Form 10QSB
period 1996-06-30
ALLIED DEVICES CORP
filed 1996-08-13
CIK 869495

Form 10-QSB Quarterly Reports

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10 - QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996.

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

Commission file number 02 - 24012

                           ALLIED DEVICES CORPORATION
             (Exact name of registrant as specified in its charter)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                                   13-3087510
                      (I.R.S. Employer Identification No.)

                    2365 Milburn Avenue, Baldwin, N.Y. 11510
               (Address of principal executive offices - Zip code)

Registrant's telephone number, including area code: 516 - 223 - 9100

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months ( or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                              Yes _X_       No ___

Common Stock, Par Value $.001                             4,402,342
           (CLASS)                        (Shares Outstanding a August 12, 1996)
- -----------------------------             --------------------------------------

                                     PART I

                   ALLIED DEVICES CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                           ALLIED DEVICES CORPORATION

                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                        June 30,           September 30,
                                                          1996                 1995
                                                      -----------          ------------
                                                      (Unaudited)
Assets
Current Assets:
    Cash                                              $    46,327           $   198,486
    Accounts receivable                                 2,366,345             2,182,111
    Inventories                                         5,467,802             4,968,370
    Prepaid and other current assets                       42,498                52,993
                                                      -----------           -----------
          Total current assets                          7,922,972             7,401,960
Property, plant and equipment, net of
 accumulated depreciation and
 amortization of $4,680,969 and
 $4,415,028, respectively                               1,934,050             1,756,398
Goodwill                                                  116,056               132,491
Other                                                     110,500               112,686
                                                      -----------           -----------
                                                      $10,083,577           $ 9,403,535
                                                      ===========           ===========
Liabilities and Stockholders' Equity:

Current liabilities:

    Revolving loan payable                            $ 1,605,000           $ 1,604,038
    Accounts payable                                    1,252,867             1,368,391
    Taxes payable                                          20,000               286,505
    Accrued expenses                                      448,730               391,137
    Current portion-debt and leases                       261,177               323,772
                                                      -----------           -----------

          Total current liabilities                     3,587,774             3,973,843

Long-term debt and leases                                 815,116               497,541
Deferred taxes                                            182,188               182,188
                                                      -----------           -----------

          Total liabilities                             4,585,078             4,653,572
                                                      -----------           -----------

Stockholders' equity:
    Common stock, $.001 par value,
       authorized 25,000,000 shares,
       issued and outstanding 4,402,342
       and 4,297,342, respectively                          4,402                 4,297
    Paid-in capital                                     2,379,192             2,352,819
    Retained earnings                                   3,114,905             2,392,847
                                                      -----------           -----------
          Total stockholders' equity                    5,498,499             4,749,963
                                                      -----------           -----------
                                                      $10,083,577           $ 9,403,535
                                                      ===========           ===========



                                See accompanying notes to financial statements.

                           ALLIED DEVICES CORPORATION
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                               Three Months Ended                          Nine Months Ended
                                                                     June 30,                                   June 30,
                                                       ---------------------------------          ----------------------------------
                                                              1996                  1995                  1996                  1995
                                                       -----------           -----------           -----------           -----------
                                                       (unaudited)           (unaudited)           (unaudited)           (unaudited)
Net sales                                              $ 4,595,543           $ 4,222,767           $13,721,549           $11,501,001
Cost of sales                                            3,040,760             2,786,650             9,233,335             7,699,918
                                                       -----------           -----------           -----------           -----------

          Gross profit                                   1,554,783             1,436,117             4,488,214             3,801,083

Selling, general and
administrative
 expenses                                                1,142,264               964,219             3,159,575             2,670,059
                                                       -----------           -----------           -----------           -----------

Income from operations                                     412,519               471,898             1,328,639             1,131,024

Interest expense (net)                                      40,874                75,088               190,878               237,877
                                                       -----------           -----------           -----------           -----------

Income before taxes on
 income                                                    371,645               396,810             1,137,760               893,147

Taxes on income                                            135,042               155,000               415,701               345,941
                                                       -----------           -----------           -----------           -----------

Net income                                             $   236,603           $   241,810           $   722,059           $   547,206
                                                       ===========           ===========           ===========           ===========

Earnings per share                                           $0.05                 $0.05                 $0.14                 $0.10
                                                             =====                 =====                 =====                 =====

Weighted average
 number of shares of
 common stock
 outstanding                                             5,659,838             5,703,338             5,659,838             5,686,837
                                                       ===========           ===========           ===========           ===========



                                 See accompanying notes to financial statements.

                           ALLIED DEVICES CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                             Nine Months Ended June 30,
                                                       ---------------------------------------
                                                              1996                       1995
                                                       -----------                 -----------
                                                       (Unaudited)                 (Unaudited)
Cash flows from operating activities:
    Net income                                           $ 722,058                  $ 547,206
    Adjustments to reconcile net
        income to net cash used in
        operating activities:
       Depreciation and amortization                       292,855                    262,452
       Provision for bad debts                              67,732                     65,976
       Decrease (increase) in:
          Accounts receivable                             (239,465)                  (349,454)
          Inventories                                     (499,432)                  (253,442)
          Prepaid expenses and other
           current assets                                   10,495                    (11,127)
          Other assets                                     (20,792)                   (24,753)
       Increase (decrease) in:
          Accounts payable                                (115,524)                   248,452
          Taxes payable                                   (266,505)                   116,990
          Accrued expenses and other
           current liabilities                              57,593                    (20,573)
                                                         ---------                  ---------
          Net cash provided by
           operating activities                              9,014                    581,727
                                                         ---------                  ---------

Cash flows from investing
 activities:
    Capital expenditures                                  (178,956)                  (263,321)
                                                         ---------                  ---------
          Net cash used in investing
           activities                                     (178,956)                  (263,321)
                                                         ---------                  ---------

Cash flows from financing activities:
    Increase (decrease) in revolving
     loan                                                      962                   (187,663)
    Proceeds from notes payable                            700,000                       --
    Payments of principal and accrued
        interest on long-term debt and
        capital lease obligations                         (709,657)                  (180,854)
    Proceeds from exercise of stock
     options and warrants                                   26,478                     15,688
                                                         ---------                  ---------

          Net cash provided by (used in)
              financing activities                          17,783                   (352,829)
                                                         ---------                  ---------

Net increase (decrease) in cash                           (152,159)                   (34,423)

Cash, at beginning of period                               198,486                    108,328
                                                         ---------                  ---------

Cash, at end of period                                   $  46,327                  $  73,905
                                                         =========                  =========


                                 See accompanying notes to financial statements.

NOTE 1    Business

          The Company is comprised of Allied Devices Corporation ("ADCO"), and its wholly-owned subsidiaries (collectively the "Company"), Absolute Precision, Inc. ("Absolute"), and Empire Tyler Corporation ("Empire").

          The Company is engaged primarily in the manufacture and distribution of standard precision mechanical components and a line of screw machine products. The Company sells all its products to the same base of customers located throughout the United States. Because the Company's product line comprises a comparable group of precision manufactured parts sold to a similar customer base, it considers itself to be engaged in a single business segment.

NOTE 2    Summary of Significant Accounting Policies

          (a)  Basis of presentation/principles of consolidation

          The accompanying consolidated financial statements include the accounts of Allied Devices Corporation and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

          The consolidated financial statements and related notes thereto as of June 30, 1996 and 1995, and for the three and nine months then ended, are unaudited and have been prepared on a basis consistent with the Company's annual financial statements. Such unaudited financial statements include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of such data. Results for the three and nine months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the entire year ending September 30, 1996.

          For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1995.

                           ALLIED DEVICES CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          SUMMARY OF ACCOUNTING POLICIES (Continued)

          (b)  Inventories

          Inventories are valued at the lower of cost (last-in, first-out (LIFO) method) or market. For the three and nine months ended June 30, 1996 and 1995, inventory was determined by applying a gross profit method, as opposed to the year ended September 30, 1995, when inventory was determined by a physical count. The Company has estimated that the change in the excess of the FIFO valuation over the LIFO cost of its inventories will not be significant during fiscal 1996.

          (c)  Earnings per share

          Earnings per share is based on the weighted aver- age number of shares of common stock and common stock equivalents outstanding during each period. Earnings per share is computed using the treasury stock method, modified for options and warrants outstanding in excess of 20% of the outstanding shares of the Company's common stock. Under the treasury stock method the number of shares outstanding reflects the use of the proceeds from the assumed exercise of stock options and warrants to repurchase shares of the Company's common stock at the average market price during the period. The proceeds generated from the assumed exercise of options and warrants in excess of 20% of the outstanding shares of common stock are applied to the assumed repayment of Company debt with the assumed related interest expense savings being included in the Company's results of operations for earnings per share computations.

          (d)  Revenue recognition

          Sales are recognized upon shipment of products.

          (e)  Statements of cash flows

          For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

                           ALLIED DEVICES CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3    INVENTORIES

          Inventories are summarized as follows:

                                          June 30,                 September 30,
                                           1996                        1995
                                        ----------                 ----------

          Raw materials                   $235,722                   $273,553

          Work-in-process                  815,831                    538,730

          Finished goods                 5,692,677                  5,328,138
                                        ----------                 ----------

                                         6,744,230                  6,140,421

          Less: adjustment
          to LIFO                       (1,276,428)                (1,172,051)
                                        ----------                 ----------

                                        $5,467,802                 $4,968,370
                                        ==========                 ==========

Item 2 Results of Operations: Three and nine months ended June 30, 1996 compared with three and nine months ended June 30, 1995:

          All statements contained herein that are not historical facts, including, but not limited to, statements regarding the Company's current business strategy, the Company's projected sources and uses of cash, and the Company's plans for future development and operations, are based upon current expectations. These statements are forward-looking in nature and involve a number of risk and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital to finance the Company's business plans on terms satisfactory to the Company; competitive factors; changes in labor, equipment and capital costs; changes in regulations affecting the Company's business; future acquisitions or strategic partnerships; general business and economic conditions; and factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. The Company cautions readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Litigation Reform Act of 1995 and, as a result, are pertinent only as of the date made.

          Net sales for the quarter and nine months ended June 30, 1996, were $4,596,000 and $13,722,000, respectively, 8.8% and 19.3% higher than in the comparable period of the prior year. Management attributes this increase to a number of factors, principally: (1) an ongoing advertising campaign in certain trade magazines appears to be expanding and sustaining awareness of the Company's products and services in the markets it serves, producing an unprecedented volume of inquiries from potential customers; (2) a series of customer service improvement programs appears to have resulted in enhanced levels of customer retention and higher volumes of business with existing customers; (3) a program to extend the range of support services provided to the Company's customers seems to be enjoying broad acceptance; and (4) the sectors of the U.S. economy serviced by the Company remain generally robust, although a flattening in the semiconductor equipment sector has delayed certain deliveries by an estimated 3 to 6 months.

          Reported gross margins for the third quarter and nine months of fiscal 1996 were 33.83% and 32.70%, respectively, as compared to 34.01% and 33.05% for the comparable periods in the prior year. This stability arises from rising shop floor productivity (greater volume of shipments on relatively stable factory operating costs) offsetting higher costs of materials. The Company has not instituted any significant price increases during the nine month period of fiscal 1996. The LIFO reserve increased by approximately $104,000 during the nine months ended June 30, 1996.

          Selling, general and administrative expenses as a percent of net sales were 24.86% and 23.03%, respectively, in the three and nine months of fiscal 1996 as compared to 22.83% and 23.22% in the comparable periods of fiscal 1995. The increase in expenses for the three months ended June 30, 1996 is principally due to higher accruals for overhead and workforce incentive bonuses. While general and administrative expenses have risen during fiscal 1996 (year-to-date), management's control of overhead during this period of expansion has resulted in these costs rising at a slower rate than shipments.

          Interest expense in the third quarter and nine months of fiscal 1996 amounted to $41,000 and $191,000, respectively, as compared to $75,000 and $238,000 in the comparable periods of fiscal 1995. This decline in interest expense is the result of both lower interest rates and lower levels of indebtedness.

          Provision for income taxes is estimated at 36% of pre-tax income for the fiscal 1996 period, as a combination of federal and state taxes.

          Liquidity and Financial Resources

          During the first nine months of fiscal 1996, operations generated cash of $9,000 and financing activities generated $18,000, the combined effect of which was $152,000 less than was used for capital expenditures ($179,000), resulting in a reduction of cash on hand. Working capital increased by $907,000 to $4,335,000 during the nine months, principally as a result of the following changes in current assets and current liabilities:

          (a) Accounts receivable increased by $184,000 as a function of rising volume of shipments partially offset by a reduction in the average collection period from about 51 days at the end of fiscal 1995 to about 47 days at the end of the third quarter of fiscal 1996.

          (b) Inventories increased by 10.0% during the nine months, or $499,000. Turns on inventory continued to improve, from 2.1 times during fiscal 1995 to 2.3 times during the nine month period.

          (c)  Prepaid expenses and other current assets declined by

               $11,000 as the Company expensed various prepaid expenses.

          (d) Current liabilities, exclusive of current portions of long-term debt and capital lease obligations, decreased $323,000 as accounts payable and accrued expenses decreased $58,000, taxes payable decreased by $266,000, and bank borrowings increased $1,000.

          (e) Current portions of debt and capital lease obligations decreased by $63,000 (net) as the Company retired certain current obligations.

          Outlays for capital expenditures in the quarter were $179,000 ($444,000 including capital lease acquisitions) as management continued to carry out its expansion plans, adding to capacity and modernizing and automating its manufacturing processes. The Company is in the process of implementing a new computer system (hardware and software), which will ultimately involve the expenditure of approximately $250,000, of which some 75% has been made. Other capital spending plans call for approximately $85,000 of additional investment in machinery and equipment for the remainder of fiscal 1996.

          Management believes that the Company's working capital as now constituted will be adequate for the needs of the on-going core business. During fiscal 1995, management had concluded that its banking agreements would become a financial constraint during fiscal 1996 if growth in sales volume continued at or above the rates of fiscal 1995. In January 1996, the Company entered into new credit agreements, increasing maximum availability under its revolving credit agreement from $2.5 million to $3.0 million and opening up new term financing lines for equipment totaling approximately $1.7 million (which had been about $400,000).

          Management further believes that the Company's financial resources will not be adequate to fund its acquisition program. It is management's intention to complete at least one acquisition during calendar 1996, and to do so will, in all likelihood, require raising additional equity capital. Management believes that it has several sources for such capital and expects that the combination of capital raised and acquisitions completed will produce anti-dilutive results for the Company's existing stockholders. While this is management's intention, there is no guarantee that they will be able to achieve this objective. The Company is not relying on the receipt of equity capital for its existing operations, but it is important to note that some of the most promising elements of management's expansion plans may not be possible without raising additional equity capital. In the event that such additional equity funds are raised, management intends to implement its plans and will do so in keeping with its judgment at that time as to how best to deploy such added capital.

                              PART II. OTHER INFORMATION

                                      SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


          Date: August  , 1996         ALLIED DEVICES CORPORATION
          ----------------------------------------------------------------------
                                             (Registrant)


                                      By:
                                         ---------------------------------------
                                          M. Hopkinson
                                            Chairman