Form 10KSB40
period 1996-09-30
ALLIED DEVICES CORP
filed 1997-01-13
CIK 869495

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934
                       -----------------------------------

For the fiscal year ended                         Commission file number
   September 30, 1996                                     0-24012
-------------------------                         ----------------------


                           ALLIED DEVICES CORPORATION

--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Nevada                                       13-3087510
-----------------------------                ---------------------------
     (State of incorporation)                          (IRS Employer
                                                  Identification Number)

2365 Milburn Avenue, Baldwin, New York                      11510
--------------------------------------                      -----
 (Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code: (516) 223-9100

Securities registered pursuant to Section 12 (b) of the Exchange Act:

Securities registered under Section 12 (g) of the Exchange Act:

        Title Class                                Number of Shares Outstanding
                                                       as of December 13, 1996
----------------------------                      ----------------------------

Common Stock, $.001 par value                        4,401,842

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
          YES   X        NO
              -----         -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ____

Issuer's revenues for its most recent fiscal year: $17,793,072

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sale price on December 13, 1996 is approximately $5,058,478.

                                     PART I


ITEM 1 -  BUSINESS

          Allied Devices Corporation ("Allied Devices" or the "Company") is a broad-line manufacturer and distributor of high precision mechanical components used in the manufacture and maintenance of industrial and commercial instruments and equipment. The Company has the capability of producing close tolerance parts and intricate assemblies at competitive costs and with short lead times. The Company's business strategy is to provide prompt service and technical support in certain industrial and high technology markets where customers are generally accustomed to extended lead times, missed deadlines and otherwise poor customer service and support.

          The Company's major product groups include precision servo and drive-train assemblies, gears and gear products, instrument related fasteners, and related components and sub-assemblies built to customer specifications. Allied Devices' customers are primarily original equipment manufacturers ("OEMs").

          Allied Devices' principal marketing tool is its highly effective technical manual of standardized instrument components available through the Company. This catalog is in the hands of buyers and engineers throughout the United States and generates sales nationwide. Management estimates that the Company has distributed more than 85,000 copies of its catalog over the last decade, of which approximately 35,000 copies were distributed during the last three fiscal years.
          The current edition, published in 1994, is over 650 pages in length. Management intends to update and re-issue the catalog during fiscal 1997 as part of its overall marketing plan.

          The breadth and standardized nature of the product line result in multiple applications in most industries, stimulating demand at the level of both OEMs and distributors. The Company sells to a wide range of industries, such as medical and operating room equipment; aerospace instrumentation; robotics; laser equipment; computer peripherals; factory automation equipment and controls; machine tool builders; research and development facilities; semiconductor equipment makers; nuclear control devices; scientific instrumentation; and optics.

          A typical customer is an OEM selling high ticket capital goods equipment. The components supplied by Allied Devices going into such equipment generally constitute a small percentage of the OEM's direct cost of manufacturing, typically $300 to $600 per unit. Failure to deliver reliable quality in a timely manner can have an impact far in excess of the modest direct cost of the parts. As a result, the majority of Allied Devices' customers deem it imperative that parts supplied be on time and of reliably high quality. While these performance criteria are not contractual requirements, they are critical determinants in the placement of repeat business.

          Allied Devices has structured itself as far as possible to provide the service of "one stop shopping" for mechanical instrument components. Further, the Company's organization and inventory policies are designed to provide fast and timely response to customer orders, and to support "just in time" methods of purchasing being used by more and more companies. Because the Company's lead times in response to customer orders are generally short (four weeks or less), backlog is not a meaningful indicator of business trends; therefore, no effort is made to monitor backlog accurately. Based on new orders, the Company is projecting growth in revenues of approximately 15% and availability of related incremental cash flow in planning for fiscal 1997.

          Allied Devices' sales volume is not dependent on just a few large customers. The Company draws from a customer list of over 6,000, thereby minimizing its vulnerability to the fortunes of any one industry or group of customers. In each of the past three years, the Company's twenty largest customers have represented as many as ten different industries and account collectively for only about 30% of shipments. Geographic concentration is relatively low and fluctuates with conditions in each of the regions served. Allied Devices uses independent multi-line manufacturers' representatives to gain national coverage, thereby fielding some 70 salespeople in virtually all significant territories in the United States.

          As the market for the Company's products has evolved, the Company has met its customers' needs by dividing operations into two areas:
          Catalog Sales and Distribution ("Catalog Operations") and Manufacturing and Subcontracting ("Manufacturing Services"). These two areas of the Company have been defined solely for internal operating effectiveness. Both areas serve the same markets and customer base and do not represent separate business segments.

          CATALOG OPERATIONS

          The majority of product sold through Catalog Operations is either manufactured by Catalog Operations or procured from the Manufacturing Services operations of the Company. What is not manufactured internally is purchased from a broad variety of reliable sources under distributorship agreements or similar arrangements. This operation includes telephone sales, inventory and shipping, gear-making, assembly and light manufacturing operations. This part of the Company also sells certain of its standard catalog products to its major competitors on a wholesale basis. In the aggregate, revenues for the Catalog Operations were approximately as follows for the last three years ended September 30th.

               1996                     $15,145,000
               1995                     $13,363,000
               1994                     $10,509,000

          CATALOG INDUSTRY COMPETITION

          The Company competes directly with W.M. Berg Co., a subsidiary of BTR Ltd.; PIC Design, a subsidiary of Wells Benrus; Nordex Inc.; and Sterling Instrument, a division of Designatronics. Each of these companies publishes a catalog similar to that issued by the Company, offering a wide range of mechanical instrument components adhering to a single set of standards. In addition, there are many other companies offering a limited selection of materials or "single product" catalogs, most often not adhering to any widely accepted set of standards. This marketplace is highly competitive, yet management believes, based upon feedback from vendors and customers, that the Company's operating principles of immediate product availability, excellent quality control, competitive pricing and responsive customer service and technical support have permitted the Company to maintain and improve its market position.

          MANUFACTURING SERVICE OPERATIONS

          The Company's strategy has called for manufacturing the majority of the products that it sells. Management believes that such vertical integration ensures quality control, timely deliveries, control of priorities and cost efficiencies. As a result, the Company has several manufacturing divisions, each with specialized capabilities. In order to promote maximum utilization of productive equipment, each manufacturing operation markets its surplus machine time independently. The following operations, which are divisions of Allied Devices, comprise Manufacturing Services:

          Absolute Precision Co.        A sophisticated computer numerically
               Ronkonkoma, New York     controlled ("CNC") machine shop
                                        specialized in close tolerance,
                                        intricate machining of complex parts
                                        that are sold direct to end users and
                                        through Catalog Operations.

          Adco Devices Co.              A screw-machine house manufacturing
               Freeport, New York       instrument quality shoulder screws,
                                        thumb screws, nuts, shafting, pins,
                                        knobs and washers.  Standard stock and
                                        custom components are sold to numerous
                                        jobbers, distributors and wholesalers.

          Astro Instrument Co.          A general machine shop with diversified
               Joplin, Missouri         CNC and conventional capabilities,
                                        dealing principally with an established
                                        customer base in several industries.

          Each of the support operations in Manufacturing Services contributes to the Company's line of standard components and sells them to Catalog Operations and to other catalog houses at uniform list prices. In addition, each operation bids for specialized custom manufacturing work in the open market, taking on machining jobs on fixed price contracts. While long runs are periodically accepted, the structure of Manufacturing Services' organization and production facilities favors shorter runs with higher margins. Pricing is based on combined material cost and standard hourly shop rates for labor and overhead.

          Approximate revenues for Manufacturing Services were as follows for the last three years:
                                           Year Ended September 30,
                                  ------------------------------------------
                                      1996           1995           1994
                                  ------------------------------------------

           Sales to Catalog
           Operations *            $2,812,000     $2,319,000     $1,703,000

           Sales to outside
           Customers                2,648,000      2,158,000      1,671,000
          ------------------------------------------------------------------
           Total Revenues          $5,460,000     $4,477,000     $3,374,000
          ------------------------------------------------------------------
          ------------------------------------------------------------------

            * These revenue figures for Sales to Catalog Operations represent interdivisional sales that are eliminated in consolidation.

            The Company does not report results for Catalog Operations and Manufacturing Services separately, but management believes that both divisions make a positive contribution to operations. While the Company has stepped up efforts to market its Manufacturing Services, management believes that existing capacity will be sufficient to support a substantial increase in volume without adding to current production facilities. Operations are now generally single shift, representing an estimated 60% of capacity, giving the Company the flexibility to respond to increases in sales volume.

          MANUFACTURING SERVICES COMPETITION

          Each of the divisions in Manufacturing Services faces intense competition from the many thousands of machine shops and screw machine houses throughout the United States. Each division endeavors to differentiate itself from its competition on the basis of: i) accepting short-run work; ii) offering short lead times; iii) providing exceptional responsiveness to customer requirements; and iv) conforming consistently to unbending quality standards.

          QUALITY ASSURANCE

          Although not legally required to do so in order to conduct its current business, the Company has emphasized rigorous standards of high quality in its products and in its manufacturing methods. This has led to the development of an internal quality control manual that sets forth both policy and procedures used throughout the Company. This manual meets or exceeds the requirements of MIL-STD-45208A, which defines acceptable standards for small business suppliers to the U.S. Government. In management's opinion, loss of qualification under MIL-STD-45208A would not have a material impact on the Company's ability to do business; likewise, in management's opinion, such qualification provides an indication to customers and potential customers of the degree of diligence that the Company exercises in adhering to acceptable procedures in pursuit of consistent quality. The Company's measuring instruments are calibrated to standards traceable to the National Bureau of Standards.

          To ensure consistent awareness and application of quality procedures, the Company has established an on-going program of meetings, lessons and training sessions through its quality assurance manager, disseminating information on policies, procedures and new developments. Management has begun to develop and implement a program of continuous improvement in pursuit of qualification under "Total Quality Management" and ISO-9000 (a voluntary set of standards and guidelines provided by the International Standards Organization), which program is in its early stages. The Company intends to complete the program and apply for ISO certification during its fiscal year 1997.

          EXPANSION PLANS

          Management has developed a plan to expand the size of the Company. Basically, the plan has four elements: (1) expand the core business through more intensive marketing efforts; (2) add products within the existing line of business; (3) expand beyond the Company's core business into related lines of business through an acquisition program that will not only add volume but provide marketing, operating and administrative synergies; and (4) raise additional equity capital as required to reduce the Company's indebtedness, thereby lowering financial leverage while expansion plans are being implemented. Certain elements of management's marketing plans have been carried out (principally an advertising campaign and publication of an expanded catalog), while others are in development. Management is pursuing its acquisition strategy but has not yet entered into any agreements with any potential acquisition candidates. During fiscal 1994, the Company raised approximately $1,298,000 of new equity capital through the private placement of Common Stock, applying virtually all of the funds raised to reduction of indebtedness. During fiscal 1995, the Company raised approximately $81,000 of new equity capital from the exercise of 62,500 Class B Warrants, applying such funds to working capital. Likewise, during fiscal 1996, the Company raised approximately $56,000 from the exercise of warrants. Additional funds, if and when raised, will also be applied, at management's discretion, to working capital, thus being available for use in routine operations or for carrying out the Company's expansion plans.

          MARKETING PROGRAMS

          The Company has developed a program to stimulate substantial growth within its existing line of business. Feedback from customers and informal market research indicate that Allied Devices does not have widespread customer awareness in the markets it serves. Thus the principal thrust of the Company's plan is to make its target markets more aware of the Company's range of capabilities and the usefulness of standardized components in general. The program is divided into modules and is being implemented as management deems appropriate.

          The plan includes expansion of the Company's advertising campaign, begun on a restricted budget in 1993. As part of the program, management has undertaken to improve, on a continuous basis, the standards of service and support provided to the Company's customers. Phasing in of expanded engineering support, assembly capabilities, new products, and electronic accessibility for customers are also important elements of the Company's program. Management believes that implementation of its plan will result in accelerated growth of sales and profits.

          ACQUISITION PROGRAM

          As part of its plans for growth, management intends to carry out an acquisition program. By its own assessment, management views the market in which it competes as large (over $1 billion), highly fragmented, and poised for consolidation. Strategically, management intends to focus on acquiring businesses with the following characteristics: (a) significant potential for sales growth; (b) high prospects for synergy and/or consolidation in marketing, manufacturing and administrative support functions; (c) relatively high gross margins (30% or more); (d) effective operating management in place; (e) a reputation for quality in its products; and (f) represents lateral or vertical integration. Management has begun the process of assessing prospective candidates.

          OTHER FACTORS

          Raw materials for the Company's operations are readily available from multiple sources, such as bar stock of stainless steel and aircraft grade aluminum from metal distributors. Management expects no change to this situation in the foreseeable future. The technological maturity of the Company's product line has resulted in general stability of demand in its markets and of availability of raw materials at stable prices. No material portion of the Company's business is subject to renegotiation of profits or termination of contracts at the election of the United States government or its prime contractors. Procurement of patents is not material to the Company's present marketing program.

          REGULATION

          The Company is not subject to any particular form of regulatory control. The Company does not expect that continued compliance with existing federal, state or local environmental regulations will have a material effect on its capital expenditures, earnings or competitive position.

          EMPLOYEES

          The Company currently employs 62 salaried and 106 hourly personnel. Wage rates and benefits are competitive in the labor markets from which the Company draws. Thirty-two of its hourly employees are represented by two local unions (19 by the National Organization of Industrial Trade Unions ("NOITU") and 13 by Local 999 of the Teamsters). The three year contract with Local 999 expires in August 1997, and the three year contract with NOITU expires in November 1997. Management knows of no material issues that would enter into negotiations for renewal of either of its collective bargaining agreements. The Company has had no strikes, walkouts or other forms of business disruption attributable to poor labor relations.
          Relations with employees and the unions are open and constructive.

          CAPITAL EQUIPMENT

          The Company uses a wide variety of machinery and equipment in manufacturing and assembly of its product line. While most of the equipment is owned by the Company or its subsidiaries, certain key pieces of equipment are leased. Eight leases, covering seven CNC machines and the Company's computer system, have original lease terms ranging from three to five years, with purchase options at the end of each lease. Rates vary from 8.5% to 13.9%, and expiration dates range from 1998 to 2000. The principal amount outstanding under these leases was approximately $395,000 as of September 30, 1996.


ITEM 2 -  PROPERTIES

          Listed below are the principal plants and offices of the Company. All property occupied by the Company is leased except as otherwise noted.


              Location          Square        Lease Expiration       Principal Activities
                                 Feet
            ----------------  ----------     ------------------   --------------------------
          Baldwin, NY          16,000        December 1996*       Catalog Manufacturing and
                                                                  Distribution Operations

          Freeport, NY         10,000        November 1996*       Screw Machine Operations

          Freeport, NY          5,200        February 1998        Catalog Manufacturing
                                                                  Operations

          Ronkonkoma, NY        7,200        June 1998            CNC Machine Shop

          Joplin, MO           13,000        (Owned)              CNC and Conventional
                                                                  Machine Shop

     * New leases for facilities in Baldwin, NY, and Freeport, NY are in negotiation. In both cases, the Company has been a tenant for over 10 years, and management foresees no difficulty in arriving at terms satisfactory to both the Company and its respective landlords.

ITEM 3 -  LEGAL PROCEEDINGS

          The Company knows of no litigation pending, threatened, or contemplated, or unsatisfied judgements, or any proceedings in which it or any of its officers or directors in their capacity as such is a party.


ITEM 4 -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.




                                     PART II


ITEM 5 -  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

          The Company's common stock was listed on NASDAQ SmallCap Market ("NASDAQ") as of November 17, 1994. Trading in the Company's stock has been generally active since then, with a total of 2,127 trades during fiscal 1996 representing approximately 7,004,100 shares (as reported by NASDAQ in their monthly statistical summaries). As of September 30, 1996, the Company had 413 holders of record of its common stock. The Company has 19 listed market-makers, and trading during the fiscal year occurred at prices ranging from a low of $1.75 to a high of $4.50. The trading ranges by quarter for the year were as follows:

                                   High       Low
                                   ----       ---

               First Quarter       $4.00     $1.75
               Second Quarter      $4.25     $2.812
               Third Quarter       $4.50     $2.75
               Fourth Quarter      $4.00     $2.75

ITEM 6 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The following selected consolidated financial data have been derived from the audited financial statements of Allied Devices Corporation. The selected financial data should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-KSB.

                                           Year Ended September 30,
                                ----------------------------------------------
                                      1996           1995           1994
                                      ----           ----           ----

     STATEMENT OF
     OPERATIONS
     DATA:
     Net sales                    $17,793,072    $15,521,373    $12,180,122
     Net income                    $1,001,029       $787,302       $456,715
     Earnings per
      share                             $0.20          $0.15          $0.10
     Weighted average
     number of shares
     outstanding                    5,785,085      5,654,858      4,931,010

     BALANCE SHEET
     DATA:
     Total assets                 $10,337,840     $9,403,535     $8,724,025
     Working capital               $6,466,813     $3,428,117     $2,705,993
     Long-term debt                $2,642,401       $497,541       $548,031
     Stockholders'equity           $5,807,364     $4,749,963     $3,859,632


RESULTS OF OPERATIONS: YEAR ENDED SEPTEMBER 30, 1996, COMPARED WITH YEAR ENDED SEPTEMBER 30, 1995.

All statements contained herein that are not historical facts, including, but not limited to, statements regarding the Company's current business strategy, the Company's projected sources and uses of cash, and the Company's plans for future development and operations, are based upon current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital to finance the Company's business plans on terms satisfactory to the Company; competitive factors; changes in labor, equipment and capital costs; changes in regulations affecting the Company's business; future acquisitions or strategic partnerships; general business and economic conditions; and factors described from time to time in the reports filed by the Company with the Securities and Exchange Commission. The Company cautions readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Litigation Reform Act of 1995 and, as a result, are pertinent only as of the date made.

Net sales for fiscal 1996 were $17,793,000 as compared to $15,521,000 in fiscal 1995, an increase of 14.6%, with continuing growth materializing in both Catalog Operations and Manufacturing Services. Management continues to attribute this strength to a combination of factors: (1) the cumulative effect of a continuing series of advertisements running regularly in various industry/trade magazines, helping to create more wide-spread awareness of the Company and its products and services; (2) the carrying out of various programs of continuous improvement, particularly in the areas of customer service and support; (3) a program to expand the range of support services provided to the Company's larger customers; and (4) continued strength in certain sectors of the U.S. economy serviced by the Company. In particular, the aerospace instrumentation, medical equipment, robotics and scientific instrumentation sectors remained strong throughout the year. This was partially offset during the fourth quarter of fiscal 1996 by a downturn in the semiconductor equipment sector; the timing of a recovery of this business is uncertain, but management projects that it will occur in the second half of fiscal 1997.

The Company's gross margin was 33.60% of net sales in fiscal 1996, up from 32.87% in fiscal 1995. This improvement is accounted for by the following factors: (1) the Company shipped a higher volume of product on relatively stable costs of factory operations, increasing gross margins by 2.10%; and (2) net materials expense increased as a percentage of sales, reducing gross margins by 1.37%. The Company did not increase prices materially in fiscal 1996 but expects to do so in fiscal year 1997.

Selling, general and administrative expenses as a percentage of net sales were 23.2% in fiscal 1996, as compared to 23.3% in fiscal 1995. This improvement is attributable to the following factors: (1) selling and shipping expenses and commissions increased by $131,000 over the prior year but decreased as a percentage of net sales by approximately 0.2% as shipping volume rose at a greater rate than spending on implementation of the Company's marketing strategy; (2) administrative payroll, benefits, and expenses rose $244,000 as compared to the prior year, but not at the same rate as shipping volume, resulting in a decrease of such expenses of 0.2% as a percentage of net sales; and (3) other administrative expenses (collectively) increased as a percentage of net sales by approximately 0.3% or $125,000 as compared to the prior year.

Interest expense decreased by $50,000 in fiscal 1996, as the Company lowered its borrowings and negotiated more favorable rates with its lending institutions.

Provision for income taxes in fiscal 1996 was $593,000, or 37% of pre-tax income. See the notes to the consolidated financial statements for a reconciliation to the federal statutory rate.

RESULTS OF OPERATIONS: YEAR ENDED SEPTEMBER 30, 1995, COMPARED WITH YEAR ENDED SEPTEMBER 30, 1994.

Net sales for fiscal 1995 were $15,521,000 as compared to $12,180,000 in fiscal 1994, an increase of 27.4%, with continuing growth materializing in both Catalog Operations and Manufacturing Services. Management attributes this strength to a combination of factors: (1) the cumulative effect of a continuing series of advertisements being run regularly in several industry/trade magazines, helping to create more wide-spread awareness of the Company, its products and services;
(2) the carrying out of various programs of continuous improvement, particularly in the areas of customer service and support; (3) a program to expand the range of support services provided to the Company's larger customers; and (4) continued strength in most of the sectors of the U.S. economy serviced by the Company.

The Company's gross margin continued to improve to 32.87% of net sales in fiscal 1995, from 32.66% in fiscal 1994. This improvement is accounted for by the following factors: (1) the Company shipped a higher volume of product on relatively stable costs of factory operations, increasing gross margins by 1.28% and (2) net materials expense increased as a percentage of sales, reducing gross
margins by 1.07%.   The Company did not increase prices in fiscal 1995.

Selling, general and administrative expenses as a percentage of net sales were 23.3% in fiscal 1995, as compared to 24.6% in fiscal 1994. This improvement is attributable to the following factors: (1) administrative payroll, benefits, and expenses rose, but not at the same rate as shipping volume, resulting in a decrease of such expenses of 1.6% as a percentage of net sales and (2) selling and shipping expenses and commissions rose as a percentage of net sales by approximately 0.3% as the Company continued to carry out its marketing strategy.

Interest expense increased by $33,000 in fiscal 1995, as higher interest rates during the year slightly more than offset lower levels of borrowings.

Provision for income taxes in fiscal 1995 was $381,615. See the notes to the consolidated financial statements for a reconciliation to the federal statutory rate.


LIQUIDITY AND FINANCIAL RESOURCES

The Company's financial condition remained stable during fiscal 1996 as cash generated from operations provided $38,000 over the course of the year and borrowings (net) provided for $72,000. In addition, $56,000 of new equity capital was raised from the exercise of certain warrants issued by the Company. These funds and cash on hand were used for capital expenditures amounting to $310,000. Net working capital increased by $3,039,000 to $6,467,000 during the year. This increase is principally attributable to the following changes in current assets and current liabilities:

- Accounts receivable (net of reserve for doubtful accounts) increased by $11,000. While sales increased by 14.6%, credit management practices resulted in a reduction of the average collection period from 51 days at the end of fiscal 1995 to 45 days at the end of fiscal 1996, which resulted in a nominal increase in receivables.

- Inventories increased 18.4%, or $914,000, during the fiscal year, with the turnover rate decreasing from 2.1 times in fiscal 1995 to 2.0 times at the end of fiscal 1996. Of this increase, a portion ($275,000) was planned as part of a strategy to increase sales of the Company's line of screw machine products. A second portion ($350,000) was budgeted to support the growth in sales in Catalog Operations. The balance ($289,000) built up in the fourth quarter of fiscal 1996 as certain orders from customers in the semiconductor equipment industry were rescheduled to be shipped during fiscal 1997. Management expects all of these orders to be shipped by the end of the third quarter of fiscal 1997. As a general rule, prompt service, product availability and quick turnaround of production orders are key factors in gaining a strong competitive position in the Company's markets. Substantial inventories are, in management's judgment, a necessity in responding to demanding delivery requirements imposed by the Company's customers. As the Company's growth continues, management expects to see improvement in the inventory turnover rate.

- Current liabilities, exclusive of current portions of long-term debt and capital lease obligations, decreased by $2,064,000, as the Company entered into a new credit facility (see below - $1,604,000), shortened its average payment period on accounts payable and accrued expenses from 45 days in fiscal 1995 to 36 days in fiscal 1996 ($229,000), and prepaid certain income taxes payable ($231,000).

- Current portions of long-term debt and capital lease obligations, including notes payable to related parties, decreased by $204,000 (net) as the Company paid off the balance of related party obligations ($143,000) and reduced its current portion of other notes and leases ($61,000) primarily as a result of entering into the new credit facility (see below). The related party debt that was paid off represented the repayment of funds advanced to the Company in 1987 by three members of management and one Director.

-  Cash balances decreased by $144,000.

Management believes that the Company's working capital as now constituted will be adequate for the needs of the on-going core business. During fiscal 1995, management had concluded that its banking agreements would become a financial constraint during fiscal 1996 if growth in sales volume continued at or above the rates of fiscal 1995. Thus, in January, 1996, the Company negotiated and closed various improvements on certain asset-based lending agreements with its bank. As the year progressed, management concluded that asset-based borrowing was inappropriate to the Company's size and stage of growth and negotiated an agreement with another institution. In September, 1996, the Company closed on a three-year committed revolving credit agreement, providing for a credit line of $4 million and an equipment line of $1.7 million, with rates 1/2 to 1-1/2 points lower and with fewer and less restrictive covenants than in the old asset-based line. Using the new credit line, the Company paid off all borrowings under the prior credit agreement and at fiscal year end was borrowing approximately $2,366,000.

Management believed that, in light of the Company's expansion objectives, the Company's working capital would not be adequate to provide for all of the on-going cash needs of the business, particularly in funding acquisitions. Therefore, in 1994, management undertook a campaign to raise new equity capital, initially through a private placement of Common Stock. During fiscal 1994, the Company realized net proceeds of approximately $1,298,000 from this private placement. During fiscal 1995, the Company further realized net proceeds of approximately $81,000 from the exercise (by public warrantholders) of 62,500 warrants to purchase Common Stock. Management expects to require additional financing to carry out its acquisition objectives. Success in this part of the Company's growth program will rely, in large measure, upon completion of additional financing. The Company is not relying on receipt of such funds in its operating budgets or projections. It is important to note that, absent new capital, the Company will not be in a position to undertake some of the most promising elements of management's plans for expansion. In the event that new equity funds are raised, management intends to implement its plans and will do so in keeping with its judgment at that time as to how best to deploy any such capital.

Outlay for capital expenditures in fiscal 1996 amounted to $310,000 ($574,000 including capital lease acquisitions), as compared to $253,000 ($500,000 including capital lease acquisitions) in fiscal 1995. These expenditures represent three facets of the Company's capital spending program: (1) a continuation of management's program of continuous improvement through modernization and automation of facilities ($120,000), (2) additions to capacity to allow for expanded volumes of business ($229,000), and (3) purchase and installation of a comprehensive new computer system ($225,000). Capital spending plans for fiscal 1997 call for additional investment in software for the Company's computer system and continued additions to high-efficiency production machinery, with total expenditures projected to be approximately $350,000. Management expects to fund such spending plans out of working capital.

VULNERABILITY TO RECESSION

The Company's cost structure is largely made up of "fixed costs", with "variable costs" accounting for less than 42% of net sales. The Company could, therefore, experience materially adverse effects on profitability from any marked downturn in sales volume until management was able to reduce fixed costs. Because the Company's delivery lead-times are relatively short, there is as a result little backlog at any given time, and the effect of a downturn in sales volume would be felt almost immediately.

EXPANSION PLANS

Management has developed a plan to expand the size of the Company. The plan has four basic elements: (1) expand the core business through more intensive marketing efforts; (2) add products within the existing line of business; (3) expand beyond the Company's core business into related lines of business through an acquisition program that will not only add volume but provide marketing, operating and administrative synergies; and (4) raise additional equity capital to reduce the Company's indebtedness, thereby lowering financial leverage while expansion plans are being implemented. Certain elements of management's marketing plans have commenced (principally an advertising campaign and publication of a new and expanded catalog), while others are in development. Management is currently pursuing its acquisition strategy but has not yet entered into any agreements with any potential acquisition candidates. During fiscal 1995, the Company raised approximately $81,000 of new equity capital through the private placement of Common Stock, applying virtually all of the funds raised to reduction of indebtedness. During fiscal 1996, the Company raised approximately $56,000 from the exercise of warrants, and options,
applying all of such funds to working capital.   Additional funds, if and when
raised, will be applied, at management's discretion, to working capital, thus being available for use in routine operations or for carrying out the Company's expansion plans (see above).

IMPACT OF INFLATION AND OTHER BUSINESS CONDITIONS

Management believes that inflation has no material impact on the operations of the business. The Company has been able to react to increases in material and labor costs through a combination of greater productivity and selective price increases. The Company has no exposure to long-term fixed price contracts.

The Company's growth is directly related to the strength exhibited by its customers in a range of industries. Early projections for fiscal 1997 indicate that this pattern of customer strength will continue.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The Company will adopt SFAS No. 121 as of October 1, 1996.

In October 1995, FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 established a fair value method for accounting for stock-based compensation plans either through recognition or disclosure. Effective October 1, 1996, the Company intends to adopt the employee stock-based compensation provisions of SFAS No. 123 by disclosing the pro forma net income and pro forma net income per share amounts, assuming the fair value method was adopted October 1, 1995.

The Company does not expect that the adoption of SFAS 121 and 123 will have a material effect on the Company's financial statements or results of operations.

ITEM 7 -  FINANCIAL STATEMENTS

     (1)  Financial Statements

          See index to Financial Statements on Page F-2.


ITEM 8 -  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          None

                                    PART III


ITEM 9   -     DIRECTORS AND EXECUTIVE OFFICERS

The Executive Officers and Directors of the Company are as follows:

Name                         Age        Position(s) Held with Company

--------------------------------------------------------------------------------
Mark Hopkinson               49         Chairman of the Board of Directors


P.K. Bartow                  48         President and Director


Salvator Baldi               74         Executive Vice President
                                          and Director

Andrew J. Beck               48         Director and Assistant Secretary


Gail F. Lieberman            53         Director


Michael Michaelson           74         Director


Robert J. Smallacombe        63         Director

          Brief biographies of the Executive Officers and Directors of the Company are set forth below. All Directors hold office until the next Annual Stockholders' Meeting or until their death, resignation, retirement, removal, disqualification or until their successors have been elected and qualified. Vacancies in the existing Board may be filled by majority vote of the remaining Directors. Officers of the Company serve at the will of the Board of Directors. There are no written employment contracts outstanding.


          Mark Hopkinson, age 49, has been Chairman of the Board since 1981, when he and Mr. Bartow organized the acquisition of the Company. He also served as President of the Company from 1981 until March 1994.
          He is a graduate of the University of Pennsylvania and of the Harvard Graduate School of Business Administration. Prior to acquiring Allied Devices, he was a management consultant, working originally with Theodore Barry & Associates from 1977 to 1978 and later as an independent and with the Nicholson Group from 1978 to 1981. The focus of his work in the period leading up to 1981 was development of emerging growth companies, both in the United States and in lesser developed countries. He served as an officer in the United States Navy from 1969 to 1972.

          P.K. Bartow, age 48, has been President of the Company since March 1994. He also served as Vice President of the Company from when he and Mr. Hopkinson organized its acquisition in 1981 until March 1994. Prior to acquiring Allied Devices, Mr. Bartow had joined the Nicholson Group in 1978, and performed facility and feasibility studies for emerging growth companies. While at Allied Devices, he has been the Director of Marketing from 1981 onwards, and in that capacity has set up a network of independent manufacturers' representatives across the United States and in the United Kingdom, Israel and selected regions in Canada. He has also organized and published Allied Devices' 650+ page catalog. Mr. Bartow received a B.A. degree from Williams College in 1970, and a M.Arch degree from the University of Pennsylvania in 1974.

          Salvator Baldi, age 74, was one of the original founders of the Company in 1947. He has been a Director of the Company since February 1994. The business was started as a general machine shop and developed through the years as a supplier to certain principal competitors of the Company in the market for standardized precision mechanical parts. By the late 1970's, the Company had advanced from vendor to competitor, offering its own catalog of components. He and his partners sold the Company to the investor group assembled by Mr. Hopkinson and Mr. Bartow in October 1981, with Mr. Baldi remaining with the Company under an employment contract. By the time his contract expired two years later, Mr. Baldi had negotiated to repurchase an interest in the Company. He currently works on an abbreviated work schedule.

          Andrew J. Beck, age 48, has been a partner with the law firm of Haythe & Curley since prior to 1989. He became a Director of the Company in March 1994. Mr. Beck holds a B.A. in economics from Carleton College and a J.D. from Stanford University Law School.

          Gail F. Lieberman, age 53, is currently Chief Financial Officer of The Thompson Corp. Financial & Professional Publishing Group. She became a director of the Company in February 1994. Prior to her current association, Ms. Lieberman was Managing Director of Moody's Investors Service, where she was employed from January 1994 to December 1996. Prior to that she was Executive Vice President and Chief Financial Officer at Scali, McCabe, Sloves, Inc. since 1982. She holds a B.A. in Mathematics and Physics and an M.B.A. in Finance from Temple University.

          Michael Michaelson, age 74, has been a Director of the Company since 1990. He has been President and sole stockholder of Rainwater Enterprises, Ltd. since 1979, providing management and marketing consultation services to clients principally in publishing and related industries. He is also on the boards of directors of the following companies: Metro Tel Corp., a publicly held company in the telecommunications field; and Theater Crafts Associates, a magazine publisher. From 1986 to 1989, he was Chairman of the Council on Economic Priorities. From 1977 to 1979, he was co-founder and Chairman of the Board of Games Magazine, which was sold to Playboy magazine in 1979. From 1970 to 1978, Mr, Michaelson worked for Publishers Clearing House, where he was Senior Vice President. From 1968 to 1970, he was President and Founder of Campus Subscriptions, Inc. Mr. Michaelson served in the United States Army in the South Pacific during World War II, where he was a Company Commander in the 35th infantry, 25th division and received the Bronze Star and the Purple Heart. He received a B.S. degree from New York University in 1948.

          Mr. Robert J. Smallacombe, age 63, has been a Director of the Company since August, 1996, when he was appointed to the Board by the unanimous vote of the other Directors. For more than five years, he has been the principal of Executive Advisory Group, a management consulting firm. In the capacity of consultant, he is currently serving as a Director of North Star Health Services Inc. From 1994 till May, 1996, as consultant, he served as President of O'Brien Environmental Energy and O'Brien Energy Services. From February, 1993 till July, 1994, as consultant, he served as CEO of Cardinal Publishing Co. Prior to that, he was working as a management consultant and business broker. He currently serves as a Director to Emons Transportation Company and to North Star Health Services Inc.

          SECTION 16 (a) REPORTING REQUIREMENTS

          Under Section 16 (a) of the Securities Exchange Act of 1934, directors and executive officers of the Company are required to make certain filings on a timely basis with the Securities and Exchange Commission. One director and executive officer, Mark Hopkinson, failed to make a timely filing of a statement on Form 4 regarding a transaction in the Company's stock. Mr. Hopkinson has subsequently filed the necessary report.

ITEM 10 - EXECUTIVE COMPENSATION

          The following table sets forth the salary and bonus compensation paid during the fiscal years ended September 30, 1996, 1995 and 1994 to the Chairman and Chief Executive Officer of the Company. No other Executive Officer of the Company received fiscal 1996 salary and bonus compensation which exceeded $100,000. The Company's Directors receive $1250 per meeting for their services as such and reimbursement for any expenses they may incur in connection with their services as Directors.


                                                  Summary Compensation Table
          ------------------------------------------------------------------------------------------------
           Name and Principal                                   Other Annual       Long Term Compensation
           Position              Fiscal Year      Salary        Compensation         Awards-Options SAR's
          ------------------------------------------------------------------------------------------------
           Mark Hopkinson,
           Chairman and Chief
           Executive Officer        1996         $98,098                 $0                        29,000
                                    1995         $90,116                 $0                         4,600
                                    1994         $86,918                 $0                       225,000


          Under the terms of the Company's 1993 Incentive Stock Option Plan, the following options were granted to the Chief Executive Officer of the Company during fiscal year 1996.


                                             Option/SAR Grants in Last Fiscal Year
          ------------------------------------------------------------------------------------------------
           Name                Number of Securities     % of Total Options      Exercise or     Expiration
                                Underlying Options     Granted to Employees     Base Price         Date
                                      Granted             in Fiscal Year          ($/Sh)
          ------------------------------------------------------------------------------------------------
           Mark Hopkinson              10,000                                      $2.50          3/18/06
                                       10,000                                      $2.25          4/19/06
                                        9,000                                      $3.00          6/21/06

          Aggregated Options/SAR Exercises in Last Fiscal Year and FY-End
          Option/SAR Values.

                                                                            Number of
                                                                           Securities            Value of
                                                                           Underlying         Unexercised
                                                                          Unexercised        In-the-Money
                                                                      Options/SARs at     Options/SARs at
                                                                           FY-End (#)          FY-End ($)

                               Shares Acquired      Value Realized       Exercisable/        Exercisable/
           Name                on Exercise (#)            ($)           Unexercisable       Unexercisable
          ------------------------------------------------------------------------------------------------
           Mark Hopkinson             -                  $  -               295,260/0          $240,885/0


          (1) In-the-money options are those for which the fair market value of the underlying Common Stock exceeds the exercise price of the option. The value of the in-the-money options is determined in accordance with regulations of the Securities and Exchange Commission by subtracting the aggregate exercise price of the option from the aggregate year-end value of the underlying Common Stock.

          No compensation to management has been waived or accrued to date.

          Under the terms of its employee stock option plan (adopted in October, 1993 and amended in December, 1995), the Board of Directors is empowered at its discretion to award options to purchase an aggregate of 1,250,000 shares of the Company's common stock to key employees. Prior to fiscal 1996, the Company had granted options to purchase an aggregate of 939,600 shares to key employees and Directors, with exercise prices ranging from $.35 to $2.35 per share. During fiscal 1996, the Company granted options to purchase 148,000 shares the Company's common stock, at exercise prices ranging from $2.00 to $3.25 per share to three individuals (one non-management member of the Board of Directors and two non-executive managers).

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

          The following table sets forth the number and percentage of the Company' shares of common stock owned of record and beneficially by each person or entity owning more than 5% of such shares and by all executive officers and directors, as a group: (i) at 9/30/96; and (ii) after the exercise of all Class B Warrants issued as part of the units sold to the public pursuant to the Illustrious Mergers, Inc. offering in February, 1991:


           Name                                   Number of           Current             After Warrant
                                                  Shares              Percentage          Exercises (9)
                                                  Owned                                   Percentage
          ------------------------------------------------------------------------------------------------
           Mark Hopkinson (1) (3) (8)
           2365 Milburn Avenue
           P.O. Box 502
           Baldwin, NY  11510                     1,011,671           21.54%              18.54%

           P.K. Bartow (1) (4) (8)
           2365 Milburn Ave.
           P.O. Box 502
           Baldwin, NY  11510                     856,655             18.39%              15.81%


           Salvator Baldi (1) (5) (8)
           2365 Milburn Ave.
           P.O. Box 502
           Baldwin, NY  11510                     787,157             16.99%              14.60%

           Michael Michaelson (2)(6)(8)
           2365 Milburn Ave.
           P.O. Box 502
           Baldwin, NY  11510                     250,084             5.38%               4.62%

           Walter S. Grossman
           277 North Avenue
           Westport, CT  06880                    231,549             5.38%               4.57%

           Gail F. Lieberman (2) (7)
           175 E. 79th Street
           New York, NY  10021                    110,000             2.44%               2.09%

           Andrew J. Beck (2) (10)
           71 Willow Street, Apt. 1
           Brooklyn, NY  11201                    10,000              0.23%               0.19%

           Robert J. Smallacombe (2) (11)
           98 Merrick Road
           Indiana, PA  15701                     43,000              0.97%               0.83%

           All Executive Officers and
           Directors as a Group (7 persons)       3,068,567           54.82%              48.26%

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT (Continued)

          (1)  Officer and Director

          (2)  Director only.

          (3) Mark Hopkinson is General Partner of the Hopkinson Family Partnership (in which he has exclusive management rights), which owns 700,000 of the shares included herein. Mr. Hopkinson owns 16,411 shares in his own name. Also included in Mr. Hopkinson's shareholdings are 65,660 shares represented by warrants exercisable by Mr. Hopkinson until December 31, 1999 and 229,600 shares represented by currently exercisable options. Mr. Hopkinson disclaims beneficial ownership of 1,200 shares owned by his wife.

          (4) Included in Mr. Bartow's shareholdings are 31,722 shares represented by warrants exercisable by Mr. Bartow until December 31, 1999 and 225,000 shares represented by currently exercisable options.

          (5) Included in Mr. Baldi's shareholdings are 5,898 shares represented by warrants exercisable by Mr. Baldi until December 31, 1999 and 225,000 shares represented by currently exercisable options.

          (6) Included in Mr. Michaelson's shareholdings are 140,084 shares represented by warrants exercisable by Mr. Michaelson until December 31, 1999 and 100,000 shares represented by currently exercisable options. Mr. Michaelson disclaims ownership of 97,500 shares owned by his wife.

          (7) Consists of 100,000 shares represented by currently exercisable options.

          (8) As consideration for various services rendered to the Company in the period 1983 until 1990, the Company issued certain stockholders warrants to purchase up to 340,000 shares of common stock at prices ranging from $0.30 to $0.70 per share.

          (9) These percentages do not include the exercise of any of the Allied Devices warrants or options other than the exercise of all of the Class B Warrants.

          (10) Consists of 10,000 shares represented by currently exercisable options.

          (11) Consists of 43,000 shares represented by options, 3,000 of which were exercisable at September 30, 1996, and 40,000 of which will vest by February, 1997.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Inapplicable.


ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits
               The exhibits required to be filed as a part of the form are listed in the attached Index to Exhibits.
          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the last quarter of fiscal 1996.

                                   SIGNATURES

     In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     ALLIED DEVICES CORPORATION



                                     ------------------------------
                                     Mark Hopkinson
                                     Chairman of the Board

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


Signatures                Title                             Date
----------                -----                             ----


____________________      Chairman of the Board,
Mark Hopkinson             Principal Executive Officer,
                           and Director                     January ___, 1997



____________________
Philip Key Bartow         President and Director            January ___, 1997



____________________
Salvator Baldi            Director                          January ___, 1997



____________________
Michael Michaelson        Director                          January ___, 1997



____________________
Andrew J. Beck            Director                          January ___, 1997

Signatures                Title                             Date
----------                -----                             ----


______________________
Gail F. Lieberman         Director                          January ___, 1997




______________________
Robert J. Smallacombe     Director                          January ___, 1997



______________________    Principal Financial Officer
Paul Cervino              and Principal Accounting Officer  January ___, 1997

                               INDEX TO EXHIBITS


Exhibit Number           Exhibit Description                Page Number
--------------           -------------------                -----------

     10                  Revolving Credit Agreement
                         Dated as of September 4,
                         1996 between the Company
                         and The Chase Manhattan
                         Bank

     11.01               EPS Calculation

     27                  Financial Data Schedules


                 Copies of the exhibits filed with the Annual Report on Form 10-KSB do not accompany copies hereof for distribution to stockholders of the Company. The Company will furnish a copy of any of such exhibits to any stockholder requesting the same.

                           CONSENT OF BDO SEIDMAN, LLP



Allied Devices Corporation
Baldwin, New York


We hereby consent to the incorporation by reference and inclusion in the Prospectus constituting part of this Registration Statement of our report dated December 27, 1996 relating to the consolidated financial statements of Allied Devices Corporation and subsidiaries appearing in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1996.



BDO SEIDMAN, LLP

January 8, 1997

                           ALLIED DEVICES CORPORATION
                                     AND SUBSIDIARIES



-------------------------------------------------------------------------------

                                              CONSOLIDATED FINANCIAL STATEMENTS
                                        YEARS ENDED SEPTEMBER 30, 1996 AND 1995

                                                     ALLIED DEVICES CORPORATION
                                                               AND SUBSIDIARIES

                                                                          INDEX
-------------------------------------------------------------------------------


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                           F-3

CONSOLIDATED FINANCIAL STATEMENTS

     Balance sheets                                                          F-4

     Statements of income                                                    F-5

     Statements of stockholders' equity                                      F-6

     Statements of cash flows                                                F-7

     Notes to financial statements                                    F-8 - F-18

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Allied Devices Corporation
Baldwin, New York


We have audited the accompanying consolidated balance sheets of Allied Devices Corporation and subsidiaries as of September 30, 1996 and 1995 and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Allied Devices Corporation and subsidiaries at September 30, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.





BDO Seidman, LLP


Mitchel Field, New York
December 27, 1996

                                                ALLIED DEVICES CORPORATION
                                                          AND SUBSIDIARIES

                                                            BALANCE SHEETS



---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------
SEPTEMBER 30,                                                                                                 1996         1995
---------------------------------------------------------------------------------------------------------------------------------
ASSETS (NOTE 4)
CURRENT:
   Cash                                                                                                  $    54,919   $  198,486
   Accounts receivable, net of allowance for doubtful accounts of $58,080
     and $49,622, respectively (Notes 4 and 6)                                                             2,193,606    2,182,111
   Inventories (Notes 2, 4 and 6)                                                                          5,882,556    4,968,370
   Prepaid expenses and other current assets                                                                  41,619       52,993
---------------------------------------------------------------------------------------------------------------------------------
     TOTAL CURRENT ASSETS                                                                                  8,172,700    7,401,960
PROPERTY, PLANT AND EQUIPMENT, AT COST, NET OF ACCUMULATED
  DEPRECIATION AND AMORTIZATION (NOTES 3, 4 AND 6)                                                         1,965,746    1,756,398
EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED, NET OF
  ACCUMULATED AMORTIZATION OF $327,748 AND $305,834                                                          110,577      132,491
OTHER ASSETS                                                                                                  88,817      112,686
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                         $10,337,840   $9,403,535
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT:
   Revolving loan payable (Note 4)                                                                       $         -   $1,604,038
   Accounts payable                                                                                        1,092,758    1,368,391
   Income taxes payable (Note 9)                                                                              55,693      286,505
   Accrued expenses and other (Note 5)                                                                       438,035      391,137
   Notes payable to related parties                                                                                -      142,598
   Current portion of long-term debt and capital lease obligations (Note 6)                                  119,401      181,174
---------------------------------------------------------------------------------------------------------------------------------
     TOTAL CURRENT LIABILITIES                                                                             1,705,887    3,973,843
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (NOTE 6)                                                      2,642,401      497,541
DEFERRED INCOME TAXES (NOTE 9)                                                                               182,188      182,188
---------------------------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES                                                                                     4,530,476    4,653,572
---------------------------------------------------------------------------------------------------------------------------------
COMMITMENTS (NOTES 7 AND 8)
STOCKHOLDERS' EQUITY (NOTE 8)
   Common stock, $.001 par value, authorized 25,000,000 shares, issued
     and outstanding 4,401,842 and 4,296,842                                                                   4,402        4,297
   Additional paid-in capital                                                                              2,409,086    2,352,819
   Retained earnings                                                                                       3,393,876    2,392,847
---------------------------------------------------------------------------------------------------------------------------------
     TOTAL STOCKHOLDERS' EQUITY                                                                            5,807,364    4,749,963
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                         $10,337,840   $9,403,535
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------


                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                      STATEMENTS OF INCOME
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
YEAR ENDED SEPTEMBER 30,                                   1996          1995
--------------------------------------------------------------------------------
 NET SALES                                             $17,793,072   $15,521,373
 COST OF SALES                                          11,815,271    10,418,976
--------------------------------------------------------------------------------
       GROSS PROFIT                                      5,977,801     5,102,397
 SELLING, GENERAL AND ADMINISTRATIVE EXPENSES            4,120,136     3,619,998
--------------------------------------------------------------------------------
       INCOME FROM OPERATIONS                            1,857,665     1,482,399
 INTEREST EXPENSE, NET                                     263,568       313,482
--------------------------------------------------------------------------------
       INCOME BEFORE PROVISION FOR TAXES ON INCOME       1,594,097     1,168,917
 TAXES ON INCOME (NOTE 9)                                  593,068       381,615
--------------------------------------------------------------------------------
 NET INCOME                                             $1,001,029      $787,302
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
 NET INCOME PER SHARE                                         $.20          $.15
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
 WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING           5,785,085     5,654,858
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                        STATEMENTS OF STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                               Common-Stock $0.001 par
                                                        valuee
                                               -----------------------
                                                                               Additional                            Total
                                                Number of                        Paid-in           Retained      stockholders'
                                                 Shares        Amount            Capital           Earnings         equity
--------------------------------------------------------------------------------------------------------------------------------
BALANCE, OCTOBER 1, 1994                        4,234,342      $4,234          $2,249,853         $1,605,545      $3,859,632

   PROCEEDS FROM ISSUANCE OF
     COMMON STOCK (NOTE 8)                         62,500          63              80,720                  -          80,783

   ISSUANCE OF OPTIONS AND
     WARRANTS TO PURCHASE
     COMMON STOCK (NOTE 8)                              -           -              22,246                  -          22,246

   NET INCOME                                           -           -                   -            787,302         787,302
--------------------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 1995                     4,296,842       4,297           2,352,819          2,392,847       4,749,963

   NET INCOME                                           -           -                   -          1,001,029       1,001,029

   PROCEEDS FROM THE EXERCISE OF
     OPTIONS AND WARRANTS TO
     PURCHASE COMMON STOCK
     (NOTE 8)                                     105,000         105              56,267                  -          56,372
--------------------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 1996                     4,401,842      $4,402          $2,409,086         $3,393,876      $5,807,364
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------


                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                  STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
YEAR ENDED SEPTEMBER 30,                                       1996       1995
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                            $1,001,029   $787,302
--------------------------------------------------------------------------------
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Reserve on note receivable                                   -     50,000
     Provision for doubtful accounts                          8,458      9,518
     Depreciation and amortization                          387,009    336,428
     Deferred income taxes                                        -   (111,558)
     Compensation charge for warrants and options
       issued                                                     -     22,246
   (Increase) decrease in:
     Accounts receivable                                    (19,953)  (271,404)
     Inventories                                           (914,186)  (330,892)
     Prepaid expenses and other current assets               11,374      9,585
     Other assets                                            23,869    (11,484)
   Increase (decrease) in:
     Accounts payable and accrued expenses                 (228,735)   287,765
     Income taxes payable                                  (230,812)   133,096
--------------------------------------------------------------------------------
     Total adjustments                                     (962,976)   123,300
--------------------------------------------------------------------------------
     Net cash provided by (used in) operating
       activities                                            38,053    910,602
--------------------------------------------------------------------------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                    (309,806)  (252,603)
--------------------------------------------------------------------------------
     NET CASH USED IN INVESTING ACTIVITIES                 (309,806)  (252,603)
--------------------------------------------------------------------------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from sale of common stock, options
     and warrants                                            56,372     80,783
   Repayment of revolving loan and term loan             (2,275,500)  (360,004)
   Proceeds from revolving credit facility                2,366,338          -
   Principal payments on long-term debt and
     capital lease obligations                             (232,888)  (213,928)
   Proceeds from additional financing under old
     bank agreement and term loan                           356,462          -
   Payments under old borrowing agreement                         -   (360,004)
   Payment on related party debt                           (142,598)   (74,692)
--------------------------------------------------------------------------------
     NET CASH (USED IN) PROVIDED BY FINANCING
       ACTIVITIES                                           128,186   (567,841)
--------------------------------------------------------------------------------
 NET INCREASE (DECREASE) IN CASH                           (143,567)    90,158
 CASH, BEGINNING OF PERIOD                                  198,486    108,328
--------------------------------------------------------------------------------
 CASH, AT END OF PERIOD                                     $54,919   $198,486
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

1. SUMMARY OF            (a)  BUSINESS
   ACCOUNTING POLICIES
                              The Company is comprised of Allied Devices
                              Corporation (ADCO), and its wholly-owned subsidiary, Empire Tyler Company (Empire and collectively the Company).

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

                         (b)  BASIS OF PRESENTATION

                              The consolidated financial statements include the accounts of ADCO and its subsidiary. All significant intercompany balances and transactions have been eliminated.

                         (c)  1INVENTORIES

                              Inventories are valued at the lower of cost (last-in, first-out (LIFO) method) or market.
                              Management periodically analyzes inventories for obsolescence and records writeoffs as required. Such writeoffs have historically been immaterial.

                         (d)  DEPRECIATION AND AMORTIZATION

                              Property, plant and equipment is stated at cost. Depreciation and amortization of property, plant and equipment is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

                                   Buildings and improvements          30 years
                                   Machinery and equipment             10 years
                                   Furniture, fixtures and
                                     office equipment                 5-7 years
                                   Tools, molds and dies                8 years
                                   Leasehold improvements            Lease term

--------------------------------------------------------------------------------
                           (e)   INCOME TAXES

                                 The Company and its subsidiary file a
                                 consolidated federal income tax return and separate state income tax returns.

                                 Deferred tax assets and liabilities are
                                 recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date.


                           (f)   EARNINGS PER SHARE

                                 Earnings per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Earnings per share is computed using the treasury stock method, modified for options and warrants outstanding in excess of 20% of the outstanding shares of the Company's common stock. Under the treasury stock method the number of shares outstanding reflects the use of the proceeds from the assumed exercise of stock options and warrants to repurchase shares of the Company's common stock at the average market value during the period. The proceeds generated from the assumed exercise of options and warrants in excess of 20% of the outstanding shares of common stock are applied to the assumed repayment of company debt with the assumed related interest expense savings being included in the Company's results of operations for earnings per share computations.

                           (g)   INTANGIBLE ASSETS

                                 The excess of cost over the fair value of net assets acquired is being amortized over a period of 20 years.

                           (h)   REVENUE RECOGNITION

                                 Sales are recognized upon shipment of products. All sales are shipped F.O.B. shipping point and are not sold subject to a right of return unless the products are defective. The Company's level of returns arising from defective products has historically been immaterial. The Company provides an allowance for estimated returns when sales are recorded. Such allowances are not material.

                           (i)   USE OF ESTIMATES

                                 In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

                           (j)   FAIR VALUE FINANCIAL INSTRUMENTS

                                 The carrying amounts of financial instruments, including cash and short-term debt, approximated fair value as of September 30, 1996 and 1995. The carrying value of long-term debt and obligations under capital leases, including the current portion, approximates fair value as of September 30, 1996 and 1995 based upon the borrowing rates currently available to the Company for bank loans with similar terms and average maturities.

                           (k)   RECENT ACCOUNTING PRONOUNCEMENTS

                                 In March 1995, the Financial Accounting
                                 Standards Board (FASB) issued SFAS No. 121,
                                 Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. The Company will adopt SFAS No. 121 as of October 1, 1996.

--------------------------------------------------------------------------------

                                 In October 1995, FASB issued SFAS No. 123,
                                 Accounting for Stock-Based Compensation. SFAS No. 123 established a fair value method for accounting for stock-based compensation plans either through recognition or disclosure. Effective October 1, 1996, the Company intends to adopt the employee stock-based compensation provisions of SFAS No. 123 by disclosing the pro forma net income and pro forma net income per share amounts, assuming the fair value method was adopted October 1, 1995.

                                 The Company does not expect that the adoption of SFAS 121 and 123 will have a material effect on the Company's financial statements or results of operations.

                           (l)   RECLASSIFICATIONS

                                 Certain 1995 balances were reclassified to conform with the 1996 presentation.

2.   INVENTORIES           Inventories are summarized as follows:

                           SEPTEMBER 30,                1996        1995
                           -----------------------------------------------
                           Raw materials              $238,325    $273,553
                           Work-in-process             512,527     538,730
                           Finished goods            6,404,976   5,328,138
                           -----------------------------------------------
                                                     7,155,828   6,140,421
                           Less: adjustment to LIFO  1,273,272   1,172,051
                           -----------------------------------------------
                                                    $5,882,556  $4,968,370
                           -----------------------------------------------
                           -----------------------------------------------

                           The adjustment to LIFO represents the excess of current cost (valued at first-in, first-out
                           FIFO) over the LIFO value of the inventories.

--------------------------------------------------------------------------------

3.   PROPERTY, PLANT       Property, plant and equipment consists of the
     AND EQUIPMENT         following:

                           SEPTEMBER 30,                       1996        1995
                           ----------------------------------------------------
                           Machinery and equipment       $4,552,650  $4,104,342
                           Tools, molds and dies          1,502,276   1,416,974
                           Furniture, fixtures and
                            office equipment                402,730     399,331
                           Leasehold improvements           167,180     152,249
                           Building and improvements         93,530      93,530
                           Land                               5,000       5,000
                           ----------------------------------------------------
                                                          6,723,365   6,171,426
                           Less:  accumulated
                             depreciation and
                             amortization                 4,757,620   4,415,028
                           ----------------------------------------------------
                                                         $1,965,746  $1,756,398
                           ----------------------------------------------------
                           ----------------------------------------------------

                           Included in machinery and equipment and office equipment at September 30, 1996 and 1995 is approximately $560,000 and $295,000, respectively of equipment under capital lease agreements (see Note 6) with related accumulated amortization amounts of approximately $226,000 and $55,000, respectively.

4.   REVOLVING CREDIT      During most of fiscal 1996, the Company was party
     AGREEMENT             to an asset-based revolving demand loan agreement
                           with a bank, providing for borrowings of up to the lesser of $2,500,000 or 80% of eligible receivables and 20% of eligible inventory up to a maximum of $850,000, as defined in the agreement. Interest was computed at 0.5% above the bank's commercial lending rate, and principal amounts were collateralized by a security interest in substantially all assets of the Company.

                           In September, 1996, the Company entered into a new credit agreement with a different bank and repaid all amounts outstanding under the agreements with its prior lender. Under the terms of its new three-year committed revolving credit agreement, the Company may borrow up to the lesser of $4,000,000 or 85% of eligible receivables and 30% of eligible inventory up to a maximum of $2,000,000, and interest is computed at the bank's prime lending rate (8.25% at September 30, 1996) or at 1.25% to 1.75% over the London InterBank Over-night Rate (LIBOR), at the Company's option, as defined in the agreement. As part of the same credit package, the Company may borrow additional funds, secured by the Company's machinery and equipment, with up to $700,000 available against existing assets and up to $1,000,000 available for new acquisitions of machinery and equipment. The credit facility is secured by a first priority
                           security interest in the Company's assets.   In
                           addition, the Company must meet certain financial covenants. As of the end of 1996, borrowings under this credit agreement were approximately $2,366,000.

--------------------------------------------------------------------------------
5.   ACCRUED EXPENSES AND  Accrued expenses consist of the following:
     OTHER
                           SEPTEMBER 30,                      1996        1995
                           ----------------------------------------------------
                           Commissions                     $232,712    $232,679
                           Payroll and related               45,000      92,622
                           Other                            160,323      65,836
                           ----------------------------------------------------
                                                           $438,035    $391,137
                           ----------------------------------------------------
                           ----------------------------------------------------

6.   LONG-TERM DEBT AND    Long term debt consists of the following:
     CAPITAL LEASE
     OBLIGATIONS
                           SEPTEMBER 30,                      1996        1995
                           ----------------------------------------------------
                           Revolving credit facility,
                           due September, 1999
                           (Note 4)                      $2,366,338     $     -
                           Capital lease obligations
                             with varying monthly
                             payments and interest
                             rates ranging from 8.5%
                             to 13% per annum maturing
                             1996 through 2001; secured
                             by an interest in machinery
                             and equipment (Note 3)         395,464     243,715

                           $575,000 term promissory
                             note payable to a bank
                             repaid during fiscal 1996
                             (Note 4)                             -     435,000
                           ----------------------------------------------------
                                Subtotal                  2,761,802     678,715

                           Less:  current maturities        119,401     181,174
                           ----------------------------------------------------
                           Long-term debt and capital
                             lease obligations           $2,642,401    $497,541
                           ----------------------------------------------------
                           ----------------------------------------------------

--------------------------------------------------------------------------------

                           The following is a schedule by years of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of September 30, 1996:

                               1997                                    $152,615
                               1998                                     138,991
                               1999                                     104,988
                               2000                                      64,916
                               2001                                       3,448
                           ----------------------------------------------------
                           Total minimum lease payments                 464,958
                           Less:  amount representing interest           69,494
                           ----------------------------------------------------
                           Present value of net minimum
                             lease payments                            $395,464
                           ----------------------------------------------------
                           ----------------------------------------------------

                           The following is a schedule of long term debt maturities (including capital lease obligations) as of September 30, 1996:

                               1996                                    $119,401
                               1997                                     117,606
                               1998                                      93,330
                               1999                                   2,428,042
                               2000                                       3,423
                           ----------------------------------------------------
                                                                     $2,761,802
                           ----------------------------------------------------
                           ----------------------------------------------------

7.   LEASES                The Company rents facilities in Baldwin, Ronkonkoma
                           and Freeport, New York under various operating lease agreements expiring through December 1996. In addition, the Company also leases certain machinery and equipment and office equipment under various capital lease agreements expiring through 2000 (see
                           Note 6).

--------------------------------------------------------------------------------
                           Most of the Company's operating leases are on a month to month basis. Rent expense amounted to approximately $256,000 and $250,000 for the fiscal years ended September 30, 1996 and 1995, respectively.

8.   STOCKHOLDERS' EQUITY  (a)   WARRANTS

                                 At September 30, 1996 and 1995, the Company had 1,275,414 and 1,313,764 stock warrants outstanding, respectively. The warrants to purchase the Company's common stock were held by the following parties:

                                 Officers/stockholders/consultants (1)  515,414
                                 Public (2)                             760,000
                                 ----------------------------------------------
                                                                      1,275,414
                                 ----------------------------------------------
                                 ----------------------------------------------

                                 (1) Each warrant held by members of management and certain stockholders grants them the right to purchase one share of common stock at various prices between $0.30 and $0.70 per share. These warrants were granted prior to September 30, 1987 and expire at various dates between April 15, 1997 and April 15, 1998.

                                      During fiscal 1996 and 1995 the Company
                                      issued warrants to purchase 60,000 and
                                      200,000 shares of common stock,
                                      respectively, at prices ranging from $3.00 to $4.25 per share to financial consultants to the Company.

                                 (2) 760,000 Class B stock warrants outstanding are registered securities originally issued in the Company's initial public offering and held by the public. Each warrant grants the holder the right to purchase 1 share of common stock. The exercise price per warrant is $2.50. The warrants expire January 31, 1997.

--------------------------------------------------------------------------------
                            (b)  INCENTIVE STOCK OPTION PLAN

                                 In October 1993, the Board of Directors adopted an incentive stock option plan. The Plan, as amended on December 11, 1995, allows the Board of Directors to issue options to purchase an aggregate of 1,250,000 shares of the Company's common stock to key employees.

                                 As of September 30, 1996, the Company had issued options to purchase an aggregate of 1,087,600 shares of the Company's common stock to members of the Company's Board of Directors and employees. The options expire 10 years from issuance and are exercisable at prices ranging from $.35 to $3.00. During the year ended September 30, 1996, 10,000 options were exercised, 992,600 options were exercisable, and 162,400 options remain to be granted under the Plan.

                            Changes in qualified and non-qualified options and warrants outstanding are summarized as follows:

                                                          Warrants                             Options
                                             ----------------------------------------------------------------------
                                                                                                   Option price per
                                                   Shares        Exercise Price       Shares             share
                            ---------------------------------------------------------------------------------------
                            Outstanding
                               October 1,
                               1994              1,095,000        $.30 - $2.50        905,000       $1.00 - $2.35
                               Granted             285,864         2.00 - 3.00         34,600          .35 - 3.00
                               Cancelled            (4,600)               (.35)             -                   -
                               Exercised           (62,500)              (2.50)             -                   -
                               Expired                   -                   -              -                   -
                            ---------------------------------------------------------------------------------------
                            Outstanding
                               September 30
                               1995              1,313,764          .30 - 2.50        939,600          .35 - 3.00
                               Granted              60,000         3.25 - 4.25        148,000         2.00 - 3.00
                               Cancelled            (3,350)                .35
                               Exercised           (95,000)      (.35) - (2.50)       (10,000)               1.00
                               Expired
                            ---------------------------------------------------------------------------------------

                            Outstanding
                               September 30,
                               1996              1,275,414        $.30 - $4.25      1,077,600        $.35 - $3.00
                            ---------------------------------------------------------------------------------------
                            ---------------------------------------------------------------------------------------

--------------------------------------------------------------------------------

9.   TAXES ON INCOME     Provisions for income taxes on income in the
                         consolidated statement of operations consist of the following:

                         YEAR ENDED SEPTEMBER 30,           1996           1995
                         -------------------------------------------------------
                         Current:
                           Federal                      $546,143       $425,133
                           State                          46,925         68,050
                         -------------------------------------------------------
                         Total current                   593,068        493,183
                         -------------------------------------------------------
                         Deferred:
                           Federal                             -       (111,568)
                         -------------------------------------------------------
                                                               -       (111,568)
                         -------------------------------------------------------
                         Total taxes on income          $593,068       $381,615
                         -------------------------------------------------------
                         -------------------------------------------------------

                         Deferred tax (assets) liabilities consist of the following:

                         YEAR ENDED SEPTEMBER 30,                      1996                1995
                         -------------------------------------------------------------------------
                         Tax depreciation in excess of book        $235,463            $232,600
                         Provision for bad debts                    (19,863)            (17,000)
                         Provision on note receivable
                           (included in other assets)               (34,000)            (34,000)
                         Investment tax credit carryforward         (15,000)            (15,000)
                         -------------------------------------------------------------------------
                         Deferred tax liabilities                   166,600             166,600
                         Valuation allowance                         15,588              15,588
                         -------------------------------------------------------------------------
                         Net deferred tax liabilities              $182,188            $182,188
                         -------------------------------------------------------------------------
                         -------------------------------------------------------------------------

--------------------------------------------------------------------------------
                         The provision for income taxes on income before taxes differs from the amounts computed applying the applicable Federal statutory rates due to the following:

                         YEAR ENDED SEPTEMBER 30,               1996       1995
                         -------------------------------------------------------
                         Provision for Federal income
                           taxes at the statutory rate      $541,993   $397,432

                         Increase (decrease):

                           State taxes, net of Federal
                             tax benefit                      30,970     23,137

                           Other                              20,105    (38,954)
                         -------------------------------------------------------
                         Provision for taxes on income      $593,068   $381,615
                         -------------------------------------------------------
                         -------------------------------------------------------


10.  CASH FLOWS          YEAR ENDED SEPTEMBER 30,               1996       1995
                         -------------------------------------------------------
                         Supplemental disclosure of cash
                           flow information

                         Cash paid during the year:

                         Interest                           $249,168   $313,482
                         -------------------------------------------------------
                         -------------------------------------------------------
                         Income taxes                       $551,408   $360,077
                         -------------------------------------------------------
                         -------------------------------------------------------
                         Supplemental schedule of non-cash
                           investing and financing:

                         Equipment acquired under
                           capital lease                    $264,637   $126,500
                         -------------------------------------------------------
                         -------------------------------------------------------