Form 10QSB
period 1996-12-31
ALLIED DEVICES CORP
filed 1997-02-13
CIK 869495

Form 10-QSB Quarterly Reports

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996.

[_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

Commission file number 0 - 24012


                           ALLIED DEVICES CORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                                     Nevada
--------------------------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)


                                   13-3087510
--------------------------------------------------------------------------------
                      (I.R.S. Employer Identification No.)


                    2365 Milburn Avenue, Baldwin, N.Y. 11510
--------------------------------------------------------------------------------
               (Address of principal executive offices - Zip code)


Issuer's telephone number, including area code: 516 - 223 - 9100

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X    No
                                   ---      ---

Common Stock, Par Value $.001                           4,401,842
-----------------------------          -----------------------------------------
         (CLASS)                       (Shares Outstanding at February 13, 1997)

                                    PART I

                  ALLIED DEVICES CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                                                      Allied Devices Corporation

                                                                  Balance Sheets
================================================================================

                                                     December 31,  September 30,
                                                         1996          1996
--------------------------------------------------------------------------------
Assets                                                 (Unaudited)
Current:
  Cash                                                     $63,621      $54,919
  Accounts receivable                                    1,788,064    2,193,606
  Inventories                                            5,918,681    5,882,556
  Prepaid and other                                        186,699       41,619
--------------------------------------------------------------------------------
      Total current                                      7,957,064    8,172,700
Property, plant and equipment, net                       1,974,749    1,965,746
Goodwill                                                   105,099      110,577
Other                                                       81,404       88,817
--------------------------------------------------------------------------------
      Total assets                                     $10,118,316  $10,337,840
================================================================================
Liabilities and Stockholders' Equity
Current:
  Accounts payable                                        $969,999   $1,092,758
  Taxes payable                                             86,127       55,693
  Accrued expenses                                         313,339      438,035
  Current portion of long term debt and capital lease
    obligations                                            122,284      119,401
--------------------------------------------------------------------------------
      Total current                                      1,491,750    1,705,887
Long term debt and capital lease obligations             2,504,389    2,642,401
Deferred taxes                                             182,188      182,188
--------------------------------------------------------------------------------
  Total liabilities                                      4,178,327    4,530,476
Stockholders' Equity:
  Capital stock                                              4,402        4,402
  Paid-in capital                                        2,409,086    2,409,086
  Retained earnings                                      3,526,501    3,393,876
--------------------------------------------------------------------------------
      Total stockholders' equity                         5,939,989    5,807,364
--------------------------------------------------------------------------------
      Total liabilities and stockholders' equity       $10,118,316  $10,337,840
================================================================================

                                                      Allied Devices Corporation

                                               Consolidated Statements of Income

================================================================================

For the three months ended December 31,                      1996           1995
--------------------------------------------------------------------------------
                                                      (Unaudited)    (Unaudited)

Net sales                                              $3,526,354     $4,294,126

Cost of sales                                           2,386,351      2,943,188
--------------------------------------------------------------------------------
    Gross profit                                        1,140,004      1,350,938

Selling, general and administrative expenses              882,460      1,003,518
--------------------------------------------------------------------------------
Income from operations                                    257,544        347,420

Interest expense (net)                                     46,358         66,153
--------------------------------------------------------------------------------
Income before taxes on income                             211,186        281,267

Taxes on income                                            78,561        101,257
--------------------------------------------------------------------------------
Net income                                             $  132,625     $  180,010
================================================================================
Earnings per share                                     $     0.03     $     0.04
================================================================================
Weighted average shares (treasury method)               5,689,488      5,660,838
================================================================================

                                                      Allied Devices Corporation

                                           Consolidated Statements of Cash Flows

================================================================================

For the three months ended December 31,                     1996           1995
--------------------------------------------------------------------------------
Cash flows from operating activities:                         (Unaudited)
  Net income                                           $ 180,010      $ 132,625
  Adjustments to reconcile net income
    to net cash used in operating activities:
      Depreciation and amortization                      116,884         86,799
      Provision for bad debts                                670            590
      Reserve for note receivable                           --           75,000
      Other                                                 --             --
  Decrease (increase) in:
    Accounts receivable                                  404,873        (97,658)
    Inventories                                          (36,125)      (166,211)
    Prepaid and other                                   (145,079)        41,045
    Other assets                                           3,920       (136,975)
  Increase (decrease) in:
    Accounts payable                                    (122,759)        83,525
    Taxes payable                                         30,434        (77,998)
    Accrued expenses                                    (124,696)        80,816
--------------------------------------------------------------------------------
Net cash provided by operating activities                260,746         68,943
--------------------------------------------------------------------------------
Cash flows from investing activities:
  Capital expenditures                                  (116,915)       (45,772)
--------------------------------------------------------------------------------
Cash flows from financing activities:
  Increase (decrease) in bank borrowings                (106,338)        36,131
  Payments of long-term debt and capital
    lease obligations                                    (28,791)      (103,778)
--------------------------------------------------------------------------------
Net cash used in financing activities                   (135,129)       (67,647)
--------------------------------------------------------------------------------
Net decrease in cash                                       8,702        (44,476)
Cash, at beginning of period                              54,919        198,486
--------------------------------------------------------------------------------
Cash, end of period                                    $  63,621      $ 154,010
================================================================================

                                     Allied Devices Corporation and Subsidiaries

                                      Notes to Consolidated Financial Statements
                       (Information for December 31, 1996 and 1995 is unaudited)
================================================================================



1. Business              Allied Devices Corporation and subsidiaries (the
                         "Company") are engaged primarily in the manufacture and distribution of standard precision mechanical components and a line of screw machine products throughout the United States.



2. Summary of           (a) Basis of presentation/principles of consolidation
   Significant
   Accounting Policies

                            The accompanying consolidated financial statements include the accounts of Allied Devices Corporation and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

                            The consolidated financial statements and related notes thereto as of December 31, 1996 and 1995, and for the three months then ended, are unaudited and have been prepared on a basis consistent with the Company's annual financial statements. Such unaudited financial statements include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of such data. Results for the three months ended December 31, 1996 are not necessarily indicative of the results that may be expected for the entire year ending September 30, 1997.

                            For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1996.

                        (b) Inventories

                            Inventories are valued at the lower of cost
                            (last-in, first-out (LIFO) method) or market. For the three months ended December 31, 1996 and 1995, inventory was determined by applying a gross profit method, as opposed to the year ended September 30, 1996, when inventory was determined by a physical count.

                                     Allied Devices Corporation and Subsidiaries

                                      Notes to Consolidated Financial Statements
                       (Information for December 31, 1996 and 1995 is unaudited)
================================================================================

2. Summary of           (c) Depreciation and amortization
   Significant
   Accounting Policies
   (Continued)

                            Property, plant and equipment is stated at cost. Depreciation and amortization of property, plant and equipment is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

                            Buildings and improvements                  30 years
                            Machinery and equipment                     10 years
                            Furniture, fixtures and office equipment  5 -7 years
                            Tools, molds and dies                        8 years
                            Leasehold improvements                    Lease term


                        (d) Income taxes

                            The Company and its subsidiaries file a consolidated federal income tax return and separate state income tax returns. The Company follows the liability method of accounting for income taxes.

                        (e) Earnings per share

                            Earnings per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Earnings per share is computed using the treasury stock method, modified for options and warrants outstanding in excess of 20% of the outstanding shares of the Company's common stock. Under the treasury stock method the number of shares outstanding reflects an assumed use of the proceeds from the assumed exercise of stock options and warrants to repurchase shares of the Company's common stock at the average market value during the period. The proceeds generated from the assumed exercise of options and warrants in excess of 20% of the outstanding shares are applied to the assumed repayment of debt with the assumed related interest expense savings being included in the Company's results from operations for earnings per share computations.

                                     Allied Devices Corporation and Subsidiaries

                                      Notes to Consolidated Financial Statements
                       (Information for December 31, 1996 and 1995 is unaudited)
================================================================================




 2.   Summary of           (f)  Intangible assets
      Significant
      Accounting Policies
      (Continued)

                                The excess of cost over fair value of net assets acquired is being amortized over a period of 20 years.

                           (g)  Revenue recognition

                                Sales are recognized upon shipment of products.

                           (h)  Statement of cash flows

                                For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.





3. Inventories              Inventories are summarized as follows:


                                                    December 31,   September 30,
                                                         1996          1996
                          -----------------------------------------------------
                          Raw materials              $   244,567    $   238,325

                          Work-in-process                520,072        512,527

                          Finished goods               6,429,114      6,404,976
                          -----------------------------------------------------
                                                       7,193,753      7,155,828
                          Less: adjustment to LIFO    (1,275,072)    (1,273,272)
                          -----------------------------------------------------
                                                     $ 5,918,681    $ 5,882,556
                          =====================================================

                                     Allied Devices Corporation and Subsidiaries

                                      Notes to Consolidated Financial Statements
                       (Information for December 31, 1996 and 1995 is unaudited)
================================================================================



4. Commitments              The Company rents facilities in Baldwin, Ronkonkoma,
                            and Freeport, New York under various operating lease agreements expiring through December 1999. In addition, the Company also leases certain machin-ery and equipment and office equipment under various capital lease agreements expiring through 2000.

                            The following is a schedule of total future minimum lease payments under non cancelable operating leases:


                            Years ended September 30,
                            -------------------------

                                     1997                            $268,000

                                     1998                            $275,000

                                     1999                            $203,000


                            Rent expense amounted to approximately $77,000 and $256,000 for the three months ended December 31, 1996 and for fiscal year ended September 30, 1996, respectively.

                                     Allied Devices Corporation and Subsidiaries

                                            Results of Operations:  Three Months
                                           Ended December 31, 1996 Compared with
                                           Three Months Ended December 31, 1995:
================================================================================



Item 2- Results of Operations: three months ended December 31, 1996 compared with three months ended December 31, 1995:

                            Net sales for the quarter and three months ended December 31, 1996, the Company's first quarter of fiscal 1997, were $3,526,000, as compared to $4,294,000 in the comparable period of the prior year, a decrease of approximately 17.9%. Management attributes this decrease principally to the following factors:

                            o Towards the end of fiscal 1996, customers in the
                              semiconductor equipment industry had experienced a slowdown and had, as of August, 1996, begun to defer shipments originally scheduled for delivery in the period September, 1996 to February, 1997 until after March, 1997. Management estimates that approximately $750,000 in shipments were deferred during the quarter. Recently, as the second quarter of fiscal 1997 has begun, the same customers are accelerating delivery dates, indicating that they have used up accumulated inventory and have seen a resumption of demand.

                            o A number of other prominent customers suspended or
                              curtailed buying during the quarter ended December 31, 1996 in order to minimize inventories for calendar year-end. Management estimates that at least $245,000 in shipments were deferred as a result of this factor.

                            The Company's on-going advertising campaign in certain trade magazines is focused on the advantages of having Allied Devices as a source, and it appears to be expanding awareness of the Company's products and services in the markets it serves. The rate at which the Company is adding new customers remains healthy and steady. Customer retention appears to be excellent, which management attributes to the success of various innovative approaches to customer service.

                                     Allied Devices Corporation and Subsidiaries

                                            Results of Operations:  Three Months
                                           Ended December 31, 1996 Compared with
                                           Three Months Ended December 31, 1995:
================================================================================

                            Reported gross margin for the first quarter of fiscal 1997 was 33.21%, as compared to 31.46% for the comparable period of the prior year. Improved procurement practices and favorable market conditions lowered materials expense to approximately 33% of net sales during the first quarter of fiscal 1997, from approximately 36% in the first quarter of fiscal 1996. While the Company lowered spending on factory payroll and overhead during the quarter, it did not completely offset the reduction in volume, thus partially mitigating the savings in materials expense. There were no material price increases during this quarter. LIFO reserves increased approximately $2,000 during the period.

                            Selling, general and administrative expenses as a percentage of net sales were 25.02% in the first quarter of fiscal 1997 as compared to 23.37% in the comparable period of fiscal 1996. Such expenditures were cut back more than 12% during the quarter, yet expressed as a percentage of sales they increased.

                            Interest expense of $46,000 in the fiscal 1997 period was $20,000 lower than in the first quarter of fiscal 1996. This is the net result of lower interest rates (approximately 7.5% in fiscal 1997, as compared to approximately 9.8% in fiscal 1996) on slightly lower average levels of indebtedness.

                            Provision for income taxes is estimated at 37.2% of pre-tax income for the fiscal 1997 period, as a combination of federal and state taxes.

                                     Allied Devices Corporation and Subsidiaries

                                            Results of Operations:  Three Months
                                           Ended December 31, 1996 Compared with
                                           Three Months Ended December 31, 1995:
================================================================================

                            Liquidity and Financial Resources

                            During the first quarter of fiscal 1997, the Company's financial condition remained stable. Operations generated cash of $261,000, which was $9,000 more than was used for capital expenditures ($117,000) and for payment of debt ($135,000 net), resulting in an increase of cash on hand. Working capital decreased by $1,000 to $6,465,000 during the quarter, principally as a result of the following changes in current assets and current liabilities:

                            o Accounts receivable decreased by $455,000 as a
                              function of lower volume of shipments. Such decrease was partially offset by an increase ($50,000) in the average collection period from about 45 days at the end of fiscal 1996 to about 46 days at the end of the first quarter of fiscal 1997.

                            o Inventories increased by $36,000 during the
                              quarter. Turns on inventory were 1.6 times during the quarter, as compared to 2.0 times during fiscal 1996. This change in turnover rate is attributable to the decrease in shipping volume during the quarter.

                            o Prepaid and other current assets increased by
                              $145,000 as the Company prepaid various
                              administrative expenses.

                            o Current liabilities, exclusive of current portions
                              of long-term debt and capital lease obligations, decreased $217,000 as accounts payable and accrued expenses decreased $247,000, and taxes payable increased by $30,000.

                            o Current portions of long-term debt and capital
                              lease obligations increased by $3,000.

                            o Cash balances increased by $9,000.

                                     Allied Devices Corporation and Subsidiaries

                                            Results of Operations:  Three Months
                                           Ended December 31, 1996 Compared with
                                           Three Months Ended December 31, 1995:
================================================================================

                            Outlays for capital expenditures in the quarter were $117,000 as management continued to carry out its capital spending plans, adding to capacity and modernizing and automating its manufacturing processes. The Company is in the process of installing a computer and information management system, which will involve the expenditure of approximately $50,000 in fiscal 1997 and is scheduled for completion in the third quarter of this fiscal year. Management expects to keep other capital expenditures to a minimum until shipments have returned to a satisfactory level.

                            Management believes that the Company's working capital as now constituted will be adequate for the needs of the on-going core business. Management further believes that the Company's current financial resources will not be adequate to fund its acquisition program. It is management's intention to complete at least one acquisition during fiscal 1997, and to do so will, in all likelihood, require raising additional debt and/or equity capital. Management believes that it has several sources for such capital and expects that the combination of capital raised and acquisitions will produce anti-dilutive results for the Company's existing stockholders. While this is management's intention, there is no guarantee that they will be able to achieve this objective. The Company is not relying on the receipt of any new capital for its existing operations, but it is important to note that some of the most promising elements of management's expansion plans may not be possible without raising additional capital. In the event that such additional equity funds are raised, management intends to implement its plans and will do so in keeping with its judgment at that time as to how best to deploy such added capital.

                           PART II. OTHER INFORMATION

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: February 13, 1997                      ALLIED DEVICES CORPORATION
-----------------------                      --------------------------
                                                    (Registrant)



                                             By: ____________________________
                                                 M. Hopkinson
                                                 Chairman