Form 10QSB
period 1997-03-31
ALLIED DEVICES CORP
filed 1997-05-14
CIK 869495

                           Form 10-QSB Quarterly Reports

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                                   FORM 10--QSB

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

    For the quarterly period ended March 31, 1997.

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

    Commission file number 02--24012

                             ALLIED DEVICES CORPORATION
            ---------------------------------------------------------------
                 (Exact name of registrant as specified in its charter)

                                    Nevada
            ---------------------------------------------------------------
            (State or other jurisdiction of incorporation or organization)

                                    13-3087510
            ---------------------------------------------------------------
                        (I.R.S. Employer Identification No.)

                      2365 Milburn Avenue, Baldwin,N.Y. 11510
            ---------------------------------------------------------------
                (Address of principal executive offices-- Zip code)

    Registrant's telephone number, including area code: 516--223--9100

    Check whether the issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months ( or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                    YES  X   NO
                                        ---     ---

    Common Stock, Par Value $.001                 4,499,842
           (CLASS)                     (Shares Outstanding at May 3, 1997)
    -----------------------------      -----------------------------------

                                     PART I

                  ALLIED DEVICES CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                          Allied Devices Corporation

                          Consolidated Balance Sheets

                                                                   MARCH 31,    SEPTEMBER 30,
                                                                     1997            1996
---------------------------------------------------------------  -------------  -------------
ASSETS                                                            (UNAUDITED)
Current:
   Cash........................................................  $     203,920  $      54,919
   Accounts receivable.........................................      2,375,874      2,193,606
   Inventories.................................................      5,897,511      5,882,556
   Prepaid and other...........................................        130,593         41,619
                                                                 -------------  -------------
      Total current............................................      8,607,898      8,172,700

Property, plant and equipment, net.............................      1,949,428      1,965,746
Goodwill.......................................................         99,621        110,577
Other..........................................................         70,687         88,817
                                                                 -------------  -------------
      Total assets.............................................  $  10,727,634  $  10,337,840
                                                                 -------------  -------------
                                                                 -------------  -------------
Liabilities and Stockholders' Equity
Current:
   Accounts payable............................................  $     943,239  $   1,092,758
   Taxes payable...............................................         35,809         55,693
   Accrued expenses............................................        298,296        438,035
   Current portion of long term debt and capital lease
     obligations...............................................        122,284        119,401
                                                                 -------------  -------------
      Total current............................................      1,399,628      1,705,887

Long term debt and capital lease obligations...................      2,864,903      2,642,401
Deferred taxes.................................................        182,188        182,188
                                                                 -------------  -------------
  Total liabilities............................................      4,446,719      4,530,476

Stockholders' Equity:
   Capital stock...............................................          4,500          4,402
   Paid-in capital.............................................      2,477,720      2,409,086
   Retained earnings...........................................      3,798,695      3,393,876
                                                                 -------------  -------------
   Total stockholders' equity..................................      6,280,915      5,807,364
                                                                 -------------  -------------
   Total liabilities and stockholders' equity..................  $  10,727,634  $  10,337,840
                                                                 -------------  -------------
                                                                 -------------  -------------

See accompanying notes to financial statements.

                          Allied Devices Corporation
                                 and Subsidiaries

                          Consolidated Statements
                      of Income and Retained Earnings

                                                                 QUARTER ENDED              SIX MONTHS ENDED
                                                                   MARCH 31,                   MARCH 31,
                                                           --------------------------  --------------------------
                                                               1997          1996           1997         1996
                                                           ------------  ------------  ------------  ------------
                                                            (UNAUDITED)   (UNAUDITED)   (UNAUDITED)   (UNAUDITED)

Net sales................................................  $  4,105,444  $  4,831,880  $  7,631,798  $  9,126,006
Cost of sales............................................     2,534,732     3,176,220     4,921,082     6,119,408
                                                           ------------  ------------  ------------  ------------
   Gross profit..........................................     1,570,712     1,655,660     2,710,716     3,006,598

Selling, general and administrative expenses.............     1,079,299     1,086,960     1,961,758     2,090,478
                                                           ------------  ------------  ------------  ------------

Income from operations...................................       491,413       568,700       748,958       916,120
Interest expense (net)...................................        57,983        83,851       104,341       150,004
                                                           ------------  ------------  ------------  ------------

Income before taxes on income............................       433,430       484,849       644,616       766,116
Taxes on income..........................................       161,236       179,404       239,797       280,661
                                                           ------------  ------------  ------------  ------------

Net income...............................................  $    272,194  $    305,445  $    404,819  $    485,455
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------

Earnings per share.......................................  $       0.05  $       0.06  $       0.08  $       0.09
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------

Weighted average number of shares of common stock
  outstanding............................................     5,689,488     5,659,838     5,689,488     5,659,838
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------

See accompanying notes to financial statements.

                          Allied Devices Corporation
                                 and Subsidiaries

                    Consolidated Statements of Cash Flows

                                                                      SIX MONTHS ENDED MARCH
                                                                               31,
                                                                     ------------------------
                                                                        1997         1996
                                                                     -----------  -----------
                                                                     (UNAUDITED)  (UNAUDITED)
Cash flows from operating activities:
 Net income........................................................   $ 404,819    $ 485,455
 Adjustments to reconcile net income to net cash used in operating activities:
  Depreciation and amortization....................................     237,201      189,685
  Provision for bad debts..........................................         247       52,773
  Decrease (increase) in:
   Accounts receivable.............................................    (182,516)    (531,213)
   Inventories.....................................................     (14,955)    (332,263)
   Prepaid expenses and other current assets.......................     (88,974)      31,767
   Other assets....................................................      11,145     (158,562)
  Increase (decrease) in:
   Accounts payable................................................    (149,519)     144,121
   Taxes payable...................................................     (19,884)    (266,505)
   Accrued expenses and other current liabilities..................    (139,739)      86,819
                                                                     -----------  -----------
   Net cash provided by (used in) operating activities.............      57,825     (297,923)
                                                                     -----------  -----------
Cash flows from investing activities:
 Capital expenditures..............................................    (202,941)    (153,850)
                                                                     -----------  -----------
   Net cash used in investing activities...........................    (202,941)    (153,850)
                                                                     -----------  -----------
Cash flows from financing activities:
 Increase (decrease) in revolving loan.............................     283,662      357,889
 Proceeds from notes payable.......................................      --          700,000
 Payments of principal and accrued interest on long-term debt and
  capital lease obligations........................................    (58,277)    (598,355)
 Proceeds from sale of common stock................................     68,731      (12,897)
                                                                     -----------  -----------
   Net cash provided by (used in) financing activities.............     294,116      446,637
                                                                     -----------  -----------
 Net increase (decrease) in cash...................................     149,001       (5,136)
 Cash, at beginning of period......................................      54,919      198,486
                                                                     -----------  -----------
Cash, at end of period.............................................   $ 203,920    $ 193,350
                                                                     -----------  -----------
                                                                     -----------  -----------

    See accompanying notes to financial statements.

                   ALLIED DEVICES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (INFORMATION FOR MARCH 31, 1997 AND 1996 IS UNAUDITED)

1. BUSINESS

    Allied Devices Corporation and subsidiaries (the "Company") are engaged primarily in the manufacture and distribution of standard precision mechanical components and a line of screw machine products throughout the United States.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (a) Basis of presentation/principles and consolidation

    The accompanying consolidated financial statements include the accounts of Allied Devices Corporation and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

    The consolidated financial statements and related notes thereto as of March 31, 1997 and 1996, and for the three and six months then ended, are unaudited and have been prepared on a basis consistent with the Company's annual financial statements. Such unaudited financial statements include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of such data. Results for the three and six months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the entire year ending September 30, 1997.

    For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1996.

    (b) Inventories

    Inventories are valued at the lower of cost (last-in, first-out (LIFO) method) or market. For the three and six months ended March 31, 1997 and 1996, inventory was determined by applying a gross profit method, as opposed to the year ended September 30, 1996, when inventory was determined by a physical count. The Company has estimated that the change in the excess of the FIFO valuation over the LIFO cost of its inventories will not be significant during fiscal 1997.

                   ALLIED DEVICES CORPORATION AND SUBSIDIARIES

             (INFORMATION FOR MARCH 31, 1997 AND 1996 IS UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    (c) Depreciation and amortization

    Property, plant and equipment is stated at cost. Depreciation and amortization of property, plant and equipment is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

Buildings and improvements                       30 years
Machinery and equipment                          10 years
Furniture, fixtures and office equipment         5--7 years
Tools, molds and dies                            8 years
Leasehold improvements                           Lease term

    (d) Earnings per share

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

                   ALLIED DEVICES CORPORATION AND SUBSIDIARIES

             (INFORMATION FOR MARCH 31, 1997 AND 1996 IS UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    (e) Intangible assets

    The excess of cost over fair value of net assets acquired is being amortized over a period of 20 years.

    (f) Revenue recognition

    Sales are recognized upon shipment of products.

    (g) New accounting pronouncement

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is effective for fiscal years ending after December 15, 1997. The Company will adopt Statement No. 128 for the year ending September 30, 1998. The effect on the consolidated financial statements of Statement No. 128 will not be material on a fully diluted basis.

3. INVENTORIES

INVENTORIES ARE SUMMARIZED AS FOLLOWS:


                                                                    MARCH 31,   SEPTEMBER 30,
                                                                      1997          1996
                                                                   -----------  -------------
Raw materials....................................................  $   243,349   $   238,325
Work-in-process..................................................      504,278       512,527
Finished goods...................................................    6,423,901     6,404,976
                                                                   -----------  -------------
                                                                     7,171,528     7,155,828
Less: adjustment to LIFO.........................................   (1,274,017)   (1,273,272)
                                                                   -----------  -------------
                                                                   $ 5,897,511   $ 5,882,556
                                                                   -----------  -------------
                                                                   -----------  -------------

                   ALLIED DEVICES CORPORATION AND SUBSIDIARIES

             RESULTS OF OPERATIONS: SIX MONTHS ENDED MARCH 31, 1997

                  COMPARED WITH SIX MONTHS ENDED MARCH 31, 1996

ITEM 2--RESULTS OF OPERATIONS: SIX MONTHS ENDED MARCH 31, 1997
  COMPARED WITH SIX MONTHS ENDED MARCH 31, 1996:

    All statements contained herein that are not historical facts, including, but not limited to, statements regarding the Company's current business strategy, the Company's projected sources and uses of cash, and the Company's plans for future development and operations, are based upon current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital to finance the Company's business plans on terms satisfactory to the Company; competitive factors; changes in labor, equipment and capital costs; changes in regulations affecting the Company's business; future acquisitions or strategic partnerships; general business and economic conditions; and factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Litigation Reform Act of 1995 and, as a result, are pertinent only as of the date made.

    Net sales for the quarter and six months ended March 31, 1997 were $4,105,000 and $7,632,000, respectively, 15% and 16% lower than in the comparable periods of the prior year. Management attributes this decrease to the following factors:

    - Towards the end of the Company's fiscal 1996, customers in the semiconductor equipment industry had experienced a slowdown and had, as of August 1996, begun to defer shipments originally scheduled for delivery in the period September, 1996 to February, 1997 until after March, 1997. Management estimates that approximately $750,000 in shipments were deferred during the first quarter (October--December 1996) and approximately $500,000 during the second quarter (January--March, 1997). Recently, as the third quarter of fiscal 1997 has begun, the pace of shipments has improved, giving signs that the industry's slowdown is ending.

                   ALLIED DEVICES CORPORATION AND SUBSIDIARIES

             RESULTS OF OPERATIONS: SIX MONTHS ENDED MARCH 31, 1997

                  COMPARED WITH SIX MONTHS ENDED MARCH 31, 1996

    - A number of other prominent customers suspended or curtailed buying during the Company's first fiscal quarter (October to December, 1996) in order to minimize inventories for calendar year-end. Management estimates that at least $245,000 in shipments were deferred as a result of this factor.

    The Company's on-going advertising campaign in certain trade magazines is focused on the advantages of having Allied Devices as a source, and it appears to be expanding awareness of the Company's products and services in the markets it has targeted. The rate at which the Company is adding new customers remains healthy and steady. Customer retention appears to be excellent, which management attributes to the success of various innovative approaches to customer service.

    Reported gross margins for the second quarter and six months of fiscal 1997 were 38.26% and 35.52%, respectively, as compared to 34.27% and 32.79% for the comparable periods in the prior year. Improved procurement practices and favorable market conditions lowered material expense to approximately 32% of net sales during the first six months of fiscal 1997, from approximately 38% in the first six months of fiscal 1996. While the Company lowered spending on factory payroll and overhead during the six month period, it did not completely offset the reduction in volume, thus partially mitigating the savings in materials expense. The Company did institute certain modest price increases during the second quarter of fiscal 1997, affecting specific product groupings in the Company's catalog. Management estimates the effect on revenues to be less than 1%. The LIFO reserve increased by approximately $1,000 during the six months ended March 31, 1997.

    Selling, general and administrative expenses as a percentage of net sales were 26.29% and 25.71% in the second quarter and six months of fiscal 1997, as compared to 22.50% and 22.75% in the comparable periods of fiscal 1996. Such expenditures were cut back more than 6% during the six months, yet expressed as a percentage of sales they increased due to the reduction in volume.

                   ALLIED DEVICES CORPORATION AND SUBSIDIARIES

             RESULTS OF OPERATIONS: SIX MONTHS ENDED MARCH 31, 1997

                  COMPARED WITH SIX MONTHS ENDED MARCH 31, 1996

 Interest expense for the second quarter and six months of fiscal 1997 amounted to $58,000 and $104,000, respectively, approximately 30% lower than in the comparable periods of fiscal 1996.

    Provision for income taxes is estimated at 37.2% of pre-tax income for both the second quarter and six months of fiscal 1997, as a combination of federal and state taxes.

LIQUIDITY AND FINANCIAL RESOURCES

    During the first six months of fiscal 1997, the Company's financial condition remained healthy. Operations generated cash of $58,000, and additional financing generated cash of $294,000. Capital expenditures used $203,000 of this cash, with the remainder increasing cash on hand by $149,000. Working capital increased by $741,000 to $7,208,000 during the period, principally as a result of the following changes in current assets and liabilities.

    (a) Accounts receivable increased by $183,000 as a function of the time required to collect receivables. The average collection period increased to about 53 days at the end of the second quarter of fiscal 1997 from about 45 days at the end of fiscal 1996.

    (b) Inventories increased by 1/4 of 1% during the six months, or $15,000. Turns on inventory were 1.7 times during the six months as compared to 2.0 times during fiscal 1996. This change in turnover rate is attributable to the decrease in shipping volume during the six month period.

    (c) Prepaid and other current assets increased by $89,000 as the Company booked certain annual expenses in full and is recognizing them by quarter.

    (d) Current liabilities, exclusive of current portions of long-term debt and capital lease obligations, decreased $309,000 as accounts payable and accrued expenses decreased $289,000 and taxes payable decreased by $20,000.

    (e) Current portions of debt and capital lease obligations increased by $3,000.

    (f) Cash balances increased by $149,000.

                   ALLIED DEVICES CORPORATION AND SUBSIDIARIES

             RESULTS OF OPERATIONS: SIX MONTHS ENDED MARCH 31, 1997

                  COMPARED WITH SIX MONTHS ENDED MARCH 31, 1996

    Outlays for capital expenditures in the six month period were $203,000 as management continued to carry out its capital spending plans, adding to capacity and modernizing and automating its manufacturing processes. Capital spending plans for the remainder of fiscal 1997 call for expenditures of approximately $125,000. The Company is completing installation of a computer and management information system, which will involve the expenditure of an additional $50,000 during fiscal 1997. This is scheduled for completion during the fourth quarter of this fiscal year. Other expenditures will be for production machinery and tooling.

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

                           PART II. OTHER INFORMATION

    Item 4--Submission of Matters to a Vote of Security Holders.

 On March 26, 1997, the Company held its 1997 Annual Meeting of Stockholders. At the Annual Meeting, the following matters were submitted to a vote of stockholders.

    1. The following seven individuals, constituting the full Board of Directors of the Company, were nominated and elected to serve as directors of the Company.

Mark Hopkinson              FOR:           3,950,518
                        WITHHOLD
                      AUTHORITY:               1,000

P.K. Bartow                 FOR:           3,950,518
                        WITHHOLD
                      AUTHORITY:               1,000

Salvator Baldi              FOR:           3,950,518
                        WITHHOLD
                      AUTHORITY:               1,000

Gail F. Lieberman           FOR:           3,950,418
                        WITHHOLD
                      AUTHORITY:               1,100

Christopher T. Linen        FOR:           3,950,518
                        WITHHOLD
                      AUTHORITY:               1,000

Michael Michaelson          FOR:           3,950,518
                        WITHHOLD
                      AUTHORITY:               1,000

Robert J. Smallacombe       FOR:
                        WITHHOLD           3,950,518
                      AUTHORITY:               1,000

    2. The holders of 3,944,458 shares of common stock voted in favor, the holders of 2,110 shares of common stock voted against, and the holders of 4,950 shares of common stock abstained with respect to the ratification of the selection of BDO Seidman, LLP, independent certified public accountants, to serve as independent accountants of the Company for the fiscal year ending September 30, 1997.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

    Date: May  , 1997                  ALLIED DEVICES CORPORATION
                                       (Registrant)

                                       By: ___________________________________
                                           M. Hopkinson
                                           Chairman