Form 10QSB
period 1997-06-30
ALLIED DEVICES CORP
filed 1997-08-05
CIK 869495

                         Form 10-QSB Quarterly Reports

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the quarterly period ended June 30, 1997.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                        Commission file number 02-24012

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

                    2365 Milburn Avenue, Baldwin, N.Y. 11510
--------------------------------------------------------------------------------
               (Address of principal executive offices-Zip code)

    Registrant's telephone number, including area code: 516-223-9100

       Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2)
 has been subject to such filing requirements for the past 90 days.


                           Yes /X/ No / /

      COMMON STOCK, PAR VALUE $.001                 4,506,342
                 (CLASS)                (SHARES OUTSTANDING AT AUGUST 4, 1997)
      -----------------------------     --------------------------------------

                                     PART I


                  ALLIED DEVICES CORPORATION AND SUBSIDIARIES





                       CONSOLIDATED FINANCIAL STATEMENTS

                                                      ALLIED DEVICES CORPORATION

                                                     CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                   June 30,   September 30,
                                                                     1997         1996
-------------------------------------------------------------------------------------------
                                                                  (Unaudited)
Assets

Current:
  Cash                                                            $  188,243        54,919
  Accounts receivable                                              2,395,381     2,193,606
  Inventories                                                      5,974,523     5,882,556
  Prepaid expenses and other current assets                           81,944        41,619
-------------------------------------------------------------------------------------------
      Total current                                                8,640,091     8,172,700

Property, plant and equipment, net                                 1,887,528     1,965,746

Goodwill                                                              94,143       110,577

Other                                                                 60,500        88,817
-------------------------------------------------------------------------------------------
      Total assets                                               $10,682,262   $10,337,840
-------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity

Current:
  Accounts payable                                                 1,034,393     1,092,758
  Taxes payable                                                       37,562        55,693
  Accrued expenses                                                   296,585       438,035
  Current portion of long term debt and capital lease
    obligations                                                      127,585       119,401
-------------------------------------------------------------------------------------------
      Total current                                                1,496,125     1,705,887

Long term debt and capital lease obligations                       2,430,438     2,642,401

Deferred taxes                                                       182,188       182,188
-------------------------------------------------------------------------------------------
      Total liabilities                                            4,108,751     4,530,476
-------------------------------------------------------------------------------------------
Stockholders' Equity:
  Capital stock                                                        4,512         4,402
  Paid-in capital                                                  2,497,057     2,409,086
  Retained earnings                                                4,071,942     3,393,876
-------------------------------------------------------------------------------------------
      Total stockholders' equity                                   6,573,511     5,807,364
-------------------------------------------------------------------------------------------
      Total liabilities and stockholders equity                  $10,682,262   $10,337,840
-------------------------------------------------------------------------------------------

                                 See accompanying notes to financial statements.

                                                      ALLIED DEVICES CORPORATION
                                                                AND SUBSIDIARIES

                                               CONSOLIDATED STATEMENTS OF INCOME

--------------------------------------------------------------------------------

                                               Three Months Ended     Nine Months Ended
                                                    June 30,               June 30,
------------------------------------------------------------------------------------------
                                                1997       1996        1997        1996
------------------------------------------------------------------------------------------
                                              (Unaudited) (Unaudited) (Unaudited) (Unaudited)
Net sales                                    $4,327,567 $4,595,543 $11,959,365 $13,721,549

Cost of sales                                 2,792,558  3,040,760   7,711,439   9,233,335
------------------------------------------------------------------------------------------
      Gross profit                            1,535,009  1,554,783   4,247,926   4,488,214

Selling, general and administrative expenses  1,042,962  1,142,264   3,006,921   3,159,575
------------------------------------------------------------------------------------------
Income from operations                          492,047    412,519   1,241,005   1,328,639

Interest expense (net)                           56,940     40,874     161,282     190,878
------------------------------------------------------------------------------------------
Income before taxes on income                   435,107    371,645   1,079,723   1,137,760

Taxes on income                                 161,860    135,042     401,657     415,701
------------------------------------------------------------------------------------------
Net income                                    $ 273,247  $ 236,603  $  678,066  $  722,059
------------------------------------------------------------------------------------------
Earnings per share                                $0.06      $0.05       $0.14       $0.14
------------------------------------------------------------------------------------------
Weighted average number of shares of common
  stock outstanding                           5,663,538  5,653,791   5,669,138   5,659,838
------------------------------------------------------------------------------------------

                                 See accompanying notes to financial statements.

                                                      ALLIED DEVICES CORPORATION
                                                                AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------------------------
                                                                       Nine Months Ended June 30,
                                                                       --------------------------
                                                                           1997         1996
-------------------------------------------------------------------------------------------------
                                                                       (Unaudited)   (Unaudited)
Cash flows from operating activities:

  Net income                                                             $ 678,066    $ 722,059

  Adjustments to reconcile net income to net cash used in operating activities:

    Depreciation and amortization                                          361,253      292,855

    Provision for bad debts                                                     65       67,732

    Gain on sale of fixed assets                                           (13,970)          --

    Decrease (increase) in:

      Accounts receivable                                                 (201,840)    (239,465)

      Inventories                                                          (91,967)    (499,432)

      Prepaid expenses and other current assets                            (40,325)      10,495

      Other assets                                                          17,837      (20,793)

    Increase (decrease) in:

      Accounts payable                                                     (58,365)    (115,524)

      Taxes payable                                                        (18,131)    (266,505)

      Accrued expenses and other current liabilities                      (141,449)      57,592
------------------------------------------------------------------------------------------------
      Net cash provided by operating activities                            491,174        9,014
------------------------------------------------------------------------------------------------
Cash flows from investing activities:

  Capital expenditures                                                    (261,902)    (178,956)

  Proceeds from sale of fixed assets                                        19,750           --
------------------------------------------------------------------------------------------------
      Net cash (used in) investing activities                             (242,152)    (178,956)
------------------------------------------------------------------------------------------------
Cash flows from financing activities:

  Increase (decrease) in revolving loan                                   (116,338)         962

  Proceeds from notes payable                                                   --      700,000

  Payments of principal and accrued interest on long-term debt and
    capital lease obligations                                              (87,441)    (709,657)

  Proceeds from sale of common stock                                        88,081       26,478
------------------------------------------------------------------------------------------------
      Net cash provided by (used in) financing activities                 (115,698)      17,783
------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                            133,324     (152,159)

Cash, at beginning of period                                                54,919      198,486
------------------------------------------------------------------------------------------------
Cash, at end of period                                                   $ 188,243    $  46,327
------------------------------------------------------------------------------------------------

                                 See accompanying notes to financial statements.

                                                      ALLIED DEVICES CORPORATION
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           (INFORMATION FOR JUNE 30, 1997 AND 1996 IS UNAUDITED)


-------------------------------------------------------------------------------

1.         Business                  Allied Devices Corporation and subsidiary (the "Company") are engaged primarily in the manufacture and distribution of standard precision mechanical components and a line of screw machine products throughout the United States.

2.         Summary of                (a) Basis of presentation/principles and consolidation
           Significant
           Accounting Policies

                                     The accompanying consolidated financial statements include the accounts of Allied Devices Corporation and its wholly-owned subsidiary. All significant intercompany accounts and
                                     transactions have been eliminated in consolidation.

                                     The consolidated financial statements and related notes thereto as of June 30, 1997 and 1996, and for the three and nine months then ended, are unaudited and have been prepared on a basis consistent with the Company's annual financial statements. Such unaudited financial statements include all adjustments
                                     (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of such data. Results for the three and nine months ended June 30, 1997 are not
                                     necessarily indicative of the results that may be expected for the entire year ending September 30, 1997.

                                     For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual
                                     Report on Form 10-KSB for the year ended September 30, 1996.

                                     (b) Inventories

                                     Inventories are valued at the lower of cost (last-in, first-out
                                     (LIFO) method) or market. For the three and nine months ended
                                     June 30, 1997 and 1996, inventory was determined by applying a gross profit method, as opposed to the year ended September 30,
                                     1996, when inventory was determined by a physical count. The
                                     Company has estimated that the change in the excess of the FIFO valuation over the LIFO cost of its inventories will not be significant during fiscal 1997.

                                                      ALLIED DEVICES CORPORATION
                                                                AND SUBSIDIARIES

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           (INFORMATION FOR JUNE 30, 1997 AND 1996 IS UNAUDITED)

-------------------------------------------------------------------------------

2.         Summary of                (c) Depreciation and amortization
           Significant
           Accounting Policies       Property, plant and equipment is stated at cost. Depreciation and
           (continued)               amortization of property, plant and equipment is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

                                     Buildings and improvements                         30 years

                                     Machinery and equipment                            10 years

                                     Furniture, fixtures and
                                      office equipment                               5 - 7 years

                                     Tools, molds and dies                               8 years

                                     Leasehold improvements                           Lease term

                                     (d)  Earnings per share

                                     Earnings per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Earnings per share is computed using the treasury stock method, modified for options and warrants
                                     outstanding in excess of 20% of the outstanding shares of the
                                     Company's common stock. Under the treasury stock method, the number of shares outstanding reflects the use of the proceeds from the assumed exercise of stock options and warrants to repurchase shares of the Company's common stock at the average market price during the period. The proceeds generated from the assumed exercise of options and warrants in excess of 20% of the outstanding shares of common stock are applied to the assumed repayment of Company debt with the assumed related interest expense savings being included in the Company's results of operations for earnings per share computations.

                                     (e) Intangible assets

                                     The excess of cost over fair value of net assets acquired is being amortized over a period of 20 years.

                                                      ALLIED DEVICES CORPORATION
                                                                AND SUBSIDIARIES

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           (INFORMATION FOR JUNE 30, 1997 AND 1996 IS UNAUDITED)

-------------------------------------------------------------------------------

2.         Summary of                (f) Revenue recognition
           Significant
           Accounting Policies           Sales are recognized upon shipment of products.
           (continued)
                                     (g) New accounting pronouncement

                                     In February 1997, the Financial Accounting Standards Board issued
                                     Statement No. 128, "Earnings per Share", which is effective for fiscal years ending after December 15, 1997. The Company will adopt Statement No. 128 for the year ending September 30, 1998.
                                     The effect on the consolidated financial statements of Statement
                                     No. 128 will not be material on a fully diluted basis.

3.         Inventories               Inventories are summarized as follows:



                                                                   June 30,  September 30,
                                                                     1997        1996

                                     ------------------------------------------------------

                                     Raw materials              $   292,848    $   238,325

                                     Work-in-process                521,738        512,527

                                     Finished goods               6,428,701      6,404,976
                                     ------------------------------------------------------

                                                                  7,243,287      7,155,828

                                     Less: adjustment to LIFO    (1,268,764)    (1,273,272)
                                     ------------------------------------------------------

                                                                $ 5,974,523    $ 5,882,556
                                     ------------------------------------------------------

                                                      ALLIED DEVICES CORPORATION
                                                                AND SUBSIDIARIES

                RESULTS OF OPERATIONS: THREE AND NINE MONTHS ENDED JUNE 30, 1997
                         COMPARED WITH THREE AND NINE MONTHS ENDED JUNE 30, 1996

--------------------------------------------------------------------------------


   Item 2-          Results of Operations: Three and nine months ended June 30,
                    1997 compared with three and nine months ended June 30, 1996:

                    All statements contained herein that are not historical facts, includ-
                    ing, but not limited to, statements regarding the Company's current business strategy, the Company's projected sources and uses of cash, and the Company's plans for future development and operations, are based upon current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital to finance the Company's business plans on terms satisfactory to the Company; competitive factors;
                    changes in labor, equipment and capital costs; changes in regulations affecting the Company's business; future acquisitions or strategic partnerships; general business and economic conditions; and factors described from time to time in the Company's reports filed with the
                    Securities and Exchange Commission. The Company cautions readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Litigation Reform Act of
                    1995 and, as a result, are pertinent only as of the date made.

                    Net sales for the quarter and nine months ended June 30, 1997, were
                    $4,328,000 and $11,959,000, respectively, 5.8% and 12.8% lower than in the comparable period of the prior year. Management attributes this decrease to a number of factors:

                    -    Towards the end of the Company's fiscal 1996, customers in the semiconductor equipment industry had experienced a slowdown and had, as of August 1996, begun to defer shipments, originally scheduled for delivery in the period September 1996 to February
                         1997, until after March 1997. Management estimates that
                         approximately $750,000 in shipments were deferred during the first quarter (October - December 1996) and approximately
                         $500,000 during the second quarter (January - March 1997). As the third quarter of fiscal 1997 progressed, the pace of shipments improved, with the shortfall narrowing to approximately $250,000.
                         Virtually all of the Company's customers in this industry are projecting a major ramp-up beginning in September 1997, lasting for 12-36 months, during which they expect to make up for the deferrals of the Company's fiscal year 1997.

                                                      ALLIED DEVICES CORPORATION
                                                                AND SUBSIDIARIES

                RESULTS OF OPERATIONS: THREE AND NINE MONTHS ENDED JUNE 30, 1997
                         COMPARED WITH THREE AND NINE MONTHS ENDED JUNE 30, 1996

--------------------------------------------------------------------------------

                    -    A number of other prominent customers suspended or curtailed buying during the Company's first fiscal quarter (October to
                         December 1996), in order to minimize inventories for calendar year-end. Management estimates that, as a result of this factor, at least $245,000 in shipments were deferred into the third and fourth quarters.

                    The Company's on-going advertising campaign in certain trade magazines is focused on the advantages of having Allied Devices as a source, and it appears to be expanding awareness of the Company's products and services in the markets it has targeted. Management estimates that, exclusive of shipments to the semiconductor equipment industry, the
                    Company's sales volume has shown growth of about 10%. The rate at which the Company is adding new customers remains healthy and steady.
                    Customer retention appears to be excellent, which management attributes to the success of various innovative approaches to customer service.

                    Reported gross margins for the third quarter and nine months of fiscal
                    1997 were 35.47% and 35.52%, respectively, as compared to 33.83% and
                    32.70% for the comparable periods in the prior year. Improved procurement practices and favorable market conditions lowered materials expense to approximately 32.5% of net sales during the nine months of fiscal 1997, from approximately 38% in the comparable nine months of fiscal 1996. While the Company lowered spending on factory payroll and overhead during the nine month period, it did not completely offset the reduction in volume, thus partially mitigating the savings in material expense. The Company did institute certain modest price increases during the second and third quarters of fiscal
                    1997, affecting specific product groupings in the Company's catalog.
                    Management estimates the effect on revenues to be less than 1%. The
                    LIFO reserve decreased by approximately $5,000 during the nine months ended June 30, 1997, as certain segments of the Company's inventory with high LIFO reserves were reduced.

                    Selling, general and administrative expenses as a percentage of net sales were 24.10% and 25.14% in the third quarter and nine months of fiscal 1997, as compared to 24.86% and 23.03% in the comparable periods of fiscal 1996. Such expenditures were cut back approximately
                    5% during the nine months of fiscal 1997, yet expressed as a percentage of sales they increased.

                                                      ALLIED DEVICES CORPORATION
                                                                AND SUBSIDIARIES

                RESULTS OF OPERATIONS: THREE AND NINE MONTHS ENDED JUNE 30, 1997
                         COMPARED WITH THREE AND NINE MONTHS ENDED JUNE 30, 1996

--------------------------------------------------------------------------------

                    Interest expense in the third quarter and nine months of fiscal 1997 amounted to $57,000 and $161,000, respectively, as compared to $41,000 and $191,000 in the comparable periods of fiscal 1996. This represents a reduction of more than 15% for the nine months (year-to-date), attributable to two factors: (1) levels of borrowings have been approximately 9% lower on average during fiscal 1997, and (2) in
                    September 1996, the Company entered into a new credit agreement, lowering the interest cost of its bank borrowings.

                    Provision for income taxes is estimated at 37.2% of pre-tax income for the fiscal 1997 period, as a combination of federal and state taxes.

                    Liquidity and Financial Resources

                    During the first nine months of fiscal 1997, operations generated cash of $491,000. Capital expenditures, net of proceeds from the sale of certain obsolete equipment, used $242,000, and financing activities used $116,000 (net), with the remainder increasing cash on hand by
                    $133,000. Working capital increased by $677,000 to $7,144,000 during the period, principally as a result of the following changes in current assets and current liabilities:

                    (a)  Accounts receivable increased by $202,000, primarily as a function of collections slowing from 45 days at the end of fiscal
                         1996 to 51 days at the end of June 1997.

                    (b)  Inventories increased by 1.6% during the nine months, or by
                         $92,000. Turns on inventory averaged 2.0 times in fiscal 1996;
                         however, as a result of lower volumes of shipments, turns dropped in the first two quarters of fiscal 1997 to an average of 1.7 times. In the third quarter, as sales volume has begun to
                         recover, turns on inventory have improved to 1.9 times.

                    (c)  Prepaid expenses and other current assets increased by $40,000 as the Company booked certain annual contracts and is expensing them as the year progresses.

                    (d)  Current liabilities, exclusive of current portions of long-term debt and capital lease obligations, decreased $218,000 as
                         accounts payable and accrued expenses decreased $200,000 and taxes payable decreased by $18,000.

                    (e)  Current portions of debt and capital lease obligations increased by $8,000 (net).

                    (f)  Cash increased by $133,000.

                                                      ALLIED DEVICES CORPORATION
                                                                AND SUBSIDIARIES

                RESULTS OF OPERATIONS: THREE AND NINE MONTHS ENDED JUNE 30, 1997
                         COMPARED WITH THREE AND NINE MONTHS ENDED JUNE 30, 1996

--------------------------------------------------------------------------------

                    Net outlays for capital expenditures in the nine month period were
                    $242,000. Actual outlays of $262,000 were partially offset by the sale of certain pieces of equipment no longer required for manufacturing purposes. Management continued to carry out its ongoing "continuous improvement" plans, adding to capacity and modernizing and automating its manufacturing processes. Capital spending plans for the remainder of fiscal 1997 call for approximately $100,000 of additional investment in machinery and equipment. In addition, the Company is completing installation of a computer and management information system which will involve the expenditure of an additional $25,000 during fiscal 1997. This is scheduled for completion at the end of the
                    Company's fiscal year.

                    Management believes that the Company's working capital as now constituted will be adequate for the needs of the on-going core business. Management further believes that the Company's current financial resources will not be adequate to fully fund its acquisition program. It is management's intention to complete at least one acquisition in fiscal 1997, and to do so will require raising addi-
                    tional debt and/or equity capital. Management believes that it has several sources for such capital and expects that the combination of capital raised and acquisitions completed will produce anti-dilutive results for the Company's existing stockholders. While this is man-
                    agement's intention, there is no guarantee that they will be able to achieve this objective.

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




Date: August , 1997                      ALLIED DEVICES CORPORATION
-------------------                      --------------------------
                                         (Registrant)


                                         By: -------------------
                                             M. Hopkinson
                                             Chairman