Form 10KSB
period 1997-09-30
ALLIED DEVICES CORP
filed 1997-12-29
CIK 869495

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB

                  ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended                   Commission file number
             September 30, 1997                               0-24012
         ---------------------------                -------------------------

                           ALLIED DEVICES CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                   Nevada                                   13-3087510
          -----------------------                    -----------------------
          (State of incorporation)                         (IRS Employer
                                                      Identification Number)

   2365 Milburn Avenue, Baldwin, New York                      11510
   ---------------------------------------                  ----------
  (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code: (516) 223-9100

Securities registered pursuant to Section 12 (b) of the Exchange Act:

Securities registered pursuant to Section 12 (g) of the Exchange Act:

                                              Number of Shares Outstanding
Title of Class                                   as of December 5, 1997
--------------                                ----------------------------
Common Stock, $.001 par value                          4,609,942

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days     YES X     NO
                    ---

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB     X
                                               ---

Issuer's revenues for its most recent fiscal year: $16,215,931

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sale price on December 5, 1997 is approximately $5,848,337.

                                     PART I

ITEM 1--BUSINESS

    Allied Devices Corporation ("Allied Devices" or the "Company") is a broad-line manufacturer and distributor of high precision mechanical components used in the manufacture and maintenance of industrial and commercial instruments and equipment. The Company has the capability of producing close tolerance parts and intricate assemblies at competitive costs and with short lead times. The Company's business strategy is to provide prompt service and technical support in certain industrial and high technology markets where customers generally expect extended lead times, missed deadlines and otherwise poor customer service and support.

    The Company's major product groups include precision servo and drive-train assemblies, instrument related fasteners, gears and gear products, and other components and sub-assemblies built to customer specifications. Allied Devices' customers are primarily original equipment manufacturers ("OEMs").

    Allied Devices' principal marketing tool is its highly effective technical manual of standardized instrument components available through the Company. This catalog is in the hands of buyers and engineers throughout the United States and generates sales nationwide. Management estimates that the Company has distributed more than 85,000 copies of its catalog over the last decade, of which approximately 35,000 copies were distributed during the last three fiscal years. The current edition, published in 1994, is over 650 pages in length. Management intends to update and re-issue the catalog during fiscal 1998.

    The breadth and standardized nature of the product line result in multiple applications in many industries, stimulating demand at the level of both OEMs and distributors. The Company sells to a wide range of industries, such as medical and operating room equipment; laser equipment; robotics; computer peripherals; aerospace instrumentation; factory automation equipment and controls; machine tool builders; research and development facilities; semiconductor equipment makers; nuclear control devices; scientific instrumentation; and optics.

    A typical customer is an OEM selling high ticket capital goods equipment. The components supplied by Allied Devices going into such equipment generally constitute a small percentage of the OEM's direct cost of manufacturing, typically $200 to $500 per unit. Failure to deliver reliable quality in a timely manner can have an impact far in excess of the modest direct cost of the parts. As a result, the majority of Allied Devices' customers deem it imperative that parts supplied be on time and of reliably high quality. While these performance criteria are not contractual requirements, they are critical determinants in the placement of repeat business.

    Allied Devices has structured itself as far as possible to provide the service of "one stop shopping" for mechanical instrument components. Furthermore, the Company's organization and inventory policies are designed to provide fast and timely response to customer orders, and to support "just in time" methods of purchasing being used by more and more companies. Because the Company's lead times in response to customer orders are generally short (four weeks or less), backlog is not a meaningful indicator of business trends; therefore, no effort is made to monitor backlog accurately. Based on new orders, the Company is projecting growth in revenues of approximately 12.5% and availability of related incremental cash flow in planning for fiscal 1998.

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

        CATALOG OPERATIONS

    The majority of product sold through Catalog Operations is either manufactured by Catalog Operations or procured from the Manufacturing Services operations of the Company. The product mix includes standard products (as listed in the Company's catalog) and customized or non-standard products manufactured to the specific requirements of a given customer. What is not manufactured internally is purchased from a broad variety of reliable sources under distributorship agreements or similar arrangements. This operation includes telephone sales, inventory and shipping, gear-making, assembly and light manufacturing operations. This part of the Company also sells certain of its standard catalog products to its major competitors on a wholesale basis. In the aggregate, revenues for the Catalog Operations were approximately as follows for the last five years ended September 30th.

                          1997............. $13,604,000
                          1996............. $15,145,000
                          1995............. $13,363,000
                          1994............. $10,509,000
                          1993............. $9,175,000

    The decrease in revenues for 1997 was the result of a sharp downturn in one sector of the U.S. economy (semiconductor manufacturing equipment). While such severe downturns are abnormal for the industries served by Allied, they are not unprecedented. In this instance, it was caused by excess inventory accumulation and overcapacity, and the duration of the slowdown appears to have been one year.

        CATALOG INDUSTRY COMPETITION

    The Company competes directly with W.M. Berg Co., a subsidiary of BTR Ltd.; PIC Design, a subsidiary of Wells Benrus; Nordex Inc.; and Sterling Instrument, a division of Designatronics. Each of these companies publishes a catalog similar to that issued by the Company, offering a wide range of mechanical instrument components adhering to a single set of standards. In addition, there are many other companies offering a limited selection of materials or "single product" catalogs, most often not adhering to any widely accepted standards. This marketplace is highly competitive, yet management believes, based upon feedback from vendors and customers, that the Company's operating principles of immediate product availability, excellent quality control, competitive pricing and responsive customer service and technical support have permitted the Company to maintain and improve its market position.

        MANUFACTURING SERVICE OPERATIONS

    The Company's strategy has called for manufacturing the majority of the products that it sells. Management believes that such vertical integration ensures quality control, timely deliveries, control of priorities and cost efficiencies. As a result, the Company has several manufacturing divisions, each with specialized capabilities. In order to promote maximum utilization of productive equipment, each manufacturing operation markets its surplus machine time independently. The following operations comprise Manufacturing Services:


     Absolute Precision Co.            A sophisticated computer numerically
     Ronkonkoma, New York              controlled ("CNC") machine shop
                                       specializing in close tolerance,
                                       intricate machining of complex parts
                                       that are sold direct to end users and
                                       through Catalog Operations.

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

     Astro Instrument Co.              A general machine shop with
     Joplin, Missouri                  diversified CNC and conventional
                                       capabilities, dealing principally with
                                       an established customer base in
                                       several industries.

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

    Approximate revenues for Manufacturing Services were as follows for the last three years:

                                              YEAR ENDED SEPTEMBER 30,
                                      ----------------------------------------
                                          1997          1996          1995
                                      ------------  ------------  ------------
     Sales to Catalog Operations *..  $  2,360,000  $  2,812,000  $  2,319,000
     Sales to Outside Customers.....     2,612,000     2,648,000     2,158,000
                                      ------------  ------------  ------------
     Total Revenues.................  $  4,972,000  $  5,460,000  $  4,477,000
                                      ------------  ------------  ------------
                                      ------------  ------------  ------------

     ------------------------
     * These revenue figures for Catalog Operations represent interdivisional sales that are eliminated in consolidation.

    The Company does not report results for Catalog Operations and Manufacturing Services separately, but management believes that both divisions make a positive contribution to operations. While the Company has stepped up efforts to market its Manufacturing Services, management believes that existing capacity will support a substantial increase in volume without significant additions to current production facilities. Operations are now primarily single shift, representing an estimated 70% of capacity, giving the Company the flexibility to respond to increases in sales volume.

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

    To ensure consistent awareness and application of quality procedures, management has established an on-going program of meetings, lessons and training sessions through its quality assurance manager, disseminating information on basic skills, policies, procedures and new developments. Under the auspices of the New York State Industrial Effectiveness Program, the Company has begun to develop and implement a program of continuous improvement in pursuit of qualification under "Total Quality Management" and ISO-9000 (a voluntary set of standards and guidelines provided by the International Standards Organization), which program is in its early stages. The Company intends to complete the program and apply for ISO certification during its fiscal year 1998.

    EXPANSION PLANS

    Management has developed a plan to expand the size of the Company. Basically, the plan has four elements: (1) expand the core business through more intensive marketing efforts; (2) add products within the existing line of business; (3) expand beyond the Company's core business into related lines of business through an acquisition program that will not only add volume but provide marketing, operating and administrative synergies; and (4) raise additional equity capital as required to reduce the Company's indebtedness, thereby lowering financial leverage while expansion plans were being implemented. Certain elements of management's marketing plans have commenced (principally an advertising campaign and publication of an expanded catalog), while others are in development. Management is pursuing its acquisition strategy but has not yet entered into any binding agreements with any potential acquisition candidates. During fiscal 1994, the Company raised approximately $1,298,000 (net) of new equity capital through the private placement of Common Stock, applying virtually all of the funds raised to reduction of indebtedness. During fiscal 1995, the Company raised approximately $81,000 (net) of new equity capital from the exercise of 62,500 Class B Warrants, applying such funds to working capital. Likewise, in fiscal 1996 and fiscal 1997, the Company raised approximately $56,000 and $157,000, respectively, from the exercise of warrants and options, which funds were applied to working capital. Additional funds, if and when raised, will also be applied, at management's discretion, to working capital, thus being available for use in routine operations or for carrying out the Company's expansion plans.

    MARKETING PROGRAMS

    The Company has developed a program to stimulate substantial growth within its existing line of business. Feedback from customers and informal market research indicate that Allied Devices does not yet have a widespread customer awareness in the markets it serves. Thus the principal thrust of the Company's plan is to make its target markets more aware of the Company's range of capabilities and the usefulness of standardized components in general. The program is divided into modules and is being implemented as management deems appropriate.

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

    EMPLOYEES

    The Company currently employs 50 salaried and 113 hourly personnel.
    Wage rates and benefits are competitive in the labor markets from which the Company draws. Thirty-two of its hourly employees are represented by two local unions (22 by the National Organization of Industrial Trade Unions ("NOITU") and 10 by Local 999 of the Teamsters). The contract with Local 999 was renewed for three years in August 1997, and the contract with NOITU was renewed in November 1997, also for three years. The Company has had no strikes, walkouts or other forms of business disruption attributable to poor labor relations. Relations with employees and the unions are open and constructive.

    CAPITAL EQUIPMENT

    The Company uses a wide variety of machinery and equipment in manufacturing and assembly of its product line. While most of the equipment is owned by the Company or its subsidiaries, certain key pieces of equipment are leased. Eight leases, covering eight CNC machines, have original lease terms ranging from three to five years, with purchase options at the end of each lease. Rates vary from 8.5% to 9.9%, and expiration dates range from 1998 to 2001. The aggregate value of these leases was $278,000 as of September 30, 1997.

ITEM 2--PROPERTIES

        Listed below are the principal plants and offices of the Company.
    All property occupied by the Company is leased except as otherwise noted.


     LOCATION         SQUARE FEET  LEASE EXPIRATION    PRINCIPAL ACTIVITIES
     --------        -----------  ----------------  ------------------------
     Baldwin, NY         16,000    December 1999     Catalog Manufacturing
                                                     and Distribution
                                                     Operations

     Freeport, NY        10,000    November 1996*    Screw Machine Operations

     Freeport, NY         5,200    February 1998     Catalog Manufacturing
                                                     Operations

     Ronkonkoma, NY       7,200    June 1998         CNC Machine Shop

     Joplin, MO           13,000   (Owned)           CNC and Conventional
                                                     Machine Shop

     ------------------------
     * At the mutual convenience of landlord and the Company, this building facility is leased on a month-to-month basis.


ITEM 3--LEGAL PROCEEDINGS

        The Company knows of no litigation pending, threatened, or contemplated, or unsatisfied judgements, or any proceedings in which it or any of its officers or directors in their capacity as such is a party.


ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

                                    PART II

ITEM 5--MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

    There was only sporadic trading in the Company's common stock until it was listed on National Association of Securities Dealers Automated SmallCap Market ("NASDAQ") as of November 17, 1994. Trading in the Company's stock has been active and regular since then. A total of 1,954 trades representing approximately 4,270,000 shares (as reported by NASDAQ in their monthly statistical summaries) were completed during fiscal 1997. As of September 30, 1997, the Company had 451 holders of record of its common stock. The Company has 12 listed market-makers, and the trading ranges by quarter for the year were as follows:

                                                                                FISCAL 1997           FISCAL 1996
                                                                            --------------------  --------------------
                                                                              HIGH        LOW       HIGH        LOW
                                                                            ---------  ---------  ---------  ---------
    First Quarter.........................................................  $  3.0625  $  1.9375  $    4.00  $    1.75
    Second Quarter........................................................  $   3.375  $   2.125  $    4.25  $    2.812
    Third Quarter.........................................................  $   3.0625 $   2.375  $    4.50  $    2.75
    Fourth Quarter........................................................  $   2.875  $  2.0625  $    4.00  $    2.75

ITEM 6--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

    The following selected consolidated financial data have been derived from the audited financial statements of Allied Devices Corporation. The selected financial data should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-KSB.

                                                                               YEAR ENDED SEPTEMBER 30,
                                                                      -------------------------------------------
                                                                          1997           1996           1995
                                                                      -------------  -------------  -------------
STATEMENT OF
OPERATIONS
DATA:
Net sales...........................................................  $  16,215,931  $  17,793,072  $  15,521,373

Net income..........................................................  $   1,061,883  $   1,001,029  $     787,302
Earnings per
 share..............................................................  $         .21  $         .20  $         .15
Weighted average
 number of shares
 outstanding........................................................      5,667,718      5,785,085      5,654,858




BALANCE SHEET
DATA:
Total assets........................................................  $  10,976,983  $  10,376,703  $   9,403,535
Working capital.....................................................  $   7,307,751  $   6,505,676  $   3,428,117
Long-term debt......................................................  $   2,084,239  $   2,642,401  $     497,541
Stockholders' equity................................................  $   7,025,928  $   5,807,364  $   4,749,963

RESULTS OF OPERATIONS: YEAR ENDED SEPTEMBER 30, 1997, COMPARED WITH YEAR ENDED
    SEPTEMBER 30, 1996.

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

    Net sales for fiscal 1997 were $16,216,000 as compared to $17,793,000 in fiscal 1996. This decrease of 8.9% was principally the result of a sharp downturn in the semiconductor equipment sector of the U.S. economy. The impact of this was evident in the Company's shipments from July, 1996 through August, 1997, during which time the Company's customers in that industry virtually stopped all shipments of materials for production requirements. Collectively, all other sectors showed continued growth, materializing in both Catalog Operations and Manufacturing Services. Management continues to attribute such growth to a combination of factors: (1) a continuing series of advertisements in various industry/trade magazines, which appear to be gradually creating more wide-spread awareness of the Company and its products and services; (2) carrying out of a series of programs of continuous improvement, particularly in the areas of customer service and support; (3) a program to expand the range of support services provided to the Company's larger customers; and (4) continued strength in certain sectors of the U.S.

economy serviced by the Company. In particular, the aerospace instrumentation, medical equipment, robotics and scientific instrumentation sectors remained healthy throughout the year.

    The Company's gross margin was 36.49% of net sales in fiscal 1997, up from 33.60% in fiscal 1996. The lower level of sales activity permitted the Company to manufacture more and purchase less, resulting in the following changes from fiscal 1996: (1) net materials expense decreased as a percentage of sales, increasing gross margins by 4.75%; and (2) the Company shipped a lower volume of product on relatively stable costs of factory operations, decreasing gross margins by 1.86%. The Company did not increase prices materially in fiscal 1997.

    Selling, general and administrative expenses as a percentage of net sales were 24.8% in fiscal 1997, as compared to 23.2% in fiscal 1996. While actual expenditures in fiscal 1997 were $98,000 lower than in fiscal 1996, such costs did not decrease as much as sales volume. The following factors account for these changes: (1) selling and shipping expenses and commissions increased as a percentage of net sales by approximately 0.4% as shipping volume decreased more than spending on the Company's marketing strategy; (2) administrative payroll, benefits, and expenses increased by $133,000, resulting in an increase of such expenses of 1.8% as a percentage of net sales; and (3) other administrative expenses (collectively) decreased as a percentage of net sales by approximately 0.6%.

    Interest expense decreased by $60,000 in fiscal 1997, as the Company lowered its borrowings and enjoyed more favorable rates as a result of its new credit agreement.

    Provision for income taxes in fiscal 1997 was $629,000, or 37.2% of pre-tax income. See the notes to the consolidated financial statements for a reconciliation to the federal statutory rate.

RESULTS OF OPERATIONS: YEAR ENDED SEPTEMBER 30, 1996, COMPARED WITH YEAR
    ENDED SEPTEMBER 30, 1995

    Net sales for fiscal 1996 were $17,793,000 as compared to $15,521,000 in fiscal 1995, an increase of 14.6%, with continuing growth materializing in both Catalog Operations and Manufacturing Services. Management continues to attribute this strength to a combination of factors: (1) the cumulative effect of a continuing series of advertisements running regularly in various industry/trade magazines, helping to create more wide-spread awareness of the Company and its products and services; (2) the carrying out of various programs of continuous improvement, particularly in the areas of customer service and support; (3) a program to expand the range of support services provided to the Company's larger customers; and (4) continued strength in certain sectors of the U.S. economy serviced by the Company. In particular, the aerospace instrumentation, medical equipment, robotics and scientific instrumentation sectors remained strong throughout the year. This was partially offset during the fourth quarter of fiscal 1996 by a downturn in the semiconductor equipment sector.

    The Company's gross margin was 33.60% of net sales in fiscal 1996, up from 32.87% in fiscal 1995. This improvement is accounted for by the following factors: (1) the Company shipped a higher volume of product on relatively stable costs of factory operations, increasing gross margins by 2.10%; and (2) net materials expense increased as a percentage of sales, reducing gross margins by 1.37%. The Company did not increase prices materially in fiscal 1996.

    Selling, general and administrative expenses as a percentage of net sales were 23.2% in fiscal 1996, as compared to 23.3% in fiscal 1995. This improvement is attributable to the following factors: (1) selling and shipping expenses and commissions decreased as a percentage of net sales by approximately 0.2% as shipping volume rose at a greater rate than spending on implementation of the Company's marketing strategy; (2) administrative payroll, benefits, and expenses rose, but not at the same rate as shipping volume, resulting in a decrease of such expenses of 0.2% as a percentage of net sales; and (3) other administrative expenses (collectively) increased as a percentage of net sales by approximately 0.3%.

    Interest expense decreased by $50,000 in fiscal 1996, as the Company lowered its borrowings and negotiated more favorable rates with its lending institutions.

    Provision for income taxes in fiscal 1996 was $593,000, or 37% of pre-tax income. See the notes to the consolidated financial statements for a reconciliation to the federal statutory rate. The Company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109) in the first quarter of fiscal 1994. The adoption of SFAS 109 did not have a material impact on the Company's financial statements.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's financial condition remained strong during fiscal 1997 as operations generated net cash of $818,000 over the course of the year. In addition, $157,000 of new equity capital was raised from the exercise of certain warrants and employee stock options issued by the Company. These funds were used for capital expenditures (net) of $309,000 and reduction of debt of $559,000, with the remainder being added to cash on hand. Net working capital increased by $802,000 to $7,308,000 during the year. The following are changes in current assets and current liabilities for the year ended September 30, 1997:

    - Accounts receivable (net of reserve for doubtful accounts) increased by $133,000 during the year. This increase was a function of higher shipping volume at year end ($82,000) and an increase in the average collection period from 45 days at the end of fiscal 1996 to 47 days at the end of fiscal 1997 ($51,000).

    - Inventories increased 8.8%, or $520,000, during the fiscal year, with the turnover rate decreasing from 2.0 times in fiscal 1996 to 1.6 times at the end of fiscal 1997. Of this increase, a portion ($250,000) was planned as part of a strategy to increase sales of the Company's line of screw machine products. The balance ($270,000) built up as an unplanned accumulation of inventory, the result of rescheduling orders from prominent customers in the semiconductor equipment industry. Management expects that most of such inventory will be shipped during fiscal 1998 as that industry continues to recover. As a general rule, prompt service, product availability and quick turnaround of production orders are key factors in gaining a strong competitive position in the Company's markets. Substantial inventories are, in management's judgment, a necessity in responding to demanding delivery requirements imposed by the Company's customers. As the Company's growth continues, management expects to see improvement in the inventory turnover rate.

    - Prepaid expenses and other current assets increased by $26,000, and deferred income taxes (asset) increased by $2,000.

    - Current liabilities, exclusive of current portions of long-term debt and capital lease obligations, decreased by $13,000 (net), as the Company's average payment period on accounts payable and accrued expenses remained at 36 days from fiscal 1996 through fiscal 1997 (decrease of $103,000) and the Company's income taxes payable increased by $90,000.

    - Current portions of long-term debt and capital lease obligations decreased by $1,000 (net).

    - Cash balances increased by $107,000.

    Management believes that the Company's working capital as now constituted will be adequate for the needs of the on-going core business. During fiscal 1995, management had concluded that its banking agreements would become a financial constraint as growth in sales volume continued at or above the rates of fiscal 1995. Thus, in September, 1996, the Company closed on a new three-year committed revolving credit agreement, providing for a credit line of $4 million and an equipment line of $2.0 million, with rates 1/2 to 1-1/2 points lower and fewer and less restrictive covenants than in its prior asset-based line. The Company, at the end of fiscal 1997, was using approximately $1.9 million of the line.

    Management believes that, in light of the Company's expansion objectives, the Company's working capital will not be adequate to provide for all of the on-going cash needs of the business. In particular, management expects to require additional financing to carry out its acquisition objectives. Success in this part of the Company's growth program will rely, in large measure, upon success in completing such additional financing. The Company is not relying on receipt of such funds in its operating budgets or projections. It is important to note that, absent new capital, the Company will not be in a position to undertake some of the most promising elements of management's plans for expansion. In the event that new equity funds are raised, management intends to implement its plans and will do so in keeping with its judgment at that time as to how best to deploy any such capital.

    Outlay for capital expenditures in fiscal 1997 amounted to $309,000 ($328,000 in new equipment, net of $19,000 in equipment dispositions; no new equipment leases), as compared to $310,000 ($574,000 including capital lease) in fiscal 1996. These expenditures represent two facets of the Company's capital spending program: (1) a continuation of management's program of continuous improvement through modernization and automation of facilities ($185,000), and (2) support and installation of a comprehensive new computer system ($143,000). Capital spending plans for fiscal 1998 call for additional investment in software and hardware for the Company's computer system and a somewhat increased level of additions to high-efficiency production machinery. Management expects to fund such spending plans out of working capital.

VULNERABILITY TO RECESSION

    The Company's cost structure is largely made up of "fixed costs", with "variable costs" accounting for less than 40% of net sales. The Company could, therefore, experience materially adverse effects on profitability from any marked downturn in sales volume until management was able to reduce fixed costs. Because the Company's delivery lead-times are relatively short, there is, as a result, little backlog at any given time, and the effect of a downturn in sales volume would be felt almost immediately.

EXPANSION PLANS

    Management has developed and is implementing a plan to expand the size of the Company. Basically, the plan has four elements: (1) expand the core business through more intensive marketing efforts; (2) add products within the existing line of business; (3) expand beyond the Company's core business into related lines of business through an acquisition program that will not only add volume but provide marketing, operating and administrative synergies; and (4) raise additional equity capital to reduce the Company's indebtedness, thereby lowering financial leverage while expansion plans are being implemented. Certain elements of management's marketing plans have been implemented (principally an advertising campaign and publication of a new and expanded catalog), while others are in development. Management is currently pursuing its acquisition strategy but has not yet entered into any binding agreements with any potential acquisition candidates.

IMPACT OF INFLATION AND OTHER BUSINESS CONDITIONS

    Management believes that inflation has no material impact on the operations of the business. The Company has been able to react to increases in material and labor costs through a combination of greater productivity and selective price increases. The Company has no exposure to long-term fixed price contracts.

RECENT ACCOUNTING PRONOUNCEMENTS

    The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 simplifies the computation of earnings per share by replacing the presentation of primary earnings per share with a presentation of basic earnings per share, as defined. The statement requires dual presentation of basic and diluted earnings per share by entities with complex capital structures. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. SFAS No. 128 is not expected to have a significant impact on the Company's financial statements.

    In June, 1997, SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", were issued. SFAS No. 130 addresses standards for reporting and display of comprehensive income and its components and SFAS N0. 131 requires disclosure of reportable operating segments. Both statements are effective for the Company's 1998 fiscal year. The Company will be reviewing these pronouncements to determine their applicability, if any.

ITEM 7--FINANCIAL STATEMENTS
----------------------------
    (1) Financial Statements

        See index to Financial Statements on Page F-2.

ITEM 8--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE
---------------------------------------------------------
NONE

                                   PART III

ITEM 9--DIRECTORS AND EXECUTIVE OFFICERS

The Executive Officers and Directors of the Company are as follows:

NAME                                 AGE    POSITION(S) HELD WITH COMPANY
-------------------------------      ---   -----------------------------------
Mark Hopkinson                        50   Chairman of the Board of Directors,
                                           Chief Executive Officer
P.K. Bartow                           49   President and Director
Salvator Baldi                        75   Executive Vice President and Director
Andrew J. Beck                        49   Assistant Secretary
Gail F. Lieberman                     54   Director
Christopher T. Linen                  50   Director
Michael Michaelson                    75   Director
Robert J. Smallacombe                 64   Director

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

    Mark Hopkinson, age 50, has been Chairman of the Board since 1981, when he and Mr. Bartow organized the acquisition of the Company. He also served as President of the Company from 1981 until March 1994. He is a graduate of the University of Pennsylvania and of the Harvard Graduate School of Business Administration. Prior to acquiring Allied Devices, he was a management consultant, working originally with Theodore Barry & Associates from 1977 to 1978 and later as an independent and with the Nicholson Group from 1978 to 1981. The focus of his work in the period leading up to 1981 was development of emerging growth companies, both in the United States and in lesser developed countries. He served as an officer in the United States Navy from 1969 to 1972.

    P.K. Bartow, age 49, has been President of the Company since March 1994. He also served as Vice President of the Company from when he and Mr. Hopkinson organized its acquisition in 1981 until March 1994. Prior to acquiring Allied Devices, Mr. Bartow had joined the Nicholson Group in 1978, and performed facility and feasibility studies for emerging growth companies. While at Allied Devices, he has been the Director of Marketing from 1981 onwards, and in that capacity has set up a network of independent manufacturers' representatives across the United States and in the United Kingdom, Israel and selected regions in Canada. He has also organized and published Allied Devices' 650+ page catalog. Mr. Bartow received a B.A. degree from Williams College in 1970, and a M.Arch degree from the University of Pennsylvania in 1974.

    Salvator Baldi, age 75, was one of the original founders of the Company in 1947. He has been a Director of the Company since February 1994. The business was started as a general machine shop and developed through the years as a supplier to certain principal competitors of the Company in the market for standardized precision mechanical parts. By the late 1970's, the Company had become a competitor, offering its own catalog of components. He and his partners sold the Company to the investor group assembled by Mr. Hopkinson and Mr. Bartow in October 1981, with Mr. Baldi remaining with the Company under an employment contract. By the time his contract expired two years later, Mr. Baldi had negotiated to repurchase an interest in the Company. He currently works on an abbreviated work schedule.

    Andrew J. Beck, age 49, has been a partner with the law firm of Haythe & Curley since prior to 1989. He became Assistant Treasurer of the Company in March 1994. Mr. Beck holds a B.A. in economics from Carleton College and a J.D. from Stanford University Law School.

    Gail F. Lieberman, age 54, is currently Chief Financial Officer of The Thompson Corp. Financial & Professional Publishing Group. She became a director of the Company in February 1994. Prior to her current association, Ms. Lieberman was Vice President-Chief Financial Officer and Managing Director of Moody's Investors Service, where she was employed from January, 1994 to December, 1996. Prior to that, she was Executive Vice President and Chief Financial Officer at Scali, McCabe, Sloves, Inc. since 1982. She holds a B.A. in Mathematics and Physics and an M.B.A. in Finance from Temple University.

    Christopher T. Linen, age 50, became a Director of the Company during fiscal 1997. He is currently principal of Christopher Linen & Company, through which he has invested in a series of early stage, internet and technology-related enterprises. Prior to this, from 1975 until 1996, he was an executive with Time Inc. (later Time Warner Inc.) where he managed a series of six subsidiaries or divisions in Asia, Latin America, the United States, and worldwide. Prior to that, he was Assistant Financial Director of the Italhai Holding Company, Ltd. (Bangkok), during which tenure he was Publisher of the Bangkok World, an English language daily newspaper. He is a director of Starmedia Networks Inc., Chairman of NirvanaSoft Inc., and a Trustee of The Family Academy, an experimental public school. He holds a B.A. from Williams College and attended the Graduate School of Business Administration at New York University.

    Michael Michaelson, age 75, has been a Director of the Company since 1990. He has been President and sole stockholder of Rainwater Enterprises, Ltd. since 1979, providing management and marketing consultation services to clients principally in publishing and related industries. He is also on the boards of directors of the following companies: Metro Tel Corp., a publicly held company in the telecommunications field; and Starlog Franchise Corp., a public company. From 1986 to 1989, he was Chairman of the Council on Economic Priorities. From 1977 to 1979, he was co-founder and Chairman of the Board of Games Magazine, which was sold to Playboy magazine in 1979. From 1970 to 1978, Mr, Michaelson worked for Publishers Clearing House, where he was Senior Vice President. From 1968 to 1970, he was President and Founder of Campus Subscriptions, Inc. Mr. Michaelson served in the United States Army in the South Pacific during World War II, where he was a Company Commander in the 35th infantry, 25th division and received the Bronze Star and the Purple Heart. He received a B.S. degree from New York University in 1948.

    Robert J. Smallacombe, age 64, has been a Director of the Company since August, 1996. For more than ten years, he has been the principal of Executive Advisory Group, a management consulting firm. In the capacity of consultant, he served as a Director of Northstar Health Services Inc. from May, 1996 through May, 1997. From 1994 until May, 1996, as consultant, he served as President of O'Brien Environmental Energy and O'Brien Energy Services. From February, 1993 until July, 1994, as consultant, he served as CEO of Cardinal Publishing Co. Prior to that, he was working as a management consultant and business broker. He has over 25 years' experience as a company president of public and private companies. He currently serves as a Director of Emons Transportation Company.

ITEM 10--EXECUTIVE COMPENSATION

    The following table sets forth the salary and bonus compensation paid during the fiscal years ended September 30, 1997, 1996 and 1995 to the Chairman and Chief Executive Officer of the Company. No other Executive Officer of the Company received fiscal 1997 salary and bonus compensation which exceeded $100,000. The Company's Directors receive $1,250 per meeting for their services as such and reimbursement for any expenses they may incur in connection with their services as Directors.

                                              "SUMMARY COMPENSATION TABLE"
------------------------------------------------------------------------------------------------------------------------
NAME AND PRINCIPAL                                                              OTHER ANNUAL     LONG TERM COMPENSATION
  POSITION                                           FISCAL YEAR    SALARY      COMPENSATION      AWARDS-OPTIONS SAR'S
--------------------------------------------------  -------------  ---------  -----------------  -----------------------
Mark Hopkinson, Chairman and Chief Executive
  Officer                                                  1997    $  97,221      $       0                27,400
                                                           1996    $  98,098      $       0                29,000
                                                           1995    $  90,116      $       0                 4,600

    Under the terms of the Company's 1993 Incentive Stock Option Plan, the following options were granted to the Chief Executive Officer of the Company during fiscal year 1997.

                                        "OPTION/SAR GRANTS IN LAST FISCAL YEAR"
-----------------------------------------------------------------------------------------------------------------------
                                                  NUMBER OF
                                                 SECURITIES          % OF TOTAL OPTIONS       EXERCISE OR
                                             UNDERLYING OPTIONS    GRANTED TO EMPLOYEES IN    BASE PRICE    EXPIRATION
NAME                                               GRANTED               FISCAL YEAR            ($/SH)         DATE
-------------------------------------------  -------------------  -------------------------  -------------  -----------
Mark Hopkinson                                       10,250                     9.8%           $    0.70       12/1/06
                                                      5,150                     4.9%           $    0.67       2/15/07
                                                     12,000                    11.5%           $    0.70       7/31/07

    Aggregated Options/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values.

                                                                                   NUMBER OF
                                                                                  SECURITIES        VALUE OF
                                                                                  UNDERLYING       UNEXERCISED
                                                                                  UNEXERCISED     IN-THE-MONEY
                                                                                OPTIONS/SARS AT  OPTIONS/SARS AT
                                                                                  FY-END (#)       FY-END ($)
                                                                     VALUE
                                                SHARES ACQUIRED    REALIZED      EXERCISABLE/     EXERCISABLE/
NAME                                            ON EXERCISE (#)       ($)        UNEXERCISABLE    UNEXERCISABLE
----------------------------------------------  ---------------  -------------  ---------------  ---------------
Mark Hopkinson................................        --          $   --            257,000/0     $   99,585/$0

------------------------

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

    Under the terms of its employee stock option plan (adopted in October, 1993 and amended in December, 1995), the Board of Directors is empowered at its discretion to award options to purchase an aggregate of 1,250,000 shares of the Company's common stock to key employees. Prior to fiscal 1997, the Company had granted options to purchase an aggregate of 1,087,600 shares to key employees and Directors, with exercise prices ranging from $0.35 to $3.25 per share. During fiscal 1997, the Company granted options to purchase 104,400 shares of the Company's common stock, at exercise prices ranging from $0.35 to $2.44 to 11 individuals (one non-management member of the Board of Directors, one executive, and nine non-executive managers).

ITEM 11--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

    The following table sets forth the number and percentage of the Company's shares of Common Stock owned of record and beneficially by each person or entity owning more than 5% of such shares and by all executive officers and directors, as a group at September 30, 1997:

NAME                               NUMBER OF SHARES OWNED   CURRENT PERCENTAGE
---------------------              -----------------------  -------------------
Mark Hopkinson                            1,012,571                 20.78%
(1) (3) (8)
2365 Milburn Avenue
P.O. Box 502
Baldwin, NY 11510

P.K. Bartow                                 850,688                 17.59%
(1) (4) (8)
2365 Milburn Ave.
P.O. Box 502
Baldwin, NY 11510

Salvator Baldi                              767,807                 15.88%
(1) (5) (8)
2365 Milburn Ave.
P.O. Box 502
Baldwin, NY 11510

Michael Michaelson                          250,084                  5.24%
(2)(6)(8)
2365 Milburn Ave.
P.O. Box 502
Baldwin, NY 11510

Gail F. Lieberman                           120,000                  2.54%
(2) (7)
175 E. 79th Street
New York, NY 10021

Robert J. Smallacombe                       43,000                  0.92%
(2)(11)
8246 S.E. Sanctuary Drive
Hobe Sound, FL 33455

Christopher T. Linen                        25,000                  0.54%
(2)(12)
203 Poverty Hollow Road
Redding, CT 06896

Andrew J. Beck                              10,000                  0.22%
(9)(10)
71 Willow Street, Apt. 1
Brooklyn, NY 11201

All Executive Officers and               3,079,150                 54.25%
Directors as a Group (8 persons)

ITEM 11--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT (CONTINUED)

        (1) Officer and Director
        (2) Director only.
        (3) Mark Hopkinson is General Partner of the Hopkinson Family Partnership (in which he has exclusive management rights), which owns 700,000 of the shares included herein. Mr. Hopkinson owns 33,500 shares in his own name. Also included in Mr. Hopkinson's shareholdings are 5,660 shares represented by warrants exercisable by Mr. Hopkinson until December 31, 1999 and 257,000 shares represented by currently exercisable options. Mr. Hopkinson disclaims beneficial ownership of 15,700 shares owned by his wife.
        (4) Included in Mr. Bartow's shareholdings are 1,722 shares represented by warrants exercisable by Mr. Bartow until December 31, 1999 and 225,000 shares represented by currently exercisable options. Mr. Bartow disclaims ownership of 15,000 shares owned by members of his immediate family.
        (5) Included in Mr. Baldi's shareholdings are 898 shares represented by warrants exercisable by Mr. Baldi until December 31, 1999 and 225,000 shares represented by currently exercisable options.
        (6) Included in Mr. Michaelson's shareholdings are 52,584 shares represented by warrants exercisable by Mr. Michaelson until December 31, 1999 and 110,000 shares represented by currently exercisable options. Mr. Michaelson disclaims ownership of 97,500 shares owned by his wife.
        (7) Included in Ms. Lieberman's shareholdings are 110,000 shares represented by currently exercisable options.
        (8) As consideration for various services rendered to the Company in the period 1983 until 1990, the Company issued certain stockholders warrants to purchase up to 340,000 shares of common stock at prices ranging from $0.30 per share to $0.70 per share. Certain of those warrants were exercised in fiscal 1996 and fiscal 1997, prior to their expiration. 60,864 of those warrants remained exercisable at September 30, 1997.
        (9) Officer only.
       (10) Consists of 10,000 shares represented by currently exercisable options.

ITEM 11--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT (CONTINUED)

        (11) Consists of 43,000 shares represented by currently exercisable options.
        (12) Consists of 25,000 shares represented by currently exercisable options.

ITEM 12--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    In April 1990, Allied Devices granted Michael Michaelson, a Director, 50,000 warrants to purchase Allied Devices shares in return for uncompensated service to the Company. Each warrant is exercisable at a price of $.30 per warrant into one share of Common Stock until April 15, 1998.

    In August 1987, certain officers and stockholders purchased unsecured 10% promissory notes from Allied Devices in the aggregate amount of $157,680:
Mark Hopkinson, $75,000; P.K. Bartow; $25,000; Salvator Baldi, $7,680; Michael Michaelson, $25,000; and Edward G. Lord, $25,000. In December 1994, all such notes were retired by paying 10% of the principal amount due in cash, the balance in the form of new 10% unsecured promissory notes due December 31, 1995, and granting warrants to purchase Common Stock at the rate of one warrant per $20 of principal on the notes being retired, as follows:

                                             PRINCIPAL
                                              VALUE OF           NUMBER OF
                         CASH PAID            NEW NOTES           WARRANTS
                        ------------        -------------       -----------
Salvator Baldi......... $   1,796.59        $   16,169.32               898
P.K. Bartow............ $   3,445.14        $   31,006.25             1,722
Mark Hopkinson......... $  11,319.74        $  101,877.69             5,660
Michael Michaelson..... $   5,167.71        $   46,509.37             2,584

    Each warrant is exercisable at a price of $2.00 per warrant into one share of Common Stock until December 31, 1999. The notes were retired during fiscal 1996.

ITEM 13--EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

    The exhibits required to be filed as a part of the form are listed in the attached Index to Exhibits.

    (b) Reports on Form 8-K

    No reports on Form 8-K were filed during the last quarter of fiscal 1997.

                                   SIGNATURES

    In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            ALLIED DEVICES CORPORATION


                            --------------------------
                            Mark Hopkinson
                            Chairman of the Board

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURES                   TITLE                                         DATE
---------                    -----                                         ----


-----------------------
Mark Hopkinson               Chairman of the Board,
                             Principal Executive Officer,
                             and Director


-----------------------
Philip Key Bartow            President and Director


-----------------------
Salvator Baldi               Executive Vice President
                             and Director


-----------------------
Michael Michaelson           Director


-----------------------
Christopher T. Linen         Director


-----------------------
Gail F. Lieberman            Director


-----------------------
Robert J. Smallacombe        Director


-----------------------
Paul M. Cervino              Principal Financial Officer,
                             Principal Accounting Officer, Treasurer


                                                    Allied Devices Corporation
                                                              and Subsidiaries

                                             Consolidated Financial Statements
                                       Years Ended September 30, 1997 and 1996

                                                    Allied Devices Corporation
                                                              and Subsidiaries

                                                                     INDEX

Report of independent certified public accountants............        F-3
Consolidated financial statements
  Balance sheets..............................................        F-4
  Statements of income........................................        F-5
  Statements of stockholders' equity..........................        F-6
  Statements of cash flows....................................        F-7
  Notes to financial statements...............................  F-8--F-20

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Allied Devices Corporation
Baldwin, New York

We have audited the accompanying consolidated balance sheets of Allied Devices Corporation and subsidiaries as of September 30, 1997 and 1996 and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Allied Devices Corporation and subsidiaries at September 30, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

BDO SEIDMAN, LLP

Mitchel Field, New York
December 18, 1997
                                                                           F-3

                                                    Allied Devices Corporation
                                                              and Subsidiaries

                                                                Balance Sheets

                                                                                            SEPTEMBER 30,
                                                                                     ----------------------------
                                                                                         1997           1996
                                                                                     -------------  -------------
Assets (Note 4)
Current:
  Cash.............................................................................  $     162,094  $      54,919
  Accounts receivable, net of allowance for doubtful accounts of $47,876 and $58,080,
    respectively (Notes 4 and 6)...................................................      2,326,179      2,193,606
  Inventories (Notes 2, 4 and 6)...................................................      6,402,688      5,882,556
  Prepaid expenses and other current assets........................................         67,606         41,619
  Deferred income taxes (Note 9)...................................................         41,000         38,863
                                                                                     -------------  -------------
    Total current assets...........................................................      8,999,567      8,211,563
Property, plant and equipment, at cost, net of accumulated depreciation and
  amortization (Notes 3, 4 and 6)..................................................      1,837,225      1,965,746
Excess of cost over fair value of net assets acquired, net of accumulated
  amortization of $349,661 and $327,748............................................         88,664        110,577
Other assets.......................................................................         51,527         88,817
                                                                                     -------------  -------------
                                                                                     $  10,976,983  $  10,376,703
                                                                                     -------------  -------------
                                                                                     -------------  -------------
Liabilities and Stockholders' Equity
Current:
  Accounts payable.................................................................  $   1,186,291  $   1,092,758
  Income taxes payable (Note 9)....................................................        145,263         55,693
  Accrued expenses and other (Note 5)..............................................        241,781        438,035
  Current portion of long-term debt and capital lease obligations (Note 6).........        118,481        119,401
                                                                                     -------------  -------------
    Total current liabilities......................................................      1,691,816      1,705,887
Long-term debt and capital lease obligations (Notes 4 and 6).......................      2,084,239      2,642,401
Deferred income taxes (Note 9).....................................................        175,000        221,051
                                                                                     -------------  -------------
    Total liabilities..............................................................      3,951,055      4,569,339
                                                                                     -------------  -------------
Commitments (Notes 7 and 8)
Stockholders' equity (Note 8)
  Common stock, $.001 par value, authorized 25,000,000 shares, issued and outstanding
    4,609,942 and 4,401,842........................................................          4,610          4,402
  Additional paid-in capital.......................................................      2,565,559      2,409,086
  Retained earnings................................................................      4,455,759      3,393,876
                                                                                     -------------  -------------
    Total stockholders' equity.....................................................      7,025,928      5,807,364
                                                                                     -------------  -------------
                                                                                     $  10,976,983  $  10,376,703
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                  See accompanying notes to consolidated financial statements.

                                                    Allied Devices Corporation
                                                              and Subsidiaries

                                                          Statements of Income

                                                                                       YEAR ENDED SEPTEMBER 30,
                                                                                     ----------------------------
                                                                                         1997           1996
                                                                                     -------------  -------------
Net sales..........................................................................  $  16,215,931  $  17,793,072
Cost of sales......................................................................     10,298,766     11,815,271
                                                                                     -------------  -------------
  Gross profit.....................................................................      5,917,165      5,977,801
Selling, general and administrative expenses.......................................      4,022,326      4,120,136
                                                                                     -------------  -------------
  Income from operations...........................................................      1,894,839      1,857,665
Interest expense, net..............................................................        203,956        263,568
                                                                                     -------------  -------------
Income before provision for taxes on income........................................      1,690,883      1,594,097
Taxes on income (Note 9)...........................................................        629,000        593,068
                                                                                     -------------  -------------
Net income.........................................................................  $   1,061,883  $   1,001,029
                                                                                     -------------  -------------
                                                                                     -------------  -------------
Net income per share                                                                 $         .21           $.20
                                                                                     -------------  -------------
                                                                                     -------------  -------------
Weighted average number of shares outstanding......................................      5,667,718      5,785,085
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                  See accompanying notes to consolidated financial statements.

                                                    Allied Devices Corporation
                                                              and Subsidiaries

                                            Statements of Stockholders' Equity

                                                    COMMON STOCK $0.001
                                                            PAR
                                                           VALUE
                                                   ---------------------
                                                                           ADDITIONAL                    TOTAL
                                                   NUMBER OF                PAID-IN       RETAINED    STOCKHOLDERS'
                                                     SHARES     AMOUNT      CAPITAL       EARNINGS       EQUITY
                                                   ----------  ---------  ------------  ------------  ------------
Balance, September 30, 1995......................   4,296,842  $   4,297  $  2,352,819  $  2,392,847   $4,749,963
  Net income.....................................      --         --           --          1,001,029    1,001,029
  Proceeds from the exercise of options and
    warrants to purchase common stock (Note 8)...     105,000        105        56,267       --            56,372
                                                   ----------  ---------  ------------  ------------  -----------
Balance, September 30, 1996......................   4,401,842      4,402     2,409,086     3,393,876    5,807,364
  Net income.....................................      --         --           --          1,061,883    1,061,883
  Proceeds from the exercise of options and
    warrants to purchase common stock (Note 8)...     208,100        208       156,473       --           156,681
                                                   ----------  ---------  ------------  ------------  -----------
Balance,September 30, 1997.......................   4,609,942  $   4,610  $  2,565,559  $  4,455,759   $7,025,928
                                                   ----------  ---------  ------------  ------------  -----------
                                                   ----------  ---------  ------------  ------------  -----------

                  See accompanying notes to consolidated financial statements.

                                                     Allied Devices Corporation
                                                               and Subsidiaries

                                                       Statements of CASH FLOWS


YEAR ENDED SEPTEMBER 30,                                                                    1997          1996
--------------------------------------------------------------------------------------  ------------  ------------
Cash flows from operating activities:
  Net income..........................................................................  $  1,061,883  $  1,001,029
                                                                                        ------------  ------------
  Adjustments to reconcile net income to net cash provided by (used in) operating activities:
   Reserve on note receivable.........................................................        (7,500)      --
   Provision for doubtful accounts....................................................         1,899         8,458
   Depreciation and amortization......................................................       485,550       387,009
   Deferred income taxes..............................................................       (48,188)      --
   Gain on sale of equipment..........................................................       (12,428)      --
  (Increase) decrease in:
   Accounts receivable................................................................      (134,472)      (19,953)
   Inventories........................................................................      (520,132)     (914,186)
   Prepaid expenses and other current assets..........................................       (25,987)       11,374
   Other assets.......................................................................        30,820        23,869
  Increase (decrease) in:
   Accounts payable and accrued expenses..............................................      (102,721)     (228,735)
   Income taxes payable...............................................................        89,570      (230,812)
                                                                                        ------------  ------------
   Total adjustments..................................................................      (243,589)     (962,976)
                                                                                        ------------  ------------
   Net cash provided by (used in) operating activities................................       818,294        38,053
                                                                                        ------------  ------------
Cash flows from investing activities:
  Capital expenditures................................................................      (328,468)     (309,806)
  Proceeds from sale of equipment.....................................................        19,750       --
                                                                                        ------------  ------------
   Net cash used in investing activities..............................................      (308,718)     (309,806)
                                                                                        ------------  ------------
Cash flows from financing activities:
  Net proceeds from sale of common stock, options and warrants........................       156,681        56,372
  Repayment of revolving loan and term loan...........................................       --         (2,275,500)
  Proceeds from long-term debt........................................................       --          2,366,338
  Principal payments on long-term debt and capital lease obligations..................      (559,082)     (232,888)
  Proceeds from additional financing under old bank agreement and term loan...........       --            356,462
  Payment on related party debt.......................................................       --           (142,598)
                                                                                        ------------  ------------
   Net cash (used in) provided by financing activities................................      (402,401)      128,186
                                                                                        ------------  ------------
Net increase (decrease) in cash.......................................................       107,175      (143,567)
Cash, beginning of period.............................................................        54,919       198,486
                                                                                        ------------  ------------
Cash, at end of period................................................................  $    162,094  $     54,919
                                                                                        ------------  ------------
                                                                                        ------------  ------------

                   See accompanying notes to consolidated financial statements.

                                                    ALLIED DEVICES CORPORATION
                                                              AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Accounting Policies

    (a) Business

    The Company is comprised of Allied Devices Corporation ("ADCO"), and its wholly-owned subsidiary, Empire Tyler Company ("Empire" and collectively the "Company").

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

    (c) Inventories

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

Buildings and mprovements....................  30 years
Machinery and equipment......................  10 years
Furniture, fixtures and office equipment.....  5-7 years
Tools, molds and dies........................  8 years
Leasehold improvements.......................  Lease term

                                                    ALLIED DEVICES CORPORATION
                                                              AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

    (j) Fair Value Financial Instruments

    The carrying amounts of financial instruments, including cash and short-term debt, approximated fair value as of September 30, 1997 and 1996. The carrying value of long-term debt and obligations under capital leases, including the current portion, approximates fair value as of September 30, 1997 and 1996 based upon the borrowing rates currently available to the Company for bank loans with similar terms and average maturities.

    (k) Concentrations of credit risk

    The Company extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. No individual customer is considered to be significant.

                                                    ALLIED DEVICES CORPORATION
                                                              AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    (l) Recent Accounting Pronouncements

    In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 established a fair value method for accounting for stock-based compensation plans either through recognition or disclosure. Effective October 1, 1996, the Company adopted the employee stock-based compensation provisions of SFAS No. 123 by disclosing the pro forma net income and pro forma net income per share amounts, assuming the fair value method was adopted October 1, 1995.

    In March, 1995, the FASB issued SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires, among other things, an impairment loss on assets to be held and gains or losses from assets that are expected to be disposed of to be included as a component of income from continuing operations before taxes on income. The Company has adopted SFAS No. 121 in fiscal 1997, and its implementation did not have a material effect on the consolidated financial statements.

    The FASB has issued SFAS No. 128, "Earnings Per Share". SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 simplifies the computation of earnings per share by replacing the presentation of primary earnings per share with a presentation of basic earnings per share, as defined. The statement requires dual presentation of basic and diluted earnings per share by entities with complex capital structures. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. SFAS No. 128 is not expected to have a significant impact on the Company's financial statements.

                                                    ALLIED DEVICES CORPORATION
                                                              AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    In June, 1997, SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," were issued. SFAS No. 130 addresses standards for reporting and display of comprehensive income and its components and SFAS No. 131 requires disclosure of reportable operating segments. Both statements are effective for the Company's 1999 fiscal year. The Company will be reviewing these pronouncements to determine their applicability, if any.

    (m) Reclassifications

    Certain 1996 balances were reclassified to conform with the 1997 presentation.

2. Inventories

   Inventories are summarized as follows:

SEPTEMBER 30,                                                                               1997          1996
--------------------------------------------------------------------------------------  ------------  ------------
Raw materials.........................................................................  $    310,260  $    238,325
Work-in-process.......................................................................       514,437       512,527
Finished goods........................................................................     6,888,412     6,404,976
                                                                                        ------------  ------------
                                                                                           7,713,109     7,155,828
Less: adjustment to LIFO..............................................................     1,310,421     1,273,272
                                                                                        ------------  ------------
                                                                                        $  6,402,688  $  5,882,556
                                                                                        ------------  ------------
                                                                                        ------------  ------------

    The adjustment to LIFO represents the excess of current cost (valued at first-in, first-out FIFO) over the LIFO value of the inventories.

                                                    ALLIED DEVICES CORPORATION
                                                              AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3. Property, Plant and Equipment

    Property, plant and equipment consists of the following:

SEPTEMBER 30,                                                                               1997          1996
--------------------------------------------------------------------------------------  ------------  ------------
Machinery and equipment...............................................................  $  4,656,948  $  4,552,650
Tools, molds and dies.................................................................     1,553,884     1,502,276
Furniture, fixtures and office equipment..............................................       453,205       402,730
Leasehold improvements................................................................       169,749       167,180
Building and improvements.............................................................        94,520        93,530
Land..................................................................................         5,000         5,000
                                                                                        ------------  ------------
                                                                                           6,933,306     6,723,366
Less: accumulated depreciation and amortization.......................................     5,096,081     4,757,620
                                                                                        ------------  ------------
                                                                                        $  1,837,225  $  1,965,746
                                                                                        ------------  ------------
                                                                                        ------------  ------------

    Included in machinery and equipment and office equipment at September 30, 1997 and 1996 is approximately $560,000 of equipment under capital lease agreements (see Note 6) with related accumulated amortization amounts of approximately $165,000 and $93,000, respectively. Depreciation expense for the years ended September 30, 1997 and 1996 was approximately $447,000 and $365,000, respectively.

4. Revolving Credit Agreement

    In September, 1996, the Company entered into a credit agreement with a bank and repaid all amounts outstanding under agreements with its prior lender. Under the terms of its new three-year committed revolving credit agreement, the Company may borrow up to the lesser of $4,000,000 or 85% of eligible receivables and 30% of eligible inventory up to a maximum of $2,000,000, and interest is computed at the bank's prime lending rate (8.50% at September 30, 1997) or at 1.25% to 1.75% over the London InterBank Over-night Rate ("LIBOR"), at the Company's option, as defined in the agreement. As part of the same credit package, the Company may borrow additional funds, secured by the Company's machinery and equipment, with up to $1,000,000 available against existing assets and up to $1,000,000 available for new acquisitions of machinery and equipment. The credit facility is secured by a first priority security interest in the Company's assets. In addition, the Company must meet certain financial covenants. As of the end of September 30, 1997, borrowings under this credit agreement were $1,925,000.

                                                      ALLIED DEVICES CORPORATION
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. ACCRUED EXPENSES AND OTHER

   Accrued expenses consist of the following:

SEPTEMBER 30,                                                              1997        1996
----------------------------------------------------------------------  ----------  ----------
Commissions...........................................................  $   93,285  $  232,712
Payroll and related...................................................      83,548      45,000
Other.................................................................      64,948     160,323
                                                                        ----------  ----------
                                                                        $  241,781  $  438,035
                                                                        ----------  ----------
                                                                        ----------  ----------

6. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

    Long term debt consists of the following:

SEPTEMBER 30,                                                           1997          1996
------------------------------------------------------------------  ------------  ------------
Revolving credit facility, due September, 1999
(Note 4)..........................................................  $  1,925,000  $  2,366,338
Capital lease obligations with varying monthly payments
  and interest rates ranging from 8.5% to 9.9% per annum
  maturing 1998 through 2001; secured by an interest in
  machinery and equipment (Note 3)................................       277,720       395,464
                                                                    ------------  ------------
    Subtotal......................................................     2,202,720     2,761,802
Less:  current maturities.........................................       118,481       119,401
                                                                    ------------  ------------
Long-term debt and capital lease obligations......................  $  2,084,239  $  2,642,401
                                                                    ------------  ------------
                                                                    ------------  ------------

                                                      ALLIED DEVICES CORPORATION
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following is a schedule by years of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of September 30, 1997:

  1998                                              $ 138,991
  1999                                                104,988
  2000                                                 64,916
  2001                                                  3,451
                                                    ---------
Total minimum lease payments.......................   312,346
Less: amount representing interest.................    34,626
                                                    ---------
Present value of net minimum lease payments........ $ 277,720
                                                    ---------
                                                    ---------

    The following is a schedule of long term debt maturities (including capital lease obligations) as of September 30, 1997:

  1998............................................  $ 118,481
  1999............................................  2,018,909
  2000............................................     61,911
  2001............................................      3,419
                                                    ---------
                                                   $2,202,720
                                                    ---------
                                                    ---------



7. LEASES

The Company rents facilities in Baldwin, Ronkonkoma and Freeport, New York under various operating lease agreements expiring through December 1999.In addition, the Company also leases certain machinery and equipment and office equipment under various capital lease agreements expiring through 2001 (see
Note 6).

                                                      ALLIED DEVICES CORPORATION
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Most of the Company's operating leases are on a month to month basis. Rent expense amounted to approximately $277,000 and $256,000 for the fiscal years ended September 30, 1997 and 1996, respectively.

8. STOCKHOLDERS' EQUITY

    (a) Warrants

    At September 30, 1997 and 1996, the Company had 120,864 and 1,275,414 stock warrants outstanding, respectively.The warrants to purchase the Company's common stock were held by the following parties:

Officers/stockholders/consultants (1)..............................................     60,864
Public (1).........................................................................     60,000
                                                                                     ---------
                                                                                       120,864
                                                                                     ---------
                                                                                     ---------

------------------------

(1) Each warrant held by members of management and certain stockholders grant them the right to purchase one share of common stock at various prices between $.30 and $2.00 per share.These warrants have a weighted average exercise price of $.60 per share and a weighted average remaining contractual life of approximately 10 months.


    During fiscal 1996 the Company issued warrants to purchase 60,000 shares of common stock, at prices ranging from $3.00 to $4.25 per share to financial consultants to the Company.The Company did not issue warrants during fiscal 1997.The weighted average exercise price of these warrants is $3.75 per share, with a term that expires in October, 1998.

                                                      ALLIED DEVICES CORPORATION
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(b) Incentive Stock Option Plan

    In October 1993, the Board of Directors adopted an incentive stock option plan.The Plan, as amended on December 11, 1995, allows the Board of Directors to issue options to purchase an aggregate of 1,250,000 shares of the Company's common stock to key employees.

    As of September 30, 1997, the Company had issued options to purchase an aggregate of 1,176,400 shares of the Company's common stock to members of the Company's Board of Directors and employees.The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1996 and 1997; no dividend yield, expected volatility of 46.5%, risk free interest rates of 5.68% to 6.89%, with an expected life of 7.5 years.If compensation cost for the Company's stock option plan had been determined in accordance with SFAS No. 123, net income would have been reduced in 1996 and 1997 by approximately $133,000 and $54,000, respectively, and earnings per share would have been $.15 and $.18, respectively.

8. STOCKHOLDERS' EQUITY (CONTINUED)

The following table summarizes information about stock options outstanding at September 30, 1997:

                                                                  OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                                                       -----------------------------------------  -----------------------
                                                                       WEIGHTED
                                                                        AVERAGE       WEIGHTED                 WEIGHTED
                                                                       REMAINING       AVERAGE                  AVERAGE
                                                         NUMBER       CONTRACTUAL     EXERCISE      NUMBER     EXERCISE
                                                       OUTSTANDING   LIFE (YEARS)       PRICE     EXERCISABLE    PRICE
                                                       -----------  ---------------  -----------  ----------  -----------
Exercise Prices:
$1.00--2.35..........................................     895,000            5.4      $    2.32      895,000   $  2.32
  .35--3.00..........................................      34,600            7.1           2.65       34,600      2.65
 2.00--3.00..........................................     127,400            8.6           2.61      114,900      2.62
  .35--2.44..........................................     119,400            9.4           1.92       86,400      1.74
                                                       -----------           ---          -----   ----------      -----
                                                        1,176,400            6.2      $    2.32    1,130,900   $  2.32
                                                       -----------           ---          -----   ----------       -----
                                                       -----------           ---          -----   ----------       -----

                                                      ALLIED DEVICES CORPORATION
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Changes in qualified and non-qualified options and warrants outstanding are summarized as follows:

                                                          WARRANTS                          OPTIONS
                                                  ------------------------  ---------------------------------------
                                                                                                         WEIGHTED
                                                                                                          AVERAGE
                                                                EXERCISE                  OPTION PRICE   EXERCISE
                                                    SHARES       PRICE         SHARES      PER SHARE       PRICE
                                                  ----------  ------------  ------------  ------------  -----------
Outstanding September 30, 1995..................  1,313,764   $.30--$2.50      939,600    $ .35--$3.00     $2.32
  Granted.......................................     60,000    3.25--4.25      183,000     2.00-- 3.25      2.74
  Cancelled.....................................     (3,350)          .35           --            --
  Exercised.....................................    (80,000)    .35--2.50      (10,000)           1.00      1.00
  Warrants converted to options.................    (15,000)          .70       15,000             .70       .70
  Expired.......................................         --            --      (50,000)    2.00-- 3.25      3.13
                                                  ----------  ------------  ------------  ------------      ----
                                                  ----------  ------------  ------------  ------------      ----

Outstanding September 30, 1996..................  1,275,414   $.30--$4.25    1,077,600    $ .35--$3.00      2.34
  Granted.......................................         --                     92,000     2.25-- 2.44      2.28
  Cancelled.....................................         --                         --
  Exercised.....................................   (414,150)   .35 -- .70       (5,600)           2.25      2.25
  Warrants converted to options.................    (12,400)   .35 -- .70       12,400      .35--  .70       .69
  Expired.......................................   (728,000)         2.50           --
                                                  ----------  ------------  ------------  ------------      ----
Outstanding September 30, 1997..................    120,864                  1,176,400                      2.32
                                                  ----------  ------------  ------------  ------------      ----
                                                  ----------  ------------  ------------  ------------      ----

At September 30, 1997, there were 1,130,900 options exercisable at a weighted average exercise price of $2.32.The weighted average fair value of options granted during fiscal 1996 and 1997 was $1.61 and $1.40, respectively.

                                                      ALLIED DEVICES CORPORATION
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. TAXES ON INCOME

Provisions for income taxes (benefit) on income in the consolidated statement of operations consist of the following:

YEAR ENDED SEPTEMBER 30,                                                   1997        1996
----------------------------------------------------------------------  ----------  ----------
Current:
  Federal.............................................................  $  570,192  $  546,143
  State...............................................................     106,996      46,925
                                                                        ----------  ----------
Total current.........................................................     677,188     593,068
                                                                        ----------  ----------
Deferred:
  Federal.............................................................     (40,574)         --
  State...............................................................      (7,614)         --
                                                                        ----------  ----------
                                                                           (48,188)         --
                                                                        ----------  ----------
Total taxes on income.................................................  $  629,000  $  593,068
                                                                        ----------  ----------
                                                                        ----------  ----------

    Deferred tax (assets) liabilities consist of the following:

YEAR ENDED SEPTEMBER 30,                                                   1997        1996
----------------------------------------------------------------------  ----------  ----------
Tax depreciation in excess of book....................................  $  385,000  $  254,463
Provision for bad debts...............................................     (18,000)    (19,863)
Inventory capitalization..............................................     (23,000)    (19,000)
Provision on note receivable (included in other assets)...............     (38,000)    (34,000)
Investment tax credit carryforward....................................    (187,000)    (15,000)
                                                                        ----------  ----------
Deferred tax liabilities..............................................     119,000     166,600
Valuation allowance...................................................      15,000      15,588
                                                                        ----------  ----------
Net deferred tax liabilities..........................................  $  134,000  $  182,188
                                                                        ----------  ----------
                                                                        ----------  ----------

                                                      ALLIED DEVICES CORPORATION
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The provision for income taxes on income before taxes differs from the amounts computed applying the applicable Federal statutory rates due to the following:

YEAR ENDED SEPTEMBER 30,                                                   1997        1996
----------------------------------------------------------------------  ----------  ----------
Provision for Federal income taxes at the statutory rate..............  $  574,900  $  541,993
Increase (decrease):
  State taxes, net of Federal tax benefit.............................      65,600      30,970
  Other...............................................................     (11,500)     20,105
                                                                        ----------  ----------
Provision for taxes on income.........................................  $  629,000  $  593,068
                                                                        ----------  ----------
                                                                        ----------  ----------

10. CASH FLOWS

YEAR ENDED SEPTEMBER 30,                                                                       1997        1996
------------------------------------------------------------------------------------------  ----------  ----------
Supplemental disclosure of cash flow information
  Cash paid during the year:
    Interest..............................................................................  $  221,265  $  249,168
                                                                                            ----------  ----------
                                                                                            ----------  ----------
    Income taxes..........................................................................  $  637,521  $  551,408
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Supplemental schedule of non-cash investing and financing:
  Equipment acquired under capital lease..................................................  $   --      $  264,637
                                                                                            ----------  ----------
                                                                                            ----------  ----------