Form 10QSB
period 1997-12-31
ALLIED DEVICES CORP
filed 1998-01-27
CIK 869495

                           Form 10-QSB Quarterly Reports

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549
                                    FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended December 31, 1997.

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

Commission file number 0 - 24012


                                ALLIED DEVICES CORPORATION
         -----------------------------------------------------------------
         (Exact name of small business issuer as specified in its charter)

                                       Nevada
                   ---------------------------------------------
          (State or other jurisdiction of incorporation or organization)

                                    13-3087510
           ----------------------------------------------------------
                       (I.R.S. Employer Identification No.)

                     2365 Milburn Avenue, Baldwin, N.Y.  11510
         -----------------------------------------------------------------
                (Address of principal executive offices - Zip code)

Issuer's telephone number, including area code: 516 - 223 - 9100

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X    No
                                    -----     -----

Common Stock, Par Value $.001                       4,609,942
         (CLASS)                     (Shares Outstanding at January 27, 1998)
------------------------------       ----------------------------------------

                                      PART I


                    ALLIED DEVICES CORPORATION AND SUBSIDIARIES


                         CONSOLIDATED FINANCIAL STATEMENTS

                                              Allied Devices Corporation

                                              Consolidated Balance Sheets


                                                                                     DECEMBER 31,   SEPTEMBER 30,
                                                                                         1997           1997
-----------------------------------------------------------------------------------------------------------------
Assets                                                                                  (Unaudited)
Current:
  Cash.............................................................................  $     359,868  $     162,094
  Accounts receivable..............................................................      2,118,126      2,326,179
  Inventories......................................................................      6,391,662      6,402,688
  Prepaid and other................................................................        195,177         67,606
  Deferred income taxes............................................................         41,000         41,000
-----------------------------------------------------------------------------------------------------------------
      Total current................................................................      9,105,833      8,999,567
Property, plant and equipment, net.................................................      1,883,251      1,837,225
Goodwill...........................................................................         83,185         88,664
Other..............................................................................         44,729         51,527
-----------------------------------------------------------------------------------------------------------------
      Total assets.................................................................  $  11,116,998  $  10,976,983
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current:
  Accounts payable.................................................................  $   1,308,158  $   1,186,291
  Taxes payable....................................................................        237,276        145,263
  Accrued expenses.................................................................        266,714        241,781
  Current portion of long term debt and capital lease obligations..................        109,248        118,481
-----------------------------------------------------------------------------------------------------------------
      Total current................................................................      1,921,396      1,691,816
Long term debt and capital lease obligations.......................................      1,736,556      2,084,239
Deferred taxes.....................................................................        175,000        175,000
-----------------------------------------------------------------------------------------------------------------
  Total liabilities................................................................      3,832,952      3,951,055
Stockholders' Equity:
  Capital stock....................................................................          4,610          4,610
  Paid-in capital..................................................................      2,565,559      2,565,559
  Retained earnings................................................................      4,713,877      4,455,759
-----------------------------------------------------------------------------------------------------------------
      Total stockholders' equity...................................................      7,284,046      7,025,928
-----------------------------------------------------------------------------------------------------------------
      Total liabilities and stockholders' equity...................................  $  11,116,998  $  10,976,983
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------

                                              Allied Devices Corporation

                                          Consolidated Statements of Income

FOR THE THREE MONTHS ENDED DECEMBER 31,                                                      1997         1996
------------------------------------------------------------------------------------------------------------------
                                                                                         (Unaudited)   (Unaudited)
Net sales.............................................................................  $  4,382,769  $  3,526,354
Cost of sales.........................................................................     2,961,775     2,386,350
------------------------------------------------------------------------------------------------------------------
    Gross profit......................................................................     1,420,994     1,140,004
Selling, general and administrative expenses..........................................       971,644       882,460
------------------------------------------------------------------------------------------------------------------
    Income from operations............................................................       449,350       257,544
Interest expense (net)................................................................        38,232        46,358
------------------------------------------------------------------------------------------------------------------
    Income before provision for taxes on income.......................................       411,118       211,186
Taxes on income.......................................................................       153,000        78,561
------------------------------------------------------------------------------------------------------------------
Net income............................................................................  $    258,118  $    132,625
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------
Basic earnings per share..............................................................  $       0.06  $       0.03
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------
Basic weighted average number of shares of common stock outstanding...................     4,609,942     4,401,842
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------
Diluted earnings per share............................................................  $        .06  $        .03
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------
Diluted weighted average number of shares of common stock outstanding.................     4,681,448     4,772,941
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------

                                              Allied Devices Corporation

                                         Consolidated Statements of Cash Flows



       FOR THE THREE MONTHS ENDED DECEMBER 31,                                                 1997        1996
------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:                                                             (Unaudited)
  Net income..............................................................................  $  258,118  $  132,625
  Adjustments to reconcile net income to net cash used in operating activities:
      Depreciation and amortization.......................................................     108,892     116,884
      Provision for bad debts.............................................................      --             670
      Reserve for note receivable.........................................................      --          --
      Gain on sale of equipment...........................................................      (2,825)     --
  Decrease (increase) in:
      Accounts receivable.................................................................     208,053     404,873
      Inventories.........................................................................      11,026     (36,125)
      Prepaid expenses and other current assets...........................................    (127,571)   (145,079)
      Other assets........................................................................       3,305       3,919
  Increase (decrease) in:
      Accounts payable....................................................................     121,867    (122,759)
      Taxes payable.......................................................................      92,013      30,434
      Accrued expenses....................................................................      24,933    (124,696)
------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities.................................................     697,811     260,746
------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Capital expenditures....................................................................    (146,121)   (116,915)
  Proceeds from sale of equipment.........................................................       3,000      --
------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities.....................................................    (143,121)   (116,915)
------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Increase (decrease) in bank borrowings..................................................    (325,000)   (106,338)
  Payments of long-term debt and capital lease obligations................................     (31,916)    (28,791)
------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities.....................................................    (356,916)   (135,129)
------------------------------------------------------------------------------------------------------------------
Net increase in cash......................................................................     197,774       8,702
------------------------------------------------------------------------------------------------------------------
Cash, at beginning of period..............................................................     162,094      54,919
------------------------------------------------------------------------------------------------------------------
Cash, end of period.......................................................................  $  359,868  $   63,621
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------

                   Allied Devices Corporation and Subsidiaries


                      Notes to Consolidated Financial Statements
         (Information for December 31, 1997 and 1996 is unaudited)

1. Business    Allied Devices Corporation and subsidiary (the "Company") are engaged primarily in the manufacture and distribution of standard precision mechanical components and a line of screw machine products throughout the United States.

2. Summary of  (a) Basis of presentation/principles of consolidation
   Significant     The accompanying consolidated financial statements include
   Accounting      the accounts of Allied Devices Corporation and its
   Policies        wholly-owned subsidiary.  All significant intercompany
                   accounts and transactions have been eliminated in consolidation.
                   The consolidated financial statements and related notes thereto as of December 31, 1997 and 1996, and for the three months then ended, are unaudited and have been prepared on a basis consistent with the Company's annual financial statements. Such unaudited financial statements include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of such data. Results for the three months ended
                   December 31, 1997 are not necessarily indicative of the results that may be expected for the entire year ending
                   September 30, 1998.
                   For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's
                   Annual Report on Form 10-KSB for the year ended
                   September 30, 1997.
               (b) Inventories
                   Inventories are valued at the lower of cost (last-in, first-out (LIFO) method) or market. For the three months ended December 31, 1997 and 1996, inventory was determined by applying a gross profit method, as opposed to the year ended
                   September 30, 1997, when inventory was determined by a physical count.

                   Allied Devices Corporation and Subsidiaries


                      Notes to Consolidated Financial Statements
         (Information for December 31, 1997 and 1996 is unaudited)


2. Summary of  (c) Depreciation and amortization
   Significant
   Accounting      Property, plant and equipment is stated at cost.
   Policies        Depreciation and amortization of property, plant and
   (Continued)     equipment is computed using the straight-line method over
                   the estimated useful lives of the assets. The estimated useful lives are as follows:

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

               (e) Earnings per share

                   In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

                   Allied Devices Corporation and Subsidiaries


                      Notes to Consolidated Financial Statements
         (Information for December 31, 1997 and 1996 is unaudited)

2. Summary of  (f) Intangible assets
   Significant
   Accounting      The excess of cost over fair value of net assets acquired is
   Policies        being amortized over a period of 20 years.
   (Continued)

               (g) Revenue recognition

                   Sales are recognized upon shipment of products.

               (h) Statement of cash flows

                   For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

3. Inventories  Inventories are summarized as follows:


                                   December 31,          September 30,
                                      1997                   1997
                -------------------------------------------------------
                Raw materials....   $ 315,509              $ 310,260

                Work-in-process..     509,827                514,437

                Finished goods...   6,876,747              6,888,412
                -------------------------------------------------------
                                    7,702,083              7,713,109

                Less: adjustment
                        to LIFO..  (1,310,421)            (1,310,421)
                -------------------------------------------------------
                                  $ 6,391,662            $ 6,402,688
                -------------------------------------------------------
                -------------------------------------------------------

4.   Subsequent
     Events In January 1998, the Company acquired the assets and business of Kay Pneumatic Valves, Inc. for $850,000. This acquisition was funded by a new leasing agreement of $1,000,000. This arrangement is payable over five years at an interest rate of 7.99%.

                      Allied Devices Corporation and Subsidiaries

                         Results of Operations:  Three Months
                      Ended December 31, 1997 Compared with
                       Three Months Ended December 31, 1996:


  Item 2- Results of Operations: three months ended December 31, 1997 compared with three months ended December 31, 1996:


               All statements contained herein that are not historical facts, including but not limited to, statements regarding the Company's current business strategy, the Company's projected sources and uses of cash, and the Company's plans for future development and operations, are based upon current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital to finance the Company's business plans on terms satisfactory to the Company; competitive factors; changes in labor, equipment and capital costs; changes in regulations affecting the Company's business; future acquisitions or strategic partnerships; general business and economic conditions; and factors described from time to time in the reports filed by the Company with the Securities and Exchange Commission. The Company cautions readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Litigation Reform Act of 1995 and are pertinent only as of the date made.

               Net sales for the three months ended December 31, 1997, were $4,383,000 as compared to $3,526,000 in the comparable period of the prior year, an increase of approximately 24.3%. Management attributes this increase principally to the following factors:

               - During most of fiscal 1997, there was a sharp slowdown in the semiconductor equipment sector of the U.S. economy. Sales to this industry in fiscal 1996 were estimated at 20% of the Company's volume, dropping to approximately 3% of overall shipments in fiscal 1997. Solid recovery was evident in the Company's shipments in the fourth quarter of fiscal year 1997, continuing into the first quarter of fiscal 1998. The Company has continued to experience growth in sales to other industries, most notably aerospace instrumentation, medical equipment, robotics and scientific instrumentation.

                    Allied Devices Corporation and Subsidiaries

                              Results of Operations:  Three Months
                         Ended December 31, 1997 Compared with
                           Three Months Ended December 31, 1996:

               - The Company's on-going advertising campaign in certain trade magazines remains focused on the advantages of having Allied Devices as a source, and it appears to be expanding awareness of the Company's products and services in the markets it serves. The rate at which the Company is adding new customers remains healthy and steady. Customer retention appears to be excellent, which management attributes to the success of various innovative approaches to customer service.

               Reported gross margin for the first quarter of fiscal 1998 was 32.42%, as compared to 32.33% for the comparable period of the prior year. Materials expense (as a component of cost of goods sold) increased to approximately 34.5% of net sales during the first quarter of fiscal 1998, from approximately 30.7% in the first quarter of fiscal 1997. While the increased shipping volume resulted in higher levels of spending on factory payroll and overhead during the quarter, such spending decreased as a percentage of net sales, from 37.0% in fiscal 1997 to 33.1% in fiscal 1998. There was one modest price increase instituted during the quarter, the net effect of which is estimated to have increased revenues and profits for the quarter by $25,000. LIFO reserves were unchanged during the period.

               Selling, general and administrative expenses as a percentage of net sales were 22.17% in the first quarter of fiscal 1998 as compared to 25.02% in the comparable period of fiscal 1997. Actual expenditures increased approximately 10% during the quarter, due to increased sales activity, yet expressed as a percentage of sales they decreased.

               Interest expense of $38,000 in the fiscal 1998 period was $8,000 lower than in the first quarter of fiscal 1997. This is primarily the result of lower average levels of indebtedness.

               Provision for income taxes is estimated at 37.2% of pre-tax income for the fiscal 1998 period, as a combination of federal and state taxes.

                   Allied Devices Corporation and Subsidiaries

                      Results of Operations: Three Months
                     Ended December 31, 1997 Compared with
                     Three Months Ended December 31, 1996:



               Liquidity and Financial Resources

               During the first quarter of fiscal 1998, the Company's financial condition remained strong. Operations generated cash of $698,000, which was $198,000 more than was used for capital expenditures ($143,000) and for payment of debt ($357,000 net), resulting in an increase of cash on hand. Working capital decreased by $123,000 to $7,184,000 during the quarter, principally as a result of the following changes in current assets and current liabilities:

               - Accounts receivable decreased by $208,000 as a function of more concerted and consistent collection practices. This decrease was primarily the result of shortening the average collection period from about 48 days at the end of fiscal 1997 to about 43 days at the end of the first quarter of fiscal 1998.

               - Inventories decreased by $11,000 during the quarter. Turns on inventory were 1.9 times during the quarter, as compared to 1.6 times during fiscal 1997. This change in turnover rate is attributable to the increase in shipping volume during the quarter.

               - Prepaid and other current assets increased by $128,000 as the Company recorded (and accrued for) certain annual administrative expenses.

               - Current liabilities, exclusive of current portions of long-term debt and capital lease obligations, increased $239,000 as accounts payable and accrued expenses increased $147,000, and taxes payable increased by $92,000.

               - Current portions of long-term debt and capital lease obligations decreased by $9,000.

               -    Cash balances increased by $198,000.

                   Allied Devices Corporation and Subsidiaries

                      Results of Operations: Three Months
                     Ended December 31, 1997 Compared with
                     Three Months Ended December 31, 1996:




               Net outlay for capital expenditures in the quarter was $143,000 as management continued to add to capacity and to modernize and
               automate its manufacturing processes.   The Company is in the
               process of installing a computer and information management system, which will involve the expenditure of approximately $70,000 in fiscal 1998 and is scheduled for completion in the third quarter of this fiscal year. Management's capital spending plans for the remaining three quarters of fiscal 1998 include additional expenditures of approximately $250,000 for productive equipment and approximately $25,000 for expansion into additional space. Management expects to fund such spending plans out of working capital.

               Management believes that the Company's working capital as now constituted will be adequate for the needs of the on-going core business. Management further believes that, in light of the Company's expansion objectives, the Company's current financial resources will not be adequate to provide for all of the on-going cash needs of the business. In particular, management expects to require additional financing to carry out its acquisition objectives. Subsequent to the end of the first quarter of fiscal 1998, the Company acquired the assets and business of Kay Pneumatic Valves, Inc. The acquisition price of $850,000 was funded through a new lease arrangement of $1,000,000, provided by the Company's bank and secured by the fixed assets of the Company. It is management's intention to complete at least one additional acquisition during fiscal 1998. Success in this part of the Company's growth plan will rely, in large measure, upon success in raising additional debt and/or equity capital. Management believes that it has several sources for such capital and expects that the combination of capital raised and acquisitions completed will produce anti-dilutive results for the Company's existing stockholders. While this is management's intention, there is no guarantee that they will be able to achieve this objective. The Company is not relying on the receipt of any new capital for its existing operations. It is important to note that, absent new capital, the Company will not be in a position to undertake some of the most promising elements of management's plans for expansion. In the event that new capital is raised, management intends to implement its plans and will do so in keeping with its judgment at that time as to how best to deploy such added capital.

                           PART II. OTHER INFORMATION

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: January 27, 1998             ALLIED DEVICES CORPORATION
                                   --------------------------
                                     (Registrant)



                                   By:
                                      --------------------------
                                        M. Hopkinson
                                         Chairman