Form 10QSB
period 1998-03-31
ALLIED DEVICES CORP
filed 1998-05-12
CIK 869495

                          Form 10-QSB Quarterly Reports

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10 - QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998.

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

Commission file number 02 - 24012

                           ALLIED DEVICES CORPORATION
                          ----------------------------
             (Exact name of registrant as specified in its charter)

                                     Nevada
                          ----------------------------
         (State or other jurisdiction of incorporation or organization)

                                   13-3087510
                          ----------------------------
                      (I.R.S. Employer Identification No.)

                    2365 Milburn Avenue, Baldwin, N.Y. 11510
                          ----------------------------
               (Address of principal executive offices - Zip code)

Registrant's telephone number, including area code: 516-223-9100

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                               Yes /X/     No / /

Common Stock, Par Value $.001                   4,629,942

                (CLASS)                 (Shares Outstanding at April 30, 1998)
-----------------------------------     --------------------------------------


                                   PART I

                   ALLIED DEVICES CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                          Allied Devices Corporation

                          Consolidated Balance Sheets


                                                           March 31,          September 30,
                                                             1998                 1997
                                                          -----------         ---------
                                                          (Unaudited)
Assets
Current:
   Cash...........................................        $   239,377         $   162,094
   Accounts receivable............................          2,473,482           2,326,179
   Inventories....................................          7,030,607           6,402,688
   Prepaid and other..............................            190,673              67,606
   Deferred income taxes..........................             41,000              41,000
                                                          -----------         ------------
        Total current..............................         9,975,139           8,999,567

Property, plant and equipment, net.................         2,451,999           1,837,225
Goodwill...........................................            86,761              88,664
Other..............................................            42,231              51,527
                                                          -----------         ------------
        Total assets...............................       $12,556,130         $10,976,983
                                                          -----------         ------------
                                                          -----------         ------------
Liabilities and Stockholders' Equity
Current:
   Accounts payable................................       $ 1,233,830         $ 1,186,291
   Taxes payable...................................            80,349             145,263
   Accrued expenses................................           218,373             241,781
   Current portion of long term debt and
      capital lease obligations....................           311,746             118,481
                                                          -----------         ------------
        Total current..............................         1,844,298           1,691,816

Long term debt and capital lease obligations.......         2,949,660           2,084,239
Deferred taxes.....................................           175,000             175,000
                                                          -----------         ------------
        Total liabilities..........................         4,968,958           3,951,055

Stockholders' Equity:
   Capital stock...................................             4,630               4,610
   Paid-in capital.................................         2,585,539           2,565,559
   Retained earnings...............................         4,997,003           4,455,759
                                                          -----------         ------------


                           Allied Devices Corporation

                           Consolidated Balance Sheets



        Total stockholders' equity.................         7,587,172           7,025,928
                                                          -----------         ------------
        Total liabilities and stockholders'
          equity...................................        $12,556,130        $10,976,983
                                                          -----------         ------------
                                                          -----------         ------------



                 See accompanying notes to financial statements.

                           Allied Devices Corporation

        Consolidated Statements of Income and Retained Earnings

                                                  Quarter Ended                   Six Months Ended
                                                    March 31,                         March 31,
                                            --------------------------      -----------------------------
                                               1998            1997             1998             1997
                                            -----------     -----------      -----------      -----------
                                            (Unaudited)     (Unaudited)      (Unaudited)      (Unaudited)
Net sales..............................      $4,556,993     $4,105,444       $8,939,762       $7,631,798

Cost of sales..........................       2,937,385      2,534,732        5,899,160        4,921,082
        Gross profit...................       1,619,608      1,570,712        3,040,602        2,710,716
Selling, general
   and administrative
   expenses............................       1,136,272      1,079,298        2,107,916        1,961,758
Income from operations.................         483,336        491,414          932,686          748,958
Interest expense (net).................          47,710         57,984           85,942          104,342
Income before taxes
   on income...........................         435,626        433,430          846,744          644,616
Taxes on income........................         152,500        161,236          305,500          239,797
Net income.............................      $  283,126     $  272,194       $  541,244       $  404,819
                                            -----------     -----------      -----------      -----------
                                            -----------     -----------      -----------      -----------
Basic earnings per share...............      $     0.06     $     0.06       $     0.12       $     0.09
                                            -----------     -----------      -----------      -----------
                                            -----------     -----------      -----------      -----------
Basic weighted average
   number of shares
   of common stock
   outstanding.........................       4,619,942      4,406,499        4,614,942        4,404,171
                                            -----------     -----------      -----------      -----------
                                            -----------     -----------      -----------      -----------
Diluted earnings per share.............      $     0.06     $     0.05       $     0.12       $     0.08
                                            -----------     -----------      -----------      -----------
                                            -----------     -----------      -----------      -----------
Diluted weighted average
    number of shares
    of common stock
    outstanding........................       4,705,715       4,976,976        4,698,742        4,974,648
                                            -----------     -----------      -----------      -----------
                                            -----------     -----------      -----------      -----------



                 See accompanying notes to financial statements.

                           Allied Devices Corporation
                                and Subsidiaries

                    Consolidated Statements of Cash Flows

                                                               Six Months Ended March 31,
                                                            -----------------------------
                                                               1998               1997
                                                            -----------        ----------
                                                            (Unaudited)        (Unaudited)
Cash flows from operating activities:
   Net income.............................................. $    541,244        $ 404,819

      Adjustments to reconcile net income to net cash
        used in operating activities:
      Depreciation and amortization........................      236,289          237,201
      Provision for bad debts..............................           --              247
      Gain on equipment sale...............................       (2,825)              --

      Decrease (increase) in:
        Accounts receivable ...............................      (55,596)        (182,516)
        Inventories........................................     (234,233)         (14,955)
        Prepaid expenses and other.........................
        current assets.....................................     (123,067)         (88,974)
        Other assets.......................................        2,310           11,146

      Increase (decrease) in:
        Accounts payable..................................      (33,842)         (149,519)
        Taxes payable.....................................      (64,914)          (19,884)
        Accrued expenses and other........................
        current liabilities...............................      (23,408)         (139,739)
        Net cash provided by (used in)
          operating activities............................      241,958            57,826

Cash flows from investing activities:
   Capital expenditures...................................     (164,361)         (202,941)
   Proceeds from sale of equipment........................        3,000                --
   Acquisition of Kay Pneumatic Valves....................     (850,000)               --
        Net cash used in investing activities.............   (1,011,361)         (202,941)

Cash flows from financing activities:
   Increase (decrease) in bank borrowings.................      (75,000)          283,662
   Increase in term debt..................................    1,000,000                --
   Payments of principal and accrued
      interest on long-term debt and
      capital lease obligations...........................      (98,314)          (58,277)
   Proceeds from sale of common stock.....................       20,000            68,731
        Net cash provided by (used in) financing
          activities......................................      846,686           294,116
Net increase (decrease) in cash...........................       77,283           149,001
Cash, at beginning of period..............................      162,094            54,919
Cash, at end of period....................................  $   239,377         $ 203,920
                                                            -----------        ----------
                                                            -----------        ----------


                 See accompanying notes to financial statements.

                           Allied Devices Corporation
                                and Subsidiaries

                     Notes to Consolidated Financial Statements
                (Information for March 31, 1998 and 1997 is Unaudited)

------------------------------------------------------------------------------

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

2.  Summary of                         (a) Basis of presentation/principles and
    Significant                            consolidation
    Accounting Policies
------------------------------------------------------------------------------

                                        The accompanying consolidated financial
                                        statements include the accounts of
                                        Allied Devices Corporation and its
                                        wholly-owned subsidiary. All significant
                                        intercompany accounts and transactions
                                        have been eliminated in consolidation.
------------------------------------------------------------------------------
                                        The consolidated financial statements
                                        and related notes thereto as of March
                                        31, 1998 and 1997, and for the three and
                                        six months then ended, are unaudited and
                                        have been prepared on a basis consistent
                                        with the Company's annual financial
                                        statements. Such unaudited financial
                                        statements include all adjustments
                                        (consisting of normal recurring
                                        adjustments) that the Company considers
                                        necessary for a fair presentation of
                                        such data. Results for the three and six
                                        month periods ended March 31, 1998 are
                                        not necessarily indicative of the
                                        results that may be expected for the
                                        entire year ending September 30, 1998.
------------------------------------------------------------------------------
                                        For further information, refer to the
                                        consolidated financial statements and
                                        footnotes thereto included in the
                                        Company's Annual Report on Form 10-KSB
                                        for the year ended September 30, 1997.
------------------------------------------------------------------------------
                                        (b) Inventories
------------------------------------------------------------------------------
                                        Inventories are valued at the lower
                                        of cost (last-in, first-out (LIFO)
                                        method) or market. For the three
                                        and six months ended March 31, 1998 and
                                        1997, inventory was determined by
                                        applying a gross profit method, as
                                        opposed to the year ended September 30,
                                        1997, when inventory was determined by a
                                        physical count.
------------------------------------------------------------------------------
2.  Summary of                         (c) Depreciation and amortization
    Significant
    Accounting Policies (continued)
------------------------------------------------------------------------------
                                        Property, plant and equipment is stated
                                        at cost. Depreciation and amortization
                                        of property, plant and equipment is
                                        computed using the straight-line method
                                        over the estimated useful lives of the
                                        assets. The estimated useful lives are
                                        as follows:
------------------------------------------------------------------------------

        Buildings and improvements......................  30 years

        Machinery and equipment.........................  10 years

                           Allied Devices Corporation
                                and Subsidiaries

------------------------------------------------------------------------------



        Furniture, fixtures and
        office equipment                                             5 - 7 years

        Tools, molds and dies                                        8 years

        Leasehold improvements                                       Lease term

-------------------------------------------------------------------------------
                                        (d)     Income taxes
-------------------------------------------------------------------------------
                                        The Company and its subsidiary file a
                                        consolidated federal income tax return
                                        and separate state income tax returns.
                                        The Company follows the liability method
                                        of accounting for income taxes.
-------------------------------------------------------------------------------
                                        (e)     Earnings per share
-------------------------------------------------------------------------------
                                        In 1997, the Financial Accounting
                                        Standards Board issued Statement of
                                        Financial Accounting Standards No. 128
                                        Earnings per Share. Statement 128
                                        replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

-------------------------------------------------------------------------------
       2.Summary of                     (f)     Intangible assets
         Significant
         Accounting
         Policies
         (continued)
-------------------------------------------------------------------------------
                                        The excess of cost over fair value of
                                        net assets acquired is being amortized
                                        over a period of 20 years.
-------------------------------------------------------------------------------
                                        (g)     Revenue recognition
-------------------------------------------------------------------------------
                                        Sales are recognized upon shipment of
                                        products.
-------------------------------------------------------------------------------
                                        (h)     Statement of cash flows
-------------------------------------------------------------------------------
                                        For purposes of the statements of cash
                                        flows, the Company considers all highly
                                        liquid debt instruments purchased with a
                                        maturity of three months or less to be
                                        cash equivalents.
-------------------------------------------------------------------------------
       3.Inventories                    Inventories are summarized as follows:
-------------------------------------------------------------------------------

                                      March 31,          September 30,
                                           1998                   1997
                                      ---------          -------------

Raw materials                        $   359,785          $   310,260
Work-in-process                          544,487              514,437
Finished goods                         7,461,756            6,888,412
                                       8,366,028            7,713,109
Less: adjustment to LIFO              (1,335,421)          (1,310,421)
                                     -----------          -----------
                                     -----------          -----------
                                     $ 7,030,607          $ 6,402,688


                           Allied Devices Corporation
                                and Subsidiaries

             Results of Operations: Six months ended March 31, 1998
                      compared with six months ended march 31, 1997

------------------------------------------------------------------------------

         Item 2 - Results of Operations: Six months ended March 31, 1998 compared with six months ended March 31, 1997:
------------------------------------------------------------------------------
                                        All statements contained herein that
                                        are not historical facts, including,
                                        but not limited to, statements
                                        regarding the Company's current
                                        business strategy, the Company's
                                        projected sources and uses of cash,
                                        and the Company's plans for future
                                        development and operations, are based
                                        upon current expectations. These
                                        statements are forward-looking in
                                        nature and involve a number of risks
                                        and uncertainties. Actual results may
                                        differ materially. Among the factors
                                        that could cause actual results to
                                        differ materially are the following:
                                        the availability of sufficient
                                        capital to finance the Company's
                                        business plans on terms satisfactory
                                        to the Company; competitive factors;
                                        changes in labor, equipment and
                                        capital costs; changes in regulations
                                        affecting the Company's business;
                                        future acquisitions or strategic
                                        partnerships; general business and
                                        economic conditions; and factors
                                        described from time to time in the
                                        Company's reports filed with the
                                        Securities and Exchange Commission.
                                        The Company wishes to caution readers
                                        not to place undue reliance on any
                                        such forward-looking statements,
                                        which statements are made pursuant to
                                        the Private Litigation Reform Act of
                                        1995 and, as a result, are pertinent
                                        only as of the date made.
------------------------------------------------------------------------------
                                        Net sales for the quarter and six
                                        months ended March 31, 1998 were
                                        $4,557,000 and $8,940,000,
                                        respectively, as compared to
                                        $4,105,000 and $7,632,000 in the
                                        comparable periods of the prior year,
                                        increases of approximately 11.0% and
                                        17.1%. Management attributes these
                                        increases principally to the
                                        following factors:
------------------------------------------------------------------------------
                                        - During the first three quarters of
                                        fiscal 1997, there was a sharp
                                        slowdown in the semiconductor
                                        equipment sector of the U.S. economy.
                                        Sales to this industry in fiscal 1996
                                        were estimated at 20% of the
                                        Company's volume, dropping to
                                        approximately 3% of overall shipments
                                        in fiscal 1997. Solid recovery was
                                        evident in the Company's shipments in
                                        the fourth quarter of fiscal year
                                        1997, continuing into the first six
                                        months of fiscal 1998. The Company
                                        has continued to experience growth in
                                        sales to other industries, most
                                        notably aerospace instrumentation,
                                        medical equipment, robotic and
                                        scientific instrumentation.
------------------------------------------------------------------------------
                                        - The Company's on-going advertising
                                        campaign in certain trade magazines
                                        remains focused on the advantage of
                                        having Allied Devices as a source,
                                        and it appears to be expanding
                                        awareness of the Company's products
                                        and services in the markets it serves.
------------------------------------------------------------------------------
                                        In January, 1998, the Company
                                        acquired Kay Pneumatic Valves, Inc.
------------------------------------------------------------------------------
                                       9

                           Allied Devices Corporation
                                and Subsidiaries

             Results of Operations: Six months ended March 31, 1998
                      compared with six months ended march 31, 1997

------------------------------------------------------------------------------
                                        ("Kay"), a small manufacturer of
                                        directional control valves. This
                                        business was relocated and integrated
                                        into the Company's Astro Instrument
                                        division, with modest impact on Kay's
                                        shipping rates during the transition
                                        in ownership. Sales for this
                                        operation during the quarter amounted
                                        to approximately $179,000.
------------------------------------------------------------------------------
                                        The Company continues to add new
                                        customers at a healthy and steady rate.
                                        Customer retention appears to be
                                        excellent, which management attributes
                                        to its innovative and market oriented
                                        approaches to customer service.
------------------------------------------------------------------------------
                                        Reported gross margins for the second
                                        quarter and six months of fiscal 1998
                                        were 35.54% and 34.01%, respectively,
                                        as compared to 38.26% and 35.52% for
                                        the comparable periods in the prior
                                        year. Materials expense (as a
                                        component of cost of goods sold)
                                        increased to approximately 33.6% of
                                        net sales during the first six months
                                        of fiscal 1998, from approximately
                                        32.0% in the first six months of
                                        fiscal 1997. While increased shipping
                                        volume and the acquisition of Kay
                                        prompted higher levels of spending on
                                        factory payroll and overhead during
                                        the quarter and six months, such
                                        spending decreased slightly as a
                                        percentage of net sales, from 32.5%
                                        in fiscal 1997 to 32.4% in fiscal
                                        1998. Prices of the Company's catalog
                                        products were increased modestly
                                        during the first quarter of fiscal
                                        1998, the net effect of which is
                                        estimated to have increased revenues
                                        and profits for the six months by
                                        $48,000. LIFO reserves were increased
                                        by $25,000 during the second quarter.
------------------------------------------------------------------------------
                                        Selling, general and administrative
                                        expenses as a percentage of net sales
                                        were 24.93% and 23.58%, respectively, in
                                        the second quarter and six months of
                                        fiscal 1998, as compared to 26.29% and
                                        25.71% in the comparable periods of
                                        fiscal 1997. Actual expenditures during
                                        the quarter and six months of fiscal
                                        1998 increased when compared to fiscal
                                        1997, yet expressed as a percentage of
                                        sales they decreased. The increase in
                                        actual expenses was a product of higher
                                        spending on sales and marketing and
                                        costs attendant to the acquisition of
                                        Kay.
------------------------------------------------------------------------------
                                        Interest expense during the second
                                        quarter and six months of fiscal 1998
                                        was $48,000 and $86,000, respectively,
                                        approximately 18% lower than in the
                                        comparable periods of fiscal 1997. This
                                        is primarily the result of lower average
                                        levels of indebtedness.
------------------------------------------------------------------------------
                                        Provision for income taxes is estimated
                                        at 36.1% of pre-tax income for the
                                        fiscal 1998 period, as a combination of
                                        federal and state taxes.
------------------------------------------------------------------------------
                                        Liquidity and Financial Resources
------------------------------------------------------------------------------

                                        During the first six months of fiscal
                                        1998, the Company's financial condition
                                        remained solid. Operations generated
                                        cash of $242,000, and
------------------------------------------------------------------------------

                           Allied Devices Corporation
                                and Subsidiaries

             Results of Operations: Six months ended March 31, 1998
                      compared with six months ended march 31, 1997
------------------------------------------------------------------------------
                                        financing activities generated cash of
                                        $846,000. Capital expenditures used
                                        $161,000 (net), the acquisition of Kay
                                        used $850,000, and cash on hand
                                        increased by $77,000. Working capital
                                        increased by $823,000 to $8,131,000
                                        during the six months, principally as a
                                        result of the following changes in
                                        current assets and current liabilities:
------------------------------------------------------------------------------
                                        - Accounts receivable increased by
                                        $147,000, principally as the result of
                                        two factors: (1) the average collection
                                        period was about 48 days, as it was at
                                        the end of fiscal 1997, but increased
                                        volume of shipments raised receivables
                                        $56,000; and (2) the acquisition of Kay
                                        added $91,000 to receivables.
------------------------------------------------------------------------------
                                        - Inventories increased by $628,000
                                        during the six month period. Of this
                                        amount, $394,000 was acquired with Kay.
                                        The remaining $234,000 represents a 3.7%
                                        increase in inventory of catalog
                                        products on an 11% increase in shipping
                                        volume. Turns on inventory were 1.8
                                        times during the six months, as compared
                                        to 1.6 times during fiscal 1997. This
                                        change in turnover rate is attributable
                                        to increased shipping volume during the
                                        quarter.
------------------------------------------------------------------------------
                                        - Prepaid and other current assets
                                        increased by $123,000 as the Company
                                        recorded (and accrued for) certain
                                        annual administrative expenses.
------------------------------------------------------------------------------
                                        - Current liabilities, exclusive of
                                        current portions of long-term debt and
                                        capital lease obligations, decreased
                                        $41,000 as accounts payable and accrued
                                        expenses increased $24,000 and taxes
                                        payable decreased $65,000.
------------------------------------------------------------------------------
                                        - Current portions of long-term debt and
                                        capital lease obligations increased by
                                        $193,000.
------------------------------------------------------------------------------
                                        - Cash balances increased by $77,000.
------------------------------------------------------------------------------
                                        Net capital expenditures in the six
                                        month period were $161,000 ($393,000
                                        including capital lease acquisitions) as
                                        management continued to add to capacity
                                        and modernize and automate its
                                        manufacturing processes. The Company is
                                        in the process of installing a computer
                                        and information management system, which
                                        will involve the expenditure of
                                        approximately $100,000 in fiscal 1998
                                        and is scheduled for completion in the
                                        third quarter of this fiscal year.
                                        Management's capital spending plans for
                                        the remaining two quarters of fiscal
                                        1998 include additional expenditures of
                                        approximately $100,000 for productive
                                        equipment. Management expects to fund
                                        such spending plans out of working
                                        capital.
------------------------------------------------------------------------------
                                        During the second quarter, the Company
                                        acquired Kay Pneumatic Valves, Inc. for
                                        $850,000 in cash. Additional
                                        expenditures attendant to this
                                        acquisition amounted to approximately
                                        $110,000, including legal
------------------------------------------------------------------------------
                                       11

                           Allied Devices Corporation
                                and Subsidiaries

             Results of Operations: Six months ended March 31, 1998
                      compared with six months ended march 31, 1997
------------------------------------------------------------------------------

                                        fees, moving expenses, space
                                        preparation, additions to tooling and
                                        inventories, training costs, and
                                        certain marketing expenses. The
                                        acquisition price was funded through
                                        new term debt of $1,000,000, provided
                                        by the Company's bank and secured by
                                        the fixed assets of the Company.
------------------------------------------------------------------------------
                                        One week after the end of the second
                                        quarter, a fire destroyed the
                                        Company's central data processing
                                        equipment and caused extensive heat,
                                        smoke and water damage throughout the
                                        administrative offices at the
                                        Company's headquarters in Baldwin,
                                        NY. During the succeeding three
                                        weeks, the Company set up temporary
                                        quarters nearby and replaced its
                                        computer system with only partial
                                        loss of data. While manufacturing
                                        operations were barely impacted at
                                        all, order processing and shipping
                                        were heavily disrupted for a few
                                        days. Responsiveness to customer
                                        requirements has been slow while data
                                        recovery has been carried out. The
                                        net effect has been the deferral or
                                        loss of an estimated $300,000 in
                                        shipments. The Company expects to
                                        recover the financial impact of this
                                        disruption from it's business
                                        interruption insurance. Management
                                        further expects demolition and
                                        restoration of the affected space to
                                        take 6 weeks to complete, involving
                                        the expenditure of approximately
                                        $325,000. While the Company expects
                                        insurance proceeds to reimburse most
                                        (if not all) of these expenditures,
                                        the extent of such reimbursement
                                        remains to be determined.
------------------------------------------------------------------------------
                                        Management believes that the
                                        Company's working capital as now
                                        constituted will be adequate for the
                                        needs of the on-going core business.
                                        Management further believes that, in
                                        light of the Company's expansion
                                        objectives, the Company's current
                                        financial resources will not be
                                        adequate to provide for all of the
                                        on-going cash needs of the business.
                                        In particular, management expects to
                                        require additional financing to carry
                                        out its acquisition objectives. It is
                                        management's intention to complete at
                                        least one additional acquisition
                                        during fiscal 1998. Success in this
                                        part of the Company's growth plan
                                        will rely, in large measure, upon
                                        success in raising additional debt
                                        and/or equity capital. Management
                                        believes that it has several sources
                                        for such capital and expects that the
                                        combination of capital raised and
                                        acquisitions completed will produce
                                        anti-dilutive results for the
                                        Company's existing stockholders.
                                        While this is management's intention,
                                        there is no guarantee that they will
                                        be able to achieve this objective.
                                        The Company is not relying on the
                                        receipt of any new capital for its
                                        existing operations. It is important
                                        to note that, absent new capital, the
                                        Company will not be in a position to
                                        undertake some of the most promising
                                        elements of management's plans for
                                        expansion. In the
------------------------------------------------------------------------------

                           Allied Devices Corporation
                                and Subsidiaries

             Results of Operations: Six months ended March 31, 1998
                      compared with six months ended march 31, 1997

------------------------------------------------------------------------------
                                        event that new capital is raised,
                                        management intends to implement its
                                        plans and will do so in keeping with its
                                        judgment at that time as to how best to
                                        deploy such added capital.
------------------------------------------------------------------------------
                                       13

                           Allied Devices Corporation
                                and Subsidiaries

               Other Information Six months ended March 31, 1998

------------------------------------------------------------------------------
                                        PART II.  OTHER INFORMATION
------------------------------------------------------------------------------
         Item 3 -                       Submission of Matters to a Vote of
                                        Security Holders
------------------------------------------------------------------------------
                                        On March 31, 1998, the Company held its
                                        1998 Annual Meeting of Stockholders. At
                                        the Annual Meeting, the following
                                        matters were submitted to a vote of
                                        stockholders.
------------------------------------------------------------------------------
                                        1.      The following five individuals,
                                                constituting the full Board of
                                                Directors of the Company, were
                                                nominated and elected to serve
                                                as directors of the Company.
------------------------------------------------------------------------------

        Mark Hopkinson......................  FOR:          2,783,873

                                          WITHHOLD
                                        AUTHORITY:             11,040

        P.K. Bartow.........................  FOR:          2,783,873

                                          WITHHOLD
                                        AUTHORITY:             11,040

        Salvator Baldi......................  FOR:          2,783,873

                                          WITHHOLD
                                        AUTHORITY:             11,040

        Christopher T. Linen................  FOR:          2,783,873

                                          WITHHOLD
                                        AUTHORITY:             11,040

        Michael Michaelson..................  FOR:          2,783,873

                                          WITHHOLD
                                        AUTHORITY:             11,040

------------------------------------------------------------------------------
                              2.        The holders of 2,788,163 shares of
                                        common stock voted in favor, the holders
                                        of 6,450 shares of common stock voted
                                        against, and the holders of 300 shares
                                        of common stock abstained with respect
                                        to the ratification of the selection of
                                        BDO Seidman, LLP, independent certified
                                        public accountants, to serve as
                                        independent accountants of the Company
                                        for the fiscal year ending September 30,
                                        1998.
------------------------------------------------------------------------------
                     PART II. OTHER INFORMATION (Continued)
------------------------------------------------------------------------------
                              3. The holders of 2,457,763 shares voted in favor of, the holders of
------------------------------------------------------------------------------

                           Allied Devices Corporation
                                and Subsidiaries

               Other Information Six months ended March 31, 1998

------------------------------------------------------------------------------
                                        319,700 shares voted against and the
                                        holders of 300 shares abstained with
                                        respect to the adoption of the
                                        following:

                                        That the Company's 1993 Stock Option
                                        Plan be, and it hereby is, amended to
                                        increase from 1,250,000 to 1,500,000 the
                                        number of shares of Common Stock
                                        available for options under the Plan by
                                        deleting the first sentence of Section 3
                                        and substituting in place thereof the
                                        following sentence: "There shall be
                                        available for options under the Plan a
                                        total of 1,500,000 shares of Stock,
                                        subject to any adjustments which may be
                                        made pursuant to Section 5(f) thereof."
------------------------------------------------------------------------------
                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 1998                    ALLIED DEVICES CORPORATION
------------------                    --------------------------
                                             (Registrant)

                                      By:_______________________
                                         M. Hopkinson
                                         Chairman