Form 10QSB
period 1998-06-30
ALLIED DEVICES CORP
filed 1998-08-12
CIK 869495

                          FORM 10-QSB QUARTERLY REPORTS

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10 - QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1998.
                              ---------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 02-24012

                          ALLIED DEVICES CORPORATION
      ---------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                                    Nevada
      ---------------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)


                                  13-3087510
      ---------------------------------------------------------------------
                      (I.R.S. Employer Identification No.)


                   2365 MILBURN AVENUE, BALDWIN, N.Y. 11510
      ---------------------------------------------------------------------
              (Address of principal executive offices - Zip code)

     Registrant's telephone number, including area code: 516 - 223 - 9100

     Check whether the issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months ( or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X      No
                                    -----      -----

      Common Stock, Par Value $.001                     4,679,942
               (CLASS)                     (SHARES OUTSTANDING AT JULY 31, 1998)
  -------------------------------------    -------------------------------------

                                    PART I


                   ALLIED DEVICES CORPORATION AND SUBSIDIARIES


                         CONSOLIDATED FINANCIAL STATEMENTS


                                                         ALLIED DEVICES CORPORATION


                                                        CONSOLIDATED BALANCE SHEETS
=======================================================================================================
                                                                         JUNE 30,        September 30,
                                                                          1998               1997
-------------------------------------------------------------------------------------------------------
ASSETS                                                                 (UNAUDITED)
CURRENT:
   Cash                                                                $    190,323      $   162,094
   Accounts receivable                                                    2,318,317        2,326,179
   Inventories                                                            7,200,885        6,402,688
   Prepaid and other                                                        514,024           67,606
   Deferred income taxes                                                     41,000           41,000
-------------------------------------------------------------------------------------------------------
        TOTAL CURRENT                                                    10,264,549        8,999,567
PROPERTY, PLANT AND EQUIPMENT, NET                                        2,477,039        1,837,225
GOODWILL                                                                     81,128           88,664
OTHER                                                                        50,605           51,527
-------------------------------------------------------------------------------------------------------
        Total assets                                                     12,873,321      $10,976,983
=======================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT:
   Accounts payable                                                       1,173,801      $ 1,186,291
   Taxes payable                                                             76,133          145,263
   Accrued expenses                                                         138,321          241,781
   Current portion of long term debt and capital lease obligations          307,973          118,481
-------------------------------------------------------------------------------------------------------
        TOTAL CURRENT                                                     1,696,228        1,691,816
LONG TERM DEBT AND CAPITAL LEASE OBLIGATIONS                              3,120,276        2,084,239
DEFERRED TAXES                                                              175,000          175,000
-------------------------------------------------------------------------------------------------------
   TOTAL LIABILITIES                                                      4,991,504        3,951,055
STOCKHOLDERS' EQUITY:
   Capital stock                                                              4,698            4,610
   Paid-in capital                                                        2,636,471        2,565,559
   Retained earnings                                                      5,240,648        4,455,759
-------------------------------------------------------------------------------------------------------
        TOTAL STOCKHOLDERS' EQUITY                                        7,881,817        7,025,928
-------------------------------------------------------------------------------------------------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       12,873,321      $10,976,983
=======================================================================================================
                                                        See accompanying notes to financial statements.


                                                                                    ALLIED DEVICES CORPORATION
                                                                                              AND SUBSIDIARIES


                                                                             CONSOLIDATED STATEMENTS OF INCOME
                                                                                         AND RETAINED EARNINGS
=================================================================================================================================
                                                           QUARTER ENDED                             Nine Months Ended
                                                             JUNE 30,                                     June 30,
                                               --------------------------------------       -------------------------------------
                                                            1998                1997                     1998               1997
                                               --------------------------------------       -------------------------------------
                                                     (UNAUDITED)         (Unaudited)              (UNAUDITED)        (Unaudited)
NET SALES                                             $4,226,230          $4,327,567              $13,165,992        $11,959,365
COST OF SALES                                          2,896,717           2,792,558                8,795,877          7,711,439
---------------------------------------------------------------------------------------------------------------------------------

     GROSS PROFIT                                      1,329,513           1,535,009                4,370,115          4,247,926

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES             881,905           1,042,962                2,989,821          3,006,921
---------------------------------------------------------------------------------------------------------------------------------

INCOME FROM OPERATIONS                                   447,608             492,047                1,380,294          1,241,005

INTEREST EXPENSE (NET)                                    64,119              56,940                  150,061            161,282
---------------------------------------------------------------------------------------------------------------------------------

INCOME BEFORE TAXES ON INCOME                            383,489             435,107                1,230,233          1,079,723

TAXES ON INCOME                                          139,844             161,860                  445,344            401,657
---------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                              $243,645            $273,247                 $784,889           $678,066
=================================================================================================================================

BASIC EARNINGS PER SHARE                                    0.05                0.06                     0.17               0.15
=================================================================================================================================

BASIC WEIGHTED AVERAGE NUMBER OF
SHARES OF COMMON STOCK OUTSTANDING                     4,669,525           4,416,015                4,634,850          4,416,015
=================================================================================================================================

DILUTED EARNINGS PER SHARE                                 $0.05               $0.06                    $0.17              $0.14
=================================================================================================================================

DILUTED WEIGHTED AVERAGE NUMBER OF
SHARES OF COMMON STOCK OUTSTANDING                     4,741,435           4,747,966                4,697,550          4,692,025
=================================================================================================================================
                                                                                  See accompanying notes to financial statements.

                                                                   ALLIED DEVICES CORPORATION
                                                                             AND SUBSIDIARIES


                                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
================================================================================================

                                                                   NINE MONTHS ENDED JUNE 30,
                                                                 -------------------------------
                                                                          1998              1997
------------------------------------------------------------------------------------------------
                                                                  (UNAUDITED)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                     $    784,889    $    678,066
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization                                     359,094         361,253
    Provision for bad debts                                                 0              65
    Reserve for notes                                                   3,750               0
    Gain on equipment sale                                             (5,825)        (13,970)
    Decrease (increase) in:
      Accounts receivable                                              99,569        (201,840)
      Inventories                                                    (404,511)        (91,967)
      Prepaid expenses and other current assets                      (368,579)        (40,325)
      Other assets                                                    (13,306)         17,837
    Increase (decrease) in:
      Accounts payable                                                (93,871)        (58,365)
      Taxes payable                                                   (69,130)        (18,131)
      Accrued expenses and other current liabilities                 (103,460)       (141,449)
------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES             188,620         491,174
------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                               (381,920)       (261,902)
  Proceeds from sale of equipment                                       7,000          19,750
  Acquisition of Kay Pneumatic Valves                                (850,000)              0
------------------------------------------------------------------------------------------------
      NET CASH USED IN INVESTING ACTIVITIES                        (1,224,920)       (242,152)
------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in bank borrowings                              175,000        (116,338)
  Increase in term debt                                             1,000,000               0
  Payments of principal and accrued interest on long-term debt
    and capital lease obligations                                    (181,471)        (87,441)
  Proceeds from sale of common stock                                   71,000          88,081
------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           1,064,529        (115,698)
------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                                        28,229         133,324
------------------------------------------------------------------------------------------------
CASH, AT BEGINNING OF PERIOD                                          162,094          54,919
------------------------------------------------------------------------------------------------
CASH, AT END OF PERIOD                                                190,323         188,243
================================================================================================
                                                 See accompanying notes to financial statements.

                                                      ALLIED DEVICES CORPORATION
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    (INFORMATION FOR JUNE 30, 1998 IS UNAUDITED)
================================================================================

1.  BUSINESS                   Allied Devices Corporation and subsidiary (the
                               "Company") are engaged primarily in the
                               manufacture and distribution of standard precision mechanical components and a line of screw machine products throughout the United
                               States.

2.  SUMMARY OF             (a) BASIS OF PRESENTATION/PRINCIPLES AND
    SIGNIFICANT                CONSOLIDATION
    ACCOUNTING POLICIES
                               The accompanying consolidated financial
                               statements include the accounts of Allied
                               Devices Corporation and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

                               The consolidated financial statements and related notes thereto as of June 30, 1998 and 1997, and for the three and nine months then ended, are unaudited and have been prepared on a basis consistent with the Company's annual financial statements. Such unaudited financial statements include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of such data. Results for the three and nine month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the entire year ending September 30, 1998.

                               For further information, refer to the
                               consolidated financial statements and
                               footnotes thereto included in the Company's
                               Annual Report on Form 10-KSB for the year ended September 30, 1997.

                           (b) INVENTORIES

                               Inventories are valued at the lower of cost
                               (last-in, first-out (LIFO) method) or market. For the three and nine months ended June 30, 1998 and 1997, inventory was determined by applying a gross profit method, as opposed to the year ended September 30, 1997, when inventory was determined by a physical count.

                                                      ALLIED DEVICES CORPORATION
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    (INFORMATION FOR JUNE 30, 1998 IS UNAUDITED)
================================================================================

2. SUMMARY OF SIGNIFICANT  (c) DEPRECIATION AND AMORTIZATION
   ACCOUNTING POLICIES
   (CONTINUED)                 Property, plant and equipment is stated at
                               cost. Depreciation and amortization of
                               property, plant and equipment is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

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

                                                      ALLIED DEVICES CORPORATION
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    (INFORMATION FOR JUNE 30, 1998 IS UNAUDITED)
================================================================================

2. SUMMARY OF SIGNIFICANT  (f) INTANGIBLE ASSETS
   ACCOUNTING POLICIES
   (CONTINUED)                 The excess of cost over fair value of net assets
                               acquired is being amortized over a period of 20 years.

                           (g) REVENUE RECOGNITION

                               Sales are recognized upon shipment of products.

                           (h) STATEMENT OF CASH FLOWS

                               For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

3. INVENTORIES             Inventories are summarized as follows:

                                                     JUNE 30,     September 30,
                                                       1998           1997
                           ----------------------------------------------------
                           Raw materials            $   386,720    $   310,260
                           Work-in-process              537,158        514,437
                           Finished goods             7,627,928      6,888,412
                           ----------------------------------------------------
                                                      8,551,806      7,713,109
                           Less: adjustment to LIFO  (1,350,921)    (1,310,421)
                           ----------------------------------------------------
                                                    $ 7,200,885    $ 6,402,688
                           ====================================================

                                                      ALLIED DEVICES CORPORATION
                                                                AND SUBSIDIARIES

                          RESULTS OF OPERATIONS: NINE MONTHS ENDED JUNE 30, 1998
                                   COMPARED WITH NINE MONTHS ENDED JUNE 30, 1997
================================================================================

ITEM 2 - RESULTS OF OPERATIONS: NINE MONTHS ENDED JUNE 30, 1998 COMPARED WITH NINE MONTHS ENDED JUNE 30, 1997:

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

              Net sales for the quarter and nine months ended June 30, 1998, were $4,226,200 and $13,166,000, respectively, as compared to $4,328,000 and $11,959,000 in the comparable periods of the prior year, a decrease of 2.3% for the quarter and an increase of 10.0% for the nine month period. Management attributes these increases principally to the following factors:

                   During the first three quarters of fiscal 1997, there was a sharp slowdown in the semiconductor equipment sector of the U.S. economy. Sales to this industry in fiscal 1996 were estimated at 20% of the Company's volume, dropping to approximately 3% of overall shipments in fiscal 1997. Solid recovery was evident in the Company's shipments in the fourth quarter of fiscal year 1997, continuing into the first six months of fiscal 1998 and flattening in the third quarter as economic events in Asia began to impact capital goods manufacturers in the United States. In June, 1998, most of the Company's customers in the semiconductor equipment industry rescheduled deliveries to delay shipments by as much as nine months.

                                                      ALLIED DEVICES CORPORATION
                                                                AND SUBSIDIARIES

                          RESULTS OF OPERATIONS: NINE MONTHS ENDED JUNE 30, 1998
                                   COMPARED WITH NINE MONTHS ENDED JUNE 30, 1997
================================================================================

                   During the first three quarters of fiscal 1998, the Company continued to experience growth in sales to other industries, most notably aerospace instrumentation, medical equipment, robotics and scientific instrumentation. Trends in the early part of the fourth quarter of fiscal 1998 indicate a general economic slowdown, and management is projecting that fourth quarter shipments will be approximately equal to fourth quarter shipments in fiscal 1997.

                   In January, 1998, the Company acquired Kay Pneumatic Valves, Inc. ("Kay"), a small manufacturer of directional control valves. This business was relocated and integrated into the Company's Astro Instrument division, with modest impact on shipping rates during the transition in ownership. Sales for this operation during the five months since its acquisition have amounted to approximately $421,000, reflecting a modest improvement over shipping rates prior to its acquisition despite the disruptions inherent in moving, training of a new work force, and start-up of a new product line for the Company.

                   On the night of April 8, 1998, a fire broke out at the Company's headquarters in Baldwin, New York, destroying all of the Company's central computer and data communications equipment, ravaging its accounting and administrative offices, and destroying most of its hard copy sales, purchasing and accounting records. At the time of the fire, the Company was in the process of transferring to a new computer system, with shop floor work order records and general accounting being the only parts of the system that had been fully transferred. Effectively, all of the Company's records of sales orders, inventory, cost history, scheduling and production control, material usage, purchase orders, and details of accounts receivable and cash collections were contained in back up tapes for the old system. The provider of the hardware operating software package for the old system no longer supports the products, and (until recently) the Company had been unable to find a software provider with the capability to read the back up tapes for the old system. The Company thus had to reconstruct from the few remaining hard-copy records all of what was lost. The result, during April, May, and part of June, was a substantial number of late deliveries and low rate of responsiveness to new business while records were being reconstructed and data was being built into the new system.

                                                      ALLIED DEVICES CORPORATION
                                                                AND SUBSIDIARIES

                          RESULTS OF OPERATIONS: NINE MONTHS ENDED JUNE 30, 1998
                                   COMPARED WITH NINE MONTHS ENDED JUNE 30, 1997
================================================================================

                   While it is impossible to determine the exact impact of the fire, management estimates that between $300,000 and $500,000 of business was lost during the recovery period. While many of the Company's customers were patient and tolerated the recovery process, the Company still faces the challenge of winning back other customers who switched to competitors during this period.

           Reported gross margins for the third quarter and nine months of fiscal 1998 were 31.46% and 33.19%, respectively, as compared to 35.47% and 35.52% for the comparable periods in the prior year. Materials expense (as a component of cost of goods sold) increased to approximately 33.6% and 33.5% of net sales during the third quarter and nine months, respectively, of fiscal 1998, from approximately 32.5% in each of the comparable periods of fiscal 1997. Spending on factory payroll and overhead during the quarter and nine months increased from 31.4% and 32.0%, respectively, in fiscal 1997 to 34.9% and 33.3% in the comparable periods of fiscal 1998. Management attributes the increases in labor and overhead expenses during the third quarter of fiscal 1998 primarily to the absence of information reporting systems following the destruction of the Company's data processing system. Prices of the Company's catalog products were increased modestly during the first quarter of fiscal 1998, the net effect of which is estimated to have increased revenues and profits for the nine months by $68,000. LIFO reserves were increased by $40,500 during the nine months of fiscal 1998.

           Selling, general and administrative expenses as a percentage of net sales were 20.87% and 22.71%, respectively, in the third quarter and nine months of fiscal 1998, as compared to 24.10% and 25.14% in the comparable periods of fiscal 1997. Exclusive of an accrual for proceeds from insurance, expenditures during the third quarter and nine months of fiscal 1998 increased modestly when compared to fiscal 1997, yet expressed as a percentage of sales they decreased. The increase in actual expenses was a product of several factors: (1) higher spending on sales and marketing; (2) costs attendant to the acquisition of Kay; and (3) payroll and miscellaneous expenditures associated with the recovery from the fire. Such increases were more than offset by the accrual for insurance reimbursement of losses and expenses incurred as a result of the fire.

                                                      ALLIED DEVICES CORPORATION
                                                                AND SUBSIDIARIES

                          RESULTS OF OPERATIONS: NINE MONTHS ENDED JUNE 30, 1998
                                   COMPARED WITH NINE MONTHS ENDED JUNE 30, 1997
================================================================================

           Interest expense during the third quarter and nine months of fiscal 1998 was $64,000 and $150,000, respectively, as compared to $57,000 and $161,000 in the comparable periods of fiscal 1997. While interest expense during the first six months of fiscal 1998 was some 18% lower than in fiscal 1997, the added borrowings associated with acquiring Kay increased interest expense during the third quarter of fiscal 1998 to a level 12% higher than in fiscal 1997.

           Provision for income taxes is estimated at 36.2% of pre-tax income for the fiscal 1998 period, as a combination of federal and state taxes.

           LIQUIDITY AND FINANCIAL RESOURCES

           During the first nine months of fiscal 1998, the Company's financial condition remained solid. Operations generated cash of $188,000, and financing activities generated cash of $1,065,000. Capital expenditures (net of proceeds from sale of equipment) used $375,000, acquisition activities used $850,000 and cash on hand increased by $28,000. Working capital increased by $1,261,000 to $8,568,000 during the nine months, principally as a result of the following changes in current assets and current liabilities:

                 Accounts receivable decreased by $8,000, principally as the result of two factors: (1) the average collection period was about 48 days, as it was at the end of fiscal 1997, but decreased volume of shipments during the third quarter lowered receivables by $99,000; and (2) the acquisition of Kay added $91,000 to receivables.

                 Inventories increased by $798,000 during the nine month period. Of this amount, $394,000 was acquired with Kay. The remaining $404,000 represents a 6.3% increase in inventory of catalog products on a 10% increase in shipping volume. Turns on inventory were 1.6 times during the nine months, unchanged from fiscal 1997.

                 Prepaid and other current assets increased by $446,000 as the Company recorded (and accrued for) certain annual administrative expenses ($123,000) and accrued for reimbursable losses associated with recovery from the fire ($323,000).

                 Current liabilities, exclusive of current portions of long-term debt and capital lease obligations, decreased $185,000 as accounts payable and accrued expenses decreased $116,000 and taxes payable decreased $69,000.

                                                      ALLIED DEVICES CORPORATION
                                                                AND SUBSIDIARIES

                          RESULTS OF OPERATIONS: NINE MONTHS ENDED JUNE 30, 1998
                                   COMPARED WITH NINE MONTHS ENDED JUNE 30, 1997
================================================================================

                 Current portions of long-term debt and capital lease obligations increased by $189,000.

                 Cash balances increased by $28,000.

           Net capital expenditures in the nine month period were $375,000 as management continued to add to capacity and modernize and automate its manufacturing processes. The Company, in the aftermath of the fire, is installing a new computer system and completing the installation of an information management system, which will involve the expenditure of approximately $150,000 in fiscal 1998 and is scheduled for completion by the end of the fiscal year. Management's capital spending plans for the remaining quarter of fiscal 1998 include additional expenditures of approximately $100,000 for additions to productive equipment and approximately $50,000 (beyond costs covered by insurance) for refurbishment and expansion of the office space destroyed by the fire. Management expects to fund such spending plans out of working capital.

           During the second quarter, the Company acquired Kay Pneumatic Valves, Inc. for $850,000 in cash. Additional expenditures attendant to this acquisition amounted to approximately $110,000, including legal fees, moving expenses, space preparation, additions to tooling and inventories, training costs, and certain marketing expenses. The acquisition price was funded through new term debt of $1,000,000, provided by the Company's bank and secured by the fixed assets of the Company.

           The fire at the Company's headquarters on April 8, 1998, caused extensive damage to the Company's sales and administrative offices and records and disrupted the orderly flow of business for all of the third quarter. The Company's insurance policies provide for reimbursement of all costs associated with replacement or repair of damaged assets and records and for recovery of 80% of gross margin lost as a result of business interruption. Refurbishment of office facilities is underway and scheduled for completion in early September, 1998. The majority of data and record recovery projects were completed in July, 1998, although several longer term projects are on-going and should be finished by fiscal year-end.

                                                      ALLIED DEVICES CORPORATION
                                                                AND SUBSIDIARIES

                          RESULTS OF OPERATIONS: NINE MONTHS ENDED JUNE 30, 1998
                                   COMPARED WITH NINE MONTHS ENDED JUNE 30, 1997
================================================================================

           On July 8, 1998, the Company acquired the assets and business of Atlantic Precision Products, Inc.,(APPI) a manufacturer of high precision, machined components for original equipment manufacturers with advanced engineering requirements. The price of net assets (including assumption of specified liabilities) was made up of cash, stock and performance consideration. The tangible consideration was $7,237,500 in cash and 250,000 shares of the Company's common stock. The performance consideration is a negotiated percentage of earnings for APPI for each of the first three years of operation as a division of Allied. To finance this acquisition, the Company entered into a new credit agreement with its bank consisting of three parts: (1) a $10 million revolving credit line with a three year term; (2) a $6.25 million note with a sixty-six month term; and (3) a $3.2 million equipment lease line, with each lease under the line having a sixty month term.

           Management believes that the Company's working capital as now constituted will be adequate for the needs of the on-going core business. Management further believes that, in light of the Company's expansion objectives, the Company's current financial resources will not be adequate to provide for all of the on-going cash needs of the business. In particular, management expects to require additional financing to carry out its acquisition objectives. Success in this part of the Company's growth plan will rely, in large measure, upon success in raising additional debt and/or equity capital. Management believes that it has several sources for such capital and expects that the combination of capital raised and acquisitions completed will produce anti-dilutive results for the Company's existing stockholders. While this is management's intention, there is no guarantee that they will be able to achieve this objective. The Company is not relying on the receipt of any new capital for its existing operations. It is important to note that, absent new capital, the Company will not be in a position to undertake some of the most promising elements of management's plan for expansion. In the event that new capital is raised, management intends to implement its plans and will do so in keeping with its judgment at that time as to how best to deploy such added capital.

                                                      ALLIED DEVICES CORPORATION
                                                                AND SUBSIDIARIES

                          RESULTS OF OPERATIONS: NINE MONTHS ENDED JUNE 30, 1998
                                   COMPARED WITH NINE MONTHS ENDED JUNE 30, 1997
================================================================================


                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE: AUGUST 11, 1998                        ALLIED DEVICES CORPORATION
                                             --------------------------
                                               (Registrant)


                                             By:
                                                -----------------------------
                                                M. Hopkinson
                                                Chairman