Form 10KSB40
period 1998-09-30
ALLIED DEVICES CORP
filed 1999-01-13
CIK 869495

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934
                       -----------------------------------

For the fiscal year ended                                 Commission file number
   September 30, 1998                                             0-24012
-------------------------                                 ----------------------

                           ALLIED DEVICES CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                  Nevada                                 13-3087510
         ------------------------                    ---------------------
         (State of incorporation)                       (IRS Employer
                                                     Identification Number)

  2365 Milburn Avenue, Baldwin, New York                                 11510
 ----------------------------------------                             ----------
 (Address of principal executive offices)                             (Zip Code)


Registrant's telephone number, including area code: (516) 223-9100

Securities registered pursuant to Section 12 (b) of the Exchange Act:

Securities registered pursuant to Section 12 (g) of the Exchange Act:

       Title of Class                              Number of Shares Outstanding
-----------------------------                          as of December 28, 1998
Common Stock, $.001 par value                      -----------------------------
                                                             4,947,942

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
YES  X       NO
   ----     ----

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB    X
                   ---

Issuer's revenues for its most recent fiscal year: $18,448,483

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sale price on December 31,1998 is approximately $4,737,634.

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

                  The Company's major product groups include precision motion control and servo assemblies, instrument related fasteners, gears and gear products, and other components and sub-assemblies built to customer specifications. Allied Devices' customers are primarily original equipment manufacturers ("OEMs").

                  Allied Devices' principal marketing tool is its highly effective technical manual of standardized instrument components available through the Company. This catalog is in the hands of buyers and engineers throughout the United States and generates sales nationwide. Management estimates that the Company has distributed more than 85,000 copies of its printed catalog over the last decade, of which approximately 35,000 copies were distributed during the last three fiscal years. The current edition was published in November, 1998, and is over 650 pages in length. During 1998, the catalog was fully digitized and formatted for inclusion in the Company's Internet website, making it simple for users to download the Company's standard technical data and drawings. Management projects that the catalog and its search tools will be ready for on-line interactive access on the Internet through a broad range of website links in January, 1999.

                  The breadth and standardized nature of the product line result in multiple applications in many industries, stimulating demand at the level of both OEMs and distributors. The Company sells to a wide range of industries, such as medical and operating room equipment; laser equipment; robotics; computer peripherals; aerospace instrumentation; factory automation equipment and controls; machine tool builders; research and development facilities; semiconductor equipment makers; high vacuum and spectrometric devices; flow control and metering equipment makers; seals and glands; scientific instrumentation; and optics.

                  A typical customer is an OEM selling high ticket capital goods equipment. The components supplied by Allied Devices going into such equipment generally constitute a small percentage of the OEM's direct cost of manufacturing, typically $250 to $800 per unit. Failure to deliver reliable quality in a timely manner can have an impact far in excess of the modest direct cost of the parts. As a result, the majority of Allied Devices' customers deem it imperative that parts supplied be on time and of reliably high quality. While these performance criteria are not contractual requirements, they are critical determinants in the placement of repeat business.

                  Allied Devices has structured itself as far as possible to provide the service of "one stop shopping" for mechanical instrument assemblies and components. Furthermore, the Company's organization and inventory policies are designed to provide fast and timely response to customer orders, and to support "just in time" ("JIT") methods of material sourcing being used by more and more companies. Because the Company's lead times in response to customer orders are generally short (four weeks or less), backlog is not a meaningful indicator of business trends; therefore, no effort is made to monitor backlog closely.

                  Allied Devices' sales volume is not dependent on just a few large customers. The Company draws from a customer list of over 6,000, thereby limiting its exposure to the fortunes of any one industry or group of customers. In each of the past three years, the Company's twenty largest customers have represented as many as ten different industries and account collectively for only about 35% of shipments. Geographic concentration is relatively low and fluctuates with conditions in each of the regions served. Allied Devices uses independent multi-line manufacturers' representatives to gain national coverage, thereby fielding some 70 salespeople in virtually all significant territories in the United States.

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

                  CATALOG OPERATIONS

                                    The majority of product sold through Catalog
                  Operations is either manufactured by Catalog Operations or procured from the Manufacturing Services operations of the Company. The product mix includes standard products (as listed in the Company's catalogs) and customized or non-standard products manufactured to the specific requirements of a given customer. What is not manufactured internally is purchased from a broad variety of reliable sources. This operation includes telephone sales, inventory and shipping, gear-making, assembly and light manufacturing operations. This part of the Company also sells certain of its standard catalog products to its major competitors on a wholesale basis. In the aggregate, revenues for the Catalog Operations were approximately as follows for the last five years ended September 30th.


                           1998                              $14,507,000
                           1997                              $13,604,000
                           1996                              $15,145,000
                           1995                              $13,363,000


                           1994                              $10,509,000

                  The decrease in revenues for 1997 was the result of a sharp downturn in one sector of the U.S. economy (semiconductor manufacturing equipment). While such severe downturns have been abnormal for the industries served by Allied, they are not unprecedented. In this instance, it was caused by excess inventory accumulation and overcapacity, and the duration of the slowdown appears to have been one year. While a recovery in this sector started in fiscal 1998, financial and economic turmoil in Asia during the year caused yet another downturn that appears to be continuing into fiscal 1999. The Company has therefore undertaken to replace this lost business with additional products and more intensive marketing. The return to growth in fiscal 1998 is attributable to these efforts.


                  CATALOG INDUSTRY COMPETITION

                  The Company competes principally with W.M. Berg Co., a subsidiary of BTR Ltd.; PIC Design, a subsidiary of Wells Benrus; Nordex Inc.; and Sterling Instrument, a division of Designatronics. Each of these companies publishes a catalog similar to that issued by the Company, offering a wide range of mechanical instrument components adhering to a single set of standards. In addition, there are many other companies offering a limited selection of materials or "single product" catalogs, most often not adhering to any widely accepted standards. This marketplace is highly competitive, yet management believes, based upon feedback from vendors and customers, that the Company's operating principles of immediate product availability, excellent quality control, competitive pricing and responsive customer service and technical support have permitted the Company to maintain and improve its market position.

                  MANUFACTURING SERVICE OPERATIONS

                  The Company's strategy has called for manufacturing the majority of the products that it sells. Management believes that such vertical integration ensures superior quality control, timely deliveries, control of priorities and cost efficiencies. During fiscal 1998, the Company added significantly to its manufacturing capacity through acquisition of a state-of-the-art machine shop facility. Thus, Allied now has four manufacturing divisions, each with particular specialties and focus on its capabilities. In order to promote maximum utilization of productive equipment, each manufacturing operation markets and sells its capabilities direct to customers. The following operations comprise Manufacturing Services:



              Absolute Precision Co.    A sophisticated computer numerically
              Ronkonkoma, New York      controlled ("CNC") machine shop
                                        specializing in close tolerance,
                                        intricate machining of small complex
                                        parts that are sold both direct to end
                                        users in the
                                        fluid power and instrument industries
                                        and through Catalog Operations.

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

                  Astro Instrument Co.  A general machine shop with diversified
                  Joplin, Missouri      CNC and conventional capabilities,
                                        producing the Kay Pneumatics product
                                        line and manufacturing components for an established customer base in several industries.

                  APPI, Inc.            A state-of-the-art CNC machining
                 (Atlantic Precision    operation specializing in close
                  Products)             tolerance,intricate machining of complex
                  Biddeford, Maine      parts made from exotic materials and
                                        used in the medical, flow control,
                                        instrument, and seal/gland industries.

                  Each of the support operations in Manufacturing Services produces components sold both through Catalog Operations and to other catalog houses, generally at uniform list prices. In addition, each operation bids for specialized custom manufacturing work in the open market, taking on machining jobs on fixed price contracts. While long production runs are periodically accepted, the structure of Manufacturing Services' organization and facilities is oriented to shorter runs with higher margins. Pricing is based on combined material cost and standard hourly shop rates for labor and overhead.

                  Approximate revenues for Manufacturing Services were as follows for the last three years:

                                                                      Year Ended September 30,
                                                       -------------------------------------------------------
                                                             1998             1997               1996
                                                       -------------------------------------------------------
                  Sales to Catalog Operations *              $2,422,000       $2,360,000           $2,812,000
                  Sales to Outside Customers                  3,841,000        2,612,000            2,648,000
                  --------------------------------------------------------------------------------------------
                  Total Revenues                             $6,263,000       $4,972,000           $5,460,000
                  --------------------------------------------------------------------------------------------
                  --------------------------------------------------------------------------------------------

                  -----------
                  * These revenue figures for Catalog Operations represent interdivisional sales that are eliminated in consolidation.

                  Sales to Catalog Operations increased commensurate with the overall volume of shipments by Catalog Operations. The increase in Sales to Outside Customers in fiscal 1998 was attributable principally to the acquisition of Atlantic Precision Products in July, 1998. The Company does not report results for Catalog Operations and Manufacturing Services separately, but management believes that both divisions make a positive contribution to operations. While the Company has stepped up efforts to market its Manufacturing Services, management believes that existing capacity will support a substantial increase in volume without significant additions to current production facilities. Operations are now primarily single shift, representing an estimated 65% of capacity, giving the Company the flexibility to respond to increases in sales volume. Management intends, on a continuous basis, to examine its manufacturing methods, equipment and tooling, seeking ways to improve the quality and responsiveness of its capacity while minimizing the labor content (and related cost) in its product. The Company is prepared to commit capital to making such improvements, consistent with internal and confidential rate-of-return guidelines established by management.


                  MANUFACTURING SERVICES COMPETITION

                  Each of the divisions in Manufacturing Services faces intense competition from the many thousands of machine shops and screw machine houses throughout the United States. Each division endeavors to differentiate itself from its competition on the basis of: i) accepting short-run work; ii) offering short lead times; iii) providing exceptional responsiveness to customer requirements; iv) supporting demand-pull and JIT requirements; and v) conforming consistently to unbending quality standards.

                  QUALITY ASSURANCE

                  Although not legally required to do so in order to conduct its current business, the Company has emphasized rigorous standards of high quality in its products and in its manufacturing methods. In the 1980s, this led to the development of an internal quality control manual that sets forth both policies and procedures used throughout the Company. This manual meets or exceeds the requirements of MIL-STD-45208A, which defines acceptable standards for small business suppliers to the U.S. Government. In management's opinion, loss of qualification under MIL-STD-45208A would not have a material impact on the Company's ability to do business; likewise, in management's opinion, such qualification provides an indication to customers and potential customers of the degree of diligence that the Company exercises in adhering rigorously to high standards in pursuit of consistent quality. The Company's measuring instruments are calibrated to standards traceable to the National Bureau of Standards.

                  To ensure consistent awareness and application of quality procedures, management has established an on-going program of meetings, lessons and training sessions through its quality assurance manager, disseminating information on basic skills, policies, procedures and new developments. Under the auspices of the New York State Industrial Effectiveness Program, the Company undertook in fiscal 1998 to implement a program of continuous improvement in pursuit of qualification under "Total Quality Management" and ISO-9000 (a voluntary set of standards and guidelines provided by the International Standards Organization). A certification audit is scheduled for February, 1999, to register the Company's first facilities as conforming to ISO-9002. Upon successful completion of that audit, management intends to continue with the process until all of the Company's facilities have been certified, with the goal of Company-wide registration by the end of fiscal 2000.

                  EXPANSION PLANS

                  Management has developed a plan to expand the size of the Company. Basically, the plan has four elements: (1) expand the core business through more intensive marketing efforts; (2) add products within the existing line of business; (3) expand beyond the Company's core business into related lines of business through an acquisition program that will not only add volume and capacity but also provide marketing, operating and administrative synergies; and (4) raise additional equity capital as required to reduce the Company's indebtedness, thereby limiting financial leverage while expansion plans are being implemented. Certain elements of management's marketing plans have commenced (principally an on-going advertising campaign and publication of an Internet catalog), while others are in development. Management is pursuing its acquisition strategy, having completed two acquisitions in fiscal 1998 and having targeted a series of additional strategic candidates for acquisition in fiscal 1999. Effectively all of the capital deployed in these acquisitions was raised in the form of senior debt. Management has raised (cumulatively) $2,163,000 in equity since the beginning of fiscal 1994, 60% in a private placement and the balance through the exercise of warrants and options. All such equity funds have been applied to working capital. Additional equity funds, if and when raised, will also be applied, at management's discretion, to working capital, thus being available for use in routine operations or for carrying out the Company's expansion plans.

                  MARKETING PROGRAMS

                  The Company has developed a program to stimulate substantial growth within its existing line of business. Feedback from customers and informal market research indicate that Allied Devices does not yet have a widespread customer awareness in the markets it serves. Thus the principal thrust of the Company's plan is to make its target markets more fully aware of the Company's range of capabilities and of the usefulness of standardized components in general. The program is divided into modules and is being implemented as management deems appropriate.

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



                  ACQUISITION PROGRAM

                  As part of its plans for growth, management intends to carry out an acquisition program. By its own assessment, management views the market in which it competes as large (over $1 billion), highly fragmented, and poised for consolidation. Strategically, management intends to focus on acquiring businesses with the following characteristics: (a) significant potential for sales growth; (b) high prospects for synergy and/or consolidation in marketing, manufacturing and administrative support functions; (c) relatively high gross margins (30% or more); (d) effective operating management in place; (e) a reputation for quality in its products; and (f) represents lateral or vertical integration. Management has completed two acquisitions and is assessing additional prospective candidates.

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

                  EMPLOYEES

                  The Company currently employs 52 salaried and 209 hourly personnel. Wage rates and benefits are competitive in the labor markets from which the Company draws. Thirty of its hourly employees are represented by two local unions (18 by the National Organization of Industrial Trade Unions ("NOITU") and 12 by Local 999 of the Teamsters). The contract with Local 999 expires in August 2000, and the contract with NOITU expires in November 2000. The Company has had no strikes, walkouts or other forms of business disruption attributable to poor labor relations. Relations with employees and the unions are open and constructive.

                  CAPITAL EQUIPMENT

                  The Company uses a wide variety of machinery and equipment in manufacturing and assembly of its product line. While most of the equipment is owned by the Company or its subsidiaries, certain key pieces of equipment are leased. Nine leases, covering certain specific CNC machines, have original lease terms ranging from four to five years, with purchase options at the end of each lease. Rates vary from 7.785% to 10.288%, and expiration dates range from 1999 to 2003. The aggregate value of these leases was $2,518,000 as of September 30, 1998.




ITEM 2   -        PROPERTIES

                  Listed below are the principal plants and offices of the Company. All property occupied by the Company is leased except as otherwise noted.

      Location             Square Feet       Lease Expiration            Principal Activities
----------------------    --------------    --------------------     -----------------------------
Baldwin, NY                      18,000     December 1999            Catalog Manufacturing and
                                                                     Distribution Operations

Freeport, NY                     10,000     December 1999            Screw Machine Operations

Freeport, NY                      5,200     January 1999*            Catalog Manufacturing
                                                                     Operations

Biddeford, ME                    30,000     June 2003                CNC Machine Shop

Windham, ME                      10,000     June 2003                CNC Machine Shop

Ronkonkoma, NY                    8,200     April 2004               CNC Machine Shop

Joplin, MO                       13,000     (Owned)                  CNC and Conventional
                                                                     Machine Shop

---------------------
*At the mutual convenience of the landlord and the Company, this facility has been leased on a month-to-month basis. Management expects to execute a new 3-year lease in January 1999.

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
                  MATTERS

                  The Company's common stock was originally listed on National Association of Securities Dealers Automated SmallCap Market ("NASDAQ") as of November 17, 1994. Trading in the Company's stock has been active and regular since then. A total of 1,721 trades representing approximately 2,929,370 shares (as reported by NASDAQ in their routine statistical summaries) were completed during fiscal 1998. As of September 30, 1998, the Company had 441 holders of record of its common stock. The Company has 11 listed market-makers, and the trading ranges by quarter for the year were as follows:

                                                           Fiscal 1998                    Fiscal 1997
                                                      ---------------------           -----------------
                                                      High              Low           High          Low
                                                      ----              ---           ----          ---
                           First Quarter ........... $2.8125           $2.00        $3.0625       $1.9375
                           Second Quarter .......... $2.4375           $1.875       $3.375        $2.125
                           Third Quarter ........... $2.5625           $2.125       $3.0625       $2.375
                           Fourth Quarter .......... $3.00             $1.5312      $2.875        $2.0625

ITEM 6   -        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

                  The following selected consolidated financial data have been derived from the audited financial statements of Allied Devices Corporation. The selected financial data should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-KSB.

                                                               Year Ended September 30,

                                                     ---------------------------------------------
                                                              1998                     1997
                                                              ----                     ----
                               STATEMENT OF
                               OPERATIONS DATA:
                               Net sales .....................     $18,448,483        $16,215,931

                               Net income ....................     $ 1,030,673        $ 1,061,883

                               Earnings per share:
                                  Basic ......................     $       .22        $       .24
                                  Diluted ....................     $       .22        $       .22
                               Weighted average
                               number of shares
                               outstanding
                                  Basic ......................       4,699,526          4,472,141
                                  Diluted ....................       4,763,404          4,751,739


                               BALANCE SHEET DATA:
                               Total assets ..................     $22,973,619        $10,976,983
                               Working capital ...............     $ 9,594,752        $ 7,307,751
                               Long-term debt ................     $11,031,687        $ 2,084,239
                               Stockholders' equity ..........     $ 9,116,101        $ 7,025,928

RESULTS OF OPERATIONS: YEAR ENDED SEPTEMBER 30, 1998 COMPARED WITH YEAR ENDED
   SEPTEMBER 30, 1997.

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

                  During fiscal 1998, the Company successfully completed two acquisitions as part of its plan for growth by acquisition. The two companies acquired were as follows:
                  - Kay Pneumatic Valves, Inc. ("Kay"), manufactures a line of three-way and four-way direction control and power valves with a reputation for exceptional durability and speed. The standard, "off-the-shelf" product is described in a set of detailed catalogs and appears to offer attractive potential as a lateral addition to the Company's other catalog offerings to its targeted markets. Kay's revenues were somewhat over $800,000 in calendar 1997, and management believes that, under the stewardship of prior management, marketing efforts were ineffective and production inefficient. The assets and operations of the business were acquired for $850,000 in cash in January, 1998, and transferred from Long Island to the Company's Astro Instrument facilities in Joplin, Missouri in February, 1998. Management expects that, for the first year, the revamped operation will be dedicated to gaining a thorough understanding of production economies and the existing marketing mix (product focus, pricing, distribution strategy, competition, inventory balancing, and customer service strategy). Thereafter, management expects to be aggressive in promoting the Kay product line, both through its Catalog Operations and under the Kay trade name.


                  - Atlantic Precision Products, Inc. ("APPI" or "Atlantic") is a state-of-the-art CNC machining operation with locations in Biddeford and Windham, Maine.

                      APPI sells intricate and complex custom machined components to leading edge customers in the aircraft instrument, flow metering/control, and seal/gland industries, primarily in New England. Sales volume of $9.3 million in calendar 1997 was relatively concentrated in 5 customers, with four of those being on Kanban or other dedicated sole-source supply arrangements. Management believes that their manufacturing methods and know-how will permit substantial growth in throughput at Atlantic while, through technology interchange, enabling the Company as a whole to manufacture more efficiently. Consideration at closing for the business was $7.2 million in cash and 250,000 shares of the Company's common stock. Performance consideration is a negotiated percentage of earnings for APPI for each of the first three years of its operation as a division of Allied.

                  On the night of April 8, 1998, a fire broke out at the Company's headquarters in Baldwin, New York, destroying all of the Company's central computer and data communications equipment and certain underlying records. The Company thus had to reconstruct those portions of its records which were lost from the remaining hard-copy records and back up files. The result, during the succeeding four months, was a substantial number of late deliveries and a low rate of responsiveness to new business while records were being reconstructed and data was being built into the new system. While it is impossible to determine the exact impact of the fire, management estimates that between $350,000 and $500,000 of business was lost during the recovery period. While many of the Company's customers were patient and tolerated the recovery process, others were not and switched to competitors during this period. Management has launched a program to recover those customers lost in the aftermath of the fire.

                  Net sales for fiscal 1998 were $18,448,000 as compared to $16,216,000 in fiscal 1997. This increase of 13.8% was principally the result of four factors: (1) the added revenues from Kay and Atlantic amounted to $2,225,000, mostly concentrated in the fourth quarter; (2) the fire caused a loss of sales estimated by management at between $350,000 and $500,000; (3) the economic and financial turmoil in East Asia induced a sharp downturn in several capital goods sectors of the U.S. economy beginning in the third quarter of the fiscal year, resulting in a commensurate slowdown for the Company with customers in those industries estimated by management to amount to over $1 million; and (4) on-going marketing initiatives appear to have been effective in stimulating continued growth in other sectors of approximately 10%. In particular, the aerospace instrumentation, medical equipment, robotics and scientific/analytical instrumentation sectors exhibited strength throughout the year.

                  The Company's gross margin was 34.07% of net sales in fiscal 1998, down from 36.49% in fiscal 1997. This was principally the result of two elements: (1) materials expense as a percentage of sales decreased, increasing gross margins by 0.81%; and (2) factory payroll and overhead as a percentage of sales increased, lowering gross margins by 3.23%. This decrease in margin is attributable to the following factors:


                  - The consummation and assimilation of the two acquisitions completed during the fiscal year resulted in temporary operating diseconomies while integrating the acquired entities into the Company. Higher levels of payroll and duplication of overhead expenses are common at such times, and management expects the period of transition following each acquisition to be approximately six months. Following this, management projects a return to gross margins more in line with the Company's objectives.

                  - The fire in April destroyed the Company's production planning and control system. As a direct outcome, during the ensuing five months, the normally orderly flow of production work in Catalog Operations was regularly disrupted by "emergency" production runs made to cover late deliveries of materials. The resultant combination of high levels of overtime and extremely short lot sizes eroded margins during the recovery period (April through September, 1998). Management made a conscious decision to tolerate this temporary condition rather than risk further deterioration of the Company's service performance to its customers.

                  - When signs of slowdown in certain sectors materialized at the end of the third fiscal quarter, management made a decision to delay taking cost cutting measures until after the end of the fiscal year. This decision was also prompted by management's asserting a higher priority on maintaining service levels than on short term maintenance of gross margins. The lower level of throughput to sales and inventory on relatively fixed costs of factory operations resulted in a decrease in gross margins during the fourth quarter.

                  - Atlantic's factory operations rely more heavily on state-of-the-art equipment than do the Company's other operations, displacing operating costs with depreciation charges and increasing operating leverage. Atlantic's productivity during the Company's fourth quarter of fiscal 1998 was lower than historic norms, as often happens in the six months following an acquisition. Thus, depreciation charges during this quarter were higher without an offset of lower operating costs. Management projects that this will come into line with the Company's objectives by the end of the first quarter of fiscal 1999.

                  The Company did not increase prices materially in fiscal 1998.

                  Selling, general and administrative expenses as a percentage of net sales were 23.2% in fiscal 1998, as compared to 24.8% in fiscal 1997. While actual expenditures in fiscal 1998 were $260,000 higher than in fiscal 1997, such costs did not increase as much as sales volume. The following factors account for this change: (1) selling and shipping expenses and commissions decreased as a percentage of net sales by approximately 0.8% as shipping volume increased while spending on the Company's marketing strategy remained effectively flat;

                 (2) administrative payroll, benefits and expenses increased by
                  $106,000 but decreased as a percentage of net sales by 0.8%; and (3) other administrative expenses (collectively) remained unchanged as a percentage of net sales. Included in administrative expenses were certain non-recurring costs incurred during the third and fourth quarters of fiscal 1998 related to recovery from the fire, as extraordinary hours put in by Allied's employees, supplemented by some outside professional help, minimized the potentially disastrous effects of the fire, but at a cost. While the Company's casualty and business interruption insurance reimbursed much of this, management estimates that approximately $100,000 of cost was not recovered from insurance. In addition, there were approximately $70,000 of additional administrative expenses in the fourth quarter that resulted from acquiring Atlantic.

                  Interest expense increased by $184,000 in fiscal 1998, as the Company increased its borrowings to finance the acquisitions of Kay and Atlantic.

                  Provision for income taxes in fiscal 1998 was $584,000, or 36.2% of pre-tax income. See the notes to the consolidated financial statements for a reconciliation to the federal statutory rate.




RESULTS OF OPERATIONS: YEAR ENDED SEPTEMBER 30, 1997, COMPARED WITH YEAR ENDED
    SEPTEMBER 30, 1996

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

YEAR 2000

                  Management believes that all of the Company's computer systems, applications and operating software are Year 2000 compliant. The Company has also undertaken a review of the major vendors and third party suppliers critical to its operation to assess their Year 2000 readiness. Although the Company is not aware that any such company's systems are noncompliant in a way that will materially adversely affect the Company, there can be no assurances that the computer systems of other companies upon which the Company's systems rely will be timely compliant, or that such failure to comply by another company would not have a material adverse effect on the Company's business.

                  The statements contained in this Year 2000 readiness disclosure are subject to certain protection under the Year 2000 Information and Readiness Disclosure Act.


LIQUIDITY AND CAPITAL RESOURCES

                  The Company's financial condition remained healthy during fiscal 1998 as operations generated net cash of $599,000. In addition, financing activities (net) generated cash of $8,212,000 over the course of the year. These funds were used for capital expenditures (net) of $417,000 and acquisition financing of $8,281,000, with the remaining $113,000 being added to cash on hand. Net working capital increased by $2,287,000 to $9,595,000 during the year. The following are changes in current assets and current liabilities for the year ended September 30, 1998:

                  - Accounts receivable (net of reserve for doubtful accounts) increased by $200,000 during the year. This increase was a function of lower shipping rates at year end ($346,000); the acquisition of $91,000 of Kay receivables; the acquisition of $576,000 of Atlantic receivables; and a decrease in the average collection period from 47 days at the end of fiscal 1997 to 45 days at the end of fiscal 1998 ($121,000).

                  - Inventories increased by $2,501,000 during the fiscal year, with the turnover rate decreasing from 1.6 times in fiscal 1997 to 1.4 times at the end of fiscal 1998. Of this increase, a portion ($1,595,000) was acquired with Kay and Atlantic. The balance ($906,000) built up from the combined effects of losing the computer-based inventory and production control systems and a sharp slowdown with many of the Company's most important customers. Current industrial procurement practices, Kanban and demand-pull systems in particular, leave manufacturers vulnerable to such temporary build-ups, since production builds on the basis of forecasted needs as much as three months in advance of actual demand. Management expects that most of the inventory built up at year-end will be shipped during fiscal 1999 as the industrial sectors impacted by Asia recover. As an operating principle, management has made prompt service, product availability and quick turnaround of production orders key strategic factors in gaining a strong competitive position in the Company's markets. Substantial inventories are, in management's judgment, a necessity in supporting this strategy and responding to demanding delivery requirements imposed by the Company's customers. As the Company's growth plan continues to unfold, management expects to see improvement in the inventory turnover rate.

                  - Prepaid expenses and other current assets increased by $298,000 as the Company capitalized certain prepaid administrative expenses $32,000, and accrued for casualty losses reimbursable from insurance of $266,000.

                  - Current liabilities, exclusive of current portions of long-term debt and capital lease obligations, decreased by $43,000 (net), as the acquisitions completed during the year added $314,000 to payables, acquired payables were brought to standard terms (a decrease of $169,000), the Company's average payment period on accounts payable and accrued expenses was shortened from 36 days in fiscal 1997 to 35 days in fiscal 1998 (a decrease of $43,000), and the Company's income taxes payable decreased by $145,000.

                  - Current portions of long-term debt and capital lease obligations increased by $868,000 (net) as a function of the terms of acquisition financings.

                  -   Cash balances increased by $113,000.

                  Management believes that the Company's working capital as now constituted will be adequate for the needs of the on-going core business (inclusive of acquired entities). During fiscal 1998, to finance acquisitions and to allow for on-going working capital requirements, the Company entered into a new credit facility with its bank consisting of a $6.25 million term loan, a $10 million revolving credit facility, and an increase to the existing equipment lease line from $2 million to $3.2 million. The Company, at the end of fiscal 1998, was using approximately $3,250,000 of its revolving credit facility.

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

                  Outlay for capital expenditures in fiscal 1998 amounted to $637,000 ($869,000 including capital leases, net of equipment dispositions), as compared to $309,000 ($328,000 in new equipment, net of $19,000 in equipment dispositions; no new equipment leases) in fiscal 1997. These expenditures represent two facets of the Company's capital spending program: (1) a continuation of management's program of continuous improvement through modernization and automation of facilities ($709,000), and (2) support and installation of a comprehensive new computer system ($168,000). Capital spending plans for fiscal 1999 call for additional investment in software and hardware for the Company's computer system and a somewhat increased level of additions to high-efficiency production machinery. Management expects to fund such spending plans out of working capital and credit facilities.

                  During the second quarter, the Company acquired Kay Pneumatic Valves, Inc. for $850,000 in cash. Additional expenditures attendant to this acquisition amounted to approximately $110,000, including legal fees, moving expenses, space preparation, additions to tooling and inventories, training costs, and certain marketing expenses. The acquisition price was funded through new term debt of $1,000,000, provided by the Company's bank and secured in the fixed assets of the Company.


                  During the third quarter, the Company acquired effectively all of the assets, properties, business and rights of, and assumed specified liabilities of Atlantic.

                  Consideration for the assets, net of liabilities, of Atlantic consisted of the following: (i) $7,237,500 in cash, delivered at Closing; (ii) 250,000 shares of the Company's common stock delivered at Closing; and (iii) a commitment to make additional payments to the seller based on the performance of APPI during each of the first three one-year operating periods following the Closing. $6,250,000 of the cash consideration at closing was provided by the term loan and $987,500 was drawn from the revolving credit facility. Refinancing of assumed term debt in the amount of $1,233,000 was completed by drawing against the Company's equipment lease line.



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


                  EXPANSION PLANS

                  Management has developed a plan to expand the size of the Company. Basically, the plan has four elements: (1) expand the core business through more intensive marketing efforts; (2) add products within the existing line of business; (3) expand beyond the Company's core business into related lines of business through an acquisition program that will not only add volume and capacity but also provide marketing, operating and administrative synergies; and (4) raise additional equity capital as required to reduce the Company's indebtedness, thereby limiting financial leverage while expansion plans are being implemented. Certain elements of management's marketing plans have commenced (principally an on-going advertising campaign and publication of an Internet catalog), while others are in development. Management is pursuing its acquisition strategy, having completed two acquisitions in fiscal 1998 and having targeted a series of additional strategic candidates for acquisition in fiscal 1999. Plans to raise additional equity will be carried out when management considers it appropriate to do so and believes market conditions to be favorable to existing stockholders.



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





                  RECENT ACCOUNTING PRONOUNCEMENTS

                  A.  Comprehensive Income

                  In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which established standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

                  SFAS 130 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. SFAS 130 is not expected to materially impact the Company's disclosures when adopted.

                  B)  Reporting Segments of an Enterprise

                  In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise". SFAS 131 establishes standards for the way public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

                  SFAS 131 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. The Company is currently evaluating the impact of the statement on its financial reporting.

                  C)  Investment Derivatives and Hedging Activities Income

                  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities Income" ("SFAS 133"), which requires the recording of all derivative instruments as assets or liabilities measured at fair value. Among other disclosures, SFAS 133 requires that all derivatives be recognized and measured at fair value regardless of the purpose or intent of holding the derivative.

                  SFAS 133 is effective for financial statements for periods beginning after June 15, 1999. Because of the recent issuance of this standard, management has been unable to fully evaluate the impact, if any, the standard will have on future financial statements.

ITEM 7   -        FINANCIAL STATEMENTS

         (1)      Financial Statements

                  See index to Financial Statements on Page F-2.

ITEM 8   -        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE

                  None

                                    PART III


ITEM 9   -        DIRECTORS AND EXECUTIVE OFFICERS


The Executive Officers and Directors of the Company are as follows:


 NAME                                              AGE                 POSITION(S) HELD WITH COMPANY
------                                           -------               -------------------------------
Mark Hopkinson                                     51                  Chairman of the Board of Directors,
                                                                       Chief Executive Officer, Secretary

P.K. Bartow                                        50                  President, Director

Salvator Baldi                                     76                  Executive Vice President, Director

Andrew J. Beck                                     50                  Assistant Secretary

Christopher T. Linen                               51                  Director

Michael Michaelson                                 76                  Director

Paul M. Cervino                                    44                  Principal Financial Officer, Principal
                                                                       Operating Officer, Principal
                                                                       Accounting Officer, Treasurer

ITEM 9   -        DIRECTORS AND EXECUTIVE OFFICERS (CONTINUED)


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

                  Mark Hopkinson, age 51, has been Chairman of the Board since 1981, when he and Mr. Bartow organized the acquisition of the Company. He also served as President of the Company from 1981 until March 1994. He is a graduate of the University of Pennsylvania and of the Harvard Graduate School of Business Administration. Prior to acquiring Allied Devices, he was a management consultant, working originally with Theodore Barry & Associates from 1977 to 1978 and later as an independent and with the Nicholson Group from 1978 to 1981. The focus of his work in the period leading up to 1981 was development of emerging growth companies, both in the United States and in lesser developed countries. He served as an officer in the United States Navy from 1969 to 1972.

                  P.K. Bartow, age 50, has been President of the Company since March 1994. He also served as Vice President of the Company from when he and Mr. Hopkinson organized its acquisition in 1981 until March 1994. Prior to acquiring Allied Devices, Mr. Bartow had joined the Nicholson Group in 1978, and performed facility and feasibility studies for emerging growth companies. While at Allied Devices, he has been the Director of Marketing from 1981 onwards, and in that capacity has set up a network of independent manufacturers' representatives across the United States and in the United Kingdom, Israel and selected regions in Canada. He has also organized and published Allied Devices' 650+ page catalog. Mr. Bartow received a B.A. degree from Williams College in 1970, and a M.Arch degree from the University of Pennsylvania in 1974.

                  Salvator Baldi, age 76, was one of the original founders of the Company in 1947. He has been a Director of the Company since February 1994. The business was started as a general machine shop and developed through the years as a supplier to certain principal competitors of the Company in the market for standardized precision mechanical parts. By the late 1970's, the Company had become a competitor, offering its own catalog of components. He and his partners sold the Company to the investor group assembled by Mr. Hopkinson and Mr. Bartow in October 1981, with Mr. Baldi remaining with the Company under an employment contract. By the time his contract expired two years later, Mr. Baldi had negotiated to repurchase an interest in the Company. He currently works on an abbreviated work schedule.

ITEM 9   -        DIRECTORS AND EXECUTIVE OFFICERS (CONTINUED)



                  Andrew J. Beck, age 50, has been a partner with the law firm of Haythe & Curley since prior to 1989. He became Assistant Treasurer of the Company in March 1994. Mr. Beck holds a B.A. in economics from Carleton College and a J.D. from Stanford University Law School.


                  Christopher T. Linen, age 51, became a Director of the Company during fiscal 1997. He is currently principal of Christopher Linen & Company, through which he has invested in a series of early stage, internet and technology-related enterprises. Prior to this, from 1975 until 1996, he was an executive with Time Inc. (later Time Warner Inc.) where he managed a series of six subsidiaries or divisions in Asia, Latin America, the United States, and worldwide. Prior to that, he was Assistant Financial Director of the Italhai Holding Company, Ltd. (Bangkok), during which tenure he was Publisher of the Bangkok World, an English language daily newspaper. He is a director of Starmedia Networks Inc., Chairman of Nirvana Soft Inc., and a Trustee of The Family Academy, an experimental public school. He holds a B.A. from Williams College and attended the Graduate School of Business Administration at New York University.

                  Michael Michaelson, age 76, has been a Director of the Company since 1990. He has been President and sole stockholder of Rainwater Enterprises, Ltd. since 1979, providing management and marketing consultation services to clients principally in publishing and related industries. He is also on the board of directors of Retail Entertainment Group, Inc., a public company. From 1986 to 1989, he was Chairman of the Council on Economic Priorities. From 1977 to 1979, he was co-founder and Chairman of the Board of Games Magazine, which was sold to Playboy magazine in 1979. From 1970 to 1978, Mr. Michaelson worked for Publishers Clearing House, where he was Senior Vice President. From 1968 to 1970, he was President and Founder of Campus Subscriptions, Inc. Mr. Michaelson served in the United States Army in the South Pacific during World War II, where he was a Company Commander in the 35th infantry, 25th division and received the Bronze Star and the Purple Heart. He received a B.S. degree from New York University in 1948.

                  Paul M. Cervino, age 44, has been the Chief Operating Officer of the Company since November 1998. From January 1995 until October 1998, he served as Chief Financial Officer. Prior to 1995, he was employed by Sotheby's Holdings, Inc., an international art auction house. From 1992 to 1995, he was a member of the European Board of Directors and Chief Financial Officer of Sotheby's Europe and Asia, operating in London. From 1985 to 1992, he was a Director and Chief Financial and Administrative Officer of Sotheby's North America. From 1976 to 1985, he worked for Sotheby's in various other financial capacities.

ITEM 10  -        EXECUTIVE COMPENSATION

                  The following table sets forth the salary and bonus compensation paid during the fiscal years ended September 30, 1998, 1997 and 1996 to the Chairman and Chief Executive Officer of the Company. No other Executive Officer of the Company received fiscal 1998 salary and bonus compensation which exceeded $100,000. The Company's Directors receive $1,250 per meeting for their services as such and reimbursement for any expenses they may incur in connection with their services as Directors.

                                  "Summary Compensation Table"
--------------------------------------------------------------------------------------------------
Name and Principal      Fiscal Year       Salary            Other Annual   Long Term Compensation
Position                                                    Compensation    Awards-Options/ SAR's
--------------------------------------------------------------------------------------------------
Mark Hopkinson,             1998         $110,005                     $0                        0
Chairman and Chief
Executive Officer
                            1997         $97,221                      $0                   27,400
                            1996         $98,098                      $0                   29,000


                  Under the terms of the Company's 1993 Incentive Stock Option Plan, the following options were granted to the Chief Executive Officer of the Company during fiscal year 1998.

                             "Option/SAR Grants in Last Fiscal Year"
--------------------------------------------------------------------------------------------------
Name                           Number of       % of Total Options    Exercise or     Expiration
                               Securities          Granted to         Base Price        Date
                               Underlying     Employees in Fiscal       ($/Sh)
                            Options Granted           Year
--------------------------------------------------------------------------------------------------
Mark Hopkinson                     0                   0%

                  Aggregated Options/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values.

Name                       Shares         Value                Number of                 Value of
                        Acquired on    Realized ($)           Securities              Unexercised
                        Exercise (#)                          Underlying             In-the-Money
                                                             Unexercised          Options/SARs at
                                                         Options/SARs at               FY-End ($)
                                                              FY-End (#)
                                                                                     Exercisable/
                                                            Exercisable/            Unexercisable
                                                           Unexercisable
--------------------------------------------------------------------------------------------------
Mark Hopkinson               -             $ -                 257,000/0               $43,706/$0

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

                  Under the terms of its employee stock option plan (adopted in October, 1993 and amended in December, 1995 and March, 1998), the Board of Directors is empowered at its discretion to award options to purchase an aggregate of 1,500,000 shares of the Company's common stock to key employees. Prior to fiscal 1998, the Company had granted options to purchase an aggregate of 1,192,000 shares to key employees and Directors, with exercise prices ranging from $0.35 to $3.00 per share. During fiscal 1998, the Company granted options to purchase 50,000 shares of the Company's common stock, at exercise prices ranging from $1.88 to $2.25, to 13 individuals (one executive, and twelve non-executive managers). Also in fiscal 1998, options to purchase 135,000 shares expired unexercised with exercise prices ranging from $2.35 to $ 3.00.


ITEM 11  -        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

                  The following table sets forth the number and percentage of the Company's shares of Common Stock owned of record and beneficially by each person or entity owning more than 5% of such shares and by all executive officers and directors, as a group at September 30, 1998:

                                Name                                         Number of     Current
                                                                             Shares Owned  Percentage
                            -------------------------------------------------------------------------
                                Mark Hopkinson(1) (3) (7)
                                2365 Milburn Avenue                             1,012,571     19.76%
                                PO Box 502
                                Baldwin, NY  11510

                                P.K. Bartow (1) (4) (7)                           850,688     16.73%
                                2365 Milburn Ave.
                                PO Box 502
                                Baldwin, NY  11510

                                Salvator Baldi (1) (5) (7)                        756,473     14.62%
                                2365 Milburn Ave.
                                PO Box 502
                                Baldwin, NY  11510

                                Michael Michaelson (2)(6)(7)                      183,584     3.63%
                                2365 Milburn Ave.
                                PO Box 502
                                Baldwin, NY  11510

                                Christopher T. Linen (2)(10)
                                203 Poverty Hollow Road                           115,000     2.31%
                                Redding, CT 06896

                                Andrew J. Beck (8)(9)                              16,000     0.30%
                                71 Willow Street, Apt. 1
                                Brooklyn, NY  11201

                                Paul M. Cervino (8) (11)                          110,000     2.18%
                                2365 Milburn Ave.
                                PO Box 502
                                Baldwin, NY  11510

                                All Executive Officers and                      3,044,316     51.55%
                                Directors as a Group (7 persons)

ITEM 11  -        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
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

                  (6) Included in Mr. Michaelson's shareholdings are 2,584 shares represented by warrants exercisable by Mr. Michaelson until December 31, 1999 and 110,000 shares represented by currently exercisable options. Mr. Michaelson disclaims ownership of 160,000 shares owned by his wife.


                  (7) As consideration for various services rendered to the Company in the period 1983 until 1990, the Company issued certain stockholders warrants to purchase up to 340,000 shares of common stock at prices ranging from $0.30 per share to $0.70 per share. 329,136 of those warrants have been exercised, prior to their expiration, and 10,864 of those warrants remained exercisable at September 30, 1998.

                  (8)      Officer only.

                  (9) Includes 10,000 shares represented by currently exercisable options.

                  (10) Includes 25,000 shares represented by currently exercisable options.

                  (11) Includes 94,400 shares represented by currently exercisable options.

ITEM 12  -        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


                  In April 1990, Allied Devices granted Michael Michaelson, a Director, 50,000 warrants to purchase Allied Devices shares in return for uncompensated service to the Company. Each warrant was exercisable at a price of $.30 per warrant into one share of Common Stock until April 15, 1998. Mr. Michaelson exercised these warrants in fiscal 1998.

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

                                                                                  Principal
                                                                                   Value of           Number of
                                                          Cash Paid               New Notes            Warrants
                                                          ---------               ---------           ---------
                  Salvator Baldi                            $ 1,796.59             $ 16,169.32              898

                  P.K. Bartow                               $ 3,445.14             $ 31,006.25            1,722

                  Mark Hopkinson                            $11,319.74             $101,877.69            5,660

                  Michael Michaelson                        $ 5,167.71             $ 46,509.37            2,584



                  Each warrant is exercisable at a price of $2.00 per warrant into one share of Common Stock until December 31, 1999. The notes were retired during fiscal 1996.

ITEM 13  -        EXHIBITS AND REPORTS ON FORM 8-K

                   (a)   Exhibits

                         The exhibits required to be filed as a part of the form are listed in the attached Index to Exhibits.

                   (b)   Reports on Form 8-K

                         A report on Form 8-K was filed with the Securities and Exchange Commission in July, 1998. An amendment to that report was filed on Form 8-K/A in September, 1998.

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

Signatures                   Title                                                         Date
----------                   -----                                                         ----
                             Chairman of the Board,
-------------------------    Principal Executive Officer,
Mark Hopkinson                and Director



-------------------------    President and Director
Philip Key Bartow


-------------------------    Executive Vice President
Salvator Baldi                and Director


-------------------------    Director
Michael Michaelson


-------------------------    Director
Christopher T. Linen

-------------------------    Principal Financial Officer, Principal Operating Officer,
Paul M. Cervino               Principal Accounting Officer, Treasurer

                           CONSENT OF BDO SEIDMAN, LLP



Allied Devices Corporation
Baldwin, New York


We hereby consent to the incorporation by reference and inclusion in the Prospectuses constituting part of the Registration Statements filed on Form S-8 on April 6, 1994 and April 8, 1996 of our report dated January 8, 1999 relating to the consolidated financial statements of Allied Devices Corporation and subsidiaries appearing in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1998.



BDO SEIDMAN, LLP

January 13, 1999

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------



                        ALLIED DEVICES CORPORATION
                                  AND SUBSIDIARIES
                                    CONSOLIDATED FINANCIAL STATEMENTS
                                         YEARS ENDED SEPTEMBER 30, 1998 AND 1997







--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                      ALLIED DEVICES CORPORATION
                                                                AND SUBSIDIARIES

                                                                           INDEX

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                        F-3

CONSOLIDATED FINANCIAL STATEMENTS

   Balance sheets                                                         F-4

   Statements of income                                                   F-5

   Statements of stockholders' equity                                     F-6

   Statements of cash flows                                               F-7

   Notes to financial statements                                  F-8  - F-24

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Allied Devices Corporation
Baldwin, New York


We have audited the accompanying consolidated balance sheets of Allied Devices Corporation and subsidiaries as of September 30, 1998 and 1997 and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial consolidated statements referred to above present fairly, in all material respects, the financial position of Allied Devices Corporation and subsidiaries at September 30, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

BDO Seidman, LLP


Melville, New York
January 8, 1999

                                                      ALLIED DEVICES CORPORATION
                                                                AND SUBSIDIARIES

                                                                  BALANCE SHEETS

-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
SEPTEMBER 30,                                                                          1998                   1997
-------------------------------------------------------------------------------------------------------------------
ASSETS (NOTE 5)
cURRENT:
   Cash                                                                         $   275,238            $   162,094
   Accounts receivable, net of allowance for doubtful accounts of $42,706
      and $47,876, respectively (Note 5)                                         2,526,068              2,326,179
   Inventories (Notes 3 and 5)                                                    8,903,220              6,402,688
   Prepaid expenses and other current assets                                        366,057                 67,606
   Deferred income taxes (Note 10)                                                   41,000                 41,000
-------------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                                                       12,111,583              8,999,567
PROPERTY, PLANT AND EQUIPMENT, AT COST, NET OF ACCUMULATED
   DEPRECIATION AND AMORTIZATION (NOTES 4, 5 AND 7)                               7,607,246              1,837,225
                                                                                 ----------              ---------
EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED, NET OF ACCUMULATED
   AMORTIZATION OF $412,569 AND $349,661 (NOTE 2)                                 2,880,523                 88,664
                                                                                 ----------              ---------
OTHER ASSETS                                                                        374,267                 51,527
-------------------------------------------------------------------------------------------------------------------
                                                                                $22,973,619            $10,976,983
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT:
   Accounts payable                                                             $ 1,243,306            $ 1,186,291
   Income taxes payable (Note 10)                                                         -                145,263
   Accrued expenses and other (Note 6)                                              286,900                241,781
   Current portion of long-term debt and capital lease obligations (Note 7)         986,625                118,481
-------------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES                                                   2,516,831              1,691,816
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (NOTES 5 AND 7)                     11,031,687              2,084,239
DEFERRED INCOME TAXES (NOTE 10)                                                     309,000                175,000
-------------------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES                                                          13,857,518              3,951,055
-------------------------------------------------------------------------------------------------------------------
COMMITMENTS (NOTES 2, 8 AND 9)
STOCKHOLDERS' EQUITY (NOTES 2 AND 9)
   Common stock, $.001 par value, authorized 25,000,000 shares, issued
      and outstanding 4,947,942 and 4,609,942                                         4,948                  4,610
   Additional paid-in capital                                                     3,624,721              2,565,559
   Retained earnings                                                              5,486,432              4,455,759
-------------------------------------------------------------------------------------------------------------------
      TOTAL STOCKHOLDERS' EQUITY                                                  9,116,101              7,025,928
-------------------------------------------------------------------------------------------------------------------
                                                                                $22,973,619            $10,976,983
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.

                                                      ALLIED DEVICES CORPORATION
                                                                AND SUBSIDIARIES

                                                            STATEMENTS OF INCOME

------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------
YEAR ENDED SEPTEMBER 30,                                                       1998                     1997
------------------------------------------------------------------------------------------------------------
NET SALES                                                               $18,448,483              $16,215,931
COST OF SALES                                                            12,163,602               10,298,766
------------------------------------------------------------------------------------------------------------
      GROSS PROFIT                                                        6,284,881                5,917,165
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                              4,282,634                4,022,326
------------------------------------------------------------------------------------------------------------
      INCOME FROM OPERATIONS                                              2,002,247                1,894,839
INTEREST EXPENSE, NET                                                       387,574                  203,956
------------------------------------------------------------------------------------------------------------
      INCOME BEFORE PROVISION FOR TAXES ON INCOME                         1,614,673                1,690,883
TAXES ON INCOME (NOTE 10)                                                   584,000                  629,000
------------------------------------------------------------------------------------------------------------
NET INCOME                                                              $ 1,030,673              $ 1,061,883
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------
NET INCOME PER SHARE - BASIC (NOTE 1)                                   $       .22              $       .24
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------
NET INCOME PER SHARE - DILUTED ( NOTE 1)                                $       .22              $       .22
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.

                                                      ALLIED DEVICES CORPORATION
                                                                AND SUBSIDIARIES

                                              STATEMENTS OF STOCKHOLDERS' EQUITY

----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------
                                                Common-Stock $0.001 par
                                                        value
                                       --------------------------------------     Additional                             Total
                                              Number of                             Paid-in         Retained         stockholders
                                               Shares                Amount         Capital         Earnings             equity
----------------------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 1996                      4,401,842           $4,402         $2,409,086    $3,393,876          $5,807,364
   NET INCOME                                            -                -                  -     1,061,883           1,061,883
   PROCEEDS FROM THE EXERCISE OF
      OPTIONS AND WARRANTS (NOTE 9)                208,100              208            156,473             -             156,681
----------------------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 1997                      4,609,942            4,610          2,565,559     4,455,759           7,025,928
   NET INCOME                                            -                -                  -     1,030,673           1,030,673
   STOCK ISSUED IN CONJUNCTION
      WITH ACQUISITION (NOTE 2)                    250,000              250            891,250             -             891,500
   PROCEEDS FROM THE EXERCISE OF
      OPTIONS AND WARRANTS AND
      VALUE OF WARRANTS GRANTED
      IN CONJUNCTION WITH BANK
      FINANCING (NOTE 9)                            88,000               88            167,912             -             168,000
----------------------------------------------------------------------------------------------------------------------------------
BALANCE,  SEPTEMBER 30, 1998                     4,947,942           $4,948         $3,624,721    $5,486,432          $9,116,101
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.

                                                      ALLIED DEVICES CORPORATION
                                                                AND SUBSIDIARIES

                                                        STATEMENTS OF CASH FLOWS
                                                                       (NOTE 11)

---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
YEAR ENDED SEPTEMBER 30,                                                               1998                     1997
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                   $ 1,030,673              $ 1,061,883
---------------------------------------------------------------------------------------------------------------------
   Adjustments to reconcile net income to net cash provided by (used in)
      operating activities:
      Depreciation and amortization                                                 701,362                  485,550
      Deferred income taxes                                                         134,000                  (48,188)
      Gain on sale and involuntary conversion of equipment                         (142,825)                 (12,428)
      Provision for doubtful accounts                                                     -                    1,899
   Changes in assets and liabilities, net of effects from acquisitions:
      (Increase) decrease in:
        Accounts receivable                                                         468,422                 (134,472)
        Inventories                                                                (906,249)                (520,132)
        Prepaid expenses and other current assets                                  (298,451)                 (25,987)
        Other assets                                                                (30,740)                  23,320
      Increase (decrease) in:
        Accounts payable and accrued expenses                                      (211,628)                (102,721)
        Income taxes payable                                                       (145,263)                  89,570
---------------------------------------------------------------------------------------------------------------------
      Total adjustments                                                            (431,372)                (243,589)
---------------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                     599,301                  818,294
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                            (636,907)                (328,468)
   Business acquisitions, net of cash acquired                                   (8,280,674)                       -
   Proceeds from sale and involuntary conversion of equipment                       219,886                   19,750
---------------------------------------------------------------------------------------------------------------------
      NET CASH USED IN INVESTING ACTIVITIES                                      (8,697,695)                (308,718)
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from term note                                                        6,250,000                        -
   Increase in revolving credit borrowings                                        1,325,000                        -
   Proceeds from financing of equipment                                           1,067,400                        -
   Principal payments on long-term debt and capital lease obligations              (291,408)                (559,082)
   Net proceeds from sale of common stock, options and warrants                      71,000                  156,681
   Deferred financing costs                                                        (210,454)                       -
---------------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                         8,211,538                 (402,401)
---------------------------------------------------------------------------------------------------------------------
NET INCREASE IN CASH                                                                113,144                  107,175
CASH, BEGINNING OF PERIOD                                                           162,094                   54,919
---------------------------------------------------------------------------------------------------------------------
CASH, AT END OF PERIOD                                                          $   275,238              $   162,094
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.

                                                      ALLIED DEVICES CORPORATION
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
 1.   SUMMARY OF                       (a)  BUSINESS
      ACCOUNTING POLICIES
                                            The Company is comprised of Allied
                                            Devices Corporation ("ADCO"), and
                                            its wholly-owned subsidiaries,
                                            Empire Tyler Company ("Empire") and
                                            APPI, Inc. ("APPI"), (collectively
                                            the "Company").


                                            The Company is engaged primarily in
                                            the manufacture and distribution of
                                            standard and custom precision
                                            mechanical components and a line of
                                            screw machine products. The Company
                                            sells all of its products to the
                                            same base of customers located
                                            throughout the United States.
                                            Because the Company's product line
                                            comprises a comparable group of
                                            precision manufactured parts sold
                                            to a similar customer base, it
                                            considers itself to be engaged in a
                                            single business segment.

                                       (b)  BASIS OF PRESENTATION


                                            The consolidated financial
                                            statements include the accounts of
                                            ADCO and its subsidiaries. All
                                            significant intercompany balances
                                            and transactions have been
                                            eliminated.

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

                           Machinery and equipment                      10 years
                           Tools, molds and dies                         8 years
                           Furniture, fixtures and office
                              equipment                                5-7 years
                           Buildings and improvements                   30 years
                           Leasehold improvements                     Lease term

                                                      ALLIED DEVICES CORPORATION
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                       (e)  INCOME TAXES

                                            The Company and its subsidiaries
                                            file a consolidated federal income
                                            tax return and separate state
                                            income tax returns.

                                            Deferred tax assets and liabilities
                                            are recognized for the future tax
                                            consequences attributable to
                                            differences between the financial
                                            statement carrying amounts of
                                            existing assets and liabilities and
                                            their respective tax bases and tax
                                            credit carryforwards. Deferred tax
                                            assets and liabilities are measured
                                            using enacted tax rates expected to
                                            apply to taxable income in the
                                            years in which those temporary
                                            differences are expected to be
                                            recovered or settled. The effect on
                                            deferred tax assets and liabilities
                                            of a change in tax rate is
                                            recognized in income in the period
                                            that includes the enactment date.

                                       (f)  EARNINGS PER SHARE

                                            During 1997, the Financial
                                            Accounting Standards Board issued
                                            Statement of Financial Accounting
                                            Standards No. 128 ("SFAS 128")
                                            "Earnings Per Share". The
                                            statement, effective for financial
                                            statements issued after December
                                            15, 1997, provides for the
                                            calculation of "basic" and
                                            "diluted" net earnings per share.
                                            Basic earnings per share is
                                            computed by dividing income
                                            available to common shareholders by
                                            the weighted average shares
                                            outstanding for the period and
                                            reflect no dilution for the
                                            potential exercise of stock
                                            options and warrants. Diluted
                                            earnings per share reflect, in
                                            periods in which they have a
                                            dilutive effect, the dilution
                                            which would occur upon the
                                            exercise of stock options and
                                            warrants. As required by this
                                            statement, all periods presented
                                            have been restated to comply with
                                            the provisions of SFAS 128. A
                                            reconciliation of the shares used
                                            in calculating basic and diluted
                                            earnings per share follows:


                 YEAR ENDED SEPTEMBER 30,                      1998         1997
                 ---------------------------------------------------------------
                 Weighted average shares outstanding -
                    basic                                 4,699,526    4,472,141
                 Dilutive effect of options and warrants     63,878      279,598
                 ---------------------------------------------------------------
                 Weighted average shares outstanding
                    diluted                               4,763,404    4,751,739
                 ---------------------------------------------------------------
                 ---------------------------------------------------------------

Options and warrants totalling 988,500 and 331,500 at September 30, 1998 and 1997, respectively, were antidilutive and accordingly, excluded from the diluted calculation.

                                                      ALLIED DEVICES CORPORATION
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------



                                        (g) INTANGIBLE ASSETS

                                            The excess of cost over the fair
                                            value of net assets acquired is
                                            being amortized over periods of 15
                                            years (for the 1998 acquisitions,
                                            see Note 2) and 20 years (for
                                            prior acquisitions).

                                        (h) LONG-LIVED ASSETS

                                            The Company reviews the carrying
                                            values of its long-lived and
                                            identifiable intangible assets for
                                            possible impairment whenever events
                                            or changes in circumstances
                                            indicate that the carrying amount
                                            of the assets may not be
                                            recoverable. Any long-lived assets
                                            held for disposal are reported at
                                            the lower of their carrying amounts
                                            or fair value less cost to sell.

                                        (i) REVENUE RECOGNITION

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

                                        (j) USE OF ESTIMATES

                                            In preparing financial statements
                                            in conformity with generally
                                            accepted accounting principles,
                                            management is required to make
                                            estimates and assumptions that
                                            affect the reported amounts of
                                            assets and liabilities and the
                                            disclosure of contingent assets and
                                            liabilities at the dates of the
                                            financial statements and the
                                            reported amounts of revenues and
                                            expenses during the reported
                                            periods. Actual results could
                                            differ from those estimates.

                                        (k) FAIR VALUE FINANCIAL INSTRUMENTS

                                            The carrying amounts of financial
                                            instruments, including cash and
                                            short-term debt, approximated fair
                                            value as of September 30, 1998 and
                                            1997. The carrying value of
                                            long-term debt and obligations
                                            under capital leases, including the
                                            current portion, approximates fair
                                            value as of September 30, 1998 and
                                            1997 based upon the borrowing rates
                                            currently available to the Company
                                            for bank loans with similar terms
                                            and average maturities.

                                                      ALLIED DEVICES CORPORATION
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                        (l)  CONCENTRATIONS OF CREDIT RISK

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

                                        (m)  RECENT ACCOUNTING PRONOUNCEMENTS

                                             (i) COMPREHENSIVE INCOME

                                             In June, 1997, the Financial
                                             Accounting Standards Board issued
                                             SFAS No. 130, "Reporting
                                             Comprehensive Income" ("SFAS 130"),
                                             which addresses standards for
                                             reporting and display of
                                             comprehensive income, its
                                             components and accumulated
                                             balances. Comprehensive income is
                                             defined to include all changes in
                                             equity except those resulting from
                                             investments by owners and
                                             distributions to owners. Among
                                             other disclosures, SFAS 130
                                             requires that all items that are
                                             required to be recognized under
                                             current accounting standards as
                                             components of comprehensive income
                                             be reported in a financial
                                             statement that is displayed with
                                             the same prominence as other
                                             financial statements.

                                             SFAS 130 is effective for financial
                                             statements for periods beginning
                                             after December 15, 1997 and
                                             requires comparative information
                                             for earlier years to be restated.
                                             SFAS 130 is not expected to
                                             materially impact the Company's
                                             disclosures when adopted.

                                                      ALLIED DEVICES CORPORATION
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                             (ii) REPORTING FOR SEGMENTS OF AN
                                             ENTERPRISE

                                              In June 1997, the Financial
                                             Accounting Standards Board issued
                                             SFAS No., 131, "Disclosures about
                                             Segments of an Enterprise and
                                             Related Information" ("SFAS 131"),
                                             which supersedes SFAS 14,
                                             "Financial Reporting for Segments
                                             of a Business Enterprise". SFAS 131
                                             establishes standards for the way
                                             public companies report information
                                             about operating segments in annual
                                             financial statements and requires
                                             reporting of selected information
                                             about operating segments in interim
                                             financial statements issued to the
                                             public. It also establishes
                                             standards for disclosures regarding
                                             products and services, geographic
                                             areas and major customers. SFAS 131
                                             defines operating segments as
                                             components of a company about which
                                             separate financial information is
                                             available that is evaluated
                                             regularly by the chief operating
                                             decision maker in deciding how to
                                             allocate resources and in assessing
                                             performance.

                                             SFAS 131 is effective for financial
                                             statements for periods beginning
                                             after December 15, 1997 and
                                             requires comparative information
                                             for earlier years to be restated.
                                             The Company is currently
                                             evaluting the impact of the
                                             statement on its financial
                                             reporting.

                                             (iii) INVESTMENT DERIVATIVES AND
                                             HEDGING ACTIVITIES

                                             In June 1998, the Financial
                                             Accounting Standards Board issued
                                             SFAS No. 133, "Accounting for
                                             Derivative Investments and Hedging
                                             Activities" ("SFAS 133"),
                                             which requires the recording of all
                                             derivative instruments as assets or
                                             liabilities measured at fair value.
                                             Among other disclosures, SFAS 133
                                             requires that all derivatives be
                                             recognized and measured at fair
                                             value regardless of the purpose or
                                             intent of holding the derivative.

                                             SFAS 133 is effective for financial
                                             statements for periods beginning
                                             after June 15, 1999. Because of the
                                             recent issuance of this standard,
                                             management has been unable to
                                             evaluate fully, the impact if any,
                                             the standard will have on future
                                             financial statements.

                                                      ALLIED DEVICES CORPORATION
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                        (n)  RECLASSIFICATION

                                             Certain 1997 balances were
                                             reclassified to conform with the
                                             1998 presentation.

2.   ACQUISITIONS                       (a)  On July 8, 1998 (effective as of
                                             July 1, 1998), the Company
                                             acquired the assets and business
                                             of Atlantic Precision Products,
                                             Inc., ("APPI"), a manufacturer
                                             of high precision, machined
                                             components for original
                                             equipment manufacturers with
                                             advanced engineering
                                             requirements. The price of net
                                             assets (including assumption of
                                             specified liabilities) was made
                                             up of cash, stock, and
                                             performance consideration. The
                                             tangible consideration was
                                             $7,237,500 in cash and 250,000
                                             shares of the Company's common
                                             stock. The common stock portion
                                             of the tangible consideration
                                             was recorded at the value
                                             guaranteed by the Company ($4
                                             per share), discounted to its
                                             present value. The Company also
                                             capitalized approximately
                                             $190,000 of costs related to the
                                             acquisition. The tangible
                                             portion of the purchase price
                                             exceeded the fair value of the
                                             net assets acquired (principally
                                             machinery and equipment and
                                             inventory) by $2,846,026. This
                                             excess has been recorded as
                                             goodwill which is being
                                             amortized over a fifteen year
                                             period.

                                             The Company financed this
                                             acquisition with proceeds from
                                             a new credit agreement with its
                                             bank (see Note 5).

                                             The performance consideration is a
                                             stipulated percentage of the future
                                             earnings (as defined) for APPI for
                                             three years. The Company's policy
                                             with respect to any such
                                             contingent consideration is to
                                             record a liability for such
                                             amounts as the defined earnings
                                             are achieved. As of September 30,
                                             1998, no contingent consideration
                                             has been recorded. All such
                                             contigent consideration is
                                             subject to a subordination
                                             agreement between the Seller and
                                             the Lending Institution (note 5).

                                             The acquisition of APPI has been
                                             accounted for by the purchase
                                             method of accounting and,
                                             accordingly, the operating results
                                             of APPI have been included in the
                                             Company's results of operations
                                             from the effective date.

                                                      ALLIED DEVICES CORPORATION
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                             The summarized unaudited pro forma
                                             results set forth below assumes the
                                             acquisition occurred as of the
                                             beginning of each of these periods:




                 YEAR ENDED SEPTEMBER 30,                  1998             1997
               --------------------------------------------------------------------
                 Net sales                        $  24,660,580   $   25,195,387

                 Net income                           1,290,135        2,015,834

                 Net income per share - basic     $         .26   $          .43
                 Net income per share - diluted   $         .26   $          .40
               --------------------------------------------------------------------
               --------------------------------------------------------------------




                                        (b)  In January 1998, the Company
                                             acquired Kay Pneumatic Valves Inc.
                                             ("Kay") for $850,000 in cash. Kay's
                                             assets were comprised principally
                                             of inventories and fixed assets.
                                             The operations of Kay prior to
                                             acquisition were not material and,
                                             accordingly, pro forma operational
                                             results have not been presented
                                             herein.



3.   INVENTORIES                   Inventories are summarized as follows:


             SEPTEMBER 30,                            1998               1997
             ----------------------------------------------------------------
             Raw materials                    $  1,056,504        $   310,260

             Work-in-process                       964,563            514,437

             Finished goods                      8,392,905          6,888,412
             ----------------------------------------------------------------
                                                10,413,972          7,713,109

             Less: adjustment to LIFO            1,510,752          1,310,421
             ----------------------------------------------------------------
                                              $  8,903,220         $6,402,688
             ----------------------------------------------------------------
             ----------------------------------------------------------------

                                                      ALLIED DEVICES CORPORATION
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                              The adjustment to LIFO represents
                                              the excess of current cost (valued
                                              at first-in, first-out FIFO) over
                                              the LIFO value of the inventories.


4.   PROPERTY, PLANT AND                    Property, plant and equipment
     EQUIPMENT                              consists of the following:



             SEPTEMBER 30,                                     1998         1997
             -------------------------------------------------------------------
             Machinery and equipment                    $10,231,675   $4,656,948
             Tools, molds and dies                        1,913,027    1,553,884
             Furniture, fixtures and office equipment       607,312      453,205
             Leasehold improvements                         322,615      169,749
             Building and improvements                       94,520       94,520
             Land                                             5,000        5,000
             -------------------------------------------------------------------
                                                         13,174,149   $6,933,306
             Less: accumulated depreciation and
                     amortization                         5,566,903    5,096,081
             -------------------------------------------------------------------
                                                        $ 7,607,246   $1,837,225
             -------------------------------------------------------------------

                                             Included in machinery and equipment
                                             and office equipment at September
                                             30, 1998 and 1997 is approximately
                                             $2,922,000 and $560,000 of
                                             equipment under capital lease
                                             agreements (see Note 7) with
                                             related accumulated amortization
                                             amounts of approximately $326,000
                                             and $165,000, respectively.
                                             Depreciation expense for the years
                                             ended September 30, 1998 and 1997
                                             was approximately $625,000 and
                                             $447,000, respectively.

5.   CREDIT FACILITIES                       In July, 1998 the Company entered
                                             into a new credit agreement with
                                             its existing lender and repaid all
                                             amounts due with respect to its
                                             previous credit facility. The new
                                             credit agreement provided for a
                                             revolving credit line and a term
                                             note.

                                             Under the terms of the new three
                                             year revolving credit loan, the
                                             Company may borrow up to the lesser
                                             of (a) $10,000,000 or (b) 85% of
                                             eligible receivables plus 60% of
                                             eligible inventory (to an inventory
                                             maximum of $5,000,000). Interest
                                             is computed at the higher of the
                                             bank's prime lending rate (8.25%
                                             at  September 30, 1998) or the
                                             Federal Funds Rate plus 1/2%. The
                                             Company is required to pay a
                                             commitment fee on the average
                                             unused portion of the revolving
                                             credit commitment of 1/4% per
                                             annum. Borrowings under the
                                             revolving credit loan were
                                             $3,250,000 at September 30, 1998.
                                             The revolving credit loan matures
                                             in July 2001.

                                             Under the terms of the five and
                                             one half years (66 months) term
                                             note, the Company borrowed

                                                      ALLIED DEVICES CORPORATION
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                             $6,250,000, and interest thereon
                                             is computed at the higher of the
                                             bank's prime rate plus 1/4% or the
                                             Federal Funds Rate plus 1/2%. The
                                             term note is payable in twenty
                                             quarterly installments of principal
                                             beginning in March 1999. The
                                             quarterly principal installments
                                             increase ratably from $150,000 per
                                             quarter during the first year to
                                             $400,000 per quarter for the last
                                             year plus a final installment of
                                             $950,000 on December 31, 2003. The
                                             proceeds of the term note and a
                                             portion of the funds drawn against
                                             the revolving credit loan were used
                                             to finance the APPI acquisition
                                             (see Note 2). In conjunction with
                                             the issuance of the term note the
                                             Company issued the lender warrants
                                             to purchase 125,000 shares of its
                                             common stock (see Note 9). The
                                             value of the warrants totaled
                                             $97,000 and was accounted for as
                                             deferred financing costs (include
                                             in other assets) and is being
                                             amortized over the term of the
                                             credit agreement.

                                             Borrowings under the credit
                                             facility are secured by a first
                                             priority security interest in the
                                             Company's assets. In addition, the
                                             Company must meet certain financial
                                             covenants.

                                             Under its previous three year
                                             credit facility, the Company had
                                             available a revolving credit
                                             agreement permitting it to borrow
                                             the lesser of $4,000,000 or
                                             stipulated percentages of eligible
                                             receivables and inventories.
                                             Borrowings were collateralized by a
                                             first priority security interest in
                                             the Company's assets. Borrowings
                                             under this credit agreement were
                                             $1,925,000 at September 30, 1997.



6.   ACCRUED EXPENSES                       Accrued expenses consist of the
     AND OTHER                              following:




                            SEPTEMBER 30,                1998               1997
                            ----------------------------------------------------
                            Commissions             $  69,603          $  93,285

                            Payroll and related        63,531             83,548

                            Other                     153,766             64,948
                            ----------------------------------------------------
                                                     $286,900           $241,781
                            ----------------------------------------------------
                            ----------------------------------------------------

7.   LONG-TERM DEBT AND                     Long term debt consists of the
     CAPITAL LEASE                          following:
     OBLIGATIONS

                                                      ALLIED DEVICES CORPORATION
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------




       SEPTEMBER 30,                                          1998          1997
       -------------------------------------------------------------------------
       Revolving credit loan (Note 5)                   $ 3,250,000   $1,925,000

       Term note (Note 5)                                 6,250,000            -

       Capital lease obligations with varying monthly
          payments and interest rates ranging from
          7.8% to 10.3% per annum maturing 1999
          through 2003; secured by an interest in
          specific machinery and equipment (Note 4)       2,518,312      277,720
       -------------------------------------------------------------------------
             Subtotal                                   12,018,312     2,202,720

       Less: current maturities                            986,625       118,481
       -------------------------------------------------------------------------
       Long-term debt and capital lease obligations    $11,031,687    $2,084,239
       -------------------------------------------------------------------------
       -------------------------------------------------------------------------



                                              The following is a schedule by
                                              years of future minimum lease
                                              payments under capital leases,
                                              together with the present value of
                                              the net minimum lease payments as
                                              of September 30, 1998:

                 1999                                                $   722,016
                 2000                                                    681,945
                 2001                                                    620,476
                 2002                                                    617,028
                 2003                                                    364,654
           ---------------------------------------------------------------------
           Total minimum lease payments                                3,006,119
           Less:  amount representing interest                           487,807
           ---------------------------------------------------------------------
           Present value of net minimum lease
              payments                                                $2,518,312
           ---------------------------------------------------------------------
           ---------------------------------------------------------------------

                                                      ALLIED DEVICES CORPORATION
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------






                                             The following is a schedule of long
                                             term debt maturities (including
                                             capital lease obligations) as of
                                             September 30, 1998:

                  1999                                             $     986,625
                  2000                                                 1,441,665
                  2001                                                 4,773,311
                  2002                                                 1,750,891
                  2003                                                 1,953,320
                  2004                                                 1,112,500
            --------------------------------------------------------------------
                                                                     $12,018,312
            --------------------------------------------------------------------
            --------------------------------------------------------------------



8.   LEASES                             The Company rents facilities in Baldwin,
                                        Ronkonkoma and Freeport, New York and
                                        in Biddeford and Windham, Maine under
                                        various operating lease agreements
                                        expiring through June 2003. In addition, the Company also leases certain machinery and equipment and office equipment under various capital lease agreements expiring through 2004 (see
                                        Note 7). Rent expense amounted to
                                        approximately $325,000 and $277,000
                                        for the fiscal years ended
                                        September 30, 1998 and 1997,
                                        respectively.



9.   STOCKHOLDERS' EQUITY               (a)  WARRANTS

                                             At September 30, 1998 and 1997, the
                                             Company had 195,864 and 120,864
                                             stock warrants outstanding,
                                             respectively. The warrants to
                                             purchase the Company's common stock
                                             were held by the following parties:


                       Officers/stockholders/consultants (1)              10,864

                       Public (1)                                         60,000

                       Bank (2)                                          125,000
                       ---------------------------------------------------------
                                                                         195,864
                       ---------------------------------------------------------
                       ---------------------------------------------------------

                                                      ALLIED DEVICES CORPORATION
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                             (1)  Each warrant held by members
                                                  of management and certain
                                                  stockholders grant them the
                                                  right to purchase one share of
                                                  common stock at various prices
                                                  between $.30 and $2.00 per
                                                  share. These warrants have a
                                                  weighted average exercise
                                                  price of $.60 per share and a
                                                  weighted average remaining
                                                  contractual life of 0.8 years.

                                                  During fiscal 1996 the Company
                                                  issued warrants to purchase
                                                  60,000 shares of common stock,
                                                  respectively, at prices
                                                  ranging from $3.00 to $4.25
                                                  per share to financial
                                                  consultants to the Company.
                                                  The weighted average exercise
                                                  price, of these warrants is
                                                  $3.75 per share, with a term
                                                  that expired in October, 1998.

                                             (2)  As discussed in Note 5, the
                                                  Company issued warrants to its
                                                  secured lender to purchase
                                                  125,000 shares of common stock
                                                  at an exercise price of $2.00
                                                  per share. These warrants
                                                  expire on July 7, 2003.

                                        (b)  INCENTIVE STOCK OPTION PLAN

                                             In October 1993, the Board of
                                             Directors adopted an incentive
                                             stock option plan. The Plan, as
                                             amended in December 1995 and March
                                             1998 allows the Board of Directors
                                             to issue options to purchase an
                                             aggregate of 1,500,000 shares of
                                             the Company's common stock to key
                                             employees.

                                             As of September 30, 1998, the
                                             Company had issued options to
                                             purchase an aggregate of 1,053,400
                                             shares of the Company's common
                                             stock to members of the Company's
                                             Board of Directors and employees.
                                             The Company estimates the fair
                                             value of each stock option at the
                                             grant date by using the
                                             Black-Scholes option-pricing model
                                             with the following weighted average
                                             assumptions used for grants in 1997
                                             and 1998; no dividend yield,
                                             expected volatility of 46.10%, risk
                                             free interest rates of 5.50% to
                                             5.59%, with an expected life of 7.5
                                             years. If compensation cost for the
                                             Company's stock option plan had
                                             been determined in accordance with
                                             SFAS No. 123, net income would have
                                             been reduced in 1997 and 1998 by
                                             approximately $54,000 and $18,000,
                                             respectively, and net income per
                                             share would have been $.21 for each
                                             year.

                                             The following table summarizes
                                             information about stock options

                                                      ALLIED DEVICES CORPORATION
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                             outstanding at September 30, 1998:



                               Options Outstanding              Options Exercisable
                           --------------------------------------------------------------
                               Number        Weighted
                            Outstanding       Average    Weighted                Weighted
                                             Remaining   Average                  Average
                                            Contractual  Exercise     Number     Exercise
                                           Life (years)   Price     Exercisable    Price
         --------------------------------------------------------------------------------
         Exercise Prices:

             $1.00 - 2.35       775,000          4.4      2.35        775,000       2.35

               .35 - 3.00        24,600          6.2      2.50         24,600       2.50

              2.00 - 3.00        99,400          7.5      2.65         99,400       2.65

               .35 - 2.44       104,400          8.5      1.91         79,900       1.73

              1.88 - 2.25        50,000          9.3      1.94         22,000       1.91
         --------------------------------------------------------------------------------
                              1,053,400          5.4      2.32      1,000,900       2.33
         --------------------------------------------------------------------------------
         --------------------------------------------------------------------------------

                                                      ALLIED DEVICES CORPORATION
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                              Changes in qualified and
                                              non-qualified options and warrants
                                              outstanding are summarized as
                                              follows:




                                           Warrants                        Options
                               --------------------------------------------------------------------------------
                                                                                Option price   Weighted average
                                   Shares      Exercise Price      Shares        per share      exercise price
       --------------------------------------------------------------------------------------------------------
       Outstanding September 30,
           1996                    1,275,414       $.30 - $4.25    1,077,600    $.35 - $3.00               2.34

          Granted                          -                  -       92,000     2.25 - 2.44               2.28

          Cancelled                        -                  -            -               -                  -

          Exercised                 (202,500)         .35 - .70       (5,600)           2.25               2.25

          Warrants converted
             to options              (12,400)         .35 - .70       12,400       .35 - .70                .69

          Expired                   (939,650)        2.50 - 3.00           -               -                  -
       --------------------------------------------------------------------------------------------------------
       Outstanding September
          30, 1997                   120,864        $2.00 - $4.25  1,176,400                               2.32

          Granted                    125,000               2.00       50,000     1.88 - 2.25               1.94

          Cancelled                        -                  -     (135,000)    2.35 - 3.00               2.43

          Exercised                  (50,000)               .30      (38,000)    1.00 - 2.00               1.47

          Warrants converted
             to options                    -                  -            -               -                  -

          Expired                          -                  -            -               -                  -
       --------------------------------------------------------------------------------------------------------
       Outstanding September
          30, 1998                   195,864                       1,053,400                               2.32
       --------------------------------------------------------------------------------------------------------
       --------------------------------------------------------------------------------------------------------

                                             At September 30, 1998, there were
                                             1,000,900 options exercisable at a
                                             weighted average exercise price of
                                             $2.33. The weighted average fair
                                             value of options granted during
                                             fiscal 1997 and 1998 were $1.40 and
                                             $1.94, respectively.

                                                      ALLIED DEVICES CORPORATION
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


10.  TAXES ON INCOME                         Provisions for income taxes
                                             (benefit) on income in the
                                             consolidated statement of
                                             operations consist of the
                                             following:


                    YEAR ENDED SEPTEMBER 30,             1998               1997
                    ------------------------------------------------------------
                    Current:
                       Federal                       $425,000           $570,192
                       State                           25,000            106,996
                    ------------------------------------------------------------
                    Total current                     450,000            677,188
                    ------------------------------------------------------------
                    Deferred:
                       Federal                        113,000            (40,574)
                       State                           21,000             (7,614)
                    ------------------------------------------------------------
                                                      134,000            (48,188)
                    ------------------------------------------------------------
                    Total taxes on income            $584,000           $629,000
                    ------------------------------------------------------------
                    ------------------------------------------------------------



                                               Deferred tax (assets) liabilities
                                               consist of the following:



        YEAR ENDED SEPTEMBER 30,                         1998              1997
        ------------------------------------------------------------------------
        Tax depreciation in excess of book          $ 457,000         $ 385,000

        Investment tax credit carryforward           (198,000)         (222,000)

        Insurance recovery - IRC section 1136
           adjustments)                                91,000                 -

        Provision on note receivable (included in
           other assets)                              (35,000)          (38,000)

        Inventory capitalization                      (30,000)          (23,000)

        Other temporary differences - net             (32,000)           17,000
        ------------------------------------------------------------------------
        Deferred tax liabilities                      253,000           119,000

        Valuation allowance                            15,000            15,000
        ------------------------------------------------------------------------
        Net deferred tax liabilities                $ 268,000        $  134,000
        ------------------------------------------------------------------------
        ------------------------------------------------------------------------

                                                      ALLIED DEVICES CORPORATION
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------






                                              The provision for income taxes on
                                              income before taxes differs from
                                              the amounts computed applying the
                                              applicable Federal statutory rates
                                              due to the following:




     YEAR ENDED SEPTEMBER 30,                                       1998          1997
     ---------------------------------------------------------------------------------
     Provision for Federal income taxes at
        the statutory rate                                      $549,000      $574,900

     Increase (decrease):

        State taxes, net of Federal tax benefit                   30,000        65,600

        Other                                                      5,000       (11,500)
     ---------------------------------------------------------------------------------
     Provision for taxes on income                              $584,000      $629,000
     ---------------------------------------------------------------------------------
     ---------------------------------------------------------------------------------



11.   CASH FLOWS


     YEAR ENDED SEPTEMBER 30,                                       1998          1997
     ---------------------------------------------------------------------------------


     Supplemental disclosure of cash flow
        information

        Cash paid during the year:

           Interest                                             $387,574      $221,265
     ---------------------------------------------------------------------------------
     ---------------------------------------------------------------------------------

           Income taxes                                         $561,575      $637,521
     ---------------------------------------------------------------------------------
     ---------------------------------------------------------------------------------

     Supplemental schedule of non-cash investing and financing:

        Equipment acquired under capital
           lease                                                $232,000  $         -

        Value of warrants issued in                            $  97,000  $         -
           connection with financing

                                                      ALLIED DEVICES CORPORATION
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------



                                              In connection with the business
                                              acquisitions (Note 2), the Company
                                              used cash as follows:


                  SEPTEMBER 30                                              1998
                  --------------------------------------------------------------
                  Fair value of assets acquired, excluding cash*      $9,827,036

                  Less liabilities assumed**                           1,546,362
                  --------------------------------------------------------------

                     Net cash paid (including acquisition costs)      $8,280,674
                  --------------------------------------------------------------
                  --------------------------------------------------------------

                  *excludes non-cash portion of
                  purchase price relating to stock
                  issued totalling $891,500.

                  **the Company also refinanced
                  approximately $1,233,000 of the
                  assumed capitalized leases in
                  conjunction with this acquisition.