Form 10QSB
period 1998-12-31
ALLIED DEVICES CORP
filed 1999-02-09
CIK 869495

                          FORM 10-QSB QUARTERLY REPORT

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended DECEMBER 31, 1998.

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

Commission file number 0 - 24012


                           ALLIED DEVICES CORPORATION
        (Exact name of small business issuer as specified in its charter)

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

                                    Yes \X\ No\ \


Common Stock, Par Value $.001                      4,947,942
           (CLASS)                    (SHARES OUTSTANDING AT DECEMBER 28, 1998)
------------------------------        -----------------------------------------
                                                                              1

                                     PART I


                   ALLIED DEVICES CORPORATION AND SUBSIDIARIES


                        CONSOLIDATED FINANCIAL STATEMENTS

                                                     ALLIED DEVICES CORPORATION



                                                    CONSOLIDATED BALANCE SHEETS




                                                                              DECEMBER 31, 1998      September 30, 1998
-----------------------------------------------------------------------------------------------------------------------
                                                                                 (Unaudited)             (Audited)
 ASSETS
 CURRENT:

    Cash                                                                        $     411,755          $     275,238
    Accounts receivable                                                             2,290,991              2,526,068
    Inventories                                                                     9,170,915              8,903,220
    Prepaid and other                                                                 378,788                366,057
    Deferred income taxes                                                              41,000                 41,000
 ----------------------------------------------------------------------- ---------------------- ----------------------
       TOTAL CURRENT                                                               12,293,449             12,111,583
 PROPERTY, PLANT AND EQUIPMENT, NET                                                 7,598,611              7,607,246
 GOODWILL                                                                           2,826,625              2,880,523
 OTHER                                                                                373,935                374,267
 ----------------------------------------------------------------------- ---------------------- ----------------------
       TOTAL ASSETS                                                               $23,092,620            $22,973,619
 ----------------------------------------------------------------------- ---------------------- ----------------------
 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT:
    Accounts payable                                                             $  1,192,242           $  1,243,306
    Taxes payable                                                                      16,100                      -
    Accrued expenses                                                                  245,035                286,900
    Current portion of long term debt and capital lease obligations                 1,155,964                986,625
 ----------------------------------------------------------------------- ---------------------- ----------------------
       TOTAL CURRENT                                                                2,609,341              2,516,831
 LONG TERM DEBT AND CAPITAL LEASE OBLIGATIONS                                      10,957,242             11,031,687
 DEFERRED TAXES                                                                       309,000                309,000
 ----------------------------------------------------------------------- ---------------------- ----------------------
       TOTAL LIABILITIES                                                           13,875,583             13,857,518
 STOCKHOLDERS' EQUITY:
    Capital stock                                                                       4,948                  4,948
    Paid-in capital                                                                 3,624,721              3,624,721
    Retained earnings                                                               5,587,368              5,486,432
 -------------------------------------------------------------------------------------------------------------------
       TOTAL STOCKHOLDERS' EQUITY                                                   9,217,037              9,116,101
 -------------------------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $23,092,620            $22,973,619
 -------------------------------------------------------------------------------------------------------------------

                                                      ALLIED DEVICES CORPORATION



                                               CONSOLIDATED STATEMENTS OF INCOME



 FOR THE THREE MONTHS ENDED DECEMBER 31,                                         1998                   1997
 -------------------------------------------------------------------------------------------------------------------

                                                                                  (Unaudited)            (Unaudited)




 NET SALES                                                                         $5,370,454             $4,382,769

 COST OF SALES                                                                      3,593,270              2,961,775
 -------------------------------------------------------------------------------------------------------------------

       GROSS PROFIT                                                                 1,777,184              1,420,994

 SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                       1,365,849                971,644
 -------------------------------------------------------------------------------------------------------------------

       INCOME FROM OPERATIONS                                                         411,335                449,350

 INTEREST EXPENSE (NET)                                                               253,343                 38,232
 -------------------------------------------------------------------------------------------------------------------

       INCOME BEFORE PROVISION FOR TAXES ON INCOME                                    157,992                411,118

 TAXES ON INCOME                                                                       57,056                153,000
 -------------------------------------------------------------------------------------------------------------------

 NET INCOME                                                                       $   100,936            $   258,118
 -------------------------------------------------------------------------------------------------------------------

 BASIC EARNINGS PER SHARE                                                     $         0.02         $        0.06
 -------------------------------------------------------------------------------------------------------------------

 BASIC WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING                4,947,942              4,609,942
 -------------------------------------------------------------------------------------------------------------------

 DILUTED EARNINGS PER SHARE                                                   $         0.02         $        0.06
 -------------------------------------------------------------------------------------------------------------------

 DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING              4,965,738              4,681,448
 -------------------------------------------------------------------------------------------------------------------


                                                                                                                   4

                                                      ALLIED DEVICES CORPORATION



                                           CONSOLIDATED STATEMENTS OF CASH FLOWS


 FOR THE THREE MONTHS ENDED DECEMBER 31,                                               1998                  1997
 ----------------------------------------------------------------------- ---------------------- ----------------------
                                                                                   (Unaudited)            (Unaudited)
 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                      $ 100,936              $ 258,118
    Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                                358,159                108,892
         Provision for bad debts                                                            -                      -
         Reserve for note receivable                                                        -                      -
         Gain on sale of equipment                                                          -                 (2,825)
    Decrease (increase) in:
       Accounts receivable                                                            235,077                208,053
       Inventories                                                                   (267,695)                11,026
       Prepaid expenses and other current assets                                      (12,731)              (127,571)
       Other assets                                                                   (18,761)                 3,305
    Increase (decrease) in:
       Accounts payable                                                               (51,064)               121,867
       Taxes payable                                                                   16,100                 92,013
       Accrued expenses                                                               (41,865)                24,933
 -------------------------------------------------------------------------------------------------------------------
 NET CASH PROVIDED BY OPERATING ACTIVITIES                                            318,156                697,811
 -------------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                             (199,611)              (146,121)
    Proceeds from sale of equipment                                                         -                  3,000
 -------------------------------------------------------------------------------------------------------------------
 NET CASH USED IN INVESTING ACTIVITIES                                               (199,611)              (143,121)
 -------------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (decrease) in bank borrowings                                            150,000               (325,000)
    Payments of long-term debt and capital lease obligations                         (132,028)               (31,916)
 -------------------------------------------------------------------------------------------------------------------
 NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                   17,972               (356,916)
 -------------------------------------------------------------------------------------------------------------------
 NET INCREASE IN CASH                                                                 136,517                197,774
 CASH, AT BEGINNING OF PERIOD                                                         275,238                162,094
 -------------------------------------------------------------------------------------------------------------------
 CASH, END OF PERIOD                                                                $ 411,755              $ 359,868
 -------------------------------------------------------------------------------------------------------------------

                                                      ALLIED DEVICES CORPORATION



                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (INFORMATION FOR DECEMBER 31, 1998 AND 1997 IS UNAUDITED)


   1. BUSINESS                      Allied Devices Corporation and subsidiaries
                                    (the "Company") are engaged primarily in the manufacture and distribution of standard and custom precision mechanical components and a line of screw machine products throughout the United States.



   2.  SUMMARY OF                     (A)     BASIS OF PRESENTATION/PRINCIPLES
       SIGNIFICANT                            OF CONSOLIDATION
       ACCOUNTING
       POLICIES                               The accompanying consolidated
                                              financial statements include the
                                              accounts of Allied Devices
                                              Corporation and its wholly-owned
                                              subsidiaries, Empire-Tyler
                                              Corporation ("Empire") and
                                              APPI, Inc. ("APPI"),
                                              (collectively, the "Company").
                                              All significant intercompany
                                              accounts and transactions have
                                              been eliminated in consolidation.

                                              The consolidated financial
                                              statements and related notes
                                              thereto as of December 31, 1998
                                              and 1997, and for the three months
                                              then ended, are unaudited and have
                                              been prepared on a basis
                                              consistent with the Company's
                                              annual financial statements. Such
                                              unaudited financial statements
                                              include all adjustments
                                              (consisting of normal recurring
                                              adjustments) that the Company
                                              considers necessary for a fair
                                              presentation of such data. Results
                                              for the three months ended
                                              December 31, 1998 are not
                                              necessarily indicative of the
                                              results that may be expected for
                                              the entire year ending September
                                              30, 1999.

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

                                      (B)   INVENTORIES

                                              Inventories are valued at the
                                              lower of cost (last-in, first-out
                                              (LIFO) method) or market. For the
                                              three months ended December 31,
                                              1998 and 1997, inventory was
                                              determined by applying a gross
                                              profit method, as opposed to the
                                              year ended September 30, 1998,
                                              when inventory was determined by a
                                              physical count.

                                                      ALLIED DEVICES CORPORATION



                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (INFORMATION FOR DECEMBER 31, 1998 AND 1997 IS UNAUDITED)



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


                                      (D)     INCOME TAXES

                                              The Company and its subsidiaries
                                              file a consolidated federal income
                                              tax return and separate state
                                              income tax returns. The Company
                                              follows the liability method of
                                              accounting for income taxes.
                                                                               7

                                                      ALLIED DEVICES CORPORATION



                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (INFORMATION FOR DECEMBER 31, 1998 AND 1997 IS UNAUDITED)


                                      (E)     EARNINGS PER SHARE

                                              In 1997, the Financial Accounting
                                              Standards Board issued Statement
                                              of Financial Accounting Standards
                                              No. 128 EARNINGS PER SHARE.
                                              Statement 128 replaced the
                                              previously reported primary and
                                              fully diluted earnings per share
                                              with basic and diluted earnings
                                              per share. Unlike primary earnings
                                              per share, basic earnings per
                                              share excludes any dilutive
                                              effects of options, warrants and
                                              convertible securities. Diluted
                                              earnings per share is very similar
                                              to the previously reported fully
                                              diluted earnings per share. All
                                              earnings per share amounts for all
                                              periods have been presented, and
                                              where necessary restated, to
                                              conform to Statement 128
                                              requirements.

                                      (F)     INTANGIBLE ASSETS

                                              The excess of cost over fair value
                                              of net assets acquired is being
                                              amortized over periods of 15 years
                                              (for fiscal 1998 acquisitions) and
                                              20 years (for prior acquisitions).

                                      (G)     REVENUE RECOGNITION

                                              Sales are recognized upon shipment
                                              of products.

                                      (H)     STATEMENT OF CASH FLOWS

                                              For purposes of the statement of
                                              cash flows, the Company considers
                                              all highly liquid debt instruments
                                              purchased with a maturity of three
                                              months or less to be cash
                                              equivalents.

                                                      ALLIED DEVICES CORPORATION



                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (INFORMATION FOR DECEMBER 31, 1998 AND 1997 IS UNAUDITED)


   3. INVENTORIES                     Inventories are summarized as follows:


                                                                                    December 31,     September 30,
                                                                                       1998              1998
                                     ----------------------------------------- ------------------- ------------------
                                     Raw materials                                   $1,145,157          $1,056,504
                                     Work-in-process                                  1,000,567             964,563
                                     Finished goods                                   8,535,943           8,392,905
                                     ----------------------------------------- ------------------- ------------------
                                                                                     10,681,667          10,413,972
                                     Less: adjustment to LIFO                        (1,510,752)         (1,510,752)
                                     ----------------------------------------- ------------------- ------------------
                                                                                     $9,170,915          $8,903,220
                                     ----------------------------------------- ------------------- ------------------


                                                                               9

                                                      ALLIED DEVICES CORPORATION


                                            RESULTS OF OPERATIONS:  THREE MONTHS
                                           ENDED DECEMBER 31, 1998 COMPARED WITH
                                            THREE MONTHS ENDED DECEMBER 31, 1997






ITEM 2- RESULTS OF OPERATIONS: THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 1997:

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

         Net sales for the first quarter of fiscal 1999 were $5,370,000 as compared to $4,383,000 in the first quarter of fiscal 1998. This increase of 22.5% was principally the result of two partially off-setting factors: (1) the two businesses acquired in fiscal 1998 (during the second and fourth quarters respectively) contributed approximately $2.1 million in sales volume to the first quarter of fiscal 1999; and (2) each of the Company's operating units (including the acquired businesses) was impacted by general economic conditions and experienced a decline in sales volume for the first quarter of fiscal 1999 when compared to the same period of the prior year, resulting in approximately $1.1 million less in shipments. Several capital goods industries have slowed down sharply as a result of economic and financial turmoil in offshore markets, principally East Asia, and many of the Company's important customers in these sectors have seen their volume shrink by as much as 40%. Management believes that its marketing efforts have served to mitigate the impact of these
                                                                              10

                                                      ALLIED DEVICES CORPORATION


                                            RESULTS OF OPERATIONS:  THREE MONTHS
                                           ENDED DECEMBER 31, 1998 COMPARED WITH
                                            THREE MONTHS ENDED DECEMBER 31, 1997


         conditions on the Company when compared to its competitors. Other sectors of the U.S. economy appear to have remained healthy, with the Company continuing to see growth in sales to customers in those sectors. The Company has intensified its attention to providing superior service to customers in those industries, in particular, the aerospace instrumentation, medical equipment, robotics and scientific instrumentation sectors. While it is not possible to forecast with any accuracy when a recovery may occur in the affected sectors, general consensus currently holds that it will be June, 1999, at the earliest before conditions improve materially.

         Reported gross margin for the first quarter of fiscal 1999 was 33.09% of net sales, as compared to 32.42% for the comparable period of fiscal 1998. The lower level of sales activity compared to historical levels (including the acquired businesses) permitted the Company to manufacture more and purchase less, resulting in the following changes from fiscal 1998: (1) net materials expense decreased as a percentage of sales, increasing gross margins by 6.75%; and (2) the Company shipped a lower volume of product on relatively fixed costs of factory operations, decreasing gross margins by 6.08%. The Company did not increase prices in the first quarter of fiscal 1999. LIFO reserves remained unchanged during the period.

         Selling, general and administrative expenses as a percentage of net sales were 25.4% in the first quarter of fiscal 1999, as compared to 22.2% in the comparable period of fiscal 1998. While actual expenditures in fiscal 1999 were lower than in fiscal 1998 (after allowing for the additions related to the two acquired businesses), such costs did not decrease as much as sales volume. The following factors account for these changes: (1) selling and shipping expenses and commissions decreased as a percentage of net sales by approximately 2.2% as management reduced spending on certain aspects of the Company's marketing program; (2) administrative payroll, benefits, and related expenses increased by $272,000, primarily arising from the acquisition completed in the final quarter of fiscal 1998, resulting in an increase of such expenses of 3.7% as a percentage of net sales; and (3) other administrative expenses (collectively) increased as a percentage of net sales by approximately
                                                                              11

                                                      ALLIED DEVICES CORPORATION


                                            RESULTS OF OPERATIONS:  THREE MONTHS
                                           ENDED DECEMBER 31, 1998 COMPARED WITH
                                            THREE MONTHS ENDED DECEMBER 31, 1997


         1.7%, again partly as a result of the acquisition completed in the final quarter of fiscal 1998. Management has set into motion a plan to bring administrative payroll and general and administrative expenses into line with historic norms during the second and third quarters of fiscal 1999.

         Interest expense of $253,000 in the first quarter of fiscal
         1999 was $215,000 higher than in the comparable period of fiscal 1998, a result of additional debt assumed by the Company to finance acquisitions during the second and fourth quarters of fiscal 1998.

         Provision for income taxes is estimated at 36.1% of pre-tax income for the fiscal 1999 period, as a combination of federal and state taxes.




         LIQUIDITY AND FINANCIAL RESOURCES

         During the first quarter of fiscal 1999, the Company's financial condition remained healthy. Operations generated cash of $318,000, and financing activities generated cash of $18,000. Capital expenditures used $199,000 of this, with the balance increasing cash on hand by $137,000. Working capital increased by $89,000 to $9,684,000 during the quarter, principally as a result of the following changes in current assets and current liabilities:

         o Accounts receivable decreased by $235,000 as a result of shortening the average collection period from about 45 days at the end of fiscal 1998 to about 39 days at the end of the first quarter of fiscal 1999.

         o Inventories increased by $268,000 during the quarter. Turns on inventory were 1.6 times during the quarter, as compared to
                  1.4 times at the end of fiscal 1998. This change is attributable to the increase in shipping volume contributed by the acquisition completed in the fourth quarter of fiscal 1998.

         o Prepaid and other current assets increased by $12,000 as the Company recorded (and accrued for) certain annual administrative expenses.
                                                                              12

                                                      ALLIED DEVICES CORPORATION


                                            RESULTS OF OPERATIONS:  THREE MONTHS
                                           ENDED DECEMBER 31, 1998 COMPARED WITH
                                            THREE MONTHS ENDED DECEMBER 31, 1997


         o Current liabilities, exclusive of current portions of long-term debt and capital lease obligations, decreased $77,000 as accounts payable and accrued expenses decreased $93,000, and taxes payable increased by $16,000.

         o Current portions of long-term debt and capital lease obligations increased by $170,000.

         o        Cash balances increased by $137,000.

                  Net capital expenditures in the quarter were $199,000 ($276,000 including capital lease acquisitions) as management continued to add to capacity and to modernize and streamline its manufacturing processes. Management's capital spending plans for the remaining three quarters of fiscal 1999 include additional expenditures of approximately $350,000 for productive equipment and approximately $25,000 for expansion into additional space. Management expects to curtail portions of its capital spending plans until it sees evidence of improvement in its markets. When and if such plans are carried out, management expects to fund such spending out of its working capital and lease lines.

                  Management believes that the Company's working capital as now constituted will be adequate for the needs of the on-going core business. Management further believes that, in light of the Company's expansion objectives, the Company's current financial resources will not be adequate to provide for all of the on-going cash needs of the business. In particular, management expects to require additional financing to carry out its acquisition objectives. It is management's intention to complete at least one additional acquisition during fiscal 1999. Success in this part of the Company's growth plan will rely, in large measure, upon success in raising additional debt and/or equity capital. Management believes that it has several sources for such capital and expects that the combination of capital raised and acquisitions completed will produce anti-dilutive results for the Company's existing stockholders. While this is management's intention, there is no guarantee that they will be able to achieve this objective. The Company is not relying on the receipt of any new capital for its existing operations. It is important to note that, absent
                                                                              13

                                                      ALLIED DEVICES CORPORATION


                                            RESULTS OF OPERATIONS:  THREE MONTHS
                                           ENDED DECEMBER 31, 1998 COMPARED WITH
                                            THREE MONTHS ENDED DECEMBER 31, 1997


                  new capital, the Company will not be in a position to undertake some of the most promising elements of management's plans for expansion. In the event that new capital is raised, management intends to implement its plans and will do so in keeping with its judgment at that time as to how best to deploy such added capital.

                           PART II. OTHER INFORMATION

                                   SIGNATURES


        PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



DATE: FEBRUARY 5, 1999                                ALLIED DEVICES CORPORATION
----------------------                                --------------------------
                                                         (REGISTRANT)



                                                      BY: /s/ M. Hopkinson
                                                         -----------------------
                                                         M. HOPKINSON
                                                         CHAIRMAN