Form 10QSB
period 1999-03-31
ALLIED DEVICES CORP
filed 1999-04-29
CIK 869495

                          FORM 10-QSB QUARTERLY REPORT

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 1999.

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

Commission file number 0 - 24012

                           ALLIED DEVICES CORPORATION
        (Exact name of small business issuer as specified in its charter)

                                     Nevada
                                     ------
         (State or other jurisdiction of incorporation or organization)


                                   13-3087510
                                   ----------
                      (I.R.S. Employer Identification No.)


                    2365 Milburn Avenue, Baldwin, N.Y. 11510
                    ----------------------------------------
               (Address of principal executive offices - Zip code)


     Issuer's telephone number, including area code: (516)  223 - 9100

     Check whether the issuer (1) filed all reports required to be filed by
     Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                                 Yes /X/    No / /

Common Stock, Par Value $.001                           4,928,442
         (CLASS)                          (Shares Outstanding at April 29, 1999)
-----------------------------             --------------------------------------

                                     PART I



                   ALLIED DEVICES CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                           ALLIED DEVICES CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                               MARCH 31,      September 30,
                                                                                 1999            1998
                                                                             -----------      -----------
                                                                             (UNAUDITED)       (Audited)
ASSETS
CURRENT:
   Cash                                                                      $   188,484      $   275,238
   Accounts receivable                                                         2,552,541        2,526,068
   Inventories                                                                 9,354,721        8,903,220
   Prepaid and other                                                             208,148          366,057
   Deferred income taxes                                                          41,000           41,000
                                                                             -----------      -----------
      TOTAL CURRENT                                                           12,344,894       12,111,583
PROPERTY, PLANT AND EQUIPMENT, NET                                             7,582,248        7,607,246
GOODWILL                                                                       2,771,898        2,880,523
OTHER                                                                            476,239          374,267
                                                                             -----------      -----------
      TOTAL ASSETS                                                           $23,175,279      $22,973,619
                                                                             ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT:
   Accounts payable                                                          $ 1,121,561      $ 1,243,306
   Taxes payable                                                                  88,244             --
   Accrued expenses                                                              140,915          286,900
   Current portion of long term debt and capital lease obligations             1,227,789          986,625
                                                                             -----------      -----------
      TOTAL CURRENT                                                            2,578,509        2,516,831
LONG TERM DEBT AND CAPITAL LEASE OBLIGATIONS                                  10,943,158       11,031,687
DEFERRED TAXES                                                                   309,000          309,000
                                                                             -----------      -----------
      TOTAL LIABILITIES                                                       13,830,667       13,857,518
STOCKHOLDERS' EQUITY:
   Capital stock                                                                   4,948            4,948
   Paid-in capital                                                             3,624,721        3,624,721
   Retained earnings                                                           5,714,943        5,486,432
                                                                             -----------      -----------
      TOTAL STOCKHOLDERS' EQUITY                                               9,334,612        9,116,101
                                                                             -----------      -----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $23,175,279      $22,973,619
                                                                             ===========      ===========

                           ALLIED DEVICES CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME

                                                    Quarter Ended                  Six Months Ended
                                                       March 31,                       March 31,
                                              --------------------------      ---------------------------
                                                 1999            1998            1999             1998
                                              ----------      ----------      -----------      ----------
                                              (Unaudited)     (Unaudited)     (Unaudited)      (Unaudited)
Net sales                                     $5,630,480      $4,556,993      $11,000,934      $8,939,762
Cost of sales                                  3,834,284       2,937,385        7,427,554       5,899,160
                                              ----------      ----------      -----------      ----------
      Gross profit                             1,796,196       1,619,608        3,573,380       3,040,602
Selling, general and administrative
   expenses                                    1,340,469       1,136,272        2,706,318       2,107,916
                                              ----------      ----------      -----------      ----------
Income from operations                           455,727         483,336          867,062         932,686
Interest expense (net)                           256,112          47,710          509,455          85,942
                                              ----------      ----------      -----------      ----------
Income before provision for taxes on income      199,615         435,626          357,607         846,744
Taxes on income                                   72,040         152,500          129,096         305,500
                                              ----------      ----------      -----------      ----------
Net income                                    $  127,575      $  283,126      $   228,511      $  541,244
                                              ==========      ==========      ===========      ==========
Basic earnings per share                      $     0.03      $     0.06      $      0.05      $     0.12
                                              ==========      ==========      ===========      ==========
Basic weighted average number of
   shares of common stock outstanding          4,947,942       4,472,141        4,947,942       4,472,141
                                              ==========      ==========      ===========      ==========
Diluted earnings per share                    $     0.03      $     0.06      $      0.05      $     0.11
                                              ==========      ==========      ===========      ==========
Diluted weighted average number of
   shares of common stock outstanding          4,961,504       4,751,739        4,961,504       4,751,739
                                              ==========      ==========      ===========      ==========

                           ALLIED DEVICES CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


FOR THE SIX MONTHS ENDED MARCH 31,                                             1999             1998
-----------------------------------------------------------------------    ---------       -----------
                                                                            (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                $ 228,511       $   541,244
   Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                          738,683           236,289
        Gain on sale of equipment                                                 --              (2,825)
   Decrease (increase) in:
      Accounts receivable                                                      (26,473)          (55,596)
      Inventories                                                             (451,501)         (234,233)
      Prepaid expenses and other current assets                                157,909          (123,067)
      Other assets                                                             (97,976)            2,310
   Increase (decrease) in:
      Accounts payable                                                        (121,745)          (33,842)
      Taxes payable                                                             88,244           (64,914)
      Accrued expenses                                                        (145,985)          (23,408)
                                                                             ---------       -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                      369,667           241,958
                                                                             ---------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                       (126,118)         (164,361)
   Acquisition of Kay Pneumatics                                                  --            (850,000)
   Proceeds from sale of equipment                                                --               3,000
                                                                             ---------       -----------
NET CASH USED IN INVESTING ACTIVITIES                                         (126,118)       (1,011,361)
                                                                             ---------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (decrease) in bank borrowings                                      150,000           (75,000)
   Increase in term debt                                                          --           1,000,000
   Proceeds from sale of common stock                                             --              20,000
   Deferred financing costs                                                    (55,350)             --
   Payments of long-term debt and capital lease obligations                   (424,953)          (98,314)
                                                                             ---------       -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                           (330,303)          846,686
                                                                             ---------       -----------
NET (DECREASE) INCREASE IN CASH                                                (86,754)           77,283
CASH, AT BEGINNING OF PERIOD                                                   275,238           162,094
                                                                             ---------       -----------
CASH, END OF PERIOD                                                          $ 188,484       $   239,377
                                                                             =========       ===========

                                                      ALLIED DEVICES CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (INFORMATION FOR MARCH 31, 1999 AND 1998 IS UNAUDITED)



1.  BUSINESS         Allied Devices Corporation and subsidiaries (the "Company")
                     are engaged primarily in the manufacture and distribution of standard and custom precision mechanical components and a line of screw machine products throughout the United
                     States.

2.  SUMMARY OF       (a)   BASIS OF PRESENTATION/PRINCIPLES OF CONSOLIDATION
    SIGNIFICANT
    ACCOUNTING
    POLICIES               The accompanying consolidated financial statements
                           include the accounts of Allied Devices Corporation and its wholly-owned subsidiaries, Empire - Tyler
                           Corporation ("Empire") and APPI, Inc. ("APPI"),
                           (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

                           The consolidated financial statements and related notes thereto as of March 31, 1999 and 1998, and for the three and six month periods then ended, are unaudited and have been prepared on a basis consistent with the Company's annual financial statements. Such unaudited financial statements include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of such data. Results for the six months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the entire year ending September 30, 1999.

                                                      ALLIED DEVICES CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (INFORMATION FOR MARCH 31, 1999 AND 1998 IS UNAUDITED)



                           For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1998.

                  (B)      INVENTORIES

                           Inventories are valued at the lower of cost (last-in, first-out (LIFO) method) or market. For the three and six months ended March 31, 1999 and 1998, inventory was determined by applying a gross profit method, as opposed to the year ended September 30, 1998, when inventory was determined by a physical count.

                  (C)      DEPRECIATION AND AMORTIZATION

                           Property, plant and equipment is stated at cost. Depreciation and amortization of property, plant and equipment is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

                           Buildings and improvements                 30 years

                                                      ALLIED DEVICES CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (INFORMATION FOR MARCH 31, 1999 AND 1998 IS UNAUDITED)



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

                  (E)      EARNINGS PER SHARE

                                                      ALLIED DEVICES CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (INFORMATION FOR MARCH 31, 1999 AND 1998 IS UNAUDITED)



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

                                                      ALLIED DEVICES CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (INFORMATION FOR MARCH 31, 1999 AND 1998 IS UNAUDITED)



3.  INVENTORIES   Inventories are summarized as follows:


                                                 MARCH 31,       September 30,
                                                   1999             1998
                                                -----------      -----------
                  Raw materials                 $ 1,218,296      $ 1,056,504
                  Work-in-process                 1,034,572          964,563
                  Finished goods                  8,612,605        8,392,905
                                                -----------      -----------
                                                 10,865,473       10,413,972
                  Less: adjustment to LIFO       (1,510,752)      (1,510,752)
                                                -----------      -----------
                                                $ 9,354,721      $ 8,903,220
                                                ===========      ===========

4. SUBSEQUENT EVENTS       Pursuant to the announcement by the Board of
                           Directors relating to the Stock Buy Back Program, the
                           Company acquired 19,500 shares at a cost of $ 25,000, during the month of April 1999.

                                                      ALLIED DEVICES CORPORATION

                          RESULTS OF OPERATIONS: SIX MONTHS ENDED MARCH 31, 1999
                                   COMPARED WITH SIX MONTHS ENDED MARCH 31, 1998



ITEM 2 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

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

         Net sales for the quarter and six months ended March 31, 1999, were $5,630,000 and $11,001,000, respectively, as compared to $4,557,000 and
         $8,940,000 in the comparable periods of the prior

                                                      ALLIED DEVICES CORPORATION

                          RESULTS OF OPERATIONS: SIX MONTHS ENDED MARCH 31, 1999
                                   COMPARED WITH SIX MONTHS ENDED MARCH 31, 1998



         year, increases of approximately 23.5% and 23.0%, respectively. Management attributes these increases principally to the following factors:

         o two businesses acquired in fiscal 1998 (during the second and fourth quarters, respectively) increased sales volume in the second quarter and first six months of fiscal 1999 approximately $2.1 million and $4.2 million, respectively; and

         o all of the Company's operating units (including the acquired businesses) were impacted in varying degrees by general economic conditions and experienced a decline in sales volume for the second quarter and first six months of fiscal 1999 when compared to the same periods of the prior year, resulting in approximately $1.0 million and $2.2 million less in shipments, respectively.

         Many capital goods industries slowed down sharply in mid-1998 as a result of economic and financial turmoil in offshore markets, principally East Asia, and many of the Company's most prominent customers in these sectors saw their volume of shipments shrink by as much as 40%. Management believes that more intense marketing efforts have served to mitigate the impact of these conditions on the Company when compared to its competitors. Some sectors of the U.S. economy appear to have remained healthy through this general slowdown, with the Company continuing to see growth in sales to customers in those sectors. The Company has sharpened its focus on providing superior

                                                      ALLIED DEVICES CORPORATION

                          RESULTS OF OPERATIONS: SIX MONTHS ENDED MARCH 31, 1999
                                   COMPARED WITH SIX MONTHS ENDED MARCH 31, 1998



         service to customers in those industries, in particular, the aerospace instrumentation, medical equipment, robotics and scientific instrumentation sectors. While it is not possible to forecast with any accuracy when recovery will come to the affected sectors, it is management's opinion that signs of a recovery are evident now. Nonetheless, general consensus currently holds that it will be June, 1999, at the earliest before conditions improve materially.

         Reported gross margin for the second quarter and six months of fiscal 1999 were 31.90% and 32.48% of net sales, respectively, as compared to 35.54% and 34.01% for the comparable periods of fiscal 1998. Lower levels of sales activity (when compared to historical levels) impacted all operating units of the Company, including the newly acquired businesses. This served as an opportunity to manufacture more and purchase less, resulting in the following changes from fiscal 1998:

         (1) net materials expense decreased as a percentage of sales, increasing gross margins by 3.80% and 5.55%, respectively; and

         (2) the Company shipped a lower volume of product on relatively fixed costs of factory operations, decreasing gross margins by 7.44% and 7.08%, respectively.

         Towards the end of the second quarter of fiscal 1999, management instituted certain cost cutting measures to reduce factory operating costs, including a lay-off. It is management's

                                                      ALLIED DEVICES CORPORATION

                          RESULTS OF OPERATIONS: SIX MONTHS ENDED MARCH 31, 1999
                                   COMPARED WITH SIX MONTHS ENDED MARCH 31, 1998



         expectation that these measures will be reflected in improved gross margins during the second half of fiscal 1999. The Company did not increase prices in the second quarter of fiscal 1999. LIFO reserves remained unchanged during the period.

         Selling, general and administrative expenses as a percentage of net sales were 23.8% and 24.6% in the second quarter and six months of fiscal 1999, respectively, as compared to 24.9% and 23.6% in the comparable periods of fiscal 1998. While actual expenditures in fiscal 1999 were lower than in fiscal 1998 (after allowing for the additions related to the two acquired businesses), such costs did not decrease as much as sales volume. The following factors account for these changes:
         (1) selling and shipping expenses and commissions decreased as a percentage of net sales by approximately 4.3% and 3.3% (respectively) as management reduced spending on certain aspects of the Company's marketing program; (2) administrative payroll, benefits, and related expenses increased by $285,000 and $557,000 (respectively), primarily arising from the business acquired in the final quarter of fiscal 1998, resulting in an increase of such expenses of 3.1% and 3.4% (respectively) as a percentage of net sales; and (3) other administrative expenses (collectively) increased as a percentage of net sales by approximately 0.1% and 0.9%(respectively), primarily as a result of non-cash charges related to the acquisition completed in the final quarter of fiscal 1998. Towards the end of the second quarter of fiscal 1999, management implemented a

                                                      ALLIED DEVICES CORPORATION

                          RESULTS OF OPERATIONS: SIX MONTHS ENDED MARCH 31, 1999
                                   COMPARED WITH SIX MONTHS ENDED MARCH 31, 1998



         plan to reduce administrative payroll and administrative expenses, expecting the results to be evident in the Company's financial results in the second half of fiscal 1999.

         Interest expense during the second quarter and six months of fiscal 1999 was $256,000 and $509,000, respectively, as compared to $48,000 and $86,000 in the comparable periods of fiscal 1998. These increases are principally the result of the additional debt assumed by the Company to finance acquisitions during the second and fourth quarters of fiscal 1998.

         Provision for income taxes is estimated at 36.1% of pre-tax income for the fiscal 1999 period, as a combination of federal and state taxes.


         LIQUIDITY AND FINANCIAL RESOURCES

         During the first six months of fiscal 1999, the Company's financial condition remained healthy. Operations generated cash of $369,000. Financing activities used $330,000, and capital expenditures used $126,000, with the balance decreasing cash on hand by $87,000. Working capital increased by $172,000 to $9,766,000 during the quarter, principally as a result of the following changes in current assets and current liabilities:

                                                      ALLIED DEVICES CORPORATION

                          RESULTS OF OPERATIONS: SIX MONTHS ENDED MARCH 31, 1999
                                   COMPARED WITH SIX MONTHS ENDED MARCH 31, 1998



         o Accounts receivable increased by $26,000 as the combined effect of (1) shortening the average collection period from about 45 days at the end of fiscal 1998 to about 42 days at the end of the second quarter of fiscal 1999, lowering receivables $160,000, and (2) improving shipping rates from the end of fiscal 1998 to the second quarter of fiscal 1999, increasing receivables by $186,000.

         o        Inventories increased by $452,000 during the six month period.
                  Turns on inventory were 1.6 times during the six months of fiscal 1999, as compared to 1.4 times at the end of fiscal 1998. This change is attributable to increased shipping volumes.

         o Prepaid and other current assets decreased by $158,000 as the Company collected cash reimbursements due from its insurance company related to the fire in April, 1998.

         o Current liabilities, exclusive of current portions of long-term debt and capital lease obligations, decreased $180,000 as accounts payable and accrued expenses decreased $268,000, and taxes payable increased by $88,000.

         o Current portions of long-term debt and capital lease obligations increased by $241,000.

         o        Cash balances decreased by $ 87,000.

         Net capital expenditures in the six month period were $126,000 ($554,000 including capital lease acquisitions) as management continued to add to capacity and to modernize and streamline its manufacturing processes. Management's capital spending plans for the remaining six months of fiscal 1999 include additional expenditures of

                                                      ALLIED DEVICES CORPORATION

                          RESULTS OF OPERATIONS: SIX MONTHS ENDED MARCH 31, 1999
                                   COMPARED WITH SIX MONTHS ENDED MARCH 31, 1998



         approximately $350,000 for productive equipment and approximately $25,000 for expansion into additional space. Management expects to curtail portions of its capital spending plans until it sees evidence of improvement in its markets. When and if such plans are carried out, management expects to fund such spending out of its working capital and lease lines.

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

                                                      ALLIED DEVICES CORPORATION

                          RESULTS OF OPERATIONS: SIX MONTHS ENDED MARCH 31, 1999
                                   COMPARED WITH SIX MONTHS ENDED MARCH 31, 1998



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



DATE: APRIL 29, 1999                             ALLIED DEVICES CORPORATION
--------------------                             --------------------------
                                                        (Registrant)



                                                 By: /s/ M. Hopkinson
                                                    ----------------------------
                                                    M. Hopkinson
                                                    Chairman