Form 10QSB
period 1999-06-30
ALLIED DEVICES CORP
filed 1999-08-04
CIK 869495

Form 10-QSB Quarterly Report

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999.

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0 - 24012

                           ALLIED DEVICES CORPORATION
                           --------------------------
        (Exact name of small business issuer as specified in its charter)

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

                                 Yes |X| No |_|

Common Stock, Par Value $.001                         4,858,142
           (CLASS)                        (Shares Outstanding at July 30, 1999)
-----------------------------             -------------------------------------

                                     PART I

                   ALLIED DEVICES CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                                      Allied Devices Corporation

                                                     Consolidated Balance Sheets

================================================================================

                                                      June 30,     September 30,
                                                        1999           1998
--------------------------------------------------------------------------------
                                                     (Unaudited)     (Audited)
Assets
Current:
   Cash                                             $    108,292    $    275,238
   Accounts receivable                                 2,664,928       2,526,068
   Inventories                                         9,458,933       8,903,220
   Prepaid and other                                     179,943         366,057
   Deferred income taxes                                  41,000          41,000
--------------------------------------------------------------------------------
      Total current                                   12,453,096      12,111,583
Property, plant and equipment, net                     7,373,846       7,607,246
Goodwill                                               3,639,224       2,880,523
Other                                                    460,446         374,267
--------------------------------------------------------------------------------
      Total assets                                  $ 23,926,612    $ 22,973,619
================================================================================
Liabilities and Stockholders' Equity
Current:
   Accounts payable                                 $  1,154,950    $  1,243,306
   Taxes payable                                         109,458              --
   Accrued expenses                                      171,323         286,900
   Current portion of long term debt and
     capital lease obligations                         1,423,605         986,625
--------------------------------------------------------------------------------
      Total current                                    2,859,336       2,516,831
Long term debt and capital lease obligations          11,382,668      11,031,687
Deferred taxes                                           309,000         309,000
--------------------------------------------------------------------------------
      Total liabilities                               14,551,004      13,857,518
Stockholders' Equity:
   Capital stock                                           4,948           4,948
   Paid-in capital                                     3,624,721       3,624,721
   Retained earnings                                   5,861,296       5,486,432
--------------------------------------------------------------------------------
      Subtotal                                         9,490,965       9,116,101
--------------------------------------------------------------------------------
      Less treasury stock                               (115,357)             --
--------------------------------------------------------------------------------
      Total stockholders' equity                       9,375,608       9,116,101
--------------------------------------------------------------------------------

      Total liabilities and stockholders' equity    $ 23,926,612    $ 22,973,619
================================================================================

                                                      Allied Devices Corporation

                                               Consolidated Statements of Income

================================================================================

                                               Quarter Ended             Nine Months Ended
                                                  June 30,                    June 30,
------------------------------------------------------------------   -------------------------
                                             1999          1998          1999          1998
                                         -------------------------   -------------------------
                                         (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
Net sales                                $ 5,688,164   $ 4,226,230   $16,689,098   $13,165,992

Cost of sales                              3,795,103     2,896,717    11,222,657     8,795,877
----------------------------------------------------------------------------------------------
      Gross profit                         1,893,061     1,329,513     5,466,441     4,370,115

Selling, general and
   administrative expenses                 1,414,583       881,905     4,120,901     2,989,821
----------------------------------------------------------------------------------------------
Income from operations                       478,478       447,608     1,345,540     1,380,294

Interest expense (net)                       249,443        64,119       758,898       150,061
----------------------------------------------------------------------------------------------
Income before provision for
taxes on income                              229,035       383,489       586,642     1,230,233

Taxes on income                               82,682       139,844       211,778       445,344
----------------------------------------------------------------------------------------------
Net income                               $   146,353   $   243,645   $   374,864   $   784,889
==============================================================================================
Basic earnings per share                 $      0.03   $      0.05   $      0.08   $      0.17
==============================================================================================
Basic weighted average
   number of shares of
   common stock outstanding                4,903,532     4,669,525     4,903,532     4,634,850
==============================================================================================
Diluted earnings per share               $      0.03   $      0.05   $      0.08   $      0.17
==============================================================================================
Diluted weighted average
   number of shares of
   common stock outstanding                4,995,471     4,741,435     4,995,471     4,697,550
==============================================================================================

                                                      Allied Devices Corporation

                                           Consolidated Statements of Cash Flows

================================================================================

For the nine months ended June 30,                                  1999           1998
------------------------------------------------------------------------------------------
                                                                (Unaudited)    (Unaudited)
Cash flows from operating activities:
   Net income                                                   $   374,864    $   784,889
   Adjustments to reconcile net income to net cash provided
      by operating activities:
        Depreciation and amortization                             1,091,237        359,094
        Gain on sale of equipment                                    (2,300)        (5,825)
   Decrease (increase) in:
      Accounts receivable                                          (138,860)        99,569
      Inventories                                                  (555,713)      (404,511)
      Prepaid expenses and other current assets                     186,114       (368,579)
      Other assets                                                 (110,271)        (9,556)
   Increase (decrease) in:
      Accounts payable                                              (88,356)       (93,871)
      Taxes payable                                                 109,458        (69,130)
      Accrued expenses                                             (115,577)      (103,460)
------------------------------------------------------------------------------------------
Net cash provided by operating activities                           750,596        188,620
------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Capital expenditures                                            (170,906)      (381,920)
   Acquisition of Kay Pneumatics                                         --       (850,000)
   Proceeds from sale of equipment                                    2,500          7,000
------------------------------------------------------------------------------------------
Net cash used in investing activities                              (168,406)    (1,224,920)
------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Increase (decrease) in bank borrowings                           150,000       (175,000)
   Increase in term debt                                                 --      1,000,000
   Proceeds from sale of common stock                                    --         71,000
   Treasury stock acquired                                         (115,357)            --
   Deferred financing costs                                         (55,350)            --
   Payments of long-term debt and capital lease obligations        (728,429)      (181,471)
------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities                (749,136)     1,064,529
------------------------------------------------------------------------------------------
Net (decrease) increase in cash                                    (166,946)        28,229
Cash, at beginning of period                                        275,238        162,094
------------------------------------------------------------------------------------------
Cash, end of period                                             $   108,292    $   190,323
==========================================================================================

                                                      Allied Devices Corporation

                                      Notes to Consolidated Financial Statements
                           (Information for June 30, 1999 and 1998 is unaudited)

================================================================================

1.    Business          Allied Devices Corporation and subsidiaries (the
                        "Company") are engaged primarily in the manufacture of standard and custom precision mechanical components and a line of screw machine products and their distribution and sale throughout the United States.

2.    Summary of        (a)   Basis of presentation/principles of consolidation
      Significant
      Accounting              The accompanying consolidated financial statements
      Policies                include the accounts of Allied Devices Corporation
                              and its wholly-owned subsidiaries, Empire-Tyler
                              Corporation and APPI, Inc., (collectively, the
                              "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

                              The consolidated financial statements and related notes thereto as of June 30, 1999 and 1998, and for the three and nine month periods then ended, are unaudited and have been prepared on a basis consistent with the Company's annual financial statements. Such unaudited financial statements include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of such data. Results for the nine months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the entire year ending September 30, 1999.

                              For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1998.

                                                      Allied Devices Corporation

                                      Notes to Consolidated Financial Statements
                           (Information for June 30, 1999 and 1998 is unaudited)

================================================================================

                        (b)   Inventories

                              Inventories are valued at the lower of cost
                              (last-in, first-out (LIFO) method) or market. For the three and nine months ended June 30, 1999 and 1998, inventory was determined by applying a gross profit method, as opposed to the year ended September 30, 1998, when inventory was determined by a physical count.

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

                                                      Allied Devices Corporation

                                      Notes to Consolidated Financial Statements
                           (Information for June 30, 1999 and 1998 is unaudited)

================================================================================

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

                                                      Allied Devices Corporation

                                      Notes to Consolidated Financial Statements
                           (Information for June 30, 1999 and 1998 is unaudited)

================================================================================

3.    Inventories       Inventories are summarized as follows:

                                                       June 30,   September 30,
                                                        1999           1998
                        -------------------------------------------------------
                        Raw materials               $  1,233,296   $  1,056,504
                        Work-in-process                1,044,572        964,563
                        Finished goods                 8,707,605      8,392,905
                        -------------------------------------------------------
                                                      10,985,473     10,413,972
                        Less: adjustment to LIFO      (1,526,540)    (1,510,752)
                        -------------------------------------------------------
                                                    $  9,458,933   $  8,903,220
                        =======================================================

4.    Stock Buy Back    Pursuant to the Stock Buy Back Program authorized by the
      Program           Board of Directors, the Company acquired, from time to
                        time, an aggregate of 89,800 shares of the Company's common stock at a cumulative cost of $115,357 during the period from April through June, 1999.

                                                      Allied Devices Corporation

                          Results of Operations: Nine months ended June 30, 1999
                                   Compared with nine months ended June 30, 1998

================================================================================

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

                  Net sales for the quarter and nine months ended June 30, 1999, were $5,688,000 and $16,689,000, respectively, as compared to $4,226,000 and $13,166,000 in the comparable periods of the prior year, increases of approximately 34.6% for the quarter and 26.8% for the nine month period. Management attributes these increases principally to the two acquisitions completed in the second and fourth quarters of fiscal 1998, the operating results of which did not contribute materially to the volume of revenues or profit during the first nine months of fiscal 1998. Absent the contributions from these two acquisitions in fiscal 1999, revenues would have been lower by $ 2,232,000 during the nine-month period, a decline of 17.0% from prior year sales. Management attributes this slowdown to the impact of the fiscal and economic crisis in Asia on various industries serviced by the Company. Shipments to those industries slowed markedly in the fourth quarter of fiscal 1998 as capital goods manufacturers experienced order cancellations and revenue declines of as much as 40% in the semiconductor equipment and related

                                                      Allied Devices Corporation

                          Results of Operations: Nine months ended June 30, 1999
                                   Compared with nine months ended June 30, 1998

================================================================================

                  sectors of the U.S. economy. This slowdown has continued through the first three quarters of fiscal 1999. Until July, 1999, there have been few indications of improvement in these sectors, but recent developments appear to portend a recovery in these markets as the fourth quarter of fiscal 1999 unfolds.

                  Reported gross margins for the third quarter and nine months of fiscal 1999 were 33.28% and 32.75% of net sales, respectively, as compared to 31.45% and 33.19% for the comparable periods of the prior year. Materials expense (as a component of cost of goods sold) decreased to approximately 29.4% of net sales during the first nine months of fiscal 1999, from approximately 33.3% in the first nine months of fiscal 1998. Factory payroll and overhead during the nine months increased as a percentage of net sales, from 33.5% in fiscal 1998 to 37.8% in fiscal 1999. These changes reflect management's decision to manufacture more and purchase less during the downturn in shipping volume. Prices remained effectively unchanged during the nine-month period of fiscal 1999. Likewise, LIFO reserves remained effectively unchanged during the quarter and nine months of fiscal 1999.

                  Selling, general and administrative expenses as a percentage of net sales were 24.86% and 24.69%, respectively, in the third quarter and nine months of fiscal 1999, as compared to 20.86% and 22.70% in the comparable periods of fiscal 1998. Comparing the nine month period of fiscal 1999 with the comparable period of fiscal 1998, marketing and selling expenses were cut as a percentage of sales by 2.73%, while payroll increased as a percentage of sales by 1.51% and other expenses increased as a percentage of sales by 3.21%. The increase in administrative payroll as a percentage of sales was principally the result of the sudden downturn in shipments; cuts in payroll were made a few months after the slowdown occurred, bringing payroll back into line with budgeted levels, but the net effect of that lag is a modest increase as a percentage of sales. Of the increase in administrative expenses (expressed as a percentage of sales), 1.16% is attributable to increases in non-cash expenses (depreciation and amortization), 0.82% resulted from increases in medical insurance premiums, 0.63% was related to professional fees associated with the acquisition and integration of Atlantic Precision Products into the Company's operations, and the

                                                      Allied Devices Corporation

                          Results of Operations: Nine months ended June 30, 1999
                                   Compared with nine months ended June 30, 1998

================================================================================

                  balance was the result of temporary diseconomies related to the decline in sales volume and the integration of Atlantic Precision into the Company.

                  Interest expense during the third quarter and nine months of fiscal 1999 was $249,000 and $759,000, respectively, as compared to $64,000 and $150,000 in the comparable periods of fiscal 1998. These higher levels of interest expense are principally the result of indebtedness incurred to acquire Atlantic Precision Products in the fourth quarter of fiscal 1998.

                  Provision for income taxes is estimated at 36.1% of pre-tax income for the fiscal 1999 period, as a combination of federal and state taxes.

                  LIQUIDITY AND FINANCIAL RESOURCES

                  During the first nine months of fiscal 1999, the Company's financial condition remained sound. Operations provided cash of $750,000. Capital expenditures (net) used $168,000, financing activities used $749,000, and cash on hand provided $167,000. Working capital decreased by $1,000 to $9,594,000 during the nine months, principally as a result of the following changes in current assets and current liabilities:

                  o Accounts receivable increased by $139,000 principally as the result of two factors: (1) the average collection period was about 43 days, down from 45 days at the end of fiscal 1998, lowering receivables $120,000, and (2) higher shipping rates increased receivables by $259,000.

                  o Inventories increased by $556,000 during the nine month period. Turns on inventory averaged 1.6 times during this period, as compared to 1.4 times at the end of fiscal 1998. This change is attributable to increased shipping volumes during the third quarter.

                  o Prepaid and other current assets decreased by $186,000 as the Company collected cash reimbursements due from its insurance company related to the losses in April 1998.

                  o Current liabilities, exclusive of current portions of long-term debt and capital lease obligations, decreased $94,000 as accounts

                                                      Allied Devices Corporation

                          Results of Operations: Nine months ended June 30, 1999
                                   Compared with nine months ended June 30, 1998

================================================================================
                        payable and accrued expenses decreased $203,000, and taxes payable increased by $109,000.

                  o Current portions of long-term debt and capital lease obligations increased by $437,000.

                  o     Cash balances decreased by $ 167,000.

                  Net capital expenditures for equipment in the nine month period were $168,000 ($596,000 including equipment acquired under capital leases) as management continued to add to capacity and to modernize and streamline its manufacturing processes. The Company is upgrading and expanding its computer and information management system, which will involve the expenditure of approximately $150,000 in fiscal 1999. Capital spending plans for the remaining quarter of fiscal 1999 includes additional expenditures of approximately $360,000 for productive equipment. Management expects to fund such spending out of its working capital and lease lines.

                  Management believes that the Company's working capital as now constituted will be adequate for the needs of the on-going core business. Management further believes that, in light of the Company's expansion objectives, the Company's current financial resources will not be adequate to provide for all of the on-going cash needs of the business. In particular, management expects to require additional financing to carry out its acquisition objectives. It is management's intention to complete at least one additional acquisition during fiscal 2000. Success in this part of the Company's growth plan will rely, in large measure, upon success in raising additional debt and/or equity capital. Management believes that it has several sources for such capital and expects that the combination of capital raised and acquisitions completed will produce anti-dilutive results for the Company's existing stockholders. While this is management's intention, there is no guarantee that they will be able to achieve this objective. The Company is not relying on the receipt of any new capital for its existing operations. It is important to note that, absent new capital, the Company will not be in a position to undertake some of the most promising elements of management's plans for expansion. In the event that new capital is raised, management intends to

                                                      Allied Devices Corporation

                          Results of Operations: Nine months ended June 30, 1999
                                   Compared with nine months ended June 30, 1998

================================================================================

                  implement its plans and will do so in keeping with its judgment at that time as to how best to deploy such added capital.

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

                                                      Allied Devices Corporation

                              Other Information: Nine months ended June 30, 1999

================================================================================

                  PART II. OTHER INFORMATION

      Item 3.     Submission of Matters to a Vote of Security Holders

                  On April 13, 1999, the Company held its 1999 Annual Meeting of Stockholders. At the Annual Meeting, the following matters were submitted to a vote of stockholders.

                  1. The following five individuals, constituting the full Board of Directors of the Company, were nominated and elected to serve as directors of the Company.

                        Mark Hopkinson              FOR:              2,986,194
                                               WITHHOLD
                                              AUTHORITY:                  2,000

                        P.  K. Bartow               FOR:              2,986,194
                                               WITHHOLD
                                              AUTHORITY:                  2,000

                        Salvator Baldi              FOR:              2,986,194
                                               WITHHOLD
                                              AUTHORITY:                  2,000

                        Christopher T. Linen        FOR:              2,986,194
                                               WITHHOLD
                                              AUTHORITY:                  2,000

                        Michael Michaelson          FOR:              2,986,194
                                               WITHHOLD
                                              AUTHORITY:                  2,000

                                                      Allied Devices Corporation

                              Other Information: Nine months ended June 30, 1999

================================================================================

                  2. The holders of 2,988,194 shares of common stock voted in favor with respect to the ratification of the selection of BDO Seidman, LLP, independent certified public acountants, to serve as independent accountants of the Company for the fiscal year ending September 30, 1999.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 30, 1999                     ALLIED DEVICES CORPORATION
                                            (Registrant)


                                        By: //Mark Hopkinson
                                            ------------------------------------
                                            Mark Hopkinson
                                            Chairman