Form 10KSB40
period 1999-09-30
ALLIED DEVICES CORP
filed 2000-01-13
CIK 869495

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                 Commission file number
   SEPTEMBER 30, 1999                                         0-24012          .
-------------------------                                 ----------------------
                           ALLIED DEVICES CORPORATION
           ---------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                  Nevada                             13-3087510
         ------------------------                 -------------------------
         (State of incorporation)                    IRS Employer
                                                    Identification Number)

2365 MILBURN AVENUE, BALDWIN, NEW YORK                          11510
-----------------------------------------                      --------
 (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code: (516) 223-9100

Securities registered pursuant to Section 12 (b) of the Exchange Act:

Securities registered pursuant to Section 12 (g) of the Exchange Act:

        Title of Class                            Number of Shares Outstanding
                                                    as of December 30, 1999
-----------------------------                    ----------------------------
Common Stock, $.001 par value                             4,847,592

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
YES X  NO
   ---   ---

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB X
                ---

Issuer's revenues for its most recent fiscal year: $22,827,298

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sale price on December 31, 1999 is approximately $5,603,296.

                                     PART I

ITEM 1   -        BUSINESS

                  Allied Devices Corporation ("Allied Devices" or the "Company") is a broad-line manufacturer and distributor of high precision mechanical components and sub-assemblies used in controlling and transmitting motion in industrial and commercial instruments and equipment. The Company has the capability of producing close tolerance parts and intricate assemblies at competitive costs and with short lead times. The Company's business strategy is to provide prompt service and technical support in certain industrial and high technology markets where customers generally expect extended lead times, missed deadlines and otherwise mediocre customer service and technical support.

                  The Company's major product groups include precision motion control and servo assemblies, instrument related fasteners, gears and gear products, and other components and sub-assemblies built to customer specifications. Allied Devices' customers are primarily original equipment manufacturers ("OEMs").

                  Allied Devices' principal marketing tool is its highly effective technical manual of standardized instrument components available through the Company. This catalog is in the hands of buyers and engineers throughout the United States and generates sales nationwide. Management estimates that the Company has distributed more than 90,000 copies of its printed catalog over the last decade, of which approximately 40,000 copies were distributed during the last three fiscal years. The current edition was published in November, 1998, and is over 650 pages in length. During 1998, the catalog was fully digitized and formatted for inclusion as live data in the Company's Internet website, making it simple for users to download the Company's standard technical data and drawings. The catalog and its search tools have been accessible on the Internet through a broad range of website links since January, 1999.

                  The breadth and standardized nature of the Company's standard product line result in multiple applications in many industries, stimulating demand at the level of both OEMs and distributors. The Company sells to a wide range of industries, principally medical and operating room equipment; laser equipment; robotics; computer peripherals; aerospace instrumentation; factory automation equipment and controls; machine tool builders; research and development facilities; semiconductor equipment makers; high vacuum and spectrometric devices; flow control and metering equipment makers; seals and glands; scientific instrumentation; and optics.

                  A typical customer is an OEM selling high ticket capital goods equipment. The components supplied by Allied Devices going into such equipment generally constitute a small percentage of the OEM's direct cost of manufacturing, typically less than $1000 per unit. Failure to deliver reliable quality in a timely manner can have an impact far in excess of the modest direct cost of the parts. As a result, the majority of Allied Devices' customers deem it imperative that parts supplied be on time and of reliably high quality. While these performance criteria are not contractual requirements, they are critical determinants in the placement of repeat business.

                  Allied Devices has structured itself generally to provide the service of "one stop shopping" for mechanical instrument assemblies and components. Furthermore, the Company's organization and inventory policies are designed to provide fast and timely response to customer orders, and to support "just in time" ("JIT") methods of material sourcing being used by more and more companies. Because the Company's lead times in response to customer orders are generally short (four weeks or less), backlog is not a meaningful indicator of business trends; therefore, no effort is made to monitor backlog closely.

                  Allied Devices' sales volume is not dependent on just a few large customers. The Company draws from a customer list of over 6,000, thereby limiting its exposure to the fortunes of any one industry or group of customers. In each of the past three years, the Company's twenty largest customers have represented as many as ten different industries and account collectively for only about 40% of shipments. Despite this diversity in direct customer relationships, a meaningful share of overall demand in the United States for high precision motion control devices has been driven by the requirements of the semiconductor equipment industry (building chip-making machinery). Fluctuations in demand for such equipment has an indirect but meaningful impact on the Company's shipping volume, as was evident from the severe downturn in that industry in the aftermath of the economic and financial crises in East Asia in 1997-1998. Within the US, the geographic concentration of the Company's customers is relatively low and fluctuates with conditions in each of the regions served. Allied Devices uses independent multi-line manufacturers' representatives to gain national coverage, thereby fielding some 70 salespeople in virtually all significant territories in the United States.

                  As the market for the Company's products has evolved, the Company has met its customers' needs by organizing operations into two functional areas: Catalog Sales and Distribution ("Catalog Operations") and Manufacturing and Subcontracting ("Manufacturing Services"). These two areas of the Company have been defined solely for internal operating effectiveness. Both areas serve the same markets and customer base and do not represent separate business segments.

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


                           1999                     $12,644,000
                           1998                     $14,507,000
                           1997                     $13,604,000
                           1996                     $15,145,000
                           1995                     $13,363,000


                  The decreases in revenues for 1997 and 1999 were the result of successive sharp downturns in the semiconductor manufacturing equipment sector of the U.S. economy. Historically, such severe downturns have been abnormal for the industries served by Allied. In recent years, the semiconductor equipment sector has emerged as a major consumer, directly and indirectly, for precision mechanical components and sub-assemblies as manufactured by the Company and its competitors. In 1997, the downturn appears to have been caused by excess inventory accumulation and overcapacity, and the duration of the slowdown appears to have been one year. While a recovery in this sector started in fiscal 1998, financial and economic turmoil in Asia during that year caused yet another downturn that continued through fiscal 1999. The Company has undertaken to diversify its business with additional products and more intensive marketing in industries unrelated to the semiconductor equipment sector.

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

                  MANUFACTURING SERVICES OPERATIONS

                  The Company's strategy has called for manufacturing the majority of the products that it sells. Management believes that such vertical integration ensures superior quality control, timely deliveries, control of priorities and cost efficiencies. During fiscal 1998, the Company added significantly to its manufacturing capacity through acquisition of a state-of-the-art machine shop facility. Thus, Allied now has four manufacturing divisions, each with particular specialties and focus in its capabilities. In order to promote maximum utilization of productive equipment, each manufacturing operation markets and sells its capabilities direct to customers. The following operations comprise Manufacturing Services:

                  Absolute Precision Co.    A sophisticated computer numerically
                  Ronkonkoma ,New York      controlled ("CNC") machine shop
                                            specializing in close tolerance,
                                            intricate machining of small
                                            complex parts that are sold both
                                            direct to end users in the fluid
                                            power and instrument industries and
                                            through Catalog Operations.

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

                  Astro Instrument Co.      A general machine shop with
                  Joplin, Missouri          diversified CNC and conventional
                                            capabilities,  producing the Kay
                                            Pneumatics  product line and
                                            manufacturing  components  for an
                                            established  customer base in
                                            several industries.

                  APPI, Inc.                A state-of-the-art CNC machining
                  (Atlantic Precision       operation specializing in close
                  Products)                 tolerance, intricate machining
                  Biddeford, Maine          of complex parts, made from exotic
                                            materials, and used in the medical,
                                            fluid flow control, instrument, and
                                            seal/gland industries.

                  Each of the operations in Manufacturing Services produces components sold both through Catalog Operations and to other catalog houses, generally at uniform list prices. In addition, each operation bids for specialized custom manufacturing work in the open market, taking on machining jobs on fixed price contracts. While long production runs are periodically accepted, the structure of Manufacturing Services' organization and facilities is generally oriented to shorter runs with higher margins. Pricing is based on combined material cost and standard hourly shop rates for labor and overhead.

                  Approximate revenues for Manufacturing Services were as follows for the last three years:


                                                                      Year Ended September 30,

                                                       ------------------ ---------------- -------------------
                                                             1999              1998               1997
                                                       ------------------ ---------------- -------------------
                  Sales to Catalog Operations *               $2,102,000       $2,422,000          $2,360,000
                  Sales to Outside Customers                  10,183,000        3,841,000           2,612,000
                  ------------------------------------ ------------------ ---------------- -------------------
                  Total Revenues                             $12,285,000       $6,263,000          $4,972,000
                  ==================================== ================== ================ ===================


                  * These revenue figures for Catalog Operations represent
                    interdivisional sales that are eliminated in consolidation.

                  Sales to Catalog Operations increase or decrease commensurate with the overall volume of shipments by Catalog Operations. The increases in Sales to Outside Customers in fiscal 1998 and 1999 were attributable principally to the acquisition of Atlantic Precision Products in July, 1998. The Company does not report results for Catalog Operations and Manufacturing Services separately, but management believes that both divisions make a positive contribution to operations. While the Company is intensively marketing its Manufacturing Services capability, management believes that existing capacity will support a substantial increase in volume without significant additions to current production facilities. Operations are now primarily single shift, representing an estimated 65% of capacity, giving the Company the flexibility to respond to increases in sales volume. Management intends, on a continuous basis, to examine its manufacturing methods, equipment and tooling, seeking ways to improve the quality and responsiveness of its capacity while minimizing the labor and skill content (and related cost) in its product. The Company has embarked on a program specifically oriented to making such improvements, and management intends to commit the capital necessary to carry out the program consistent with internal and confidential rate-of-return guidelines established by management.

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

                  QUALITY ASSURANCE

                  Although not legally required to do so in order to conduct its current business, the Company has emphasized rigorous standards of high quality in its products and in its manufacturing methods. In the 1980s, this led to the development of an internal quality control manual that sets forth both policies and procedures used throughout the Company. This manual meets or exceeds the requirements of MIL-STD-45208A, which defines acceptable standards for small business suppliers to the U.S. Government. In fiscal 1999, the Company successfully started the process of qualifying all of its operations for certification to ISO-9002, receiving certification for its Atlantic Precision Products facility in Biddeford, ME. A project is underway for obtaining certification for all of the Company's New York operations to ISO-9002 during fiscal 2000. In management's opinion, loss of qualification under MIL-STD-45208A or ISO-9002 would not have a material impact on the Company's ability to do business; likewise, in management's opinion, such qualification provides an indication to customers and potential customers of the degree of diligence that the Company exercises in adhering rigorously to high standards in pursuit of consistent quality.

                  EXPANSION PLANS

                  Management has developed a plan to expand the size of the Company. The plan has four basic elements: (1) expand the core business through more intensive marketing efforts; (2) add products within the existing line of business; (3) expand beyond the Company's core business into related lines of business through an acquisition program that will not only add volume and capacity but also provide marketing, operating and administrative synergies; and (4) raise additional equity capital as required to reduce the Company's indebtedness, thereby limiting financial leverage while expansion plans are being implemented. Certain elements of management's marketing strategy have been implemented (principally an ongoing advertising campaign and publication of an Internet catalog). In August, 1999, the Company engaged the services of a marketing professional to oversee the implementation of the remaining elements of its marketing plan. In November, 1999, the Company leased a 60,000 square foot space in Hicksville, NY, to consolidate and expand its New York operations, allowing for growth in Catalog Operations and Manufacturing Services over the next several years. At the same time, management is pursuing its acquisition strategy, having completed two acquisitions in fiscal 1998 and having targeted additional strategic candidates for acquisition in fiscal 2000. Management has raised (cumulatively) $2,163,000 in equity since the beginning of fiscal 1994, 60% in a private placement and the balance through the exercise of warrants and options. All such equity funds have been applied to working capital. Additional equity funds, if and when raised, will also be applied, at management's discretion, to working capital, thus being available for use in routine operations or for carrying out the Company's expansion plans.

                  MARKETING PROGRAMS

                  The Company has developed a program to stimulate substantial growth within its existing line of business. Feedback from customers and informal market research indicate that Allied Devices does not yet have widespread customer awareness in the markets it serves. Thus, the principal thrust of the Company's plan is to make its target customers and markets more fully aware of the Company's range of capabilities and of the usefulness of standardized components in general. The program is divided into modules and is being implemented as management deems appropriate.

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

                  ACQUISITION PROGRAM

                  As part of its plans for growth, management intends to continue with its acquisition program. By its own assessment, management views the market in which it competes as large (over $1 billion), highly fragmented, and poised for consolidation. Strategically, management intends to focus on acquiring businesses with the following characteristics: (a) significant potential for sales growth; (b) high prospects for synergy and/or consolidation in marketing, manufacturing and administrative support functions; (c) relatively high gross margins (30% or more); (d) effective operating management in place; (e) a reputation for quality in its products; and (f) represents lateral or vertical integration. Management has completed two acquisitions and is assessing additional prospective candidates.

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

                  EMPLOYEES

                  The Company currently employs 52 salaried and 186 hourly personnel. Wage rates and benefits are competitive in the labor markets from which the Company draws. Twenty-nine of its hourly employees are represented by two local unions (19 by the National Organization of Industrial Trade Unions ("NOITU") and 10 by Local 999 of the Teamsters). The contract with Local 999 expires in August 2000, and the contract with NOITU expires in November 2000. Management intends to negotiate new contracts before the expiration of current contracts. The Company has had no strikes, walkouts or other forms of business disruption attributable to poor labor relations. Relations with employees and the unions are open and constructive.

                  CAPITAL EQUIPMENT

                  The Company uses a wide variety of machinery and equipment in manufacturing and assembly of its product line. While most of the equipment is owned by the Company or its subsidiaries, certain key pieces of equipment are leased. Fourteen leases, covering certain specific CNC machines, have original lease terms ranging from four to five years, with purchase options at the end of each lease. Rates vary from 7.01% to 10%, and expiration dates range from 2000 to 2004. The aggregate value of these leases was $2,720,000 as of September 30, 1999.

ITEM 2   -        PROPERTIES

                  Listed below are the principal plants and offices of the Company. All property occupied by the Company is leased except as otherwise noted. Management plans to consolidate operations currently in Baldwin, NY, Freeport, NY and Ronkonkoma, NY into one building in Hicksville, NY during fiscal year 2000. Thus, the leases in three of the four New York locations to be vacated are on a month-to-month basis through April, 2000; the lease on the fourth will be cancelled at the mutual convenience of the landlord and the Company. The lease for the Hicksville, NY facility was executed in November, 1999.


      Location             Square Feet       Lease Expiration            Principal Activities
----------------------    --------------    --------------------     -----------------------------
Baldwin, NY                      18,000     December, 1999*          Catalog Manufacturing and
                                                                     Distribution Operations
Freeport, NY                     10,000     December, 1999*          Screw Machine Operations
Freeport, NY                      5,200     January, 2000*           Catalog Manufacturing
                                                                     Operations

Hicksville, NY                   60,000     April, 2010              Consolidation of Catalog
                                                                     Operations and
                                                                     Manufacturing Services
Biddeford, ME                    30,000     June, 2003               CNC Machine Shop
Windham, ME                      10,000     June, 2003               CNC Machine Shop
Ronkonkoma, NY                    8,200     April, 2004**            CNC Machine Shop
Joplin, MO                       13,000     (Owned)                  CNC and Conventional
                                                                     Machine Shop


                    *At the mutual convenience of the respective landlords and the Company, these facilities are occupied on a month-to-month basis pending completion of consolidation into Hicksville. **At the mutual convenience of the landlord and the Company, this lease will be cancelled when the Company completes its move into the Hicksville facility.

ITEM 3   -        LEGAL PROCEEDINGS

                  The Company knows of no material pending legal proceedings (other than routine claims incidental to its business) in which it or any of its officers or directors in their capacity as such is a party.

ITEM 4  -         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
---------------------------------------------------------------------

                  Not applicable.

                                     PART II

ITEM 5   -        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

                  The Company's common stock was originally listed on National Association of Securities Dealers Automated SmallCap Market ("NASDAQ") as of November 17, 1994. Trading in the Company's stock has been active and regular since then. A total of 2,545 trades representing approximately 3,927,719 shares (as reported by NASDAQ in their routine statistical summaries) were completed during fiscal 1999. During fiscal 1999, the Board of Directors of the Company approved a plan to repurchase shares from the open market, and pursuant to that plan the Company repurchased 100,350 shares from time to time at an average price of $1.29 per share. As of September 30, 1999, the Company had 426 holders of record of its common stock. The Company has nine listed market-makers, and the trading ranges by quarter for fiscal 1999 and 1998 were as follows:


                                                         Fiscal 1999                Fiscal 1998
                                                      High          Low           High         Low
                           First Quarter             $1.5155       $1.344        $2.8125      $2.00
                           Second Quarter            $1.672        $1.2345       $2.4375      $1.875
                           Third Quarter             $1.3435       $1.2185       $2.5625      $2.125
                           Fourth Quarter            $1.422        $1.203        $3.00        $1.5312


ITEM 6   -        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

                  The following selected consolidated financial data have been derived from the audited financial statements of Allied Devices Corporation. The selected financial data should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-KSB.


                                                               Year Ended September 30,

                                                           -----------------        --------------
                                                                  1999                    1998
                                                                  ----                    ----
                               STATEMENT OF
                               OPERATIONS DATA:

                               Net sales                        $ 22,827,298          $18,448,483

                               Net income                       $ 494,994             $ 1,030,673

                               Earnings per share:
                                  Basic                            $    .10                  $.22
                                  Diluted                          $    .10                  $.22
                               Weighted average
                               number of
                               shares
                               outstanding
                                  Basic                           4,913,255             4,699,526
                                  Diluted                         4,966,836             4,763,404


                               BALANCE SHEET DATA:
                               Total assets                     $24,858,026           $22,973,619
                               Working capital                  $ 9,398,931           $ 9,594,752
                               Long-term debt                   $10,931,435           $11,031,687
                               Stockholders' equity             $ 9,481,924           $ 9,116,101


         RESULTS OF OPERATIONS: YEAR ENDED SEPTEMBER 30, 1999, COMPARED
                 WITH YEAR ENDED SEPTEMBER 30, 1998

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

                  Net sales for fiscal 1999 were $22,827,000 as compared to $18,448,000 in fiscal 1998. This increase of 23.7% was the result of a combination of factors: (1) sales generated by the operations acquired in the second half of fiscal 1998 contributed approximately $6.7 million of incremental volume in fiscal 1999; (2) economic and financial instability in East Asia induced a sharp downturn in the semiconductor equipment sector of the U.S. economy, with depressed conditions enduring for effectively all of fiscal 1999, resulting in a decrease in volume estimated by management to be approximately $4.2 million; and (3) continued intense marketing efforts resulted in improved sales to companies in other sectors, adding an estimated $1.9 million to shipments during fiscal 1999. Management believes that the Company's marketing strategy, consistently applied, will continue to result in above average growth in sales. The principal contributors to such growth will be, in management's estimation, the following: (1) a continuing series of advertisements in various industry/trade magazines, designed to create more wide-spread awareness of the Company and its products and services; (2) a series of programs of continuous improvement, including qualification for ISO-9002, particularly in the areas of customer service and support; (3) a program to expand the range of support services provided to the Company's larger customers; and (4) diversification of sales to reduce dependence on the semiconductor equipment sector.

                  The Company's gross margin was 34.15% of net sales in fiscal 1999, up from 34.07% in fiscal 1998. The lower level of sales activity permitted the Company to manufacture more and purchase less, resulting in the following changes from fiscal 1998: (1) net materials expense decreased as a percentage of sales, increasing gross margins by 3.57%; (2) careful management of wages and overtime through the slowdown resulted in lower payroll costs as a percentage of sales, improving gross margins by 0.83%; (3) the Company shipped a lower volume of product on relatively stable costs of factory operations, decreasing gross margins by 2.43%; and (4) additions to production equipment increased depreciation (a non-cash expense) as a percentage of sales, decreasing gross margins by 1.89%.

                  The Company did not increase prices materially in fiscal 1999.

                  Selling, general and administrative expenses as a percentage of net sales were 26.3% in fiscal 1999, as compared to 23.2% in fiscal 1998. The following factors account for this change:
                  (1) selling and shipping expenses and commissions decreased as a percentage of net sales by approximately 2.2% as expenditures on marketing were decreased during the downturn in shipping volume; (2) administrative payroll, benefits, and related expenses increased as a percentage of net sales by 2.7%, principally as a result of certain termination and lay-off expenses incurred during the downturn; (3) other administrative expenses (collectively) increased as a percentage of net sales by approximately 1.8%, partially as a function of expenses and write-downs related to the Company's impending move and consolidation of New York facilities into one building; and (4) depreciation and amortization (non-cash expenses) increased by 0.8% as a result of goodwill incurred in making the two acquisitions in fiscal 1998.

                  Interest expense increased by $620,000 in fiscal 1999 as a function of higher borrowings incurred to finance the two acquisitions completed in fiscal 1998 .

                  Provision for income taxes in fiscal 1999 was 36.1% of pre-tax income, as compared to 36.2% in fiscal 1998. See the notes to the consolidated financial statements for a reconciliation to the federal statutory rate.

         RESULTS OF OPERATIONS: YEAR ENDED SEPTEMBER 30, 1998 COMPARED
                      WITH YEAR ENDED SEPTEMBER 30, 1997.

                  During fiscal 1998, the Company successfully completed two acquisitions as part of its plan for growth by acquisition. The two companies acquired were as follows:

                  - Kay Pneumatic Valves, Inc. ("Kay"), manufactures a line of three-way and four-way direction control and power valves with a reputation for exceptional durability and speed. The standard, "off-the-shelf" product is described in a set of detailed catalogs and appears to offer attractive potential as a lateral addition to the Company's other catalog offerings to its targeted markets. Kay's revenues were somewhat over $800,000 in calendar 1997, and management believes that, under the stewardship of prior management, marketing efforts were ineffective and production inefficient. The assets and operations of the business were acquired for $850,000 in cash in January, 1998, and transferred from Long Island to the Company's Astro Instrument facilities in Joplin, Missouri in February, 1998. For the first year, operations were dedicated to establishing acceptable levels of customer service and gaining a thorough understanding of production costs and the existing marketing mix (product focus, pricing, distribution strategy, competition, inventory balancing, and customer service strategy). Since then, management has been developing a marketing plan for aggressive promotion of the Kay product line under the Kay and King trade names.
                  - Atlantic Precision Products, Inc. ("APPI" or "Atlantic") is a state-of-the-art CNC machining operation with locations in Biddeford and Windham, Maine. APPI sells intricate and complex custom machined components to leading edge customers in the aircraft instrument, flow metering/control, and seal/gland industries, primarily in New England. Sales volume of $9.3 million in calendar 1997 was relatively concentrated in 5 customers, with four of those being on Kanban or other dedicated sole-source supply arrangements. Management believes that their manufacturing methods and know-how will permit substantial growth in throughput at Atlantic while, through technology interchange, enabling the Company as a whole to manufacture more efficiently. Consideration at closing for the business was $7.2 million in cash and 250,000 shares of the Company's common stock. Performance consideration is a negotiated percentage of earnings for APPI for each of the first three years of operation as a division of Allied.

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

                  The Company's gross margin was 34.07% of net sales in fiscal 1998, down from 36.49% in fiscal 1997. This was principally the result of two elements: (1) materials expense as a percentage of sales decreased, increasing gross margins by 0.81%; and (2) factory payroll and overhead as a percentage of sales increased, lowering gross margins by 3.23%. This decrease in margin is attributable to the following factors:

                  - The consummation and assimilation of the two acquisitions completed during the fiscal year resulted in temporary operating diseconomies while integrating the acquired entities into the Company. Higher levels of payroll and duplication of overhead expenses are common at such times, with the period of transition following each acquisition being approximately six months. Following this, gross margins returned to being more in line with the Company's objectives.
                  - The fire in April destroyed the Company's production planning and control system. As a direct outcome, during the ensuing five months, the normally orderly flow of production work in Catalog Operations was regularly disrupted by "emergency" production runs made to cover late deliveries of materials. The resultant combination of high levels of overtime and extremely short lot sizes eroded margins during the recovery period (April through September, 1998). Management made a conscious decision to tolerate this temporary condition rather than risk further deterioration of the Company's service performance to its customers.

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

YEAR 2000

                  Neither the Company nor any of its major vendors or critical third party suppliers appear to have experienced any material problems as a result of the advent of the Year 2000. However, there can be no assurances that any Year 2000 compliance measures taken will not fail to function, which failures could have a material adverse effect on the Company's business.

                  The statements contained in this Year 2000 readiness disclosure are subject to certain protection under the Year 2000 Information and Readiness Disclosure Act.

LIQUIDITY AND CAPITAL RESOURCES

                  The Company's financial condition remained consistent during fiscal 1999 as operations generated net cash of $1,806,000. Financing activities (net) used cash of $949,000 over the course of the year, capital expenditures (net) used $210,000, deferred acquisition financing used $350,000, and repurchase of common stock in the open market used $129,000, with the remaining $168,000 being added to cash on hand. Net working capital decreased by $196,000 to $9,399,000 during the year. The changes in current assets and current liabilities for the year ended September 30, 1999 contributed to the decrease in working capital as follows:

                  - Accounts receivable (net of reserve for doubtful accounts) increased by $525,000 during the year. This increase was a function of higher sales volume at year-end ($501,000) and a slight increase in the average collection period from 45 days at the end of fiscal 1998 to 45.3 days at the end of fiscal 1999 ($24,000).
                  - Inventories increased by $828,000 during the fiscal year, with the turnover rate increasing from 1.4 times in fiscal 1998 to 1.6 times in fiscal 1999. This increase was achieved despite a sharp slowdown with many of the Company's most important customers. Current industrial procurement practices, Kanban and demand-pull ("JIT") systems in particular, leave manufacturers vulnerable to temporary build-ups, since production builds on the basis of forecasted needs as much as three months in advance of actual demand. As an operating principle, management has made prompt service, product availability and quick turnaround of production orders key strategic factors in gaining a strong competitive position in the Company's markets. Substantial inventories are, in management's judgment, a necessity in supporting this strategy and responding to demanding delivery requirements imposed by the Company's customers. As the Company's growth plan continues to unfold, management expects to see continued improvement in the inventory turnover rate.

                  - Prepaid expenses and other current assets decreased by $115,000 as the result of capitalizing certain prepaid administrative expenses ($27,000), collecting certain casualty losses (previously accrued) from insurance carriers of $266,000, and booking certain deferred income taxes ($124,000).
                  - Current liabilities, exclusive of current portions of long-term debt and capital lease obligations, increased by $1,011,000 (net), as higher levels of manufacturing activity increased accounts payable by $360,000, the Company's average payment period on accounts payable and accrued expenses was increased from 35 days in fiscal 1998 to 42 days in fiscal 1999 (an increase of $370,000), and the Company's income taxes payable increased by $281,000.
                  - Current portions of long-term debt and capital lease obligations increased by $591,000 (net) as a function of the terms of acquisition and lease financings.
                  -   Cash balances increased by $168,000.

                  Management believes that the Company's working capital as now constituted will be adequate for the needs of the on-going core business (inclusive of acquired entities). During fiscal 1999, the Company and its principal lending institution mutually agreed to amend certain terms of its credit facility, reducing its revolving credit facility from $10 million to $7.5 million and modifying certain financial covenants in recognition of industry-wide business conditions. The Company, at the end of fiscal 1999, was using approximately $3,400,000 of its revolving credit facility.

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

                  Outlay for capital expenditures in fiscal 1999 amounted to $173,000 ($969,000 including capital leases, net of equipment dispositions), as compared to $637,000 ($869,000 including capital leases, net of equipment dispositions) in fiscal 1998. These expenditures represent both facets of the Company's capital spending program: (1) a continuation of management's program of continuous improvement through modernization and automation of facilities ($753,000), and (2) upgrading, support and installation of new computer and communications equipment ($215,000). Capital spending plans for fiscal 2000 call for similar levels of investment in software and hardware for the Company's computer system and further additions and upgrades to high-efficiency production machinery. Management expects to fund such spending plans out of working capital and credit facilities.

                  During fiscal 1998, the Company acquired effectively all of the assets, properties, business and rights of, and assumed specified liabilities of Atlantic Precision Products, Inc. Consideration for the assets, net of liabilities, of APPI included a commitment to make supplemental payments of purchase consideration to the seller based on the performance of APPI during each of the first three one-year operating periods following the Closing. The supplemental consideration earned for the first year following closing (12 months ended June 30, 1999) amounted to approximately $939,000, of which $350,000 was paid in cash and the balance in notes payable over three years.

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

                  EXPANSION PLANS

                  Management has developed a plan to expand the size of the Company. Basically, the plan has four elements: (1) expand the core business through more intensive and focused marketing efforts; (2) add products within the existing line of business; (3) expand beyond the Company's core business into related lines of business through an acquisition program that will not only add volume and capacity but also provide marketing, operating and administrative synergies; and (4) raise additional equity capital as required to reduce the Company's indebtedness, thereby limiting financial leverage while expansion plans are being implemented. In August, 1999, the Company engaged the services of a marketing professional to oversee the implementation of the remaining elements of its marketing plan. In November, 1999, the Company leased a 60,000 square foot space in Hicksville, NY, to expand and consolidate its New York operations, allowing for growth in Catalog Operations and Manufacturing Services over the next few years. At the same time, management is pursuing its acquisition strategy, having completed two acquisitions in fiscal 1998 and having targeted additional strategic candidates for acquisition in fiscal 2000. Plans to raise additional equity will be carried out when management considers it appropriate to do so and believes market conditions to be favorable to existing stockholders.

                  IMPACT OF INFLATION AND OTHER BUSINESS CONDITIONS

                  Management believes that inflation has no material impact on the operations of the business. The Company has been able to react to increases in material and labor costs through a combination of greater productivity and selective price increases. The Company has no exposure to long-term fixed price contracts.

                  RECENT ACCOUNTING PRONOUNCEMENTS

                  A)  Investment Derivatives and Hedging Activities Income

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

                  SFAS 133 is effective for financial statements for periods beginning after June 15, 2000. To date, the Company has not traded in derivatives or engaged in hedging activities.

ITEM 7   -        FINANCIAL STATEMENTS

         (1)      Financial Statements

                  See index to Financial Statements on Page F-2.

ITEM 8   -        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE

                  None

                                    PART III

ITEM 9   -        DIRECTORS AND EXECUTIVE OFFICERS

The Executive Officers and Directors of the Company are as follows:


 NAME                                              AGE                 POSITION(S) HELD WITH COMPANY
 ---------------------------------------------------------------------------------------------------
Mark Hopkinson                                     52                  Chairman of the Board of Directors,
                                                                       President, Chief Executive Officer,
                                                                       Secretary

Salvator Baldi                                     77                  Executive Vice President, Director

Andrew J. Beck                                     51                  Assistant Secretary

P.K. Bartow                                        52                  Director

Christopher T. Linen                               52                  Director

Michael Michaelson                                 77                  Director

Paul M. Cervino                                    45                  Principal Financial Officer, Principal
                                                                       Operating Officer, Principal
                                                                       Accounting Officer, Treasurer


ITEM 9   -        DIRECTORS AND EXECUTIVE OFFICERS (CONTINUED)

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

                  Mark Hopkinson, age 52, has been Chairman of the Board since 1981, when he and Mr. Bartow organized the acquisition of the Company. He also served as President of the Company from 1981 until March, 1994. He is a graduate of the University of Pennsylvania and of the Harvard Graduate School of Business Administration. Prior to acquiring Allied Devices, he was a management consultant, working originally with Theodore Barry & Associates from 1977 to 1978 and later as an independent and with the Nicholson Group from 1978 to 1981. The focus of his work in the period leading up to 1981 was development of emerging growth companies, both in the United States and in lesser developed countries. He served as an officer in the United States Navy from 1969 to 1972.

                  Salvator Baldi, age 77, was one of the original founders of the Company in 1947. He has been a Director of the Company since February, 1994. The business was started as a general machine shop and developed through the years as a supplier to certain principal competitors of the Company in the market for standardized precision mechanical parts. By the late 1970's, the Company had become a competitor, offering its own catalog of components. He and his partners sold the Company to the investor group assembled by Mr. Hopkinson and Mr. Bartow in October, 1981, with Mr. Baldi remaining with the Company under an employment contract. By the time his contract expired two years later, Mr. Baldi had negotiated to repurchase an interest in the Company. He currently works on an abbreviated work schedule.

                  Andrew J. Beck, age 51, has been a partner with the law firm of Torys Haythe since prior to 1989. He became Assistant Secretary of the Company in March, 1994. Mr. Beck holds a B.A. in economics from Carleton College and a J.D. from Stanford University Law School.

ITEM 9   -        DIRECTORS AND EXECUTIVE OFFICERS (CONTINUED)

                  P.K. Bartow, age 52, is President of The InterBusiness Marketing Group. From March, 1994 through November, 1998, he was President of the Company. Prior to 1994, he served as Vice President of the Company from when he and Mr. Hopkinson organized its acquisition in 1981 until March, 1994. While active in management at Allied Devices, Mr. Bartow was Director of Marketing and Sales, and he continues to provide marketing consulting services to the Company. Prior to acquiring Allied Devices, Mr. Bartow had joined the Nicholson Group in 1978, and performed facility and feasibility studies for emerging growth companies. Mr. Bartow received a B.A. degree from Williams College in 1970, and a M.Arch degree from the University of Pennsylvania in 1974.

                  Christopher T. Linen, age 52, became a Director of the Company during fiscal 1997. He is currently principal of Christopher Linen & Company, through which he has invested in a series of early stage, internet and technology-related enterprises. Prior to this, from 1975 until 1996, he was an executive with Time Inc. (later Time Warner Inc.) where he managed a series of six subsidiaries or divisions in Asia, Latin America, the United States, and worldwide. Prior to that, he was Assistant Financial Director of the Italhai Holding Company, Ltd. (Bangkok), during which tenure he was Publisher of the Bangkok World, an English language daily newspaper. He is a director of Starmedia Networks Inc., Chairman of Nirvana Soft Inc., and a Trustee of The Family Academy, an experimental public school. He holds a B.A. from Williams College and attended the Graduate School of Business Administration at New York University.

                  Michael Michaelson, age 77, has been a Director of the Company since 1990. He has been President and sole stockholder of Rainwater Associates, Inc. since 1979, providing management and marketing consultation services to clients principally in publishing and related industries. He is also on the board of directors of Retail Entertainment Group, Inc., a public company. From 1986 to 1989, he was Chairman of the Council on Economic Priorities. From 1977 to 1979, he was co-founder and Chairman of the Board of Games Magazine, which was sold to Playboy magazine in 1979. From 1970 to 1978, Mr. Michaelson worked for Publishers Clearing House, where he was Senior Vice President. From 1968 to 1970, he was President and Founder of Campus Subscriptions, Inc. Mr. Michaelson served in the United States Army in the South Pacific during World War II, where he was a Company Commander in the 35th infantry, 25th division and received the Bronze Star and the Purple Heart. He received a B.S. degree from New York University in 1948.

                  Paul M. Cervino, age 45, has been the Chief Operating Officer of the Company since November, 1998. From January, 1996 until October, 1998, he served as Chief Financial Officer. Prior to 1996, he was employed by Sotheby's Holdings, Inc., an international art auction house. From 1992 to 1995, he was a member of the European Board of Directors and Chief Financial Officer of Sotheby's Europe and Asia, operating in London. From 1985 to 1992, he was a Director and Chief Financial and Administrative Officer of Sotheby's North America. From 1976 to 1985, he worked for Sotheby's in various other financial capacities.

ITEM 10  -        EXECUTIVE COMPENSATION

                  The following table sets forth the salary and bonus compensation paid during the fiscal years ended September 30, 1999, 1998 and 1997 to the Chairman and Chief Executive Officer of the Company. No other Executive Officer of the Company received fiscal 1999 salary and bonus compensation which exceeded $100,000. The Company's Directors receive $1,250 per quarter and 25,000 options per year for their services as such and reimbursement for any expenses they may incur in connection with their services as Directors.


                                  "Summary Compensation Table"

--------------------------------------------------------------------------------------------------
Name and Principal      Fiscal Year       Salary            Other Annual   Long Term Compensation
Position                                                    Compensation    Awards-Options/ SAR's

--------------------------------------------------------------------------------------------------
Mark Hopkinson,             1999         $123,725                     $0                   22,000
Chairman and Chief
Executive Officer
                            1998         $110,005                     $0                        0
                            1997         $97,221                      $0                   27,400


                  Under the terms of the Company's 1993 Incentive Stock Option Plan, the following options were granted to the Chief Executive Officer of the Company during fiscal year 1999


                             "Option/SAR Grants in Last Fiscal Year"

--------------------------------------------------------------------------------------------------
Name                           Number of       % of Total Options    Exercise or     Expiration
                               Securities          Granted to         Base Price        Date
                               Underlying     Employees in Fiscal       ($/Sh)
                            Options Granted           Year

--------------------------------------------------------------------------------------------------
Mark Hopkinson                   22,000               10%              $1.063          4/7/09

                  Aggregated Options/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values.




Name                          Shares         Value                Number of                 Value of
                           Acquired on    Realized               Securities                Unexercised
                           Exercise (#)      ($)                 Underlying               In-the-Money
                                                                Unexercised              Options/SARs at
                                                              Options/SARs at               FY-End ($)
                                                                 FY-End (#)                Exercisable/
                                                               Exercisable/               Unexercisable
                                                              Unexercisable
--------------------------------------------------------------------------------------------------

Mark Hopkinson               -             $ -                  54,000/0               $44,036/$0


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

                  Under the terms of its employee stock option plan (adopted in October, 1993 and amended in December, 1995 and March, 1998), the Board of Directors is empowered at its discretion to award options to purchase an aggregate of 1,500,000 shares of the Company's common stock to key employees. Prior to fiscal 1999, the Company had granted options to purchase an aggregate of 1,107,000 shares to key employees and Directors, with exercise prices ranging from $0.35 to $3.00 per share. During fiscal 1999, the Company granted options to purchase 219,000 shares of the Company's common stock, at exercise prices ranging from $1.063 to $1.25, to 14 individuals (one executive, two Directors and nine non-executive managers). In January, 1999, all Directors and certain Officers voluntarily surrendered 974,400 options awarded to them in prior years as part of a comprehensive review of the compensation of Directors and Officers.

ITEM 11  -        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  The following table sets forth the number and percentage of the Company's shares of Common Stock owned of record and beneficially by each person or entity owning more than 5% of such shares and by all executive officers and directors, as a group at September 30, 1999:


                                Name                                         Number of     Current
                                                                             Shares Owned  Percentage
                                -------------------------------------------- ------------- -------------
                                Mark Hopkinson(1) (3) (7)
                                2365 Milburn Avenue                               809,571     16.50%
                                PO Box 502
                                Baldwin, NY  11510

                                P.K. Bartow (2) (4) (7)                           625,688     12.90%
                                2365 Milburn Ave.
                                PO Box 502
                                Baldwin, NY  11510

                                Salvator Baldi (1) (5) (7)                        531,473     10.96%
                                2365 Milburn Ave.
                                PO Box 502
                                Baldwin, NY  11510

                                Michael Michaelson (2)(6)(7)                      123,584     2.52%
                                2365 Milburn Ave.
                                PO Box 502
                                Baldwin, NY  11510

                                Christopher T. Linen (2)(9)                       140,000     2.86%
                                203 Poverty Hollow Road
                                Redding, CT 06896

                                Andrew J. Beck (8)                                  6,000     0.12%
                                71 Willow Street, Apt. 1
                                Brooklyn, NY  11201

                                Paul M. Cervino (8) (10)                          133,600     2.69%
                                2365 Milburn Ave.
                                PO Box 502
                                Baldwin, NY  11510

                                All Executive Officers and                      2,369,916     46.19%
                                Directors as a Group (7 persons)


ITEM 11  -        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT (CONTINUED)

                  (1)      Officer and Director

                  (2)      Director only.

                  (3) Mark Hopkinson is General Partner of the Hopkinson Family Partnership (in which he has exclusive management rights), which owns 700,000 of the shares included herein. Also included in Mr. Hopkinson's shareholdings are 5,660 shares represented by warrants exercisable by Mr. Hopkinson until December 31, 1999 and 54,000 shares represented by currently exercisable options. These warrants expired unexercised in fiscal 2000. Mr. Hopkinson disclaims beneficial ownership of 15,700 shares owned by his wife.

                  (4) Included in Mr. Bartow's shareholdings are 1,722 shares represented by warrants exercisable by Mr. Bartow until December 31, 1999. These warrants expired unexercised in fiscal 2000. Mr. Bartow disclaims ownership of 15,000 shares owned by members of his immediate family.

                  (5) Included in Mr. Baldi's shareholdings are 898 shares represented by warrants exercisable by Mr. Baldi until December 31, 1999. These warrants expired unexercised in fiscal 2000.

                  (6) Included in Mr. Michaelson's shareholdings are 2,584 shares represented by warrants exercisable by Mr. Michaelson until December 31, 1999 and 50,000 shares represented by currently exercisable options. These warrants expired unexercised in fiscal 2000. Mr. Michaelson disclaims ownership of 160,000 shares owned by his wife.

                  (7) As consideration for various services rendered to the Company in the period 1983 until 1990, the Company issued certain stockholders warrants to purchase up to 340,000 shares of common stock at prices ranging from $0.30 per share to $0.70 per share. 329,136 of those warrants have been exercised, prior to their expiration, and 10,864 of those warrants remained exercisable at September 30, 1999. All warrants unexercised at the end of fiscal 1999 expired unexercised in fiscal 2000.

                  (8)      Officer only.

                  (9) Includes 50,000 shares represented by currently exercisable options.

                  (10) Includes 118,000 shares represented by options, some currently exercisable and others vesting in periods out through fiscal 2002.

ITEM 12  -        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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


                                                                                  Principal
                                                                                   Value of           Number of
                                                          Cash Paid               New Notes            Warrants
                                                          ---------               ---------            --------
                  Salvator Baldi                            $ 1,796.59             $ 16,169.32              898

                  P.K. Bartow                               $ 3,445.14             $ 31,006.25            1,722

                  Mark Hopkinson                            $11,319.74             $101,877.69            5,660

                  Michael Michaelson                        $ 5,167.71             $ 46,509.37            2,584


                  Each warrant was exercisable at a price of $2.00 per warrant into one share of Common Stock until December 31, 1999. The notes were retired during fiscal 1996. The warrants expired unexercised.



ITEM 13  -        EXHIBITS AND REPORTS ON FORM 8-K

                   (a)   Exhibits

                         The exhibits required to be filed as a part of the form are listed in the attached Index to Exhibits.

                   (b)   Reports on Form 8-K

                         No reports on Form 8-K were filed in the last quarter of fiscal 1999.

                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     ALLIED DEVICES CORPORATION

                                                     /s/ Mark Hopkinson
                                                     ---------------------
                                                     Mark Hopkinson
                                                     Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURES                      TITLE                                      DATE

/s/ Mark Hopkinson
------------------------        Chairman of the Board, President,
Mark Hopkinson                   Principal Executive Officer,
                                 and Director
/s/ Salvator Baldi
------------------------        Executive Vice President
Salvator Baldi                   and Director

/s/ Philip Key Bartow
------------------------        Director
Philip Key Bartow

/s/ Michael Michaelson
------------------------        Director
Michael Michaelson

/s/ Christopher T. Linen
------------------------        Director
Christopher T. Linen

/s/ Paul M. Cervino
------------------------       Principal Financial Officer,
Paul M. Cervino                 Principal Operating Officer,
                                Principal Accounting Officer,
                                Treasurer

             CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Stockholders' and Board of Directors of
Allied Devices Corporation
Baldwin, New York

We hereby consent to the incorporation by reference and inclusion in the Prospectuses constituting part of the Registration Statements filed on Form S-8 on April 6, 1994 and April 8, 1996 of our report dated January 12, 2000 relating to the consolidated financial statements of Allied Devices Corporation and subsidiaries appearing in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1999.



BDO SEIDMAN, LLP
Melville, New York

January 13, 2000

                           ALLIED DEVICES CORPORATION
                                     AND SUBSIDIARIES





                                               CONSOLIDATED FINANCIAL STATEMENTS
                                         YEARS ENDED SEPTEMBER 30, 1999 AND 1998

                           ALLIED DEVICES CORPORATION
                                     AND SUBSIDIARIES


                                               CONSOLIDATED FINANCIAL STATEMENTS
                                         YEARS ENDED SEPTEMBER 30, 1999 AND 1998

                                                      ALLIED DEVICES CORPORATION
                                                                AND SUBSIDIARIES


                                                                           INDEX




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

           Statements of stockholders' equity                            F-6

           Statements of cash flows                                      F-7

           Notes to financial statements                          F-8 - F-24


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Stockholders' and Board of Directors of
Allied Devices Corporation
Baldwin, New York


We have audited the accompanying consolidated balance sheets of Allied Devices Corporation and subsidiaries as of September 30, 1999 and 1998 and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Allied Devices Corporation and subsidiaries at September 30, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



BDO Seidman, LLP



Melville, New York

January 12, 2000

                                                      ALLIED DEVICES CORPORATION
                                                                AND SUBSIDIARIES

                                                                  BALANCE SHEETS



SEPTEMBER 30,                                                                        1999               1998
-----------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT:
   Cash                                                                           $    443,039    $    275,238
   Accounts receivable, net of allowance for doubtful
       accounts of $57,000 and $42,000, respectively                                 3,050,884       2,526,068
   Inventories                                                                       9,731,773       8,903,220
   Prepaid expenses and other current assets                                           126,902         366,057
   Deferred income taxes                                                               165,000          41,000
-----------------------------------------------------------------------------------------------------------------
        TOTAL CURRENT ASSETS                                                        13,517,598      12,111,583
PROPERTY, PLANT AND EQUIPMENT, AT COST, NET OF ACCUMULATED
   DEPRECIATION AND AMORTIZATION                                                     7,335,000       7,607,246
EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED, NET OF
   ACCUMULATED AMORTIZATION OF $648,560 AND $412,569                                 3,584,512       2,880,523
OTHER ASSETS                                                                           420,916         374,267
-----------------------------------------------------------------------------------------------------------------
                                                                                  $ 24,858,026    $ 22,973,619
-----------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT:
   Accounts payable                                                               $  1,867,578    $  1,243,306
   Income taxes payable                                                                280,778            --
   Accrued expenses and other                                                          392,772         286,900
   Current portion of long-term debt and capital lease obligations                   1,577,539         986,625
-----------------------------------------------------------------------------------------------------------------
        TOTAL CURRENT LIABILITIES                                                    4,118,667       2,516,831
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                                        10,931,435      11,031,687
DEFERRED INCOME TAXES                                                                  326,000         309,000
-----------------------------------------------------------------------------------------------------------------
        TOTAL LIABILITIES                                                           15,376,102      13,857,518
-----------------------------------------------------------------------------------------------------------------
COMMITMENTS (NOTES 2, 8, 9 AND 10)
STOCKHOLDERS' EQUITY
   Common stock, $.001 par value, authorized
       25,000,000 shares, issued and outstanding 4,947,942
       and 4,947,942                                                                     4,948           4,948
   Additional paid-in capital                                                        3,624,721       3,624,721
   Retained earnings                                                                 5,981,426       5,486,432
-----------------------------------------------------------------------------------------------------------------
       SUBTOTAL                                                                      9,611,095       9,116,101
    Treasury stock, at cost (100,350 shares)                                          (129,171)           --
-----------------------------------------------------------------------------------------------------------------
      TOTAL STOCKHOLDERS' EQUITY                                                     9,481,924       9,116,101
-----------------------------------------------------------------------------------------------------------------
                                                                                  $ 24,858,026    $ 22,973,619
-----------------------------------------------------------------------------------------------------------------


                   SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                      ALLIED DEVICES CORPORATION
                                                                AND SUBSIDIARIES


                                                            STATEMENTS OF INCOME



 YEAR ENDED SEPTEMBER 30,                                                        1999          1998
---------------------------------------------------------------------------------------------------
NET SALES                                                                 $22,827,298   $18,448,483

COST OF SALES                                                              15,031,821    12,163,602
---------------------------------------------------------------------------------------------------

   GROSS PROFIT                                                             7,795,477     6,284,881

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                6,013,032     4,282,634
---------------------------------------------------------------------------------------------------

   INCOME FROM OPERATIONS                                                   1,782,445     2,002,247

INTEREST EXPENSE, NET                                                       1,007,807       387,574
---------------------------------------------------------------------------------------------------

   INCOME BEFORE PROVISION FOR TAXES ON INCOME                                774,638     1,614,673

TAXES ON INCOME                                                               279,644       584,000
---------------------------------------------------------------------------------------------------

NET INCOME                                                                $   494,994   $ 1,030,673
---------------------------------------------------------------------------------------------------

NET INCOME PER SHARE - BASIC                                              $       .10   $       .22
---------------------------------------------------------------------------------------------------

NET INCOME PER SHARE - DILUTED                                            $       .10   $       .22
---------------------------------------------------------------------------------------------------


                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                      ALLIED DEVICES CORPORATION
                                                                AND SUBSIDIARIES


                                              STATEMENTS OF STOCKHOLDERS' EQUITY



                                  Common Stock $0.001 par
                                           value
                                  ------------------------------
                                                                 Additional                                 Total
                                   Number of                      Paid-in     Treasury       Retained    Stockholders'
                                    Shares           Amount       Capital      Stock         Earnings       Equity
----------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30,
 1997                               4,609,942   $     4,610   $ 2,565,559     $    --      $ 4,455,759   $ 7,025,928



   NET INCOME                            --            --            --            --        1,030,673     1,030,673

   STOCK ISSUED IN
      CONJUNCTION WITH
       APPI ACQUISITION               250,000           250       891,250          --             --         891,500

   PROCEEDS FROM THE
    EXERCISE OF OPTIONS
    AND WARRANTS AND
    VALUE OF WARRANTS
    GRANTED IN
    CONJUNCTION WITH
    BANK FINANCING                     88,000            88       167,912          --             --         168,000
----------------------------------------------------------------------------------------------------------------------

BALANCE, SEPTEMBER 30,
 1998                               4,947,942         4,948     3,624,721          --        5,486,432     9,116,101

   NET INCOME                            --            --            --            --          494,994       494,994

   TREASURY STOCK  ACQUIRED                                                    (129,171)          --        (129,171)
----------------------------------------------------------------------------------------------------------------------

BALANCE, SEPTEMBER 30,
 1999                               4,947,942   $     4,948   $ 3,624,721     $(129,171)   $ 5,981,426   $ 9,481,924


                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                      ALLIED DEVICES CORPORATION
                                                                AND SUBSIDIARIES


                                                        STATEMENTS OF CASH FLOWS
                                                                       (NOTE 12)



 YEAR ENDED SEPTEMBER 30,                                                                1999           1998
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                     $   494,994    $ 1,030,673
------------------------------------------------------------------------------------------------------------
   Adjustments to reconcile net income to net cash provided by (used in)
      operating activities:
        Depreciation and amortization                                               1,622,679        701,362
        Deferred income taxes                                                        (107,000)       134,000
        Gain on sale and involuntary conversion of equipment                           (2,300)      (142,825)
   Changes in assets and liabilities, net of effects from acquisitions:
        (Increase) decrease in:
           Accounts receivable                                                       (524,816)       468,422
           Inventories                                                               (828,553)      (906,249)
           Prepaid expenses and other current assets                                  239,155       (298,451)
           Other assets                                                               (99,307)       (30,740)
        Increase (decrease) in:
           Accounts payable and accrued expenses                                      730,144       (211,628)
           Income taxes payable                                                       280,778       (145,263)
------------------------------------------------------------------------------------------------------------
        Total adjustments                                                           1,310,780       (431,372)
------------------------------------------------------------------------------------------------------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                                   1,805,774        599,301
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                              (212,344)      (636,907)
   Business acquisitions, net of cash acquired                                       (350,000)    (8,280,674)
   Proceeds from sale and inventory conversion of equipment                             2,500        219,886
------------------------------------------------------------------------------------------------------------
        NET CASH USED IN INVESTING ACTIVITIES                                        (559,844)    (8,697,695)
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from term note                                                               --        6,250,000
   Increase in revolving credit borrowings                                            150,000      1,325,000
   Proceeds from financing of equipment                                                  --        1,067,400
   Principal payments on long-term debt and capital lease obligations              (1,043,608)      (291,408)
   Treasury stock acquired                                                           (129,171)          --
   Net proceeds from sale of common stock, options and warrants                          --           71,000
   Deferred financing costs                                                           (55,350)      (210,454)
------------------------------------------------------------------------------------------------------------
      NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                          (1,078,129)     8,211,538
------------------------------------------------------------------------------------------------------------
NET INCREASE IN CASH                                                                  167,801        113,144
CASH, BEGINNING OF PERIOD                                                             275,238        162,094
------------------------------------------------------------------------------------------------------------
CASH, AT  END OF PERIOD                                                           $   443,039    $   275,238
------------------------------------------------------------------------------------------------------------


                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                      ALLIED DEVICES CORPORATION
                                                                AND SUBSIDIARIES


                                                   NOTES TO FINANCIAL STATEMENTS



   1. SUMMARY OF
      ACCOUNTING POLICIES     (A) BUSINESS

                                  The Company is comprised of Allied
                                  Devices Corporation ("ADCO"), and its
                                  wholly-owned subsidiaries, Empire-
                                  Tyler Corporation ("Empire") and APPI,
                                  Inc. ("APPI"), (collectively the
                                  "Company").

                                  The Company is engaged primarily in the
                                  manufacture and distribution of standard and custom precision mechanical assemblies and components and a line of screw machine products. The Company sells all of its products to the same base of customers located throughout the United States. Because the Company's product line comprises a comparable group of precision manufactured parts sold to a similar customer base, it considers itself to be engaged in a single business segment.

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

                              (D) DEPRECIATION AND AMORTIZATION

                                  Property, plant and equipment is stated at cost. Depreciation and amortization of property, plant and equipment is computed using the straight-line method over the estimated useful lives of the assets. The estimated lives are as follows:

                                  Machinery and equipment             8-10 years
                                  Tools, molds and dies                  8 years
                                  Furniture, fixtures and office
                                   equipment                           5-7 years
                                  Buildings and improvements            30 years
                                  Leasehold improvements              Lease term

                                                      ALLIED DEVICES CORPORATION
                                                                AND SUBSIDIARIES


                                                   NOTES TO FINANCIAL STATEMENTS


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


                                  YEAR ENDED SEPTEMBER 30,        1999      1998
                                  ----------------------------------------------
                                  Weighted average shares
                                    outstanding - basic      4,913,524 4,699,526
                                  Dilutive effect of options
                                    and warrants                35,022    63,878
                                  ----------------------------------------------
                                  Weighted average shares
                                    outstanding - diluted    4,948,546 4,763,404
                                  ----------------------------------------------


                                  Options and warrants totaling 282,864 and 988,500 at September 30, 1999 and 1998, respectively, were antidilutive and,
                                  accordingly, excluded from the diluted
                                  calculation.

                                                      ALLIED DEVICES CORPORATION
                                                                AND SUBSIDIARIES


                                                   NOTES TO FINANCIAL STATEMENTS


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

                              (J) USE OF ESTIMATES

                                  In preparing financial statements in
                                  conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

                                                      ALLIED DEVICES CORPORATION
                                                                AND SUBSIDIARIES


                                                   NOTES TO FINANCIAL STATEMENTS


                              (K) FAIR VALUE FINANCIAL INSTRUMENTS

                                  The carrying amounts of financial instruments, including cash and short-term debt, approximated fair value as of September 30, 1999 and 1998. The carrying value of long-term debt, including the current portion, approximates fair value as of September 30, 1999 and 1998 based upon the borrowing rates currently available to the Company for bank loans with similar terms and average maturities.

                              (L) CONCENTRATIONS OF CREDIT RISK

                                  The Company extends credit based on an
                                  evaluation of the customer's financial
                                  condition, generally without requiring
                                  collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. No individual customer is considered to be a significant risk.

                              (M) RECENT ACCOUNTING PRONOUNCEMENTS

                                  (I) INVESTMENT DERIVATIVES AND HEDGING
                                      ACTIVITIES

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

                                      SFAS 133 is effective for financial
                                      statements for periods beginning after
                                      June 15, 2000. To date, the Company has
                                      not traded in derivatives or engaged in
                                      hedging activities.

                                                      ALLIED DEVICES CORPORATION
                                                                AND SUBSIDIARIES


                                                   NOTES TO FINANCIAL STATEMENTS


                              (N) RESTATEMENTS

                                  Certain prior year amounts have been restated to conform to the current year presentation.

   2. ACQUISITIONS            (A) On July 8, 1998, with an effective date of
                                  July 1, 1998, the Company acquired the assets and business of Atlantic Precision Products, Inc. ("APPI"), a manufacturer of high precision, machined components for original equipment manufacturers with advanced engineering requirements. The price of net assets (including assumption of specified liabilities) was made up of cash, stock, and performance consideration. The consideration was $7,237,500 in cash and 250,000 shares of the Company's common stock. The common stock portion of the consideration was recorded at the value guaranteed by the Company ($4 per share), discounted to its present value. The Company also capitalized approximately $190,000 of costs related to the acquisition. The purchase price exceeded the fair value of the net assets acquired (principally machinery and equipment and inventory) by $2,846,026. This excess has been recorded as goodwill which is being amortized over a fifteen year period.

                                  The Company financed this acquisition using proceeds from a new credit agreement with its bank (see Note 5).

                                                      ALLIED DEVICES CORPORATION
                                                                AND SUBSIDIARIES


                                                   NOTES TO FINANCIAL STATEMENTS


                                  The performance consideration is a
                                  stipulated percentage of the future
                                  earnings (as defined) for APPI for three years. The Company's policy with respect to any such contingent consideration is to record a liability for such amounts as the defined earnings are achieved. As of September 30, 1999, contingent consideration of $ 938,803 has been recorded, as additional goodwill. As of September 30, 1999, $ 350,000 has been paid and $ 588,803 has been delivered in the form of a three year note, subordinated to the bank credit facility (Note 5), due September 30, 2002 bearing interest at 7% per annum, in accordance with the terms of the asset purchase agreement. All such contingent consideration is subject to a subordination agreement between the seller and the lending institution (Note 5).

                                  The acquisition of APPI was accounted for by the purchase method of accounting and, accordingly, the operating results of APPI have been included in the Company's results of operations from the effective date.

                                  The summarized unaudited pro forma results set forth below project results assuming the acquisition had occurred as of the beginning of the following period:


                                  YEAR ENDED SEPTEMBER 30,                1998
                                  ----------------------------------------------
                                  Net sales                        $24,660,580
                                  Net income                         1,290,135
                                  Net income per share - basic     $       .26
                                  Net income per share - diluted   $       .26


                              (B) In January 1998, the Company acquired Kay
                                  Pneumatic Valves Inc. ("Kay") for $850,000 in cash. Kay's assets were comprised principally of inventories and fixed assets. The operations of Kay prior to acquisition were not material and, accordingly, pro forma operational results have not been presented herein.

                                                      ALLIED DEVICES CORPORATION
                                                                AND SUBSIDIARIES


                                                   NOTES TO FINANCIAL STATEMENTS




   3. INVENTORIES                 Inventories are summarized as:


SEPTEMBER 30,                                         1999          1998
------------------------------------------------------------------------
Raw materials                                  $ 1,312,565   $ 1,056,504
Work-in-process                                  1,041,542       964,563
Finished goods                                   8,990,642     8,392,905
------------------------------------------------------------------------
                                                11,344,749    10,413,972
Less: adjustment to LIFO                         1,612,976     1,510,752
------------------------------------------------------------------------
                                               $ 9,731,773   $ 8,903,220
------------------------------------------------------------------------


                                  The adjustment to LIFO represents the
                                  excess of current cost ((valued at
                                  first-in, first-out) (FIFO)) over the LIFO value of the inventories. The company's LIFO reserve increased $ 102,224 and $ 200,331 for the years ended September 30, 1999 and 1998, respectively.

   4. PROPERTY, PLANT             Property, plant and equipment consists of:
      AND EQUIPMENT


SEPTEMBER 30,                                      1999          1998
---------------------------------------------------------------------
Machinery and equipment                     $11,067,498   $10,231,675
Tools, molds and dies                         1,944,329     1,913,027
Furniture, fixtures and office equipment        614,197       607,312
Leasehold improvements                          116,955       322,615
Building and improvements                        94,520        94,520
Land                                              5,000         5,000
---------------------------------------------------------------------
                                             13,842,499    13,174,149
Less: accumulated depreciation and
          amortization                        6,507,499     5,566,903
---------------------------------------------------------------------
                                            $ 7,335,000   $ 7,607,246
---------------------------------------------------------------------


                                                      ALLIED DEVICES CORPORATION
                                                                AND SUBSIDIARIES


                                                   NOTES TO FINANCIAL STATEMENTS


                                  Included in machinery and equipment and office equipment at September 30, 1999 and 1998 is approximately $3,712,000 and $2,922,000, respectively, of equipment under capital lease agreements (Note 7). At September 30, 1999 and 1998, the related accumulated amortization amounts were approximately $698,000 and $326,000, respectively. Depreciation expense for the years ended September 30, 1999 and 1998 was approximately $1,280,000 and $625,000, respectively.


   5. CREDIT FACILITIES           In July 1998, the Company entered into a new
                                  credit agreement with its existing lender and repaid all amounts due with respect to its previous credit facility. The new credit agreement provided for a revolving credit loan and a term note. During fiscal 1999, the revolving credit facility was amended.

                                  Under the amended terms of the three year revolving credit loan, the Company may borrow up to the lesser of $7,500,000 or 85% of eligible receivables and 60% of eligible inventory to a maximum of $5,000,000. Interest is computed at the higher of the bank's prime lending rate (8.25% at September 30, 1999) or the Federal Funds Rate plus 1/2%. The Company is required to pay a commitment fee on the average unused portion of the revolving credit commitment of 1/4% per annum. Borrowings under the revolving credit loan were $3,400,000 and $3,250,000 at September 30, 1999 and 1998,
                                  respectively. The revolving credit loan
                                  matures in July 2001.

                                                      ALLIED DEVICES CORPORATION
                                                                AND SUBSIDIARIES


                                                   NOTES TO FINANCIAL STATEMENTS


                                  Under the terms of the five and one-half year (66 months) term note, the Company originally borrowed $6,250,000. Interest thereon is computed at the higher of the bank's prime rate plus 1/4% or the Federal Funds Rate plus 1/2%. The term note is payable in twenty quarterly installments of principal beginning in March 1999. The quarterly principal installments increase ratably from $150,000 per quarter during the first year to $400,000 per quarter for the last year plus a final installment of $950,000 on December 31, 2003. The proceeds of the term note and portion of the funds drawn against the revolving credit loan were used to finance the APPI acquisition (Note 2).
                                  In conjunction with the issuance of the term note, the Company issued the lender warrants to purchase 125,000 shares of its common stock (Note 9). The value of the warrants totaled $97,000 and was accounted for as deferred financing costs (included in other assets) and is being amortized over the term of the credit agreement.

                                  Borrowings under the credit facility are secured by a first priority security interest in the Company's assets. In addition, the Company must meet certain financial covenants.

   6. ACCRUED EXPENSES AND        Accrued expenses consist of the following:
      OTHER


SEPTEMBER 30,                                   1999       1998
---------------------------------------------------------------
Commissions                                 $ 73,871   $ 69,603
Payroll and related                          177,091     63,531
Other                                        141,810    153,766
---------------------------------------------------------------
                                            $392,772   $286,900
---------------------------------------------------------------


                                                      ALLIED DEVICES CORPORATION
                                                                AND SUBSIDIARIES


                                                   NOTES TO FINANCIAL STATEMENTS


   7. LONG-TERM DEBT              Long-term debt consists of:
      AND CAPITAL LEASE
      OBLIGATIONS


SEPTEMBER 30,                                      1999          1998
---------------------------------------------------------------------
Revolving credit loan (Note 5)              $ 3,400,000   $ 3,250,000

Term note (Note 5)                            5,800,000     6,250,000

Acquisition note (Note 2)                       588,803          --

Capital lease obligations with varying
  monthly payments and interest rates
  ranging from 7.01% to 10.0% per annum
  maturing 2000 through 2004; secured
  by an interest in specific machinery
  and equipment (Note 4)                      2,720,171     2,518,312
---------------------------------------------------------------------

      Subtotal                               12,508,974    12,018,312

Less: current maturities                      1,577,539       986,625
---------------------------------------------------------------------

Long-term debt and capital lease
   obligations                              $10,931,435   $11,031,687
---------------------------------------------------------------------



The following is a schedule by years of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of September 30, 1999:


 2000                                                       $  870,609
 2001                                                          812,738
 2002                                                          809,290
 2003                                                          556,916
 2004                                                          116,762
----------------------------------------------------------------------
Total minimum lease payments                                 3,166,315
Less: amount representing interest                             446,144
----------------------------------------------------------------------
Present value of net minimum lease payments                 $2,720,171
----------------------------------------------------------------------


                                                      ALLIED DEVICES CORPORATION
                                                                AND SUBSIDIARIES


                                                   NOTES TO FINANCIAL STATEMENTS


The following is a schedule of long-term debt maturities (including capital lease obligations) as of September 30, 1999:


2000                                                         $ 1,577,539
2001                                                           5,074,000
2002                                                           2,502,557
2003                                                           2,129,344
2004                                                           1,225,534
------------------------------------------------------------------------
                                                             $12,508,974
------------------------------------------------------------------------



   8. LEASES                      The Company rents facilities in Baldwin,
                                  Ronkonkoma and Freeport, New York and in
                                  Biddeford and Windham, Maine under various operating lease agreements expiring through
                                  June 2003. In addition, the Company also leases certain machinery and equipment and office equipment under various capital lease agreements expiring through 2004 (Note 7).
                                  Rent expense amounted to approximately
                                  $660,000 and $325,000 for the fiscal years ended September 30, 1999 and 1998, respectively. Future minimum rental payments for operating leases as of September 30, 1999 are as follows:


                       2000                      $378,000
                       2001                       210,000
                       2002                       210,000
                       2003                       158,000

                       ----------------------------------
                                                 $956,000
                       ----------------------------------



   9. STOCKHOLDERS'           (A) WARRANTS
      EQUITY

                                  At September 30, 1999, the Company had 135,864 stock warrants outstanding. The warrants to purchase the Company's common stock were held by the following parties:

                                                      ALLIED DEVICES CORPORATION
                                                                AND SUBSIDIARIES


                                                   NOTES TO FINANCIAL STATEMENTS

           Officers/stockholders/consultants (1)         10,864
           Bank (2)                                     125,000
---------------------------------------------------------------
                                                        135,864
---------------------------------------------------------------


                                  (1) Each warrant held by members of management
                                      and certain stockholders grant them the
                                      right to purchase one share of common
                                      stock at $2.00 per share. These warrants have a remaining contractual life of 0.3 years.

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

                                                      ALLIED DEVICES CORPORATION
                                                                AND SUBSIDIARIES


                                                   NOTES TO FINANCIAL STATEMENTS

                                  As of September 30, 1999, the Company had issued options to purchase an aggregate of 400,500 shares of the Company's common stock to employees and members of the Company's Board of Directors. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1999 and 1998: no dividend yield, expected volatility of 46.00%, risk free interest rates of 4.80% to 5.80%, with an expected life of 7.5 years. If compensation cost for the Company's Stock Option Plan had been determined in accordance with SFAS No. 123, net income would have been reduced in 1999 and 1998 by approximately $94,000 and $18,000, respectively, and net income per share would have been $.08 and $.21 for each year, respectively.

                                  The following table summarizes information about stock options outstanding at September 30, 1999:


                           Options Outstanding            Options Exercisable
                  ------------------------------------  -----------------------
                     Number       Weighted    Weighted     Number     Weighted
                  Outstanding     Average     Average   Exercisable   Average
                                 Remaining    Exercise                Exercise
                                Contractual     Price                   Price
                                Life (years)
--------------------------------------------------------------------------------
Exercise Prices:
   $ .35                 4,600           5.5      $ .35        4,600      $ .35
   $ 2.00-3.00          45,000           6.6       2.92       45,000       2.92
   $ .35 - 2.44         79,400           7.5       1.80       62,900       1.65
   $ 1.88-2.25          50,000           8.4       1.94       34,000       1.92
   $ 1.06-1.31         221,500           9.6       1.15      156,300       1.18
--------------------------------------------------------------------------------
                       400,500           8.7      $1.57      302,800      $1.61
--------------------------------------------------------------------------------


Changes in qualified and non-qualified options and warrants outstanding are summarized as follows:

                                                      ALLIED DEVICES CORPORATION
                                                                AND SUBSIDIARIES


                                                   NOTES TO FINANCIAL STATEMENTS


                             Warrants                             Options
                       ------------------------- --------------------------------------------

                       Shares    Exercise Price   Shares      Option price       Weighted
                                                               per share        average
                                                                             exercise price
 ---------------------------------------------- ----------- ---------------- ---------------
 Outstanding
 September 30, 1997     120,864  $  .30- $ 4.25   1,176,400  $  .35 - $ 3.00          $ 2.32

    Granted             125,000          $ 2.00      50,000  $ 1.88 - $ 2.25          $ 1.94

    Cancelled                 -              -     (135,000) $ 2.35 - $ 3.00          $ 2.43

    Exercised           (50,000)          $ .30     (38,000) $ 1.00 - $ 2.00          $ 1.47
 ---------------------------------------------- ----------- ---------------- ---------------

 Outstanding
 September 30, 1998     195,864  $ 2.00-  $4.25   1,053,400  $  .35 - $ 3.00          $ 2.32

    Granted                   -              -      221,500  $ 1.06 - $ 1.31          $ 1.15

    Cancelled                 -              -     (874,400) $ 2.25 - $ 3.00          $ 2.37


    Exercised                 -              -            -                -               -

    Expired              60,000  $ 3.25-  $4.25           -                -               -
 ---------------------------------------------- ----------- ---------------- ---------------

 Outstanding
 September 30, 1999     135,864           $2.00     400,500  $  .35 - $ 3.00          $ 1.56

 ---------------------------------------------- ----------- ---------------- ---------------


At September 30, 1999, there were 302,800 options exercisable at a weighted average exercise price of $1.61. The weighted average fair value of options granted during fiscal 1999 and 1998 was $.70 and $1.94, respectively.


   10. COMMITMENTS                The Company has a discretionary 401(k) plan.
                                  For the years ended September 30, 1999 and 1998, the Company contributed $ 26,915 and
                                  $3,442, respectively.

   11. TAXES ON INCOME            Provisions for income taxes (benefit) on
                                  income in the consolidated statement of
                                  operations consist of the following:

                                                      ALLIED DEVICES CORPORATION
                                                                AND SUBSIDIARIES


                                                   NOTES TO FINANCIAL STATEMENTS


YEAR ENDED SEPTEMBER 30,                         1999         1998
------------------------------------------------------------------
Current:
   Federal                                  $ 359,644    $ 425,000
   State                                       27,000       25,000
------------------------------------------------------------------
Total current:                                386,644      450,000
------------------------------------------------------------------
Deferred:
   Federal                                    (90,000)     113,000
   State                                      (17,000)      21,000
------------------------------------------------------------------
                                             (107,000)     134,000
------------------------------------------------------------------
Total taxes on income                       $ 279,644    $ 584,000
------------------------------------------------------------------


Deferred tax (assets) liabilities consist of the following:


YEAR ENDED SEPTEMBER 30,                         1999         1998
------------------------------------------------------------------
Tax depreciation in excess of
 book                                       $ 662,000    $ 548,000

Investment tax credit
 carryforward                                (181,000)    (198,000)

Alternative minimum tax credit               (155,000)        --

Provision for accounts receivable             (22,000)     (16,000)

Provision on note receivable
  (included in other assets)                  (32,000)     (35,000)

Inventory capitalization                      (39,000)     (30,000)

Accrued bonus                                 (37,500)        --

Other temporary differences - net             (34,500)     (16,000)
------------------------------------------------------------------

Deferred tax liabilities                      161,000      253,000

Valuation allowance                              --         15,000
------------------------------------------------------------------

Net deferred tax liabilities                $ 161,000    $ 268,000
------------------------------------------------------------------


                                                      ALLIED DEVICES CORPORATION
                                                                AND SUBSIDIARIES


                                                   NOTES TO FINANCIAL STATEMENTS

The provision for income taxes on income before taxes differs from the amounts computed applying the applicable Federal statutory rates due to the following:


YEAR ENDED SEPTEMBER 30,                        1999       1998
---------------------------------------------------------------
Provision for Federal income taxes at
  the statutory rates                        $263,400  $549,000

Increase (decrease):

   State taxes, net of Federal tax
      benefit                                   6,600    30,000

   Other                                        9,644     5,000
---------------------------------------------------------------
Provision for taxes on income                $279,644  $584,000
---------------------------------------------------------------


   12. CASH FLOWS


YEAR ENDED SEPTEMBER 30,                          1999       1998
-----------------------------------------------------------------
Supplemental disclosure of cash flow
  information

   Cash paid during the year:

      Interest                               $1,018,000  $378,293
-----------------------------------------------------------------

      Income taxes                           $ 56,380    $561,575
-----------------------------------------------------------------

Supplemental schedule of non-cash investing and financing:

   Equipment acquired under capital
      lease                                   $795,000   $232,000

   Value of warrants issued in
      connection with financing                   --     $ 97,000


                                                      ALLIED DEVICES CORPORATION
                                                                AND SUBSIDIARIES


                                                   NOTES TO FINANCIAL STATEMENTS


                                  In connection with the business acquisitions
                                  (Note 2), the Company used cash as follows:



SEPTEMBER 30,                                                     1998
----------------------------------------------------------------------
Fair value of assets acquired, excluding cash*              $9,827,036

Less liabilities assumed**                                   1,546,362
----------------------------------------------------------------------

   Net cash paid (including acquisition costs)              $8,280,674
----------------------------------------------------------------------



                                  *excludes non-cash portion of purchase price relating to stock issued totaling $891,500.

                                  **the Company also refinanced approximately
                                  $1,233,000 of the assumed capitalized leases in conjunction with this acquisition. In fiscal 1999, in connection with the above acquisition, the Company incurred an additional non-cash charge of $ 588,803, relating to contingent consideration earned in connection with this acquisition.


   13. SUBSEQUENT EVENTS          In November 1999, the Company entered into a
                                  new lease for a new manufacturing facility that expires in April 2010 and requires total minimum rental payments of $4,999,000.