Form 10QSB
period 1999-12-31
ALLIED DEVICES CORP
filed 2000-01-31
CIK 869495

                          FORM 10-QSB QUARTERLY REPORT

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended DECEMBER 31, 1999.
                               -----------------

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-24012


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

                                Yes  X    No
                                   ----      ----

Common Stock, Par Value $.001                          4,847,592
-----------------------------          ---------------------------------------
        (CLASS)                        (Shares Outstanding at January 31, 2000)


                                     PART I


                   ALLIED DEVICES CORPORATION AND SUBSIDIARIES


                        CONSOLIDATED FINANCIAL STATEMENTS

                                                      ALLIED DEVICES CORPORATION

                                                     CONSOLIDATED BALANCE SHEETS


-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------
                                                                           DECEMBER 31,   September 30,
                                                                              1999            1999
                                                                           (UNAUDITED)      (Audited)
ASSETS
CURRENT:
   Cash                                                                   $    288,000    $    443,039
   Accounts receivable                                                       3,162,320       3,050,884
   Inventories                                                               9,908,777       9,731,773
   Prepaid and other                                                           468,395         126,902
   Deferred income taxes                                                       165,000         165,000
-------------------------------------------------------------------------------------------------------
      TOTAL CURRENT                                                         13,992,492      13,517,598
PROPERTY, PLANT AND EQUIPMENT, NET                                           7,353,768       7,335,000
GOODWILL                                                                     3,514,669       3,584,512
OTHER                                                                          467,567         420,916
-------------------------------------------------------------------------------------------------------
      TOTAL ASSETS                                                        $ 25,328,496    $ 24,858,026
-------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT:
   Accounts payable                                                       $  1,943,846    $  1,867,578
   Taxes payable                                                               423,828         280,778
   Accrued expenses                                                            444,158         392,772
   Current portion of long term debt and capital lease
    obligations                                                              1,719,118       1,577,539
-------------------------------------------------------------------------------------------------------
      TOTAL CURRENT                                                          4,530,950       4,118,667
LONG TERM DEBT AND CAPITAL LEASE OBLIGATIONS                                10,734,087      10,931,435
DEFERRED TAXES                                                                 326,000         326,000
-------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES                                                     15,591,037      15,376,102
STOCKHOLDERS' EQUITY:
   Capital stock                                                                 4,948           4,948
   Paid-in capital                                                           3,624,721       3,624,721
   Retained earnings                                                         6,236,961       5,981,426
-------------------------------------------------------------------------------------------------------
      SUBTOTAL                                                               9,866,630       9,611,095
      LESS TREASURY STOCK, AT COST                                            (129,171)       (129,171)
-------------------------------------------------------------------------------------------------------
      TOTAL STOCKHOLDERS' EQUITY                                             9,737,459       9,481,924
-------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 25,328,496    $ 24,858,026
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------


                                                      ALLIED DEVICES CORPORATION

                                               CONSOLIDATED STATEMENTS OF INCOME


----------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED DECEMBER 31,                                 1999         1998
----------------------------------------------------------------------------------------------
                                                                     (UNAUDITED)  (Unaudited)
Net sales                                                            $6,693,487   $5,370,454
       Cost of sales                                                  4,378,398    3,593,270
----------------------------------------------------------------------------------------------
Gross profit                                                          2,315,089    1,777,184
       Selling, general and administrative expenses                   1,596,002    1,365,849
----------------------------------------------------------------------------------------------
Income from operations                                                  719,087      411,335
----------------------------------------------------------------------------------------------
       Other expense                                                     47,099           --
       Interest expense (net)                                           272,088      253,343
----------------------------------------------------------------------------------------------
Income before provision for taxes on income                             399,900      157,992
       Taxes on income                                                  144,365       57,056
----------------------------------------------------------------------------------------------
Net income                                                           $  255,535   $  100,936
----------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------
Basic earnings per share                                             $     0.05   $     0.02
----------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------
Basic weighted average number of shares of common stock
   outstanding                                                        4,847,592    4,947,942
----------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------
Diluted earnings per share                                           $     0.05   $     0.02
----------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------
Diluted weighted average number of shares of common stock
   outstanding                                                        5,206,778    4,965,738
----------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------


                                                      ALLIED DEVICES CORPORATION

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS



--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED DECEMBER 31,                                     1999          1998
--------------------------------------------------------------------------------------------------
                                                                         (UNAUDITED)   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                             $ 255,535    $ 100,936
   Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                       399,973      358,159
        Loss on sale of equipment                                            47,099           --
   Decrease (increase) in:
      Accounts receivable                                                  (111,436)     235,077
      Inventories                                                          (177,004)    (267,695)
      Prepaid expenses and other current assets                            (341,493)     (12,731)
      Other assets                                                          (50,242)     (18,761)
   Increase (decrease) in:
      Accounts payable                                                       76,268      (51,064)
      Taxes payable                                                         143,050       16,100
      Accrued expenses                                                       51,386      (41,865)
--------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                   293,136      318,156
--------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                    (154,896)    (199,611)
   Proceeds from sale of equipment                                           55,000           --
--------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                       (99,896)    (199,611)
--------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (decrease) in bank borrowings                                        --      150,000
   Deferred financing costs                                                 (25,000)          --
   Payments of long-term debt and capital lease obligations                (323,279)    (132,028)
--------------------------------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                        (348,279)      17,972
--------------------------------------------------------------------------------------------------
NET (DECREASE) INCREASE IN CASH                                            (155,039)     136,517
CASH, AT BEGINNING OF PERIOD                                                443,039      275,238
--------------------------------------------------------------------------------------------------
CASH, END OF PERIOD                                                       $ 288,000    $ 411,755
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------


                                                      ALLIED DEVICES CORPORATION


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (INFORMATION FOR DECEMBER 31, 1999 AND 1998 IS UNAUDITED)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

1.  BUSINESS       Allied Devices Corporation and subsidiaries (the "Company")
                   are engaged primarily in the manufacture and distribution of standard and custom precision mechanical assemblies and components and a line of screw machine products throughout the United States.

2.  SUMMARY OF     (A)  BASIS OF PRESENTATION/PRINCIPLES OF CONSOLIDATION
    SIGNIFICANT
    ACCOUNTING
    POLICIES            The accompanying consolidated financial statements
                        include the accounts of Allied Devices Corporation and its wholly-owned subsidiaries, Empire - Tyler
                        Corporation ("Empire") and APPI, Inc. ("APPI")
                        (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

                        The consolidated financial statements and related notes thereto as of December 31, 1999 and 1998, and for the three months then ended, are unaudited and have been prepared on a basis consistent with the Company's annual financial statements. Such unaudited financial statements include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of such data. Results for the three months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the entire year ending September 30, 2000.

                        For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1999.

                                                      ALLIED DEVICES CORPORATION


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (INFORMATION FOR DECEMBER 31, 1999 AND 1998 IS UNAUDITED)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   (B)  INVENTORIES

                        Inventories are valued at the lower of cost (last-in, first-out (LIFO) method) or market. For the three months ended December 31, 1999 and 1998, inventory was determined by applying a gross profit method, as opposed to the year ended September 30, 1999, when inventory was determined by a physical count.

                   (C)  DEPRECIATION AND AMORTIZATION

                        Property, plant and equipment are stated at cost. Depreciation and amortization of property, plant and equipment is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

                        Buildings and improvements                     30 years
                        Machinery and equipment                      8-10 years
                        Furniture, fixtures and office equipment      5-7 years
                        Tools, molds and dies                           8 years
                        Leasehold improvements                       Lease term


                   (D)  INCOME TAXES

                        The Company and its subsidiaries file a consolidated federal income tax return and separate state income tax returns. The Company follows the liability method of accounting for income taxes.

                                                      ALLIED DEVICES CORPORATION


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (INFORMATION FOR DECEMBER 31, 1999 AND 1998 IS UNAUDITED)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   (E)  EARNINGS PER SHARE

                        Basic earnings per share is computed by dividing income available to common shareholders by the weighted average shares outstanding for the period and reflect no dilution for the potential exercise of stock options and warrants. Diluted earnings per share reflect, in periods in which they would have a dilutive effect, the dilution that would occur upon the exercise of stock options and warrants.

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


3.  INVENTORIES    Inventories are summarized as follows:


                                              DECEMBER 31,   September 30,
                                                 1999            1999
                   -------------------------------------------------------
                   Raw materials              $1,293,065      $1,312,565
                   Work-in-process             1,025,542       1,041,542
                   Finished goods              9,217,470       8,990,642
                   -------------------------------------------------------
                                              11,536,077      11,344,749
                   Less: adjustment to LIFO   (1,627,300)     (1,612,976)
                   -------------------------------------------------------
                                              $9,908,777      $9,731,773
                   -------------------------------------------------------
                   -------------------------------------------------------


                                                      ALLIED DEVICES CORPORATION


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (INFORMATION FOR DECEMBER 31, 1999 AND 1998 IS UNAUDITED)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

4.  NEW LEASE      In November, 1999, the Company entered into a lease for a new
    COMMITMENT     manufacturing facility for the purpose of consolidating its four locations on Long Island into one building and allowing for growth of more than 50% in sales volume. Upon completion of consolidation, the leases on all four current locations will expire or terminate. The lease on the new facility expires in April, 2010 and requires total minimum rental payments of $ 4,999,000.

                                                      ALLIED DEVICES CORPORATION


                     RESULTS OF OPERATIONS: THREE MONTHS ENDED DECEMBER 31, 1999
                              COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 1998


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

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

                   Net sales for the first quarter of fiscal 2000 were $6,693,000 as compared to $5,370,000 in the first quarter of fiscal 1999. This increase of 24.6% was principally the result of improved conditions in the various sectors of the US economy served by the Company. The semiconductor equipment sector's severe slowdown in 1998 and 1999 had impacted the Company's shipping volume, and its current recovery is having a positive effect. Other sectors, most notably medical equipment and robotics, had remained stable but exhibited low growth, and they are now appearing to show attractive growth potential. The Company remains dedicated to providing top quality and superior service to its customers, particularly those in the semiconductor equipment, aerospace instrument, medical equipment, robotics and scientific

                                                      ALLIED DEVICES CORPORATION


                     RESULTS OF OPERATIONS: THREE MONTHS ENDED DECEMBER 31, 1999
                              COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 1998

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   instrumentation sectors. While it is not possible to forecast with any accuracy how long the current recovery may last, customers in these sectors are predicting two or three years of strong activity.

                   Reported gross profit for the first quarter of fiscal 2000 was 34.59% of net sales, as compared to 33.09% for the comparable period of fiscal 1999. Higher operating rates had, in general, a positive effect on margins, with the following factors accounting for the improvement: (1) net materials expense increased as a percentage of sales, decreasing gross margins by 4.01%, as purchasing efficiencies suffered in favor of timeliness of deliveries; (2) higher throughput in manufacturing resulted in solid gains in labor productivity, improving margins by 3.69%; and (3) the Company shipped a higher volume of product on relatively fixed costs of factory operations, increasing gross margins by 1.82%. In the third quarter of fiscal 2000, the Company expects to consolidate four plants on Long Island into one new facility, allowing for improved control and coordination of manufacturing activities and for expansion of manufacturing capacity. This will entail an increase in occupancy expense that, at current operating rates, would reduce gross margin by approximately 0.50%. Management expects this cost increase to be more than offset by additional increases in sales volume. The Company did not increase prices in the first quarter of fiscal 2000. LIFO reserves increased by $14,000 during the period.

                   Selling, general and administrative expenses as a percentage of net sales were 23.8% in the first quarter of fiscal 2000, as compared to 25.4% in the comparable period of fiscal 1999. The following factors account for this change: (1) selling and shipping expenses and commissions increased as a percentage of net sales by approximately 0.1% as management increased spending on certain aspects of the Company's marketing plan; (2) administrative payroll, benefits, and related expenses decreased as a percentage of net sales by 1.6%; and (3) other administrative expenses (collectively) decreased as a percentage of net sales by approximately 0.1%.

                                                      ALLIED DEVICES CORPORATION


                     RESULTS OF OPERATIONS: THREE MONTHS ENDED DECEMBER 31, 1999
                              COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 1998

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   Other expense is attributable to non-cash losses on the trade-in of certain older machines for more highly productive manufacturing equipment.

                   Interest expense of $272,000 in the first quarter of fiscal 2000 was $19,000 higher than in the comparable period of fiscal 1999, a result of marginally higher debt taken on by the Company to finance new equipment.

                   Provision for income taxes is estimated at 36.1% of pre-tax income for the fiscal 2000 period, the same as in fiscal 1999, as a combination of federal and state taxes.


                   LIQUIDITY AND FINANCIAL RESOURCES

                   During the first quarter of fiscal 2000, the Company's financial condition remained healthy. Operations generated cash of $293,000. Capital expenditures (net) used $100,000, and financing activities used $348,000, resulting in a decrease in cash on hand of $155,000. Working capital increased by $63,000 to $9,462,000 during the quarter, principally as a result of the following changes in current assets and current liabilities:

                   - Accounts receivable increased by $111,000 as a function of offsetting factors: (a) the average collection period decreased from about 45 days at the end of fiscal 1999 to about 43 days at the end of the first quarter of fiscal 2000, reducing receivables by approximately $139,000, and (2) sales volume increased by 24.6%, increasing receivables by approximately $250,000.

                   - Inventories increased by 1.8%, or $177,000, during the quarter. Turns on inventory improved to 1.7 times during the quarter, as compared to 1.6 times at the end of fiscal 2000. This change is attributable to the increase in shipping volume experienced in the first quarter of fiscal 2000.

                                                      ALLIED DEVICES CORPORATION


                     RESULTS OF OPERATIONS: THREE MONTHS ENDED DECEMBER 31, 1999
                              COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 1998


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   - Prepaid and other current assets increased by $341,000 as the Company recorded (and accrued for) certain annual administrative expenses and made deposits on three new pieces of equipment.

                   - Current liabilities, exclusive of current portions of long-term debt and capital lease obligations, increased $270,000 as accounts payable and accrued expenses increased $127,000, and taxes payable increased by $143,000.

                   - Current portions of long-term debt and capital lease obligations increased by $141,000.

                   -    Cash balances decreased by $155,000.

                   Net capital expenditures in the quarter were $100,000 ($422,000 including capital lease acquisitions) as management continued to add to capacity and to streamline its manufacturing processes. Management's capital spending plans for the remaining three quarters of fiscal 2000 include additional expenditures of approximately $1,700,000 for productive equipment and approximately $500,000 for expansion and consolidation of New York operations into a new facility on Long Island. Management expects to fund such spending out of its working capital and lease lines.

                   Management believes that the Company's working capital as now constituted will be adequate for the needs of the on-going core business. Management further believes that, in light of the Company's expansion objectives, the Company's current financial resources will not be adequate to provide for all of the on-going cash needs of the business. In particular, management expects to require additional financing to carry out its acquisition objectives. It is management's intention to complete at least one significant acquisition during fiscal 2000. Success in this part of the Company's growth plan may rely, in large measure, upon success in raising additional debt and/or equity capital. Management believes that it has several sources for such capital and expects that the combination of capital raised and acquisitions completed will produce anti-dilutive results for the Company's existing

                                                      ALLIED DEVICES CORPORATION


                     RESULTS OF OPERATIONS: THREE MONTHS ENDED DECEMBER 31, 1999
                              COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 1998


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   stockholders. While this is management's intention, there is no guarantee that they will be able to achieve this objective. The Company is not relying on the receipt of any new capital for its existing operations. It is important to note that, absent new capital, the Company will not be in a position to undertake some of the most promising elements of management's plans for expansion. In the event that new capital is raised, management intends to implement its plans and will do so in keeping with its judgment at that time as to how best to deploy such added capital.

                           PART II. OTHER INFORMATION

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE: JANUARY 31, 2000            ALLIED DEVICES CORPORATION
----------------------            --------------------------
                                        (Registrant)


                                  By: /s/ Mark Hopkinson
                                     -----------------------
                                     M. Hopkinson
                                     Chairman