Form 10QSB
period 2000-03-31
ALLIED DEVICES CORP
filed 2000-04-26
CIK 869495

                          FORM 10-QSB QUARTERLY REPORT

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2000.

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

Commission file number 0 - 24012


                           ALLIED DEVICES CORPORATION
        (Exact name of small business issuer as specified in its charter)

                                     NEVADA
         (State or other jurisdiction of incorporation or organization)


                                   13-3087510
                      (I.R.S. Employer Identification No.)


                    325 DUFFY AVENUE, HICKSVILLE, N.Y. 11801
               (Address of principal executive offices - Zip code)


     Issuer's telephone number, including area code: (516)  935 - 1300

     Former address and telephone number

                     2365 Milburn Avenue, Baldwin, NY 11510
                                (516) 223 - 9100

     Check whether the issuer (1) filed all reports required to be filed by
     Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X  No
                                      ---

Common Stock, Par Value $.001                         4,847,592
-----------------------------           --------------------------------------
          (CLASS)                       (Shares Outstanding at April 25, 2000)

                                     PART I


                   ALLIED DEVICES CORPORATION AND SUBSIDIARIES


                        CONSOLIDATED FINANCIAL STATEMENTS

                                                      ALLIED DEVICES CORPORATION

                                                     CONSOLIDATED BALANCE SHEETS


=====================================================================================================================
                                                                                 MARCH 31,             September 30,
                                                                                    2000                   1999
---------------------------------------------------------------------------------------------------------------------
                                                                                  (UNAUDITED)              (Audited)
 ASSETS
 CURRENT:
    Cash                                                                         $    130,692           $    443,039
    Accounts receivable                                                             3,833,376              3,050,884
    Inventories                                                                    10,070,976              9,731,773
    Prepaid and other                                                                 341,751                126,902
    Deferred income taxes                                                             165,000                165,000
---------------------------------------------------------------------------------------------------------------------
       TOTAL CURRENT                                                               14,541,795             13,517,598
 PROPERTY, PLANT AND EQUIPMENT, NET                                                 7,930,473              7,335,000
 GOODWILL                                                                           3,444,826              3,584,512
 OTHER                                                                                531,626                420,916
---------------------------------------------------------------------------------------------------------------------
       TOTAL ASSETS                                                              $ 26,448,720           $ 24,858,026
=====================================================================================================================
 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT:
    Accounts payable                                                             $  1,713,994           $  1,867,578
    Taxes payable                                                                     510,481                280,778
    Accrued expenses                                                                  564,228                392,772
    Current portion of long term debt and capital lease obligations                 1,869,539              1,577,539
---------------------------------------------------------------------------------------------------------------------
       TOTAL CURRENT                                                                4,658,242              4,118,667
 LONG TERM DEBT AND CAPITAL LEASE OBLIGATIONS                                      11,293,876             10,931,435
 DEFERRED TAXES                                                                       326,000                326,000
---------------------------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES                                                           16,278,118             15,376,102
 STOCKHOLDERS' EQUITY:
    Capital stock                                                                       4,948                  4,948
    Paid-in capital                                                                 3,624,721              3,624,721
    Retained earnings                                                               6,670,104              5,981,426
---------------------------------------------------------------------------------------------------------------------
       SUBTOTAL                                                                    10,299,773              9,611,095
       LESS TREASURY STOCK, AT COST                                                  (129,171)              (129,171)
---------------------------------------------------------------------------------------------------------------------
       TOTAL STOCKHOLDERS' EQUITY                                                  10,170,602              9,481,924
---------------------------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 26,448,720           $ 24,858,026
====================================================================================================================

                                                      ALLIED DEVICES CORPORATION

                                               CONSOLIDATED STATEMENTS OF INCOME

================================================================================================================================
                                                      Quarter Ended                          Six Months Ended
                                                        March 31,                                  March 31,
--------------------------------------------------------------------------------------------------------------------------------
                                                   2000                   1999                 2000                 1999
                                       -----------------------------------------------------------------------------------------
                                                (Unaudited)            (Unaudited)           (Unaudited)          (Unaudited)

 Net sales                                       $7,734,983             $5,630,480           $14,428,470          $11,000,934

    Cost of sales                                 5,018,272              3,834,284             9,396,670            7,427,554
--------------------------------------------------------------------------------------------------------------------------------
 Gross profit                                     2,716,711              1,796,196             5,031,800            3,573,380

    Selling, general and
    administrative expenses                       1,762,169              1,340,469             3,358,171            2,706,318
--------------------------------------------------------------------------------------------------------------------------------
 Income from operations                             954,542                455,727             1,673,629              867,062
--------------------------------------------------------------------------------------------------------------------------------
    Other expense (income)                           (9,659)                    --                37,440                   --

    Interest expense (net)                          286,405                256,112               558,493              509,455
--------------------------------------------------------------------------------------------------------------------------------
 Income before provision for
 taxes on income                                    677,796                199,615             1,077,696              357,607

    Taxes on income                                 244,653                 72,040               389,018              129,096
--------------------------------------------------------------------------------------------------------------------------------
 Net income                                      $  433,143             $  127,575           $   688,678          $   228,511
================================================================================================================================
 Basic earnings per share                        $     0.09             $     0.03           $      0.14          $      0.05
================================================================================================================================
 Basic weighted average number of
    shares of common stock
    outstanding                                   4,847,592              4,947,942             4,847,592            4,947,942
================================================================================================================================
 Diluted earnings per share                      $     0.08             $     0.03           $      0.13          $      0.05
================================================================================================================================
 Diluted weighted average number of
    shares of common stock
    outstanding                                   5,636,681              4,961,504             5,353,854            4,961,504
================================================================================================================================

                                                      ALLIED DEVICES CORPORATION

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS


=======================================================================================================================
 FOR THE SIX MONTHS ENDED MARCH 31,                                               2000                   1999
-----------------------------------------------------------------------------------------------------------------------
                                                                              (UNAUDITED)            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                   $ 688,678               $ 228,511
   Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                             781,015                 738,683
        Loss on sale of equipment                                                  45,949                      --
   Decrease (increase) in:
      Accounts receivable                                                        (782,492)                (26,473)
      Inventories                                                                (339,203)               (451,501)
      Prepaid expenses and other current assets                                  (214,849)                157,909
      Other assets                                                               (144,341)                (97,976)
   Increase (decrease) in:
      Accounts payable                                                           (153,584)               (121,745)
      Taxes payable                                                               229,703                  88,244
      Accrued expenses                                                            171,456                (145,985)
-----------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                         282,332                 369,667
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                          (167,115)               (126,118)
   Proceeds from sale of equipment                                                 57,050                      --
-----------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                            (110,065)               (126,118)
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (decrease) in bank borrowings                                         300,000                 150,000
   Deferred financing costs                                                       (25,000)                (55,350)
   Payments of long-term debt and capital lease obligations                      (759,614)               (424,953)
-----------------------------------------------------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                              (484,614)               (330,303)
-----------------------------------------------------------------------------------------------------------------------
NET (DECREASE) INCREASE IN CASH                                                  (312,347)                (86,754)
CASH, AT BEGINNING OF PERIOD                                                      443,039                 275,238
-----------------------------------------------------------------------------------------------------------------------
CASH, END OF PERIOD                                                             $ 130,692               $ 188,484
=======================================================================================================================

                                                      ALLIED DEVICES CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (INFORMATION FOR MARCH 31, 2000 AND 1999 IS UNAUDITED)

===================================================================================================================================
   1.  BUSINESS                    Allied Devices Corporation and subsidiaries (the "Company") are engaged primarily in the manufacture and distribution of standard and custom precision mechanical assemblies and components and a line of screw machine products throughout the United States.


                             (A)   BASIS OF PRESENTATION/PRINCIPLES OF CONSOLIDATION

   2.  SUMMARY OF SIGNIFICANT      The accompanying consolidated financial statements include the accounts of Allied Devices
       ACCOUNTING POLICIES         Corporation and its wholly-owned subsidiaries, Empire - Tyler Corporation ("Empire") and APPI,
                                   Inc. ("APPI") (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

                                   The consolidated financial statements and related notes thereto as of March 31, 2000 and 1999, and for the three and six month periods then ended, are unaudited and have been prepared on a basis consistent with the Company's annual financial statements. Such unaudited financial statements include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of such data. Results for the six months ended March
                                   31, 2000 are not necessarily indicative of the results that may be expected for the entire year ending September 30, 2000.

                                   For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1999.


                                                     ALLIED DEVICES CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (INFORMATION FOR MARCH 31, 2000 AND 1999 IS UNAUDITED)

===================================================================================================================================
                              (B)  INVENTORIES

                                   Inventories are valued at the lower of cost (last-in, first-out (LIFO) method) or market. For the three and six months ended March 31, 2000 and 1999, inventory was determined by applying a gross profit method, as opposed to the year ended September 30, 1999, when inventory was determined by a physical count.


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

                                                     ALLIED DEVICES CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (INFORMATION FOR MARCH 31, 2000 AND 1999 IS UNAUDITED)

===================================================================================================================================
                              (E)  EARNINGS PER SHARE

                                   Basic earnings per share are computed by dividing income available to common shareholders by the weighted average shares outstanding for the period and reflect no dilution for the potential exercise of stock options and warrants. Diluted earnings per share reflect, in periods in which they would have a dilutive effect, the dilution that would occur upon the exercise of stock options and warrants. A reconciliation of the shares used in calculating basic and diluted earnings per share follows:

                                                                  Quarter Ended              Six Months Ended
                                                                    March 31,                    March 31,
                                                                2000          1999          2000           1999
                                   ---------------------------------------------------------------------------------
                                   Weighted average
                                   shares outstanding -
                                   basic                       4,847,592     4,947,942      4,847,592     4,947,942

                                   Dilutive effect of
                                   options and warrants          789,089        13,562        506,262        13,562
                                   ---------------------------------------------------------------------------------
                                   Weighted average
                                   shares outstanding-
                                   diluted                     5,636,681     4,961,504      5,353,854     4,961,504
                                   =================================================================================

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


                                                     ALLIED DEVICES CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (INFORMATION FOR MARCH 31, 2000 AND 1999 IS UNAUDITED)

===================================================================================================================================
                              (H)  STATEMENT OF CASH FLOWS

                                   For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.


   3.  INVENTORIES                 Inventories are summarized as follows:

                                                                                   March 31,         September 30,
                                                                                     2000                1999
                                   --------------------------------------------------------------------------------
                                   Raw materials                                   $1,395,412          $1,312,565
                                   Work-in-process                                  1,058,542           1,041,542
                                   Finished goods                                   9,262,322           8,990,642
                                   --------------------------------------------------------------------------------
                                                                                   11,716,276          11,344,749
                                   Less: adjustment to LIFO                        (1,645,300)         (1,612,976)
                                   --------------------------------------------------------------------------------
                                                                                  $10,070,976          $9,731,773
                                   ================================================================================

   4.  NEW                         In November, 1999, the Company entered into a lease for a new manufacturing facility to
       MANUFACTURING               consolidate its four locations on Long Island into one building and allow for growth of more
       FACILITY                    than 50% in throughput. This consolidation effort is scheduled for completion during May, 2000.
                                   The lease on this new facility expires in June, 2010, and requires total minimum rental payments of $4,999,000. The leases on the four locations being vacated will expire or terminate in
                                   May, 2000.

                                                      ALLIED DEVICES CORPORATION

                          RESULTS OF OPERATIONS: SIX MONTHS ENDED MARCH 31, 2000
                                   COMPARED WITH SIX MONTHS ENDED MARCH 31, 1999

===================================================================================================================================
       ITEM 2 -                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                   AND RESULTS OF OPERATIONS:

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

                                   Net sales for the quarter and six months ended March 31, 2000 were $7,735,000 and $14,428,000, respectively, as compared to $5,630,000 and $11,001,000 in the comparable periods of the prior year, increases of approximately 37.39% and 31.15%, respectively. These increases were principally the result of improved conditions in the various sectors of the US economy served by the Company. The semiconductor equipment sector's severe slowdown in 1998 and 1999 had impacted the Company's shipping volume, and its current strength is having a positive effect. In particular, fourteen (14) customers in this sector have accounted for approximately 60% of the growth in sales from year to year. Other sectors, most notably medical equipment and robotics, had remained stable but exhibited low growth through 1998 and 1999, and they are now

                                                      ALLIED DEVICES CORPORATION

                          RESULTS OF OPERATIONS: SIX MONTHS ENDED MARCH 31, 2000
                                   COMPARED WITH SIX MONTHS ENDED MARCH 31, 1999

===================================================================================================================================
                                   showing moderate but consistent strength. The Company remains dedicated to providing top quality and superior service to its customers, particularly those in the semiconductor equipment, aerospace instrument, medical equipment, robotics and scientific instrumentation sectors. While it is not possible to forecast with any accuracy how long the current recovery may last, customers in these sectors are predicting two or three years of strong activity.

                                   Reported gross profit for the second quarter and first six months of fiscal 2000 was 35.12% and
                                   34.87% of net sales, respectively, as compared to 31.90% and 32.48% for the comparable periods of fiscal 1999. Higher operating rates had, in general, a positive effect on margins, with the following factors accounting for the improvement: (1) higher throughput in manufacturing resulted in solid gains in labor productivity, improving margins by 3.22%; (2) the Company shipped a higher volume of product on relatively fixed costs of factory operations, increasing gross margins by 2.89% and (3) net materials expense increased as a percentage of sales, decreasing gross margins by 3.72%, as purchasing efficiencies suffered in favor of timeliness of deliveries.
                                   In the third quarter of fiscal 2000, the Company will complete the consolidation of its four plants on Long Island into one new facility, allowing for improved control and coordination of manufacturing activities and for expansion of manufacturing capacity. This will entail an increase in occupancy expense that, at current operating rates, would reduce gross margin by approximately 0.43%. Management expects this cost increase to be more than offset by additional increases in sales volume. The Company did not increase prices in the first six months of fiscal
                                   2000. LIFO reserves increased by $32,000 during the period.

                                   Selling, general and administrative expenses as a percentage of net sales were 22.7% and 23.2% in the second quarter and first six months of fiscal 2000, respectively, as compared to 23.8% and
                                   24.6% in the comparable periods of fiscal 1999. The following

                                                      ALLIED DEVICES CORPORATION

                          RESULTS OF OPERATIONS: SIX MONTHS ENDED MARCH 31, 2000
                                   COMPARED WITH SIX MONTHS ENDED MARCH 31, 1999

===================================================================================================================================
                                   factors account for this change: (1) selling and shipping expenses and commissions increased as a percentage of net sales by approximately 0.2% as management increased spending on certain aspects of the Company's marketing plan; (2) administrative payroll, benefits, and related expenses decreased as a percentage of net sales by 1.4%; and (3) other administrative expenses
                                   (collectively) decreased as a percentage of net sales by approximately 0.2%.

                                   Other expense is attributable to non-cash losses on the trade-in of certain pieces of equipment for more highly productive manufacturing equipment.

                                   Interest expense of $286,000 and $558,000 in the second quarter and first six months of fiscal
                                   2000, respectively, was $30,000 and $49,000 higher than in the comparable periods of fiscal 1999, a result of higher debt taken on by the Company to finance new equipment.

                                   Provision for income taxes is estimated at 36.1% of pre-tax income for the fiscal 2000 period, the same as in fiscal 1999, as a combination of federal and state taxes.


                                   LIQUIDITY AND FINANCIAL RESOURCES

                                   During the first six months of fiscal 2000, the Company's financial condition remained healthy.
                                   Operations generated cash of $282,000. Capital expenditures (net) used $110,000, and financing activities used $484,000, resulting in a decrease in cash on hand of $312,000. Working capital increased by $485,000 to $9,884,000 during the six month period, principally as a result of the following changes in current assets and current liabilities:

                                   o Accounts receivable increased by $783,000 as a function of rising sales volume. The average collection period remained at about 45 days.

                                                      ALLIED DEVICES CORPORATION

                          RESULTS OF OPERATIONS: SIX MONTHS ENDED MARCH 31, 2000
                                   COMPARED WITH SIX MONTHS ENDED MARCH 31, 1999

===================================================================================================================================
                                   o Inventories increased by 3.5%, or $339,000, during the six-month period. Turns on inventory improved to 1.9 times during the six months, as compared to 1.6 times at the end of fiscal
                                     1999. This change is attributable to the increase in shipping volume experienced in the first six months of fiscal 2000.

                                   o Prepaid and other current assets increased by $215,000 as the Company recorded (and accrued for) certain annual administrative expenses ($178,000) and incurred costs related to its new manufacturing facility ($37,000).

                                   o Current liabilities, exclusive of current portions of long-term debt and capital lease obligations, increased $248,000 as accounts payable and accrued expenses increased $18,000, and taxes payable increased by $230,000.

                                   o Current portions of long-term debt and capital lease obligations increased by $292,000.

                                   o Cash balances decreased by $312,000.

                                   Net capital expenditures in the six month period were $110,000 ($1,224,000 including capital lease acquisitions) as management continued to add to capacity and to streamline its manufacturing processes. Management's capital spending plans for the remaining half of fiscal
                                   2000 include additional expenditures of approximately $1,900,000 for productive equipment and approximately $400,000 for expansion and consolidation of New York operations into a new facility on Long Island. Management expects to fund such spending out of its working capital and lease lines.

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

                                                      ALLIED DEVICES CORPORATION

                          RESULTS OF OPERATIONS: SIX MONTHS ENDED MARCH 31, 2000
                                   COMPARED WITH SIX MONTHS ENDED MARCH 31, 1999

===================================================================================================================================
                                   acquisition during fiscal 2000. Success in this part of the Company's growth plan may rely, in large measure, upon success in raising additional debt and/or equity capital. Management believes that it has several sources for such capital and expects that the combination of capital raised and acquisitions completed will produce anti-dilutive results for the Company's existing stockholders. While this is management's intention, there is no guarantee that they will be able to achieve this objective. The Company is not relying on the receipt of any new capital for its existing operations. It is important to note that, absent new capital, the Company will not be in a position to undertake some of the most promising elements of management's plans for expansion.
                                   In the event that new capital is raised, management intends to implement its plans and will do so in keeping with its judgment at that time as to how best to deploy such added capital.

                                   To date, the Company has not experienced any Year 2000 related issues or problems.

                           PART II. OTHER INFORMATION

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



     DATE: APRIL 26, 2000                            ALLIED DEVICES CORPORATION
     --------------------                            --------------------------
                                                            (Registrant)



                                                     By:  /s/ M. Hopkinson
                                                          M. Hopkinson
                                                           Chairman