Form 10QSB
period 2000-06-30
ALLIED DEVICES CORP
filed 2000-07-31
CIK 869495

                          FORM 10-QSB QUARTERLY REPORT

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

/X/   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2000.
                               -------------

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


                  325 Duffy Avenue, Hicksville, New York 11801
                  --------------------------------------------
              (Address of principal executive offices - Zip code)


   Issuer's telephone number, including area code: (516) 935-1300


   Check whether the issuer (1) filed all reports required to be filed by
   Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                            Yes /X/    No / /


Common Stock, Par Value $.001                           4,847,592
------------------------------------------------------------------------------
          (CLASS)                          (Shares Outstanding at July 31, 2000)

                                     PART I


                   ALLIED DEVICES CORPORATION AND SUBSIDIARIES


                        CONSOLIDATED FINANCIAL STATEMENTS

                                                      ALLIED DEVICES CORPORATION


                                                     CONSOLIDATED BALANCE SHEETS

=========================================================================================
                                                             JUNE 30,       September 30,
                                                              2000              1999
-----------------------------------------------------------------------------------------
                                                           (UNAUDITED)       (Audited)
 ASSETS
 CURRENT:
  Cash                                                    $    274,725      $    443,039
  Accounts receivable                                        3,962,224         3,050,884
  Inventories                                               10,320,976         9,731,773
  Prepaid and other                                            220,449           126,902
  Deferred income taxes                                        165,000           165,000
-----------------------------------------------------------------------------------------
    TOTAL CURRENT                                           14,943,374        13,517,598
PROPERTY, PLANT AND EQUIPMENT, NET                           8,506,520         7,335,000
GOODWILL                                                     3,374,982         3,584,512
OTHER                                                          393,985           420,916
-----------------------------------------------------------------------------------------
    TOTAL ASSETS                                          $ 27,218,861      $ 24,858,026
=========================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT:
  Accounts payable                                        $  2,021,500      $  1,867,578
  Taxes payable                                                661,090           280,778
  Accrued expenses                                             839,602           392,772
  Current portion of long term debt and capital lease        1,985,796         1,577,539
    obligations
-----------------------------------------------------------------------------------------
    TOTAL CURRENT                                            5,507,988         4,118,667
LONG TERM DEBT AND CAPITAL LEASE OBLIGATIONS                10,869,258        10,931,435
OTHER LIABILITIES                                               78,505             --
DEFERRED TAXES                                                 326,000           326,000
-----------------------------------------------------------------------------------------
    TOTAL LIABILITIES                                       16,781,751        15,376,102
STOCKHOLDERS' EQUITY:
  Capital stock                                                  4,948             4,948
  Paid-in capital                                            3,624,721         3,624,721
  Retained earnings                                          6,936,612         5,981,426
-----------------------------------------------------------------------------------------
    SUBTOTAL                                                10,566,281         9,611,095
    LESS TREASURY STOCK, AT COST                              (129,171)         (129,171)
-----------------------------------------------------------------------------------------
    TOTAL STOCKHOLDERS' EQUITY                              10,437,110         9,481,924
-----------------------------------------------------------------------------------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 27,218,861      $ 24,858,026
=========================================================================================

                                                      ALLIED DEVICES CORPORATION


                                               CONSOLIDATED STATEMENTS OF INCOME

==========================================================================================
                                     Quarter Ended              Nine Months Ended
                                        June 30,                     June 30,
------------------------------------------------------------------------------------------

                                  2000           1999           2000          1999
                           ---------------------------------------------------------------

                               (Unaudited)    (Unaudited)    (Unaudited)   (Unaudited)

Net sales                      $ 8,257,086     $ 5,688,164     $22,685,556     $16,689,098

   Cost of sales                 5,361,383       3,795,103      14,758,053      11,222,657

Gross profit                     2,895,703       1,893,061       7,927,503       5,466,441

   Other operating expense         236,432            --           236,432            --

   Selling, general and
   administrative expenses       1,900,163       1,414,583       5,258,334       4,120,901

Income from operations             759,108         478,478       2,432,737       1,345,540

   Other expense                    32,063            --            69,503            --

   Interest expense (net)          309,928         249,443         868,421         758,898

Income before provision
for taxes on income                417,117         229,035       1,494,813         586,642

   Taxes on income                 150,609          82,682         539,627         211,778

Net income                     $   266,508     $   146,353     $   955,186     $   374,864
==========================================================================================

Basic earnings per share       $      0.05     $      0.03     $      0.20     $      0.08
==========================================================================================
Basic weighted average
  number of shares of
  common stock outstanding       4,847,592       4,903,532       4,847,592       4,903,532
==========================================================================================

Diluted earnings per share     $      0.05     $      0.03     $      0.18     $      0.08
==========================================================================================

Diluted weighted average
  number of shares of
  common stock outstanding       5,615,040       4,995,471       5,452,205       4,995,471
==========================================================================================

                                                      ALLIED DEVICES CORPORATION



                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

=========================================================================================

 FOR THE NINE MONTHS ENDED JUNE 30,                     2000            1999
----------------------------------------------------------------------------------
                                                    (UNAUDITED)      (Unaudited)
 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                       $   955,186      $   374,864
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                  1,280,728        1,091,237
      Loss on sale of equipment                         78,012           (2,300)
  Decrease (increase) in:
    Accounts receivable                               (911,340)        (138,860)
    Inventories                                       (589,203)        (555,713)
    Prepaid expenses and other current assets          (93,547)         186,114
    Other assets                                       (41,220)        (110,271)
  Increase (decrease) in:
    Accounts payable                                   153,922          (88,356)
    Taxes payable                                      380,312          109,458
    Accrued expenses                                   446,830         (115,577)
    Other liabilities                                   78,505               --
----------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES            1,738,185          750,596
----------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                (696,602)        (170,906)
  Proceeds from sale of equipment                      275,450            2,500
----------------------------------------------------------------------------------
NET CASH (USED IN) INVESTING ACTIVITIES               (421,152)        (168,406)
----------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in bank borrowings              (200,000)         150,000
  Deferred financing costs                             (25,000)         (55,350)
  Treasury stock acquired                                   --         (115,357)
  Payments of long-term debt and capital lease
    obligations                                     (1,260,347)        (728,429)
----------------------------------------------------------------------------------
NET CASH (USED IN) FINANCING ACTIVITIES             (1,485,347)        (749,136)
----------------------------------------------------------------------------------
NET (DECREASE) IN CASH                                (168,314)        (166,946)
CASH, AT BEGINNING OF PERIOD                           443,039          275,238
----------------------------------------------------------------------------------
CASH, END OF PERIOD                                $   274,725      $   108,292
==================================================================================

                                                    ALLIED DEVICES CORPORATION



                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (INFORMATION FOR JUNE 30, 2000 AND 1999 IS UNAUDITED)
================================================================================


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

                               The consolidated financial statements and related notes thereto as of June 30, 2000 and 1999, and for the three and nine month periods then ended, are unaudited and have been prepared on a basis consistent with the Company's annual financial statements. Such unaudited financial statements include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of such data. Results for the nine months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the entire year ending September 30, 2000.

                               For further information, refer to the
                               consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1999.

                                                    ALLIED DEVICES CORPORATION



                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (INFORMATION FOR JUNE 30, 2000 AND 1999 IS UNAUDITED)
================================================================================


                          (b)  INVENTORIES

                               Inventories are valued at the lower of cost
                               (last-in, first-out (LIFO) method) or market. For the three and nine months ended June 30, 2000 and 1999, inventory was determined by applying a gross profit method, as opposed to the year ended September 30, 1999, when inventory was determined by a physical count.

                          (c)  DEPRECIATION AND AMORTIZATION

                               Property, plant and equipment are stated at cost. Depreciation and amortization of property, plant and equipment is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:


                               Buildings and improvements             30 years
                               Machinery and equipment               5-10 years
                               Furniture, fixtures and office
                                equipment                            5-7 years
                               Tools, molds and dies                   8 years
                               Leasehold improvements               Lease term


                          (d)  INCOME TAXES

                               The Company and its subsidiaries file a
                               consolidated federal income tax return and separate state income tax returns. The Company follows the liability method of accounting for income taxes.

                                                    ALLIED DEVICES CORPORATION



                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (INFORMATION FOR JUNE 30, 2000 AND 1999 IS UNAUDITED)
================================================================================


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

                                                      Quarter Ended            Nine Months Ended
                                                        June 30,                    June 30,

                                                   2000           1999          2000         1999
                         ----------------------------------------------------------------------------
                         Weighted average
                         shares outstanding -
                         basic                  4,847,592      4,903,532     4,847,592    4,903,532

                         Dilutive effect of
                         options and warrants     767,448         91,939       604,613       91,939
                         ----------------------------------------------------------------------------

                         Weighted average
                         shares outstanding-
                         diluted                5,615,040      4,995,471     5,452,205    4,995,471
                         ----------------------------------------------------------------------------

                         (f)   INTANGIBLE ASSETS

                               The excess of cost over fair value of net assets acquired is being amortized over periods of 15 years (for fiscal 1998 acquisitions) and 20 years (for prior acquisitions).

                         (g)   REVENUE RECOGNITION

                               Sales are recognized upon shipment of products.

                                                    ALLIED DEVICES CORPORATION



                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (INFORMATION FOR JUNE 30, 2000 AND 1999 IS UNAUDITED)
================================================================================


                         (h)   STATEMENT OF CASH FLOWS

                               For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.


  3.    INVENTORIES      Inventories are summarized as follows:
                                                        June 30,   September 30,
                                                          2000         1999
                         -------------------------------------------------------
                         Raw materials                $ 1,466,565  $ 1,312,565
                         Work-in-process                1,074,542    1,041,542
                         Finished goods                 9,490,257    8,990,642
                         -------------------------------------------------------
                                                       12,031,364   11,344,749
                         Less: adjustment to LIFO      (1,710,388)  (1,612,976)
                         -------------------------------------------------------
                                                      $10,320,976  $ 9,731,773
                         =======================================================


  4.    NEW              During the month of May, 2000, the Company consolidated
        MANUFACTURING    its four locations on Long Island into a single
        FACILITY         facility, allowing for better production control,
                         improved productivity, and growth in throughput of more than 50%. The lease on this new facility expires in June, 2010, and requires total minimum rental payments of $ 5,002,000. The leases on the four locations that were vacated either expired or were terminated in May, 2000.

                                                    ALLIED DEVICES CORPORATION


                        RESULTS OF OPERATIONS: NINE MONTHS ENDED JUNE 30, 2000
                                 COMPARED WITH NINE MONTHS ENDED JUNE 30, 1999
================================================================================


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


                        Net sales for the quarter and nine months ended June 30, 2000 were $8,257,000 and $22,686,000, respectively, as compared to $5,688,000 and $16,689,000 in the comparable periods of the prior year, increases of approximately 45.16% and 35.93%, respectively. These increases were principally the result of two factors: (1) improved conditions in the various sectors of the US economy served by the Company, and (2) success in developing strong new or expanded customer relationships.
                            (a)   Improved Conditions: The semiconductor
                                  equipment sector's severe slowdown in 1998 and 1999 had negatively impacted the Company's shipping volume, and that industry's current growth rate of over 30% per annum is clearly reflected in the Company's shipments.

                                                    ALLIED DEVICES CORPORATION


                        RESULTS OF OPERATIONS: NINE MONTHS ENDED JUNE 30, 2000
                                 COMPARED WITH NINE MONTHS ENDED JUNE 30, 1999
================================================================================


                                  In particular, fourteen (14) customers in this sector have accounted for approximately 60% of the growth in sales from fiscal 1999 to fiscal 2000. Other sectors, most notably medical equipment and robotics, had remained stable, experiencing flat or low growth through 1998 and 1999, and they are just now beginning to show improved strength.
                            (b) Strong Customer Relationships: The Company has experienced strong growth in certain specialized capabilities offered by its Atlantic Precision division to key players in the semiconductor equipment industry. While this has had the effect of increasing customer and industry concentration, management believes that such capabilities are highly unusual and a competitive advantage for the Company. The Company has committed more than half of its capital spending in fiscal 2000 to supporting the growth and development of these capabilities.

                        The Company remains dedicated to providing top quality and superior service to all of its customers, particularly those in the semiconductor equipment, aerospace instrument, medical equipment, robotics and scientific instrumentation sectors. While it is not possible to forecast with any accuracy how long the current recovery may last, customers in these sectors are predicting eighteen to thirty-six months of strong activity.

                        Reported gross profit for the third quarter and first nine months of fiscal 2000 was 35.07% and 34.95% of net sales, respectively, as compared to 33.28% and 32.75% for the comparable periods of fiscal 1999. Higher operating rates had, in general, a positive effect on margins, with the following factors accounting for the improvement: (1) higher throughput in manufacturing resulted in solid gains in labor productivity, improving margins by 2.82%; (2) the Company shipped a higher volume of product on relatively fixed costs of factory operations, increasing gross margins by 1.61% and (3) net materials expense increased as a percentage of

                                                    ALLIED DEVICES CORPORATION


                        RESULTS OF OPERATIONS: NINE MONTHS ENDED JUNE 30, 2000
                                 COMPARED WITH NINE MONTHS ENDED JUNE 30, 1999
================================================================================


                        sales, decreasing gross margins by 2.23%, as relentless demands for short lead-times coupled with rapid growth prompted, temporarily, certain purchasing inefficiencies and a higher level of outsourcing. Further, in the third quarter of fiscal 2000, the Company consolidated the four plants it was operating on Long Island into one new facility, allowing not only for expansion of productive capacity but also for improvements in production control, resource utilization, and coordination of manufacturing activities. Rental expense at the new facility is higher than was the combined rent expense of the four facilities. At current operating rates, the higher rental expense reduces gross margins by approximately 0.41%. Management expects this cost increase to be more than offset by increases in sales volume and gains in productivity. The Company did not increase prices in the first nine months of fiscal 2000. LIFO reserves increased by $97,000 during the period.

                        Other operating expense of $236,000 consists of one-time expenses incurred in connection with the Company's consolidation into its new manufacturing facility during the third quarter of fiscal 2000.

                        Selling, general and administrative expenses as a percentage of net sales were 23.01% and 23.18% in the third quarter and first nine months of fiscal 2000, respectively, as compared to 24.86% and 24.69% in the comparable periods of fiscal 1999. The following factors account for this change: (1) selling and shipping expenses and commissions increased as a percentage of net sales by approximately 0.1% as management increased spending on certain aspects of the Company's marketing plan; (2) administrative payroll, benefits, and related expenses decreased as a percentage of net sales by 1.2%; and (3) other administrative expenses (collectively) decreased as a percentage of net sales by approximately 0.41%.

                        Other expense of $70,000 includes losses on the trade-in of certain machines for more highly productive manufacturing equipment.

                                                    ALLIED DEVICES CORPORATION


                        RESULTS OF OPERATIONS: NINE MONTHS ENDED JUNE 30, 2000
                                 COMPARED WITH NINE MONTHS ENDED JUNE 30, 1999
================================================================================


                        Interest expense of $310,000 and $868,000 in the third quarter and first nine months of fiscal 2000, respectively, was $60,000 and $110,000 higher than in the comparable periods of fiscal 1999. These increases were the combined result of additional borrowings (used to finance new equipment) and higher interest rates on the variable rate portion of the Company's debt.

                        Provision for income taxes is estimated at 36.1% of pre-tax income for the fiscal 2000 period, the same as in fiscal 1999, as a combination of federal and state taxes.


                        LIQUIDITY AND FINANCIAL RESOURCES

                        During the first nine months of fiscal 2000, the Company's financial condition remained healthy. Operations generated cash of $1,738,000. Capital expenditures (net) used $421,000, and financing activities used $1,485,000, resulting in a decrease in cash on hand of $168,000. Working capital increased by $36,000 to $9,435,000 during the nine month period, principally as a result of the following changes in current assets and current liabilities:

                        o Accounts receivable increased by $911,000 as a function of increased sales volume. The average collection period was about 44 days at the end of the third quarter of fiscal 2000.
                        o Inventories increased by 6.0%, or $589,000, during the nine month period, as compared to an increase of 34.94% in sales volume. Turns on inventory for the nine month period were 1.9 times (with the rate during the third quarter reaching 2.1 times) as compared to 1.6 times at the end of fiscal 1999. This change is attributable to larger growth in shipping volume than in underlying inventories during the first nine months of fiscal 2000.
                        o Prepaid and other current assets increased by $93,000 as the Company recorded and accrued for certain annual administrative expenses.

                                                    ALLIED DEVICES CORPORATION


                        RESULTS OF OPERATIONS: NINE MONTHS ENDED JUNE 30, 2000
                                 COMPARED WITH NINE MONTHS ENDED JUNE 30, 1999
================================================================================


                        o Current liabilities, exclusive of current portions of long-term debt and capital lease obligations, increased $981,000 as accounts payable and accrued expenses increased $601,000, and taxes payable increased $380,000.
                        o Current portions of long-term debt and capital lease obligations increased by $408,000.
                        o  Cash balances decreased by $168,000.

                        Net capital expenditures over the nine month period were $421,000 ($2,228,000 including capital lease acquisitions) as management responded to higher demands on capacity and updated manufacturing processes. Management's capital spending plans for the remaining quarter of fiscal 2000 include additional expenditures of approximately $2,200,000 for productive equipment. Management expects to fund such spending out of its working capital and lease lines.

                        Management believes that the Company's working capital as now constituted will be adequate for the needs of the on-going core business. Management further believes that, in light of the Company's expansion objectives, the Company's current financial resources will not be adequate to provide for all of the on-going cash needs of the business. In particular, management expects to require additional financing to carry out its acquisition objectives. It is management's intention to complete at least one significant acquisition during calendar year 2000. Success in this part of the Company's growth plan may rely, in large measure, upon success in raising additional debt and/or equity capital. Management believes that it has several sources for such capital and expects that the combination of capital raised and acquisitions completed will produce anti-dilutive results for the Company's existing stockholders. While this is management's intention, there is no guarantee that they will be able to achieve this objective. The Company is not relying on the receipt of any new capital for its existing operations. It is important to note that, absent new capital, the Company will not be in a position to undertake some of the most promising elements of management's plans for expansion. In

                                                    ALLIED DEVICES CORPORATION


                        RESULTS OF OPERATIONS: NINE MONTHS ENDED JUNE 30, 2000
                                 COMPARED WITH NINE MONTHS ENDED JUNE 30, 1999
================================================================================


                        the event that new capital is raised, management intends to implement its plans and will do so in keeping with its judgment at that time as to how best to deploy such added capital.

                        To date, the Company has not experienced any Year 2000 related issues or problems.

                                                    ALLIED DEVICES CORPORATION


                            OTHER INFORMATION: NINE MONTHS ENDED JUNE 30, 2000
================================================================================



                           PART II. OTHER INFORMATION

      ITEM 3-            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                         On April 11, 2000, the Company held its 2000 Annual Meeting of Stockholders. At the Annual Meeting, the following matters were submitted to a vote of stockholders.

                         1. The following five individuals, constituting the full Board of Directors of the Company, were nominated and elected to serve as directors of the Company.

                               Mark Hopkinson        FOR:      3,701,408
                                                WITHHOLD
                                               AUTHORITY:         17,690

                               P. K. Bartow          FOR:      3,701,408
                                                WITHHOLD
                                               AUTHORITY:         17,690

                               Salvator Baldi        FOR:      3,701,408
                                                WITHHOLD
                                               AUTHORITY:         17,690

                               Christopher T. Linen  FOR:      3,701,408
                                                WITHHOLD
                                               AUTHORITY:         17,690

                               Michael Michaelson    FOR:      3,701,408
                                                WITHHOLD
                                               AUTHORITY:         17,690



                         2. The holders of 3,701,408 shares of common stock voted in favor with respect to the ratification of the selection of BDO Seidman, LLP,

                                                    ALLIED DEVICES CORPORATION


                            OTHER INFORMATION: NINE MONTHS ENDED JUNE 30, 2000
================================================================================


                             independent certified public accountants, to serve as independent accountants of the Company for the fiscal year ending September 30, 2000.







                                   SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



      DATE: JULY 31, 2000                    ALLIED DEVICES CORPORATION
                                                    (Registrant)



                                             By:  /s/ M. Hopkinson
                                                  ----------------
                                                  M. Hopkinson
                                                  Chairman