Form 10KSB
period 2000-12-31
ALLIED DEVICES CORP
filed 2001-01-16
CIK 869495

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2000

0-24012
(Commission file number)

ALLIED DEVICES CORPORATION
(Exact name of Registrant as specified in its charter)

Nevada (State of incorporation)	13-3087510 (IRS Employer ID No.)

325 Duffy Avenue, Hicksville, New York (Address of principal executive offices)	11801 (Zip Code)

(516) 935-1300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Exchange Act:

Securities registered pursuant to Section 12 (g) of the Exchange Act:

Title of Class	Number of Shares Outstanding as of December 30, 2000

Common Stock, $.001 par value	4,847,592

             Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

             Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

             Issuer’s revenues for its most recent fiscal year: $32,281,423

             The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sale price on December 31, 2000 is approximately $6,905,979.

Item 1.   Business

             Allied Devices Corporation (“Allied Devices” or the “Company”) is a broad-line manufacturer and distributor of high precision mechanical components and sub-assemblies used in light duty control and transmission mechanisms in industrial and commercial instruments and equipment. The Company has the capability of producing close tolerance parts and intricate assemblies at competitive cost and with short lead times. A part of the Company’s business strategy is to provide prompt service and extensive technical support in certain industrial and high technology markets where customers generally expect extended lead times, missed deadlines and otherwise mediocre customer service and technical support.

             The Company’s major product groups include precision motion control and servo assemblies, instrument related fasteners, gears and gear products, and precision components and sub-assemblies built to customer specifications. Allied Devices’ customers are primarily original equipment manufacturers (“OEMs”).

             Allied Devices’ principal marketing tool is its highly effective technical manual of standardized instrument components available through the Company. This catalog is in the hands of buyers and engineers throughout the United States and generates sales nationwide. Management estimates that the Company has distributed more than 90,000 copies of its printed catalog over the last decade, of which approximately 40,000 copies were distributed during the last three fiscal years. The current edition was originally published in November, 1998, has been reprinted once, and is over 650 pages in length. During 1998, the catalog was fully digitized and formatted for inclusion as live data in the Company’s Internet website, making it simple for users to download the Company’s standard technical data and drawings. The catalog and its search tools have been accessible on the Internet through a broad range of website links since January, 1999.

             The breadth and standardized nature of the Company’s standard product line result in multiple applications in many industries, yielding demand at the level of both OEMs and distributors. The Company sells to a wide range of industries, principally medical and operating room equipment; semiconductor equipment makers; laser equipment; robotics; computer peripherals; aerospace instrumentation and controls; factory automation equipment and controls; machine tool builders; research and development facilities; high vacuum and spectrometric devices; flow control and metering equipment makers; seals and glands; scientific instrumentation; and optics.

             A typical customer is an OEM selling high-ticket capital goods equipment. The components supplied by Allied Devices going into such equipment generally constitute a small percentage of the OEM’s direct cost of manufacturing, typically less than $1,000 per unit. In many cases, however, the OEM’s system or equipment is dependent on the reliability and/or precision of the Company’s components, despite their modest cost, for its functional integrity and competitive performance. Failure to deliver reliable quality in a timely manner can have an impact far in excess of the direct cost of the parts. As a result, the majority of Allied Devices’ customers deem it imperative that parts supplied be on time and of reliably high quality. While these performance criteria are not always contractual requirements, they are critical determinants in the placement of repeat business.

             Allied Devices has structured itself generally to be a “one stop shopping” resource for consumers of mechanical instrument assemblies and components. In management’s estimation, consumers of such products in US markets have a need for a set of integrated services, inclusive of mechanical engineering skills, manufacturing depth and know-how, and distribution support. It is management’s opinion that few, if any, companies in the US have been effective in providing such services on a well integrated basis, and so management has defined “one stop” to mean providing mechanical engineering expertise, prototype manufacturing and testing, product improvement and value engineering, integrated component/sub-assembly production, contract manufacturing, and distribution support. The Company’s organization, production facilities and inventory policies are designed to provide fast and timely response to design issues as well as customer orders, large or small, and to support “just in time” (“JIT”) methods of material sourcing being used by more and more companies. Because the Company’s lead times in response to customer orders are generally short (four weeks or less), backlog is not considered a meaningful indicator of business trends; therefore, no effort is made to monitor backlog closely.

             Allied Devices’ sales volume is not dependent on just a few large customers. The Company draws from a customer list of over 6,000, thereby limiting its exposure to the fortunes of any one industry or group of customers. In each of the past three years, the Company’s ten largest customers have represented as many as ten different industries and account collectively for only about 47% of shipments. Despite this diversity in direct customer relationships, a meaningful share of overall demand in the United States for high precision motion control devices has been driven by the requirements of the semiconductor equipment industry (building chip-making machinery).

Cyclical fluctuation in demand for such equipment has an indirect but meaningful effect on the Company’s shipping volume, as was evident from the severe downturn in that industry in the aftermath of the economic and financial crises in East Asia in 1997-1998 and 1998-1999. Management estimates that customers serving, directly or indirectly, the semiconductor equipment markets account for approximately 50% of the Company’s sales volume. Within the US, the geographic concentration of the Company’s customers is relatively low and fluctuates with conditions in each of the regions served. Allied Devices relies principally on independent multi-line manufacturers’ representatives to gain national coverage, altogether fielding some 75 salespeople in virtually all significant territories in the United States.

             As the market for the Company’s products has evolved, the Company has met its customers’ needs by organizing operations into two functional areas: Catalog Sales and Distribution (“Catalog Operations”) and Manufacturing and Subcontracting (“Manufacturing Services”). These two areas of the Company have been defined solely for internal operating convenience and effectiveness. Both areas serve the same markets and customers and do not represent separate business segments.

Catalog Operations

             The majority of product sold through Catalog Operations is either manufactured by Catalog Operations or procured from the Manufacturing Services operations of the Company. The product mix includes standard products (as listed in the Company’s catalogs) and customized or non-standard products manufactured to the specific requirements of a given customer. What is not manufactured internally is purchased from a broad variety of reliable sources. This operation’s activities include telephone sales, inventory and shipping, gear-making, assembly and light duty manufacturing. This part of the Company also sells certain of its standard catalog products to its major competitors on a wholesale basis. In the aggregate, revenues for the Catalog Operations were approximately as follows for the last five years ended September 30th.

2000	$15,892,000
1999	$12,644,000
1998	$14,507,000
1997	$13,604,000
1996	$15,145,000

             The decreases in revenues for 1997 and 1999 were the result of successive sharp downturns in the semiconductor equipment sector of the U.S. economy. Historically, such severe downturns have been abnormal for the industries served by Allied. In recent years, the semiconductor equipment sector has emerged as a major consumer, directly and indirectly, for precision mechanical components and sub-assemblies as manufactured by the Company and its competitors. In 1997, the downturn appears to have been caused by excess inventory accumulation and overcapacity, and the duration of the slowdown appears to have been one year. While a recovery in this sector started in fiscal 1998, financial and economic turmoil in Asia during that year caused yet another downturn that continued through fiscal 1999. The Company has undertaken to diversify its business with additional products and more intensive marketing in industrie s unrelated to the semiconductor equipment sector.

Catalog Industry Competition

             The Company’s Catalog Operations compete principally with W.M. Berg Co., a subsidiary of Rexnord/BTR Ltd.; PIC Design, a subsidiary of Wells Benrus; Nordex Inc.; and Sterling Instrument, a division of Designatronics. Each of these companies publishes a catalog similar to that issued by the Company, offering a wide range of mechanical instrument components built around a single set of standards. In addition, there are many other companies offering a limited selection of materials or “single product” catalogs, often not adhering to any widely accepted standards. This marketplace is highly competitive, yet management believes, based upon feedback from vendors and customers, that the Company’s operating principles of immediate product availability, excellent quality control, competitive pricing, responsive customer service and technical support have permitted the Company to maintain and im prove its market position.

Manufacturing Services Operations

             The Company’s strategy calls for manufacturing the majority of the products that it sells through the catalog. Management believes that vertical integration ensures superior quality, timely deliveries, control of priorities and cost efficiencies. In addition, the Company’s strategy calls for the development of direct contract manufacturing relationships with “key accounts”, OEMs that enter into blanket or long-term purchasing arrangements with the Company as an outside contractor instead of manufacturing for themselves. In pursuit of this element of the Company’s strategy, the Company has added significantly (beginning in 1998) to its manufacturing capacity through (1) acquisition of a state-of-the-art machine shop facility, (2) subsequent, complementary additions of new and highly productive capital equipment, (3) institution of various late stage manufacturing techniques (such a s cellular manufacturing), and (4) in November, 2000, (following the end of fiscal 2000) acquisition of another smaller machine shop, equally state-of-the-art. In seeking to improve its manufacturing responsiveness and flexibility, the Company, during fiscal 2000, consolidated several smaller locations on Long Island into one new facility, adjusting and refining its manufacturing capabilities in the process. These refinements included elimination of its in-house screw machining operations, integration of the various areas of expertise and proprietary know-how that were, before the consolidation, resident in different locations and expansion of sophisticated and highly efficient computer based machining capabilities and capacities. Thus, Allied now has three manufacturing divisions, each with a particular focus and core competencies. In addition to the product each manufacturing operation manufactures in support of Catalog Operations, it markets and sells its capabilities direct to key customer accounts.

             The following operations comprise Manufacturing Services:

Allied Devices Corp. Hicksville, New York	Includes (1) a sophisticated computer numerically controlled (“CNC”) machining department specializing in close tolerance, intricate machining of small complex parts that are sold both direct to end users in the instrument and fluid power industries and through Catalog Operations, and (2) a highly efficient secondary manufacturing operation that performs multi-step finishing on product that has been rough-finished by other divisions of the Company’s operations or by outside vendors. The output of this plant, both standard stock and non-standard components is sold to OEMs, jobbers, distributors and wholesalers.

Astro Instrument Co. Joplin, Missouri	A general machine shop with diversified CNC and conventional capabilities, producing the Kay Pneumatics product line and manufacturing components for an established customer base in several industries.

APPI, Inc. (Atlantic Precision Products) Biddeford, Maine Windham, Maine Raymond, Maine	A state-of-the-art CNC machining operation with three facilities, specializing in close tolerance, intricate machining of complex parts, made from exotic and non-exotic materials, and used in the medical, fluid flow control, instrument, and seal/gland industries.

             Manufacturing Services in Hicksville, NY, produces components sold both through Catalog Operations and to other catalog houses, generally at uniform list prices. In addition, each Manufacturing Services operation bids for specialized custom manufacturing work in the open market, taking on machining jobs on fixed price contracts. While long production runs are periodically accepted, the structure of Manufacturing Services’ organization and facilities is generally oriented to shorter runs with higher margins. Pricing is based on a combination of outside costs (for materials and processing services) and standard hourly shop rates (for labor and overhead).

             Approximate revenues for Manufacturing Services were as follows for the last three years:

	Year Ended September 30,

	2000	1999	1998

Shipments to Catalog Operations *	$3,913,000	$2,102,000	$2,422,000
Sales to Outside Customers	$16,389,000	10,183,000	3,841,000
Total Revenues	$20,302,000	$12,285,000	$6,263,000

______________

*	These revenue figures for Catalog Operations represent interdivisional sales that are eliminated in consolidation.

             Shipments to Catalog Operations increase or decrease commensurate with the overall volume of shipments by Catalog Operations. The larger increases in Sales to Outside Customers in fiscal 1999 and 2000 were attributable principally to the acquisition of Atlantic Precision Products in July, 1998. The Company does not report results for Catalog Operations and Manufacturing Services separately, but management believes that both areas of the business make a positive contribution to operations. While the Company is intensively marketing its Manufacturing Services capability, management believes that existing capacity will support increases in volume without significant additions to current production facilities. Operations are now running with a partial second shift, representing an estimated 75% of capacity, giving the Company some flexibility to respond to increases in sales volume. While labor has been scarc e during fiscal 2000, the Company has been successful in filling its needs for skilled and semi-skilled production staff in responding to the growth in demand and shipments. Management intends, on a continuous basis, to examine its manufacturing methods, equipment and tooling, seeking ways to improve the quality and responsiveness of its capacity while minimizing the labor and skill content (and related cost) in its product. The Company has embarked on a program specifically oriented to making such improvements, and management intends to commit the capital necessary to carry out the program consistent with internal and confidential rate-of-return guidelines established by management.

Manufacturing Services Competition

             Each of the divisions in Manufacturing Services faces intense competition from the many thousands of machine shops and screw machine houses throughout the United States. Each division endeavors to differentiate itself from its competition on the basis of: i) accepting short-run work; ii) offering short lead times; iii) providing exceptional responsiveness to customer requirements; iv) supporting demand-pull and JIT requirements; v) providing engineering and technical support not typically offered by machine shops; and vi) conforming consistently to unbending quality standards.

Quality Assurance

             Although not legally required to do so in order to conduct its current business, the Company has emphasized rigorous standards of high quality in its products and in its manufacturing methods. In the 1980s, this led to the development of an internal quality control manual that sets forth both policies and procedures used throughout the Company. This manual meets or exceeds the requirements of MIL-STD-45208A, which defines acceptable standards for small business suppliers to the U.S. Government. In fiscal 1999, the Company started the process of qualifying all of its operations for certification to ISO-9002, receiving certification for its Atlantic Precision Products facilities in Biddeford and Windham, ME, in May, 1999. A project is underway for obtaining certification for the Company’s New York operations to ISO-9002 during fiscal 2001. In 2000, the International Standards Board undertook to revise and update the ISO-9000 standards. Management believes that the revisions to such standards will not result in disqualification for any of the Company’s facilities, nor does management believe that such changes will materially delay certification of the facilities that are seeking certification. In management’s opinion, loss of qualification under MIL-STD-45208A or ISO-9002 would not have a material impact on the Company’s ability to do business; likewise, in management’s opinion, such qualification provides an indication to customers and potential customers of the degree of diligence that the Company exercises in adhering rigorously to high standards in pursuit of consistent quality and manufacturing excellence.

Expansion Plans

             Management is carrying out a plan to expand the size of the Company. The plan has four basic elements: (1) expand and diversify the core business through more intensive marketing of assemblies and custom engineered products; (2) add selected standard products within the existing line of business; (3) expand beyond the Company’s core business into related lines of business through an acquisition program that will not only add volume and capacity but also provide marketing, operating and administrative synergies; and (4) raise additional equity capital as required to reduce the Company’s indebtedness, thereby limiting financial leverage while expansion plans are being implemented. Certain elements of management’s marketing strategy have been implemented (principally an on-going advertising campaign and publication of an Internet catalog). In August, 1999, the Company engaged the services of a marketing professional to oversee the implementation of the remaining elements of its marketing plan. In November, 1999, the Company leased a 60,000 square foot space in Hicksville, NY, to consolidate and expand its New York operations, allowing for growth in Catalog Operations and Manufacturing Services over the next several years. At the same time, management has been pursuing its acquisition strategy, having completed two acquisitions in fiscal 1998 and one after the end of fiscal 2000, and having targeted additional strategic candidates for acquisition in fiscal 2001. Management has raised (cumulatively) $2,163,000 in equity since the beginning of fiscal 1994, 60% in a private placement and the balance through the exercise of warrants and options. All such equity funds have been applied to working capital. Additional equity funds, if and when raised, will also be applied, at management’s discretion, to working capital, thus being available for use in routine operations or for carrying out the Compa ny’s expansion plans.

Marketing Programs

             The Company has developed a program to stimulate substantial growth within its existing line of business. Feedback from customers and informal market research indicate that Allied Devices is only just beginning to have widespread customer awareness in the markets it serves. Thus, the principal thrust of the Company’s plan is to make its target customers and markets more fully aware of the Company’s range of capabilities and of the usefulness of standardized components in general. The program is divided into modules and is being implemented as management deems appropriate.

             The plan includes a number of programs, including expansion and focusing of the Company’s advertising campaign. In another program, management has undertaken to improve, on a continuous basis, the standards of service and support provided to the Company’s customers. Other facets of the plan include phasing in of expanded engineering support, expansion of assembly capabilities, introduction of new products, and providing electronic accessibility for customers. The Company’s website currently gives access to a digital version of the Allied Devices catalog, with drawing files available for downloading onto CAD systems. During fiscal 2001, management plans to implement a customer-interactive system through its website that will enable customers to place inquiries, enter orders, view inventory status, and check on delivery status of existing orders. Management believes that implementation of the se plans, while not yet complete, has resulted in accelerated growth of sales and profits, and thus intends to undertake additional activities.

Acquisition Program

             As part of its plans for growth, management intends to continue with its acquisition program. By its own assessment, management views the market in which it competes as large (over $1 billion), highly fragmented, and poised for consolidation. Strategically, management intends to focus on acquiring businesses with the following characteristics: (a) significant potential for sales growth; (b) high prospects for synergy and/or consolidation in marketing, manufacturing and administrative support functions; (c) relatively high gross margins (30% or more); (d) effective operating management in place; (e) a reputation for quality in its products; and (f) represents lateral or vertical integration. Management completed two acquisitions in fiscal 1998, one after the end of fiscal 2000, and is assessing additional prospective candidates.

Other Factors

             Raw materials for the Company’s operations are normally readily available from multiple sources, such as bar stock of stainless steel and aircraft grade aluminum from metal distributors. Management expects no change to this situation in the foreseeable future. The technological maturity of the Company’s standard product line has resulted in general stability of demand in its markets and of availability of raw materials at stable prices. No material portion of the Company’s business is subject to renegotiation of profits or termination of contracts at the election of the United States government or its prime contractors. Procurement of patents is not material to the Company’s present marketing program.

Regulation

             The Company is not subject to any particular form of regulatory control. The Company does not expect that continued compliance with existing federal, state or local environmental regulations will have a material effect on its capital expenditures, earnings or competitive position.

Employees

             The Company currently employs 62 salaried and 243 hourly personnel. Wage rates and benefits are competitive in the labor markets from which the Company draws. While management classifies the labor market as tight, the Company has been able to provide for all of its labor requirements in fiscal 2000. None of the Company’s employees are represented by labor unions. The Company has had no strikes, walkouts or other forms of business disruption attributable to poor labor relations. Relations with employees are open and constructive.

Capital Equipment

             The Company uses a wide variety of machinery and equipment in the manufacturing and assembly of its product line. Although the Company or its subsidiaries own much of the equipment, certain pieces of equipment are leased. Eighteen leases, covering certain specific CNC machines, have original lease terms of five years, with purchase options at the end of each lease. Rates vary from 7.2% to 9.6%, and expiration dates range from 2003 to 2005. The aggregate value of these leases was $5,145,000 as of September 30, 2000.

Item 2.   Properties

             Listed below are the principal plants and offices of the Company. All property occupied by the Company is leased except as otherwise noted. Management consolidated operations from Baldwin, NY, Freeport, NY and Ronkonkoma, NY into one building in Hicksville, NY during fiscal year 2000. The lease for the new Hicksville, NY facility was executed in November, 1999, for a period of slightly over ten years.

Location	Square Feet	Lease Expiration	Principal Activities

Hicksville, NY	60,000	June, 2010	Catalog Operations and
			Manufacturing Services
Biddeford, ME	30,000	June, 2003	CNC Machine Shop
Windham, ME	10,000	June, 2003	CNC Machine Shop
Joplin, MO	13,000	(Owned)	CNC and Conventional Machine
			Shop

             On November 15, 2000, after the end of fiscal 2000, the Company acquired Martin Machine, Inc., and entered into a lease on its buildings in Raymond, ME, for 5 years with an option to renew for 5 years. The two buildings enclose 10,000 square feet of manufacturing and office space.

Item 3.   Legal Proceedings

             The Company knows of no material pending legal proceedings (other than routine claims incidental to its business) in which it or any of its officers or directors in their capacity as such is a party.

Item 4.   Submission of Matters to a Vote of Security Holders

             Not applicable.

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

             The Company’s common stock was originally listed on National Association of Securities Dealers Automated SmallCap Market (“NASDAQ”) as of November 17, 1994. Trading in the Company’s stock has been active and regular since then. A total of 7,844 trades representing 7,292,725 shares (as reported by NASDAQ in their routine statistical summaries) were completed during fiscal 2000. As of September 30, 2000, the Company had 412 holders of record of its common stock. The Company has seven listed market makers, and the trading ranges by quarter for fiscal 2000 and 1999 were as follows:

	Fiscal 2000		Fiscal 1999

	High	Low	High	Low

First Quarter	$1.6875	$1.031	$1.5155	$1.344
Second Quarter	$3.844	$1.469	$1.672	$1.2345
Third Quarter	$3.188	$2.0312	$1.3435	$1.2185
Fourth Quarter	$4.625	$2.875	$1.422	$1.203

Item 6.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

             The following selected consolidated financial data have been derived from the audited financial statements of Allied Devices Corporation. The selected financial data should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-KSB.

	Year Ended September 30,

	2000	1999

Statement of Operations Data:
Net sales	$32,281,423	$22,827,298
Net income	$1,474,696	$494,994
Earnings per share:
Basic	$.30	$.10
Diluted	$.27	$.10
Weighted average number of shares outstanding:
Basic	4,847,592	4,913,255
Diluted	5,537,748	4,948,546

Balance Sheet Data:
Total assets	$31,563,773	$24,858,026
Working capital	$7,844,790	$9,398,931
Long-term debt	$11,257,491	$10,931,435
Stockholders’ equity	$10,956,620	$9,481,924

RESULTS OF OPERATIONS

Year Ended September 30, 2000, Compared with Year Ended September 30, 1999

             All statements contained herein that are not historical facts, including, but not limited to, statements regarding the Company’s current business strategy, the Company’s projected sources and uses of cash, and the Company’s plans for future development and operations, are based upon current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital to finance the Company’s business plans on terms satisfactory to the Company; competitive factors; changes in labor, equipment and capital costs; changes in regulations affecting the Company’s business; future acquisitions or strategic partnerships; general business and economic conditions; and factors described from time to time in the reports filed by the Company with the Securities and Exchange Commission. The Company cautions readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Litigation Reform Act of 1995 and, as a result, are pertinent only as of the date made.

             Net sales for fiscal 2000 were $32,281,000 as compared to $22,827,000 in fiscal 1999. This increase of 41.4% was the result of a combination of factors:

1.	The sectors of the US economy served by the Company showed strength during the entire fiscal year. In particular, the semiconductor equipment sector grew at an estimated rate of 35%, while the medical equipment and gas flow metering and control sectors also showed above average rates of growth. The Company’s sales had been disappointing in fiscal 1999 as a result of especially weak conditions in the semiconductor equipment sector, so part of the strength in 2000 represented a return to more representative rates of growth.

2.	The Company continued to implement its marketing plans, intensifying its efforts to diversify and gain customers outside of the semiconductor equipment sector. It is management’s opinion that some portion of the growth in 2000 may be attributed to success in these efforts.

             Management continues to apply its marketing strategy consistently, in the belief that it will continue to result in above average growth in sales. The principal contributors to such growth will be, in management’s estimation, the following: (1) a continuing series of advertisements in various industry/trade magazines, designed to create more wide-spread awareness of the Company and its products and services; (2) a series of programs of continuous improvement, including qualification for ISO-9002, particularly in the areas of customer service and support; (3) a program to develop “key accounts” by offering an expanded range of support services, including contract manufacturing services; and (4) diversification of sales to reduce dependence on the semiconductor equipment sector.

             During fiscal 2000, the Company moved into a new and larger facility in Hicksville, New York, consolidating four facilities on Long Island into one location. There were a number of changes to the way the Company operates that resulted, the short-term effects of which resulted in higher costs. In management’s opinion, the material effects were as follows:

    The process of moving caused a number of unusual expenses: short term disruptions to production flow; abnormally high levels of overtime; the direct costs of preparing the new building, vacating the old buildings, physically moving, and starting up in a new location; and the additional project staffing retained for organizing the move.
    The disruptions to production flow resulted in a temporary spate of late deliveries. While management has no accurate means to quantify the dollar impact of this period of poor delivery performance, it is clear that there were some customers who cancelled orders and awarded business elsewhere during the period of transition.
    The move took place during a period of very active demand; to avoid disappointing customer expectations any more than necessary, the Company subcontracted a higher amount of manufacturing work than normal during a period of approximately six months.
    Following the move, management has launched a series of projects designed to realize the many improvements in production methods and efficiencies expected from the physical integration of four locations into one. As of year-end, many of the methods for producing product had been revised, with improvements in standard costs designed into the new methods. It is management’s expectation that the fiscal benefit of such changes will begin to be realized during fiscal 2001.

    Contemporaneous with the move, and as a result of the merging of four distinct and different costing systems, the Company adjusted its cost standards and cost accounting system to reflect lower standard costs. The net effect was a deflationary revision to the current unit costs of many products in the Company’s inventory. Thus, the FIFO valuation of inventories at the end of fiscal 2000, using revised standard costs, was approximately $895,000 lower than at the end of fiscal 1999. However, as calculated on a LIFO basis (i.e., eliminating the deflationary effect of lower current unit costs), inventories grew during fiscal 2000 by approximately $567,000. The LIFO Reserve, therefore, decreased by $1,462,000 to $151,000.

             The Company’s gross margin was 34.40% of net sales in fiscal 2000, as compared to 34.15% in fiscal 1999. This improvement was principally the result of two offsetting factors: the pace of the increase in sales volume experienced in fiscal 2000 prompted higher levels of procurement and subcontracting while the Company ramped up its own manufacturing capacity to match demand, while the higher level of manufacturing activity resulted in improved productivity. The move and consolidation of four plants on Long Island into one larger facility changed the flow of normal operations, resulting in a variety of temporary inefficiencies as operations adapted to new surroundings and four formerly distinct operating entities were forged into one unit. The effects of these factors on the cost of goods sold were as follows: (1) net materials expense increased as a percentage of sales, decreasing gross margins by 3. 26%, as subcontracting temporarily increased to cover demanding customer delivery requirements while manufacturing capacity was being added; (2) payroll costs as a percentage of sales decreased, improving gross profit by 2.14%, as productivity improved on the factory floor; (3) the Company shipped a higher volume of product on relatively stable costs of factory overhead, increasing gross margins by 0.58%; and (4) additions to production equipment increased depreciation (a non-cash expense) as an absolute number, but due to increased shipping levels, as a percentage of sales depreciation decreased, improving gross margins by 0.79%. Management believes that the improvements in productivity of labor would have been higher and expenditures for materials and services would have been lower had it not been for the move and attendant inefficiencies; however, management has not attempted to quantify these factors.

             The Company did not increase prices materially in fiscal 2000.

             Selling, general administrative and moving expenses as a percentage of net sales were 23.26% in fiscal 2000, as compared to 26.34% in fiscal 1999. The following factors account for this change: (1) selling and shipping expenses and commissions increased as a percentage of net sales by approximately 0.15% as expenditures on marketing and sales representation were increased during the year; (2) administrative payroll, benefits, and related expenses decreased as a percentage of net sales by 2.85%, principally as a result of the increases in sales levels without increased spending on administrative staffing; (3) other administrative expenses (collectively, including depreciation and amortization) decreased as a percentage of net sales by approximately 0.38%, with sales increases outpacing increases in overhead expenses. Such administrative expenses in fiscal 2000 included approximately $253,000 of one-time co sts related to the move and consolidation.

             Interest expense increased by $213,000 in fiscal 2000 as a function of higher borrowings incurred to finance new equipment acquired in fiscal 2000 and higher interest rates during the year.

             Provision for income taxes in both fiscal 2000 and fiscal 1999 were 36.1% of pre-tax income. See the notes to the consolidated financial statements for the reconciliation to the federal statutory rate.

Year Ended September 30, 1999, Compared with Year Ended September 30, 1998

             Net sales for fiscal 1999 were $22,827,000 as compared to $18,448,000 in fiscal 1998. This increase of 23.7% was the result of a combination of factors: (1) sales generated by the operations acquired in the second half of fiscal 1998 contributed approximately $6.7 million of incremental volume in fiscal 1999; (2) economic and financial instability in East Asia induced a sharp downturn in the semiconductor equipment sector of the U.S. economy, with depressed conditions enduring for effectively all of fiscal 1999, resulting in a decrease in volume estimated by management to be approximately $4.2 million; and (3) continued intense marketing efforts resulted in improved sales to companies in other sectors, adding an estimated $1.9 million to shipments during fiscal 1999. Management believes that the Company’s marketing strategy, consistently applied, will continue to result in above average growth in sales. The principal contributors to such growth will be, in management’s estimation, the following: (1) a continuing series of advertisements in various industry/trade magazines, designed to create more wide-spread awareness of the Company and its products and services; (2) a series of programs of continuous improvement, including qualification for ISO-9002, particularly in the areas of customer service and support; (3) a program to expand the range of support services provided to the Company’s larger customers; and (4) diversification of sales to reduce dependence on the semiconductor equipment sector.

             The Company’s gross margin was 34.15% of net sales in fiscal 1999, up from 34.07% in fiscal 1998. The lower level of sales activity permitted the Company to manufacture more and purchase less, resulting in the following changes from fiscal 1998: (1) net materials expense decreased as a percentage of sales, increasing gross margins by 3.57%; (2) careful management of wages and overtime through the slowdown resulted in lower payroll costs as a percentage of sales, improving gross margins by 0.83%; (3) the Company shipped a lower volume of product on relatively stable costs of factory operations, decreasing gross margins by 2.43%; and (4) additions to production equipment increased depreciation (a non-cash expense) as a percentage of sales, decreasing gross margins by 1.89%.

             The Company did not increase prices materially in fiscal 1999.

             Selling, general and administrative expenses as a percentage of net sales were 26.3% in fiscal 1999, as compared to 23.2% in fiscal 1998. The following factors account for this change: (1) selling and shipping expenses and commissions decreased as a percentage of net sales by approximately 2.2% as expenditures on marketing were decreased during the downturn in shipping volume; (2) administrative payroll, benefits, and related expenses increased as a percentage of net sales by 2.7%, principally as a result of certain termination and lay-off expenses incurred during the downturn; (3) other administrative expenses (collectively) increased as a percentage of net sales by approximately 1.8%, partially as a function of expenses and write-downs related to the Company’s impending move and consolidation of New York facilities into one building; and (4) depreciation and amortization (non-cash expenses) increas ed by 0.8% as a result of goodwill incurred in making the two acquisitions in fiscal 1998.

             Interest expense increased by $620,000 in fiscal 1999 as a function of higher borrowings incurred to finance the two acquisitions completed in fiscal 1998.

             Provision for income taxes in fiscal 1999 was 36.1% of pre-tax income, as compared to 36.2% in fiscal 1998. See the notes to the consolidated financial statements for a reconciliation to the federal statutory rate.

Liquidity and Capital Resources

             The Company’s financial condition remained healthy during fiscal 2000 as operations generated net cash of $3,994,000. Financing activities (net) used cash of $2,631,000 over the course of the year, capital expenditures (net) used $500,000, and deferred acquisition financing used $896,000, resulting in a decrease to cash on hand of $33,000. Net working capital decreased by $1,554,000 to $7,845,000 during the year. The following changes in current assets and current liabilities contributed to the decrease in working capital for the year ended September 30, 2000:

    Accounts receivable (net of reserve for doubtful accounts) increased by $1,888,000 during the year. This increase was a function of higher sales volume, while the average collection period stayed constant at 45 days.
    Inventories increased by $567,000 during the fiscal year, with the turnover rate increasing from 1.6 times in fiscal 1999 to 2.0 times in fiscal 2000. This increase was achieved because the Company was able to support a 41% increase in sales volume with a 6% increase in inventories. Current industrial procurement practices, Kanban and demand-pull (“JIT”) systems in particular, leave manufacturers vulnerable to sudden slow-downs in demand, since production manufactures on the basis of forecasted needs as much as three months in advance of actual demand. As an operating principle, management has made prompt service, product availability and quick turnaround of production orders key strategic factors in gaining a strong competitive position in the Company’s markets. Substantial inventories are, in management’s judgment, a necessity in supporting this strategy and responding to demanding delivery requirements imposed by the Company’s customers. As the Company’s growth plan continues to unfold, management expects to see continued improvement in the inventory turnover rate.
    Prepaid expenses and other current assets decreased by $7,000.

    Current deferred income taxes increased by $389,000.
    Current liabilities, exclusive of current portions of long-term debt and capital lease obligations, increased by $3,039,000 (net), as higher levels of manufacturing activity increased accounts payable by $1,672,000, the Company’s average payment period on accounts payable and accrued expenses was increased from 29 days in fiscal 1999 to 37 days in fiscal 2000 (an increase of $766,000), and the Company’s income taxes payable increased by $601,000.
    Current portions of long-term debt and capital lease obligations increased by $1,319,000 (net) as a function of the terms of the Company’s bank debt and lease financings.
    Cash balances decreased by $33,000.

             Management believes that the Company’s working capital as now constituted will be adequate for the needs of the on-going core business (inclusive of acquired entities). During fiscal 1999, the Company and its principal lending institutions mutually agreed to amend certain terms of its credit facility, reducing its revolving credit facility from $10 million to $7.5 million and modifying certain financial covenants in recognition of industry-wide business conditions. The Company, at the end of fiscal 2000, was using $2,900,000 of its revolving credit facility.

             Management believes that, in light of the Company’s expansion objectives, the Company’s working capital will not be adequate to provide for all of the on-going cash needs of the business. In particular, management expects to require additional financing to carry out its acquisition objectives. Success in this part of the Company’s growth program will rely, in large measure, upon success in completing such additional financing. The Company is not relying on receipt of such funds in its operating budgets or projections. It is important to note that, absent new capital, the Company will not be in a position to undertake some of the most promising elements of management’s plans for expansion. In the event that new equity funds are raised, management intends to implement its plans and will do so in keeping with its judgment at that time as to how best to deploy any such capital.

             Outlay for capital expenditures in fiscal 2000 amounted to $500,000 net ($3,855,000 including capital leases, net of equipment dispositions), as compared to $210,000 net ($1,005,000 including capital leases, net of equipment dispositions) in fiscal 1999. These expenditures represent activity in all material facets of the Company’s capital spending program: (1) a continuation of management’s program of continuous improvement through modernization and automation of facilities ($985,000), (2) expansion of productive capacity to service key accounts in contract manufacturing relationships ($2,758,000), and (3) upgrading, support and installation of new computer and communications equipment ($112,000). Capital spending plans for fiscal 2001 call for similar levels of investment in software and hardware for the Company’s computer system and roughly the same level of additions and upgrades to prod uction capacity. Management expects to fund such spending plans out of working capital, credit facilities, and customer financing agreements.

             During fiscal 1998, the Company acquired effectively all of the assets, properties, business and rights of, and assumed specified liabilities of Atlantic Precision Products, Inc. Consideration for the assets, net of liabilities, of APPI included a commitment to make supplemental payments of purchase consideration to the seller based on the performance of APPI during each of the first three one-year operating periods following the closing. The supplemental consideration earned for the first two years following the closing (24 months ended June 30, 2000) amounted to approximately $2,731,000, of which $1,522,000 was paid in cash with the balance due in notes payable over three years expiring June, 2003.

             On November 15, 2000, shortly after the close of fiscal year 2000, the Company acquired effectively all of the assets of, and assumed specified liabilities of, Martin Machine, Inc. (“Martin”), a small machine shop in Raymond, Maine, specializing in close tolerance, short run machining work. Consideration for the assets, net of liabilities, included cash of $400,000, five-year notes for $300,000 (bearing interest at 7% per annum), assumption of equipment loans of approximately $265,000, and 100,000 shares of the common stock of the Company. While Martin’s sales were less than 4% of the Company’s sales during the 12 months ended September 30, 2000, management believes that the talent and know-how of the Martin employees remaining with the business will support a substantial expansion of volume through the facility in support of several facets of the Company’s expansion plans.

Vulnerability to Recession

             The Company’s cost structure is largely made up of “fixed costs”, with “variable costs” accounting for less than 40% of net sales. The Company could, therefore, experience materially adverse effects on profitability from any marked downturn in sales volume until management was able to reduce fixed costs. Because the Company’s delivery lead-times are relatively short, there is, as a result, little backlog at any given time, and the effect of a downturn in sales volume would be felt almost immediately. A material portion of the Company’s sales are made to customers in the semiconductor equipment industry, an industry noted for its highly cyclical nature. It is probable that there will be a downturn in that industry at some point in 2001 or 2002, with a duration of 18 months or more. The Company is making efforts to diversify the composition of its sales profile to mitigate the impact of such a downturn on the Company’s sales. If management is not successful in achieving such diversification, the Company is likely to see a material decrease in sales when such a downturn happens.

Expansion Plans

             Management has developed a plan to expand the size of the Company. Basically, the plan has four elements: (1) expand the core business through more intensive and focused marketing efforts; (2) add products within the existing line of business; (3) expand beyond the Company’s core business into related lines of business through an acquisition program that will not only add volume and capacity but also provide marketing, operating and administrative synergies; and (4) raise additional equity capital as required to reduce the Company’s indebtedness, thereby limiting financial leverage while expansion plans are being implemented. In August, 1999, the Company engaged the services of a marketing professional to oversee and accelerate the implementation of the remaining elements of its marketing plan. In November, 1999, the Company leased a 60,000 square foot space in Hicksville, NY, to expand and cons olidate its New York operations, allowing for growth in Catalog Operations and Manufacturing Services over the next few years. At the same time, management is pursuing its acquisition strategy, having completed two acquisitions in fiscal 1998, another in the first quarter of fiscal 2001, and having targeted additional strategic candidates for acquisition in fiscal 2001 and beyond. Plans to raise additional equity will be carried out when management considers it appropriate to do so and believes market conditions to be favorable to existing stockholders.

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

Recent Accounting Pronouncements

             A)   Investment Derivatives and Hedging Activities Income

             In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivatives and Hedging Activities Income” (“SFAS 133”), as amended, which requires the recording of all derivative instruments as assets or liabilities measured at fair value. Among other disclosures, SFAS 133 requires that all derivatives be recognized and measured at fair value regardless of the purpose or intent of holding the derivative.

             SFAS 133 is effective for financial statements for periods with fiscal years beginning after June 15, 2000. To date, the Company has not traded in derivatives or engaged in hedging activities.

             B)   Revenue Recognition

             In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.” SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition in financial statements. The Company believes that the effect, if any, will not be material to the Company’s operating results.

Item 7.   Financial Statements

             (1)   Financial Statements

               See index to Financial Statements on Page F-2.

Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

               None

PART III

Item 9.    Directors and Executive Officers

             The Executive Officers and Directors of the Company are as follows:

Name	Age	Position(s) Held with Company
Mark Hopkinson	53	Chairman of the Board of Directors, Chief Executive Officer, Secretary
Salvator Baldi	78	Executive Vice President, Director
Andrew J. Beck	52	Assistant Secretary
P.K. Bartow	53	Director
Christopher T. Linen	53	Director
Michael Michaelson	78	Director
Paul M. Cervino	46	President, Principal Financial Officer, Principal Operating Officer, Principal Accounting Officer, Treasurer

             Brief biographies of the Executive Officers and Directors of the Company are set forth below. All Directors hold office until the next Annual Stockholders’ Meeting or until their death, resignation, retirement, removal, disqualification or until their successors have been elected and qualified. Vacancies in the existing Board may be filled by majority vote of the remaining Directors. Officers of the Company serve at the will of the Board of Directors. There are no written employment contracts outstanding.

             Mark Hopkinson, age 53, has been Chairman of the Board since 1981, when he and Mr. Bartow organized the acquisition of the Company. He also served as President of the Company from 1981 until March, 1994. He is a graduate of the University of Pennsylvania and of the Harvard Graduate School of Business Administration. Prior to acquiring Allied Devices, he was a management consultant, working originally with Theodore Barry & Associates from 1977 to 1978 and later as an independent and with the Nicholson Group from 1978 to 1981. The focus of his work in the period leading up to 1981 was development of emerging growth companies, both in the United States and in lesser-developed countries. He served as an officer in the United States Navy from 1969 to 1972.

             Salvator Baldi, age 78, was one of the original founders of the Company in 1947. He has been a Director of the Company since February, 1994. The business was started as a general machine shop and developed through the years as a supplier to certain principal competitors of the Company in the market for standardized precision mechanical parts. By the late 1970’s, the Company had become a competitor, offering its own catalog of components. He and his partners sold the Company to the investor group assembled by Mr. Hopkinson and Mr. Bartow in October, 1981, with Mr. Baldi remaining with the Company under an employment contract. By the time his contract expired two years later, Mr. Baldi had negotiated to repurchase an interest in the Company. He currently works on an abbreviated work schedule.

             Andrew J. Beck, age 52, has been a partner with the law firm of Torys since prior to 1989. He became Assistant Secretary of the Company in March, 1994. Mr. Beck holds a B.A. in economics from Carleton College and a J.D. from Stanford University Law School.

             P.K. Bartow, age 53, is President of The InterBusiness Marketing Group. From March 1994 through November 1998, he was President of the Company. He served as Vice President of the Company from when he and Mr. Hopkinson organized its acquisition in 1981 until March 1994. While active in management at Allied Devices, Mr. Bartow was Director of Marketing and Sales, and he continues to provide marketing consulting services to the Company. Prior to acquiring Allied Devices, Mr. Bartow had joined the Nicholson Group in 1978, and performed facility and feasibility studies for emerging growth companies. Mr. Bartow received a B.A. degree from Williams College in 1970, and a M.Arch degree from the University of Pennsylvania in 1974.

             Christopher T. Linen, age 53, became a Director of the Company during fiscal 1997. He is currently principal of Christopher Linen & Company, through which he has invested in a series of early stage, internet and technology-related enterprises. Prior to this, from 1975 until 1996, he was an executive with Time Inc. (later Time Warner Inc.) where he managed a series of six subsidiaries or divisions in Asia, Latin America, the United States, and worldwide. Prior to that, he was Assistant Financial Director of the Italhai Holding Company, Ltd. (Bangkok), during which tenure he was Publisher of the Bangkok World, an English language daily newspaper. He is a director of Starmedia Networks Inc., Chairman of Nirvana Soft Inc., and a Trustee of The Family Academy, an experimental public school. He holds a B.A. from Williams College and attended the Graduate School of Business Administration at New York University.

             Michael Michaelson, age 78, has been a Director of the Company since 1990. He has been President and sole stockholder of Rainwater Associates, Inc. since 1979, providing management and marketing consultation services to clients principally in publishing and related industries. He is also on the board of directors of Retail Entertainment Group, Inc., a public company. From 1986 to 1989, he was Chairman of the Council on Economic Priorities. From 1977 to 1979, he was co-founder and Chairman of the Board of Games Magazine, which was sold to Playboy magazine in 1979. From 1970 to 1978, Mr. Michaelson worked for Publishers Clearing House, where he was Senior Vice President. From 1968 to 1970, he was President and Founder of Campus Subscriptions, Inc. Mr. Michaelson served in the United States Army in the South Pacific during World War II, where he was a Company Commander in the 35th infantry, 25th di vision and received the Bronze Star and the Purple Heart. He received a B.S. degree from New York University in 1948.

             Paul M. Cervino, age 46, has been the President of the Company since August 2000 and Chief Operating Officer of the Company since November 1998. From January 1996, until October 1998, he served as Chief Financial Officer of the Company. Prior to 1996, he was employed by Sotheby’s Holdings, Inc., an international art auction house. From 1992 to 1995, he was a member of the European Board of Directors and Chief Financial Officer of Sotheby’s Europe and Asia, operating in London. From 1985 to 1992, he was a Director and Chief Financial and Administrative Officer of Sotheby’s North America. From 1976 to 1985, he worked for Sotheby’s in various other financial capacities. Mr. Cervino received a B.S. in Accounting from St. John’s University, and a M.B.A. in Finance from Pace University.

Item 10.   Executive Compensation

             The following table sets forth the salary and bonus compensation paid during the fiscal years ended September 30, 2000, 1999 and 1998 to the Chairman and Chief Executive Officer of the Company. No other Executive Officer of the Company received fiscal 2000 salary and bonus compensation which exceeded $100,000. The Company’s Directors receive $1,250 per quarter and 25,000 options per year for their services as such and reimbursement for any expenses they may incur in connection with their services as Directors.

“Summary Compensation Table”

Name and Principal Position	Fiscal Year	Salary	Other Annual Compensation	Long Term Compensation Awards-Options/ SAR’s

Mark Hopkinson	2000	$128,535	$0	225,000
Chairman and Chief Executive Officer	1999	$123,725	$0	22,000
	1998	$110,005	$0	0

             Under the terms of the Company’s 1993 Incentive Stock Option Plan, the following options were granted to the Chief Executive Officer of the Company during fiscal year 2000.

“Option/SAR Grants in Last Fiscal Year”

Name	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date

Mark Hopkinson	225,000	21%	$1.031	10/2/04

Aggregated Options/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values.

			Number of Securities Underlying Unexercised Options/SARs at FY-End (#)	Value of Unexercised In-the-Money Options/SARs at FY-End ($)

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Exercisable/ Unexercisable	Exercisable/ Unexercisable

Mark Hopkinson	—	$—	279,000/0	$707,664/$0

______________

(1)	In-the-money options are those for which the fair market value of the underlying Common Stock exceeds the exercise price of the option. The value of the in-the-money options is determined in accordance with regulations of the Securities and Exchange Commission by subtracting the aggregate exercise price of the option from the aggregate year-end value of the underlying Common Stock.

             No compensation to management has been waived or accrued to date.

             Under the terms of its employee stock option plan (adopted in October, 1993 and amended in December, 1995 and March, 1998), the Board of Directors is empowered at its discretion to award options to purchase an aggregate of 1,500,000 shares of the Company’s common stock to key employees. Prior to fiscal 2000, the Company had granted options to purchase an aggregate of 454,100 shares to key employees and Directors, with exercise prices ranging from $0.35 to $3.00 per share. During fiscal 2000, 12,000 such options were cancelled when an option-holder left the employment of the Company. Also during fiscal 2000, the Company granted options to purchase 1,049,400 shares of the Company’s common stock, at exercise prices ranging from $1.031 to $2.875, to 9 individuals (one executive, four Directors and four non-executive managers).

Item 11.    Security Ownership of Certain Beneficial Owners and Management

             The following table sets forth the number and percentage of the shares of the Company’s Common Stock owned of record and beneficially by each person or entity owning more than 5% of such shares and by all executive officers and directors, as a group at September 30, 2000:

Name	Number of Shares Owned	Current Percentage

Mark Hopkinson (1) (3)	1,028,910	20.07%
325 Duffy Avenue PO Box 841 Hicksville, NY 11801

P.K. Bartow (2) (4)	841,866	16.60%
325 Duffy Avenue PO Box 841 Hicksville, NY 11801

Salvator Baldi (1) (5)	755,575	14.90%
325 Duffy Avenue PO Box 841 Hicksville, NY 11801

Michael Michaelson (2) (6)	185,000	3.68%
325 Duffy Avenue PO Box 841 Hicksville, NY 11801

Christopher T. Linen (2) (8)	186,000	3.76%
203 Poverty Hollow Road Redding, CT 06896

Andrew J. Beck (7)	16,000	0.33%
71 Willow Street, Apt. 1 Brooklyn, NY 11201

Paul M. Cervino (7) (9)	288,000	5.32%
325 Duffy Avenue PO Box 841 Hicksville, NY 11801

All Executive Officers and
Directors as a Group (7 persons)	3,301,351	53.74%

______________

(1)	Officer and Director

(2)	Director only.

(3)	Includes 279,000 shares represented by currently exercisable options. Mark Hopkinson is General Partner of the Hopkinson Family Partnership (in which he has exclusive management rights), which owns 700,000 of the shares included herein. Mr. Hopkinson disclaims beneficial ownership of 15,700 shares owned by his wife.

(4)	Includes 225,000 shares represented by currently exercisable options. Mr. Bartow disclaims ownership of 15,000 shares owned by members of his immediate family.

(5)	Includes 225,000 shares represented by currently exercisable options.

(6)	Includes 185,000 shares represented by currently exercisable options. Mr. Michaelson disclaims ownership of 216,000 shares owned by his wife.

(7)	Officer only.

(8)	Includes 100,000 shares represented by currently exercisable options.

(9)	Includes 272,400 shares represented by options, 136,400 currently exercisable and the balance vesting in periods out through fiscal 2004.

Item 12.   Certain Relationships and Related Transactions

             Not applicable.

Item 13.    Exhibits and Reports on Form 8-K

               (a)   Exhibits

             The exhibits required to be filed as a part of the form are listed in the attached Index to Exhibits.

               (b)   Reports on Form 8-K

             No reports on Form 8-K were filed in the last quarter of fiscal 2000.

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

Signature	Title	Date

/s/ Mark Hopkinson Mark Hopkinson	Chairman of the Board, Principal Executive Officer, and Director

/s/ Salvator Baldi Salvator Baldi	Executive Vice President and Director

/s/ Philip Key Bartow Philip Key Bartow	Director

/s/ Michael Michaelson Michael Michaelson	Director

/s/ Christopher T. Linen Christopher T. Linen	Director

/s/ Paul M. Cervino Paul M. Cervino	President, Principal Operating Officer, Principal Financial Officer, Principal Accounting Officer, Treasurer

CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Stockholders and Board of Directors of
Allied Devices Corporation
Hicksville, New York

             We hereby consent to the incorporation by reference and inclusion in the Prospectuses constituting part of the Registration Statements filed on Form S-8 on April 6, 1994 and April 8, 1996 of our report dated January 10, 2001 relating to the consolidated financial statements of Allied Devices Corporation and subsidiaries appearing in the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2000.

BDO SEIDMAN, LLP

Melville, New York
January 16, 2001

ALLIED DEVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2000 and 1999

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Stockholders and Board of Directors of
Allied Devices Corporation
Hicksville, New York

             We have audited the accompanying consolidated balance sheets of Allied Devices Corporation and subsidiaries as of September 30, 2000 and 1999 and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

             In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Allied Devices Corporation and subsidiaries at September 30, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

BDO Seidman, LLP

Melville, New York
January 10, 2001

ALLIED DEVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,

	2000	1999

ASSETS
Current:
Cash	$410,186	$443,039
Accounts receivable, net of allowance for doubtful accounts of $67,000 and $57,000, respectively	4,939,164	3,050,884
Inventories	10,298,923	9,731,773
Prepaid expenses and other current assets	119,961	126,902
Deferred income taxes	554,000	165,000

Total current assets	16,322,234	13,517,598
Property, plant and equipment, at cost, net of accumulated depreciation and amortization	9,750,586	7,335,000
Excess of cost over fair value of net assets acquired, net of accumulated amortization of $963,386 and $648,560	5,061,944	3,584,512
Other assets	429,009	420,916

	$31,563,773	$24,858,026

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current:
Accounts payable	$3,539,960	$1,867,578
Income taxes payable	881,801	280,778
Accrued expenses and other	1,158,941	392,772
Current portion of long-term debt and capital lease obligations	2,896,742	1,577,539

Total current liabilities	8,477,444	4,118,667
Long-term debt and capital lease obligations	11,257,491	10,931,435
Other liabilities	91,218	—
Deferred income taxes	781,000	326,000

Total liabilities	20,607,153	15,376,102

Commitments (Notes 2, 5, 8, 9 And 10)
Stockholders’ equity
Common stock, $.001 par value, authorized 25,000,000 shares, issued and outstanding 4,947,942 and 4,947,942	4,948	4,948
Additional paid-in capital	3,624,721	3,624,721
Retained earnings	7,456,122	5,981,426

Subtotal	11,085,791	9,611,095
Treasury stock, at cost (100,350 shares)	(129,171)	(129,171)

Total stockholders’ equity	10,956,620	9,481,924

	$31,563,773	$24,858,026

See accompanying notes to consolidated financial statements.

ALLIED DEVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year ended September 30,

	2000	1999

Net sales	$32,281,423	$22,827,298
Cost of sales	21,175,601	15,031,821

Gross profit	11,105,822	7,795,477
Selling, general and administrative expenses	7,254,506	6,013,032
Moving expense	253,402	—

Income from operations	3,597,914	1,782,445
Other expense	69,503	—
Interest expense, net	1,220,592	1,007,807

Income before provision for taxes on income	2,307,819	774,638
Taxes on income	833,123	279,644

Net income	$1,474,696	$494,994

Net income per share—basic	$.30	$.10

Net income per share—diluted	$.27	$.10

See accompanying notes to consolidated financial statements.

ALLIED DEVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock $0.001 par value

	Number of Shares	Amount	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Total Stockholders’ Equity

Balance, September 30, 1998	4,947,942	$4,948	$3,624,721	$—	$5,486,432	$9,116,101
Net income	—	—	—	—	494,994	494,994
Treasury stock acquired				(129,171)	—	(129,171)

Balance, September 30, 1999	4,947,942	4,948	3,624,721	(129,171)	5,981,426	9,481,924
Net income				—	1,474,696	1,474,696

Balance, September 30, 2000	4,947,942	$4,948	$3,624,721	$(129,171)	$7,456,122	$10,956,620

See accompanying notes to consolidated financial statements.

ALLIED DEVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(NOTE 12)

	Year ended September 30,

	2000	1999

Cash flows from operating activities:
Net income	$1,474,696	$494,994

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,806,807	1,622,679
Deferred income taxes	66,000	(107,000)
Loss (gain) on sale of equipment	78,012	(2,300)
Changes in assets and liabilities, net of effects from acquisitions:
(Increase) decrease in:
Accounts receivable	(1,888,280)	(524,816)
Inventories	(567,150)	(828,553)
Prepaid expenses and other current assets	6,941	239,155
Other assets	(114,043)	(99,307)
Increase (decrease) in:
Accounts payable and accrued expenses	2,438,551	730,144
Other liabilities	91,218	—
Income taxes payable	601,023	280,778

Total adjustments	2,519,079	1,310,780

Net cash provided by operating activities	3,993,775	1,805,774

Cash flows from investing activities:
Capital expenditures	(775,453)	(212,344)
Business acquisitions, net of cash acquired	(896,129)	(350,000)
Proceeds from sale of equipment	275,450	2,500

Net cash used in investing activities	(1,396,132)	(559,844)

Cash flows from financing activities:
Increase (decrease) in revolving credit borrowings	(500,000)	150,000
Principal payments on long-term debt and capital lease obligations	(2,105,496)	(1,043,608)
Treasury stock acquired	—	(129,171)
Deferred financing costs	(25,000)	(55,350)

Net cash used in financing activities	(2,630,496)	(1,078,129)

Net (decrease) increase in cash	(32,853)	167,801
Cash, beginning of period	443,039	275,238

Cash, at end of period	$410,186	$443,039

See accompanying notes to consolidated financial statements

ALLIED DEVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Accounting Policies

             (a)   Business

             The Company is comprised of Allied Devices Corporation (“ADCO”), and its wholly owned subsidiaries, Empire - Tyler Corporation (“ Empire”) and APPI, Inc. (“APPI”), (collectively the “Company”).

             The Company is engaged primarily in the manufacture and distribution of standard and custom precision mechanical assemblies and components and a line of screw machine products. The Company sells all of its products to the same base of customers located throughout the United States. Because the Company’s product line comprises a comparable group of precision manufactured parts sold to a similar customer base, it considers itself to be engaged in a single business segment.

             (b)   Basis of Presentation

             The consolidated financial statements include the accounts of ADCO and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

             (c)   Inventories

             Inventories are valued at the lower of cost (last-in, first-out (LIFO) method) or market. Management periodically analyzes inventories for obsolescence and records write-offs as required. Such write-offs have historically been immaterial.

             (d)   Depreciation and Amortization

             Property, plant and equipment are stated at cost. Depreciation and amortization of property, plant and equipment is computed using the straight-line method over the estimated useful lives of the assets. The estimated lives are as follows:

Machinery and equipment	5 - 10 years
Tools, molds and dies	8 years
Furniture, fixtures and office equipment	5-7 years
Buildings and improvements	30 years
Leasehold improvements	Lease term

             (e)   Income taxes

             The Company and its subsidiaries file a consolidated federal income tax return and separate state income tax returns.

             Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date.

ALLIED DEVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

             (f)   Earnings per share

             Basic earnings per share is computed by dividing income available to common shareholders by the weighted average shares outstanding for the period and reflect no dilution for the potential exercise of stock options and warrants. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the dilution that would occur upon the exercise of stock options and warrants. A reconciliation of the shares used in calculating basic and diluted earnings per share follows:

	Year ended September 30,

	2000	1999

Weighted average shares outstanding—basic	4,847,592	4,913,524
Dilutive effect of options and warrants	690,156	35,022

Weighted average shares outstanding—diluted	5,537,748	4,948,546

             Options and warrants totaling 143,500 and 282,864 at September 30, 2000 and 1999, respectively, were antidilutive and, accordingly, excluded from the diluted calculation.

             (g)   Intangible assets

             The excess of cost over the fair value of net assets acquired is being amortized over periods of 15 and 20 years. Deferred financing costs are amortized over the life of the related debt.

             (h)   Long-lived assets

             The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less cost to sell. To date, there have been no write-downs.

             (i)   Revenue recognition

             Sales are recognized upon shipment of products. All sales are shipped F.O.B. shipping point and are not sold subject to a right of return unless the products are defective. The Company’s level of returns arising from defective products has historically been immaterial.

             (j)   Advertising expenses

             Advertising expenses are expensed as incurred and amounted to $203,000 and $151,000 for the years ended September 30, 2000 and 1999, respectively.

             (k)   Stock based compensation

             The Company accounts for stock based compensation using the intrinsic value method as permitted by SFAS No. 123 and will account for such transactions in accordance with Accounting Principles Board (“APB”) No. 25 and, as required by SFAS No. 123, will provide pro forma information regarding net income as if compensation costs for the Company’s stock plan had been determined in accordance with the fair value method presented by SFAS No. 123.

             (l)   Use of estimates

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

             (m)   Fair value financial instruments

             The carrying amounts of financial instruments, including cash and short-term debt, approximated fair value as of September 30, 2000 and 1999. The carrying value of long-term debt, including the current portion, approximates

ALLIED DEVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

fair value as of September 30, 2000 and 1999 based upon the borrowing rates currently available to the Company for bank loans with similar terms and average maturities.

             (n)   Concentrations of credit risk

             The Company extends credit based on an evaluation of its customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. No individual customer is considered to be a significant risk.

             (o)   Recent accounting pronouncements

               (i)   Investment derivatives and hedging activities

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Investments and Hedging Activities” (“SFAS 133”), as amended, which requires the recording of all derivative instruments as assets or liabilities measured at fair value. Among other disclosures, SFAS 133 requires that all derivatives be recognized and measured at fair value regardless of the purpose or intent of holding the derivative.

      SFAS 133 is effective for financial statements for periods with fiscal years beginning after June 15, 2000. To date, the Company has not traded in derivatives or engaged in hedging activities.

               (ii)   Revenue recognition

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.” SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition in financial statements. The Company believes that the effect, if any, will not be material to the Company’s operating results.

2.   Acquisition

             On July 8, 1998, with an effective date of July 1, 1998, the Company acquired the assets and business of Atlantic Precision Products, Inc. (“ APPI”), a manufacturer of high precision, machined components for original equipment manufacturers with advanced engineering requirements. The price of net assets (including assumption of specified liabilities) was made up of cash, stock, and performance consideration. The consideration was $7,237,500 in cash and 250,000 shares of the Company’s common stock. The common stock portion of the consideration was recorded at the value guaranteed by the Company ($4 per share), discounted to its present value. The Company also capitalized approximately $190,000 of costs related to the acquisition. The purchase price exceeded the fair value of the net assets acquired (principally machinery and equipment and inventory) by $2,846,026. This excess has been recorde d as goodwill that is being amortized over a (15) fifteen-year period.

             The Company financed this acquisition using proceeds from its credit agreement with its bank (see Note 5).

             The performance consideration is a stipulated percentage of the future earnings (as defined) for APPI for three years. The Company’s policy with respect to any such contingent consideration is to record a liability for such amounts as the defined earnings are achieved. As of September 30, 2000, contingent consideration of $ 2,731,061 has been recorded as additional goodwill. As of September 30, 2000, $1,521,998 has been paid and $ 1,209,063 has been delivered in the form of three year notes, subordinated to the bank credit facility (Note 5), due through September 30, 2003 bearing interest at 7% per annum, in accordance with the terms of the asset purchase agreement. All such contingent consideration is subject to a subordination agreement between the seller and the lending institution (Note 5).

ALLIED DEVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.   Inventories

             Inventories are summarized as:

	September 30,

	2000	1999

Raw materials	$1,076,603	$1,312,565
Work-in-process	1,112,276	1,041,542
Finished goods	8,261,481	8,990,642

	10,450,360	11,344,749
Less: adjustment to LIFO	151,437	1,612,976

	$10,298,923	$9,731,773

             The adjustment to LIFO represents the excess of current cost ((valued at first-in, first-out) (FIFO)) over the LIFO value of the inventories. The Company’s LIFO reserve decreased $ 1,461,539 and increased $ 102,224 for the years ended September 30, 2000 and 1999, respectively.

4.   Property, Plant and Equipment

             Property, plant and equipment consists of:

	September 30,

	2000	1999

Machinery and equipment	$14,266,238	$11,067,498
Tools, molds and dies	1,201,556	1,944,329
Furniture, fixtures and office equipment	608,324	614,197
Leasehold improvements	289,740	116,955
Building and improvements	94,520	94,520
Land	5,000	5,000

	16,465,378	13,842,499
Less: accumulated depreciation and amortization	6,714,792	6,507,499

Property, plant and equipment (net)	$9,750,586	$7,335,000

             Included in machinery and equipment and office equipment at September 30, 2000 and 1999 is approximately $6,742,000 and $3,712,000, respectively, of equipment under capital lease agreements (Note 7). At September 30, 2000 and 1999, the related accumulated amortization amounts were approximately $1,136,000 and $533,000, respectively. Depreciation expense for the years ended September 30, 2000 and 1999 was approximately $603,000 and $402,000, respectively. Depreciation expense for all assets totaled $1,394,000 and $1,188,000 for the fiscal years ended September 30, 2000 and 1999, respectively.

5.   Credit Facilities

             In July 1998, the Company entered into a new credit agreement with its existing lender and repaid all amounts due with respect to its previous credit facility. The new credit agreement provided for a revolving credit loan and a term note. During fiscal 1999, the revolving credit facility was amended.

             Under the terms of the amended three-year revolving credit loan, the Company may borrow up to the lesser of $7,500,000 or 85% of eligible receivables and 60% of eligible inventory to a maximum of $5,000,000. Interest is computed at the higher of the bank’s prime lending rate (9.50% at September 30, 2000) or the Federal Funds Rate plus ½%. The Company is required to pay a commitment fee on the average unused portion of the revolving credit commitment of ¼% per annum. Borrowings under the revolving credit loan were $2,900,000 and $3,400,000 at September 30, 2000 and 1999, respectively (Note 7). The revolving credit loan matures in June 2002.

             Under the terms of the five and one-half year (66 months) term note, the Company originally borrowed $6,250,000. Interest thereon is computed at the higher of the bank’s prime rate plus ¼% or the Federal Funds Rate plus ½%. The term note is payable in twenty quarterly installments of principal, which began in March 1999. The quarterly principal installments increase ratably from $150,000 per quarter during the first year to $400,000 per

ALLIED DEVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

quarter for the last year plus a final installment of $950,000 on December 31, 2003. The proceeds of the term note and a portion of the funds drawn against the revolving credit loan were used to finance the APPI acquisition (Note 2). In conjunction with the issuance of the term note, the Company issued the lender warrants to purchase 125,000 shares of its common stock (Note 9). The value of the warrants totaled $97,000 and was accounted for as deferred financing costs (included in other assets) and is being amortized over the term of the credit agreement.

             Borrowings under the credit facility are secured by a first priority security interest in the Company’s assets. In addition, the Company must meet certain financial covenants.

6.   Accrued Expenses and Other

             Accrued expenses consist of:

	September 30,

	2000	1999

Commissions	$116,698	$73,871
Payroll and related	834,196	177,091
Other	208,047	141,810

	$1,158,941	$392,772

7.   Long-term Debt and Capital Lease Obligations

             Long-term debt consists of:

	September 30,

	2000	1999

Revolving credit loan (Note 5)	$2,900,000	$3,400,000
Term note (Note 5)	4,900,000	5,800,000
Acquisition note (Note 2)	1,209,063	588,803
Capital lease obligations with varying monthly payments and interest rates ranging from 7.2% to 9.6% per annum maturing 2003 through 2005; secured by an interest in specific machinery and equipment (Note 4)	5,145,170	2,720,171

Subtotal	14,154,233	12,508,974
Less: current maturities	2,896,742	1,577,539

Long-term debt and capital lease obligations	$11,257,491	$10,931,435

             Deferred financing costs included in other assets amounted to $297,223 and $259,534 at September 30, 2000 and 1999, respectively. Accumulated amortization amounted to $113,865 and $58,985 at September 30, 2000 and 1999, respectively.

             The following is a schedule by years of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of September 30, 2000:

2001	$1,636,484
2002	1,636,484
2003	1,384,111
2004	946,997
2005	451,425

Total minimum lease payments	6,055,501
Less: amount representing imputed interest	910,331

Present value of net minimum lease payments	$5,145,170

ALLIED DEVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

             The following is a schedule of long-term debt maturities (including capital lease obligations) as of September 30, 2000:

2001	$2,896,742
2002	5,966,917
2003	3,032,680
2004	1,820,053
2005	437,841

$14,154,233

8.   Leases

             The Company rents facilities in Hicksville, New York and in Biddeford and Windham, Maine under various operating lease agreements expiring through June 2010. In addition, the Company also leases certain machinery and equipment and office equipment under various capital lease agreements expiring through 2005 (Note 7). Rent expense amounted to approximately $688,000 and $654,000 for the fiscal years ended September 30, 2000 and 1999, respectively. Future minimum rental payments for operating leases as of September 30, 2000 are as follows:

2001	$651,000
2002	655,000
2003	618,000
2004	475,000
2005	491,000
Thereafter	2,576,000

Total	$5,466,000

9.   Stockholders’ Equity

             (a)   Warrants

             At September 30, 2000, the Company had 125,000 stock warrants outstanding. As further discussed in Note 5, the Company issued warrants to its secured lender to purchase 125,000 shares of common stock at an exercise price of $2.00 per share. These warrants expire on July 7, 2003.

             (b)   Incentive Stock Option Plan

             In October 1993, the Board of Directors adopted an incentive stock option plan. The Plan, as amended in December 1995 and March 1998, allows the Board of Directors to issue options to purchase an aggregate of 1,500,000 shares of the Company’s common stock to key employees.

             As of September 30, 2000, the Company had issued options to purchase an aggregate of 1,491,500 shares of the Company’s common stock to employees and members of the Company’s Board of Directors. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2000 and 1999: no dividend yield, expected volatility of approximately 46.00% to 52.89%, risk free interest rates of 4.80% to 6.29%, with an expected life of 7.5 to 10 years. If compensation cost for the Company’s Stock Option Plan had been determined in accordance with SFAS No. 123, net income would have been reduced in 2000 and 1999 by approximately $ 375,000 and $94,000, respectively, and net income per diluted share would have been $ .20 and $.08 for each year, respectively.

ALLIED DEVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

             The following table summarizes information about stock options outstanding at September 30, 2000:

	Options Outstanding			Options Exercisable

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$.35	4,600	4.5	$.35	4,600	$.35
$2.00-3.00	45,000	5.6	2.92	45,000	2.92
$.35-2.44	72,400	6.6	1.74	65,400	1.65
$1.88-2.25	49,000	7.4	1.94	45,400	1.92
$1.06-1.31	217,500	8.6	1.15	168,500	1.17
$1.03-2.88	1,049,400	4.9	1.25	932,067	1.08

	1,437,900	5.7	1.34	1,260,967	1.22

             Changes in qualified and non-qualified options and warrants outstanding are summarized as follows:

	Warrants		Options

	Shares	Exercise Price	Shares	Option price per share	Weighted average exercise price

Outstanding September 30, 1998	195,864	$2.00-$4.25	1,053,400	$.35-$3.00	$2.32
Granted	—	—	221,500	$1.06-$1.31	$1.15
Cancelled	—	—	(874,400)	$2.25-$3.00	$2.37
Exercised	—	—	—	—	—
Expired	(60,000)	$3.25-$4.25	—	—	—

Outstanding September 30, 1999	135,864	$2.00	400,500	$.35-$3.00	$1.56
Granted	—	—	1,049,400	$1.03-$2.88	$1.25
Cancelled	—	—	(12,000)	$1.06-$2.38	$1.92
Exercised	—	—	—	—	—
Expired	(10,864)	$2.00	—	—	—

Outstanding September 30, 2000	125,000	$2.00	1,437,900	$.35-$3.00	$1.34

             At September 30, 2000, there were 1,260,967 options exercisable at a weighted average exercise price of $1.22. The weighted average fair value of options granted during fiscal 2000 and 1999 was $ .70.

10.   Commitments

             The Company has a discretionary 401(k) plan. For the years ended September 30, 2000 and 1999, the Company contributed $ 68,363 and $ 26,915, respectively.

11.   Taxes on Income

             Provisions for income taxes (benefit) on income in the consolidated statement of operations consist of the following:

	Year ended September 30,

	2000	1999

Current:
Federal	$678,156	$359,644
State	88,967	27,000

Total current	767,123	386,644

Deferred:
Federal	58,000	(90,000)
State	8,000	(17,000)

	66,000	(107,000)

Total taxes on income	$833,123	$279,644

ALLIED DEVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

             Deferred tax (assets) liabilities consist of the following:

	Year ended September 30,

	2000	1999

Tax depreciation in excess of book	$1,013,000	$662,000
Investment tax credit carryforward	(198,000)	(181,000)
Alternative minimum tax credit	—	(155,000)
Provision for accounts receivable	(25,000)	(22,000)
Provision on note receivable (included in other assets)	—	(32,000)
Inventory capitalization	(84,000)	(39,000)
Inventory reserve	(293,000)	—
Accrued bonus	(141,000)	(37,500)
Other temporary differences – net	(45,000)	(34,500)

Net deferred tax liabilities	$227,000	$161,000

             The provision for income taxes on income before taxes differs from the amounts computed applying the applicable Federal statutory rates due to the following:

	Year ended September 30,

	2000	1999

Provision for Federal income taxes at the statutory rates	$784,658	$263,400
Increase (decrease):
State taxes, net of Federal tax benefit	63,998	6,600
Other	(15,533)	9,644

Provision for taxes on income	$833,123	$279,644

12.   Cash Flows

	Year ended September 30,

	2000	1999

Supplemental disclosure of cash flow information
Cash paid during the year:
Interest	$1,168,000	$1,018,000
Income taxes	$166,100	$56,380

Supplemental schedule of non-cash investing and financing:
Equipment acquired under capital lease	$3,355,000	$795,000

             In connection with the business acquisition (Note 2), the Company, in fiscal 2000 and 1999, incurred additional non-cash charges of $896,129 and $588,803, respectively, relating to contingent consideration earned in connection with this acquisition.

13.   Subsequent Event

             In November 2000, the Company acquired Martin Machine, Inc. (“Martin”), which is located in Raymond, Maine. The total purchase price amounted to $1,031,000, including the value of 100,000 shares of common stock issued. The purchase price also includes a note in the amount of $300,000 payable over (5) five years beginning March 31, 2001. Prior to the acquisition, the Company was Martin’s primary customer.