Form 10QSB
period 2000-12-31
ALLIED DEVICES CORP
filed 2001-02-09
CIK 869495

                          FORM 10-QSB QUARTERLY REPORT

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended DECEMBER 31, 2000.

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


                    325 Duffy Avenue, Hicksville, N.Y. 11801
                    ----------------------------------------
               (Address of principal executive offices - Zip code)


Issuer's telephone number, including area code: (516) 935-1300

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X    No
                               -----     -----


Common Stock, Par Value $.001                           4,948,392
-----------------------------           ---------------------------------------
           (CLASS)                      (Shares Outstanding at January 31, 2001)

                                     PART I
                                     ------


                   ALLIED DEVICES CORPORATION AND SUBSIDIARIES
                   -------------------------------------------


                        CONSOLIDATED FINANCIAL STATEMENTS
                        ---------------------------------

                                                ALLIED DEVICES CORPORATION


                                               CONSOLIDATED BALANCE SHEETS


================================================================================

                                                   DECEMBER 31,    September 30,
                                                       2000            2000
--------------------------------------------------------------------------------
                                                    (UNAUDITED)       (Audited)
 ASSETS
 CURRENT:
   Cash                                            $     82,047    $    410,186
   Accounts receivable                                4,062,706       4,939,164
   Inventories                                       10,500,853      10,298,923
   Prepaid and other                                    382,268         119,961
   Deferred income taxes                                554,000         554,000
--------------------------------------------------------------------------------
     TOTAL CURRENT                                   15,581,874      16,322,234
 PROPERTY, PLANT AND EQUIPMENT, NET                  13,400,359       9,750,586
 GOODWILL                                             5,313,337       5,061,944
 OTHER                                                  382,208         429,009
--------------------------------------------------------------------------------
     TOTAL ASSETS                                  $ 34,677,778    $ 31,563,773
================================================================================
 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT:
   Accounts payable                                $  3,789,002    $  3,539,960
   Taxes payable                                        608,596         881,801
   Accrued expenses                                     997,666       1,158,941
   Current portion of long term debt and
     capital lease obligations                        3,463,791       2,896,742
--------------------------------------------------------------------------------
     TOTAL CURRENT                                    8,859,055       8,477,444
 LONG TERM DEBT AND CAPITAL LEASE OBLIGATIONS        13,199,151      11,257,491
 OTHER LIABILITIES                                      103,932          91,218
 DEFERRED TAXES                                         781,000         781,000
--------------------------------------------------------------------------------
     TOTAL LIABILITIES                               22,943,138      20,607,153
 STOCKHOLDERS' EQUITY:
   Capital stock                                          5,049           4,948
   Paid-in capital                                    3,958,470       3,624,721
   Retained earnings                                  7,900,292       7,456,122
--------------------------------------------------------------------------------
     SUBTOTAL                                        11,863,811      11,085,791
     LESS TREASURY STOCK, AT COST                      (129,171)       (129,171)
--------------------------------------------------------------------------------
     TOTAL STOCKHOLDERS' EQUITY                      11,734,640      10,956,620
--------------------------------------------------------------------------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 34,677,778    $ 31,563,773
================================================================================

                                                ALLIED DEVICES CORPORATION


                                         CONSOLIDATED STATEMENTS OF INCOME


================================================================================

 FOR THE THREE MONTHS ENDED DECEMBER 31,             2000             1999
--------------------------------------------------------------------------------
                                                  (UNAUDITED)      (Unaudited)
 Net sales                                        $9,597,119       $6,693,487

     Cost of sales                                 6,466,521        4,378,398
--------------------------------------------------------------------------------
 Gross profit                                      3,130,598        2,315,089

     Selling, general and administrative expenses  2,081,080        1,596,002
--------------------------------------------------------------------------------
 Income from operations                            1,049,518          719,087
--------------------------------------------------------------------------------
     Other expense                                         -           47,099

     Interest expense (net)                          354,416          272,088
--------------------------------------------------------------------------------
 Income before provision for taxes on income         695,102          399,900

     Taxes on income                                 250,932          144,365
--------------------------------------------------------------------------------
 Net income                                       $  444,170       $  255,535
================================================================================
 Basic earnings per share                         $     0.09       $     0.05
================================================================================
 Basic weighted average number of shares of
   common stock outstanding                        4,897,992        4,847,592
================================================================================
 Diluted earnings per share                       $     0.08       $     0.05
================================================================================
 Diluted weighted average number of shares
   of common stock outstanding                     5,782,109        5,206,778
================================================================================

                                                ALLIED DEVICES CORPORATION


                                     CONSOLIDATED STATEMENTS OF CASH FLOWS


================================================================================

 FOR THE THREE MONTHS ENDED DECEMBER 31,                 2000           1999
--------------------------------------------------------------------------------
                                                      (UNAUDITED)    (Unaudited)
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                          $ 444,170      $ 255,535
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                     607,480        399,973
       Loss on sale of equipment                               -         47,099
   Decrease (increase) in:
     Accounts receivable                                 876,458       (111,436)
     Inventories                                        (192,930)      (177,004)
     Prepaid expenses and other current assets          (226,100)      (341,493)
     Other assets                                          9,000        (50,242)
   Increase (decrease) in:
     Accounts payable                                    372,801         76,268
     Taxes payable                                      (273,205)       143,050
     Accrued expenses                                   (161,273)        51,386
     Other liabilities                                    12,714              -
--------------------------------------------------------------------------------
 NET CASH PROVIDED BY OPERATING ACTIVITIES             1,469,115        293,136
--------------------------------------------------------------------------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                 (162,908)      (154,896)
   Business acquisition                                 (664,063)             -
   Proceeds from sale of equipment                             -         55,000
--------------------------------------------------------------------------------
 NET CASH USED IN INVESTING ACTIVITIES                  (826,971)       (99,896)
--------------------------------------------------------------------------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in bank borrowings                          (600,000)             -
   Proceeds from sale of common stock                      2,600              -
   Proceeds from equipment financing                     224,111              -
   Deferred financing costs                                    -        (25,000)
   Payments of long-term debt and capital lease
     obligations                                        (596,994)      (323,279)
--------------------------------------------------------------------------------
 NET CASH USED IN FINANCING ACTIVITIES                  (970,283)      (348,279)
--------------------------------------------------------------------------------
 NET DECREASE IN CASH                                   (328,139)      (155,039)
 CASH, AT BEGINNING OF PERIOD                            410,186        443,039
--------------------------------------------------------------------------------
 CASH, END OF PERIOD                                    $ 82,047      $ 288,000
================================================================================

                                                ALLIED DEVICES CORPORATION



                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (INFORMATION FOR DECEMBER 31, 2000 AND 1999 IS UNAUDITED)
================================================================================


  1.    BUSINESS          Allied Devices Corporation and subsidiaries are
                          engaged primarily in the manufacture and distribution of standard and custom precision mechanical assemblies and components throughout the United States.


  2.    SUMMARY OF        (a) BASIS OF PRESENTATION/PRINCIPLES OF
        SIGNIFICANT           CONSOLIDATION
        ACCOUNTING
        POLICIES              The accompanying consolidated financial
                              statements include the accounts of Allied
                              Devices Corporation and its wholly-owned subsidiaries, Empire - Tyler Corporation and
                              APPI, Inc. (collectively, the "Company").
                              All significant intercompany accounts and transactions have been eliminated in consolidation.


                              The consolidated financial statements and related notes thereto as of December 31, 2000 and 1999, and for the three months then ended, are unaudited and have been prepared on a basis consistent with the Company's annual financial statements. Such unaudited financial statements include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of such data. Results for the three months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the entire year ending September 30, 2001.

                              For further information, refer to the
                              consolidated financial statements and
                              footnotes thereto included in the Company's
                              Annual Report on Form 10-KSB for the year ended September 30, 2000.

                                                ALLIED DEVICES CORPORATION



                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (INFORMATION FOR DECEMBER 31, 2000 AND 1999 IS UNAUDITED)
================================================================================


                          (b) INVENTORIES

                              Inventories are valued at the lower of cost
                              (last-in, first-out (LIFO) method) or
                              market. For the three months ended December
                              31, 2000 and 1999, inventory was determined by applying a gross profit method, as opposed to the year ended September 30, 2000, when inventory was determined by a physical count.


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

                                                ALLIED DEVICES CORPORATION



                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (INFORMATION FOR DECEMBER 31, 2000 AND 1999 IS UNAUDITED)
================================================================================


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

                                                             Quarters Ended

                                                              December 31,

                                                             2000       1999
                                                         -----------------------
                              Weighted average shares
                              outstanding - basic         4,897,992  4,847,592

                              Dilutive effect of options
                              and warrants                  884,117    359,186
                                                         -----------------------

                              Weighted average shares
                              outstanding- diluted        5,782,109  5,206,778
                                                         =======================


                          (f) INTANGIBLE ASSETS

                              The excess of cost over fair value of net assets acquired is being amortized over periods of 15 and 20 years.

                                                ALLIED DEVICES CORPORATION



                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (INFORMATION FOR DECEMBER 31, 2000 AND 1999 IS UNAUDITED)
================================================================================


                          (g) REVENUE RECOGNITION

                              Sales are recognized upon shipment of
                              products. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition in financial statements. There has been no effect to the Company's operating results as a result of adopting and applying SAB 101.


                          (h) STATEMENT OF CASH FLOWS

                              For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.


  3.    INVENTORIES       Inventories are summarized as follows:

                                                      DECEMBER 31,  September 30,
                                                          2000          2000
                          ------------------------------------------------------
                          Raw materials                $   987,531  $ 1,076,603
                          Work-in-process                1,121,275    1,112,276
                          Finished goods                 8,543,484    8,261,481
                          ------------------------------------------------------
                                                        10,652,290   10,450,360
                          Less: adjustment to LIFO        (151,437)    (151,437)
                          ------------------------------------------------------
                                                       $10,500,853  $10,298,923
                          ======================================================


  4.    SUPPLEMENTAL      During the quarter ended December 31, 2000,
        CASH FLOWS        there were several non-cash transactions
                          detailed as follows: (1) the Company entered into various capital leases amounting to $3,182,000 for the purchase of new machinery and equipment; (2) the Company issued a $300,000 note payable in connection with the acquisition of Martin Machine, Inc. (see note 5); and (3) the Company issued 100,000 shares of common stock valued at $331,250 in connection with the purchase of Martin Machine, Inc. (see note 5).

                                                ALLIED DEVICES CORPORATION



                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (INFORMATION FOR DECEMBER 31, 2000 AND 1999 IS UNAUDITED)
================================================================================


  5.    BUSINESS          On November 15, 2000, the Company acquired
        ACQUISITIONS      Martin Machine, Inc. ("Martin"), located in
                          Raymond, Maine. The acquisition was accounted for using the purchase method of accounting.
                          Total purchase consideration amounted to
                          $1,031,000, including the value of 100,000 shares of common stock (issued immediately following closing), a $300,000 note payable in twenty equal installments beginning March 31, 2001, and $400,000 in cash. The Company issued a guarantee to the seller that the common stock would be worth $4 per share at predetermined future dates. Prior to the acquisition, the Company was Martin's primary customer. The excess of cost over the fair value of assets acquired amounted to $360,712, which was recorded as goodwill and is being amortized over a (15) fifteen-year period.

                                                ALLIED DEVICES CORPORATION



               RESULTS OF OPERATIONS: THREE MONTHS ENDED DECEMBER 31, 2000
                        COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 1999

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


                          Net sales for the first quarter of fiscal 2001 were $9,597,000, as compared to $6,693,000 in the first quarter of fiscal 2000. This increase of 43.4% was principally the result of two factors: (1) customers in the various sectors of the US economy served by the Company continued to show strength similar to that evident throughout fiscal year 2000; and (2) the Company continued to apply its marketing strategy, consistently, intensifying its efforts to diversify and gain business outside the semiconductor equipment sector. Management believes this above-average rate of growth is indicative of the effectiveness of its strategies. The Company remains dedicated to providing top quality and superior service to its customers, particularly those in the semiconductor equipment, aerospace instrument, medical equipment, robotics, gas flow

                                                ALLIED DEVICES CORPORATION



               RESULTS OF OPERATIONS: THREE MONTHS ENDED DECEMBER 31, 2000
                        COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 1999

================================================================================

                          metering and control, and scientific
                          instrumentation sectors. While management believes it is not possible to forecast with any accuracy how long the current strength in the market place may last, it is management's expectation that, for much if not all of fiscal 2001, the Company will continue to show attractive rates of growth.

                          Reported gross profit for the first quarter of fiscal 2001 was 32.62% of net sales, as compared to 34.59% for the comparable period of fiscal 2000. The following factors accounted for this decrease: (1) net materials expense increased as a percentage of sales, decreasing gross margins by 1.40%, as purchasing efficiencies suffered in favor of timeliness of deliveries; (2) higher throughput in manufacturing resulted in gains in labor productivity, improving margins by 0.68%; and (3) other manufacturing costs increased as a percentage of sales, principally one-time expenses attendant to commissioning of new equipment and related non-cash depreciation charges, decreasing gross margins by 1.25%. The Company did not increase prices in the first quarter of fiscal 2001. LIFO reserves remained unchanged during the period.

                          Selling, general, administrative and other expenses as a percentage of net sales were 21.68% in the first quarter of fiscal 2001, as compared to 24.55% in the comparable period of fiscal 2000. The following factors accounted for this decrease: (1) selling and shipping expenses and commissions decreased as a percentage of net sales by approximately 0.09%; (2) administrative payroll, benefits, and related expenses decreased as a percentage of net sales by 2.15%; and (3) other general administrative and other expenses (collectively) decreased as a percentage of net sales by approximately 0.63%.

                          Interest expense of $354,000 in the first quarter of fiscal 2001 was $82,000 higher than in the comparable period of fiscal 2000, a result of the combined effect of higher interest rates, the "Martin"

                                                ALLIED DEVICES CORPORATION



               RESULTS OF OPERATIONS: THREE MONTHS ENDED DECEMBER 31, 2000
                        COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 1999

================================================================================


                          acquisition and higher indebtedness taken on by the Company to finance new equipment.

                          Provision for income taxes is estimated at 36.1% of pre-tax income for the fiscal 2001 period, the same as in fiscal 2000, as a combination of federal and state taxes.



                          LIQUIDITY AND FINANCIAL RESOURCES

                          During the first quarter of fiscal 2001, the Company's financial condition remained healthy. Operations generated cash of $1,469,000. Capital expenditures (net) used $163,000, acquisition activities used $664,000 and financing activities used $970,000, resulting in a decrease in cash on hand of $328,000. Working capital decreased by $1,122,000 to $6,723,000 during the quarter, principally as a result of the following changes in current assets and current liabilities:

                          o Accounts receivable decreased by $876,000 as the average collection period decreased from about 45 days at the end of fiscal 2000 to about 38 days at the end of the first quarter of fiscal 2001, reducing receivables by approximately $896,000, and sales volume increased somewhat from levels of the fourth quarter of fiscal year 2000, increasing receivables by approximately $20,000.
                          o   Inventories increased by 2.0%, or $202,000,
                              during the quarter. Turns on inventory
                              improved to 2.5 times during the quarter, as compared to 2.0 times at the end of fiscal 2000. The increase in turns on inventory in the first quarter of fiscal 2001 is attributable to increased shipping volume.
                          o Prepaid and other current assets increased by $262,000 as the Company paid certain annual administrative expenses that will be expensed over the course of the year.
                          o Current liabilities, exclusive of current portions of long-term debt and capital lease obligations, decreased $185,000 as

                                                ALLIED DEVICES CORPORATION



               RESULTS OF OPERATIONS: THREE MONTHS ENDED DECEMBER 31, 2000
                        COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 1999

================================================================================

                              accounts payable and accrued expenses
                              increased $88,000, and taxes payable
                              decreased by $273,000.
                          o   Current portions of long-term debt and
                              capital lease obligations increased by
                              $567,000. This is a reflection of the higher level of indebtedness the Company has incurred in its capital spending program over the last year, including the financing of over $5 million in new capital equipment.
                          o   Cash balances decreased by $328,000.

                          Net capital expenditures in the quarter were $163,000 ($3,345,000 including capital lease acquisitions) as management continued to add to capacity and to streamline its manufacturing processes. Management's capital spending plans for the remaining three quarters of fiscal 2001 include additional expenditures of approximately $2,000,000 for productive equipment. Management expects to fund such spending out of its working capital and lease lines.

                          In November 2000, the Company acquired Martin Machine, Inc. ("Martin"), located in Raymond, Maine. Total consideration amounted to $1,031,000, including the value of 100,000 shares of common stock issued and $300,000 delivered in the form of a 7% note payable in twenty equal quarterly installments beginning March 31, 2001. The Company issued a guarantee to the seller that the common stock would be worth $4 per share at predetermined future dates. Prior to the acquisition, the Company was Martin's primary customer.

                          Management believes that the Company's working capital as now constituted will be adequate for the needs of the on-going core business, and cash generated from operations appears to be more than adequate to service existing obligations. The unused portion of the Company's credit facility is, in management's opinion, a reserve to protect against unforeseen downturns and requirements for cash. The Company is not relying on the receipt of any new capital for its existing operations.

                                                ALLIED DEVICES CORPORATION



               RESULTS OF OPERATIONS: THREE MONTHS ENDED DECEMBER 31, 2000
                        COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 1999

================================================================================

                          Management further believes that, in light of the Company's objective of expanding by acquisition, the Company's current financial resources may not be adequate to provide for all of the on-going cash needs of the business. In particular, management intends to complete a series of acquisitions during the next several fiscal years, and to do so will require, in all probability, that management raise additional capital. Success in this part of the Company's growth plan may rely, in large measure, upon success in raising additional debt and/or equity capital. Management believes that it has several sources for such capital and expects that the combination of capital raised and acquisitions completed will produce anti-dilutive results for the Company's existing stockholders without materially heightening the Company's risk profile. While this is management's intention, there is no guarantee that they will be able to achieve this objective. It is important to note that, absent new capital, the Company may not be in a position to undertake some of the most promising elements of management's plans for expansion. In the event that new capital is raised, management intends to implement its plans and will do so in keeping with its judgment at that time as to how best to deploy such added capital.

                        PART II. OTHER INFORMATION
                        --------------------------



            ITEM 2 - CHANGES IN SECURITIES

            In November 2000, the Company issued 100,000 shares of Common Stock as partial consideration for the acquisition of Martin Machine, Inc. See Note 5 to the Financial Statements for additional information. These shares were issued pursuant to the exemption from registration contained in Rule 506 under the Securities Act of 1933, as amended (the "Act"), in that the seller was an "accredited investor" as defined in Rule 501(a) under the Act.



                                SIGNATURES
                                ----------


           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



         Date: February 9, 2001            ALLIED DEVICES CORPORATION
         ----------------------            --------------------------
                                                (Registrant)



                                           By: /s/ Mark Hopkinson
                                               ------------------
                                               Mark Hopkinson
                                               Chairman of the Board