Form 10QSB
period 2001-03-31
ALLIED DEVICES CORP
filed 2001-05-09
CIK 869495

Form 10-QSB Quarterly Report

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001.

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

                                  Yes |X|  No |_|

Common Stock, Par Value $.001                              4,948,392
-----------------------------                -----------------------------------
         (CLASS)                             (Shares Outstanding at May 9, 2001)

                                     PART I

                  ALLIED DEVICES CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                                                      Allied Devices Corporation

                                                     Consolidated Balance Sheets

================================================================================
                                                      March 31,    September 30,
                                                        2001           2000
 -------------------------------------------------------------------------------
                                                     (Unaudited)      (Audited)
 Assets
 Current:
     Cash                                           $    172,042   $    410,186
     Accounts receivable                               4,155,710      4,939,164
     Inventories                                      10,723,049     10,298,923
     Prepaid and other                                   399,414        119,961
     Deferred income taxes                               554,000        554,000
 -------------------------------------------------------------------------------
        Total current                                 16,004,215     16,322,234
 Property, plant and equipment, net                   13,157,989      9,750,586
 Goodwill                                              5,224,514      5,061,944
 Other                                                   369,407        429,009
 -------------------------------------------------------------------------------
        Total assets                                $ 34,756,125   $ 31,563,773
 ===============================================================================
 Liabilities and Stockholders' Equity
 Current:
     Accounts payable                               $  2,224,819   $  3,539,960
     Taxes payable                                       430,840        881,801
     Accrued expenses                                  1,033,492      1,158,941
     Current portion of long term debt and
       capital lease obligations                       3,509,256      2,896,742
 -------------------------------------------------------------------------------
        Total current                                  7,198,407      8,477,444
 Long term debt and capital lease obligations         14,620,546     11,257,491
 Other liabilities                                       116,645         91,218
 Deferred taxes                                          781,000        781,000
 -------------------------------------------------------------------------------
        Total liabilities                             22,716,598     20,607,153
 Stockholders' Equity:
     Capital stock                                         5,049          4,948
     Paid-in capital                                   3,958,470      3,624,721

     Retained earnings                                 8,205,179      7,456,122
 -------------------------------------------------------------------------------
        Subtotal                                      12,168,698     11,085,791
        Less treasury stock, at cost                    (129,171)      (129,171)
 -------------------------------------------------------------------------------
        Total stockholders' equity                    12,039,527     10,956,620
 -------------------------------------------------------------------------------
        Total liabilities and stockholders' equity  $ 34,756,125   $ 31,563,773
 ===============================================================================

                                                      Allied Devices Corporation

                                               Consolidated Statements of Income

================================================================================

                                                               Quarter Ended                         Six Months Ended
                                                                  March 31,                               March 31,
 -------------------------------------------------------------------------------------------------------------------------------
                                                         2001                   2000                2001                2000
 -------------------------------------------------------------------------------------------------------------------------------

                                                      (Unaudited)           (Unaudited)          (Unaudited)         (Unaudited)

 Net sales                                             $9,507,643            $7,734,983          $19,104,762         $14,428,470

    Cost of sales                                       6,502,097             5,018,272           12,968,618           9,396,670
 -------------------------------------------------------------------------------------------------------------------------------

 Gross profit                                           3,005,546             2,716,711            6,136,144           5,031,800

    Selling, general and administrative
     expenses                                           2,129,726             1,762,169            4,210,806           3,358,171
 -------------------------------------------------------------------------------------------------------------------------------

 Income from operations                                   875,820               954,542            1,925,338           1,673,629
 -------------------------------------------------------------------------------------------------------------------------------

    Other expense (income)                                      -                (9,659)                   -              37,440

    Interest expense (net)                                398,689               286,405              753,105             558,493
 -------------------------------------------------------------------------------------------------------------------------------

 Income before provision for
    taxes on income                                       477,131               677,796            1,172,233           1,077,696

    Taxes on income                                       172,244               244,653              423,176             389,018
 -------------------------------------------------------------------------------------------------------------------------------

 Net income                                            $  304,887            $  433,143          $   749,057         $   688,678
 ===============================================================================================================================

 Basic earnings per share                              $     0.06            $     0.09          $     0.15          $     0.14
 ===============================================================================================================================

 Basic weighted average number of shares
     of common stock outstanding                        4,948,392             4,847,592            4,922,915           4,847,592
 ===============================================================================================================================

 Diluted earnings per share                            $     0.05            $     0.08          $     0.13          $     0.13
 ===============================================================================================================================

 Diluted weighted average number of shares
     of common stock outstanding                        5,682,692             5,636,681            5,733,857           5,353,854
 ===============================================================================================================================

                                                      Allied Devices Corporation

                                           Consolidated Statements of Cash Flows

================================================================================

 For the six months ended March 31,                   2001           2000
 ----------------------------------------------------------------------------
                                                   (Unaudited)    (Unaudited)
 Cash flows from operating activities:
     Net income                                   $    749,057     $ 688,678
     Adjustments to reconcile net income to net
        cash provided by operating activities:
           Depreciation and amortization             1,214,885       781,015
           Loss on sale of equipment                         -        45,949
     Decrease (increase) in:
        Accounts receivable                            783,454      (782,492)
        Inventories                                   (415,126)     (339,203)
        Prepaid expenses and other current assets     (243,245)     (214,849)
        Other assets                                   (16,000)     (144,341)
     Increase (decrease) in:
        Accounts payable                            (1,191,381)     (153,584)
        Taxes payable                                 (450,961)      229,703
        Accrued expenses                              (125,449)      171,456
        Other liabilities                               25,427             -
 ----------------------------------------------------------------------------
 Net cash provided by operating activities             330,661       282,332
 ----------------------------------------------------------------------------
 Cash flows from investing activities:
     Capital expenditures                             (382,407)     (167,115)
     Business acquisition                             (682,975)            -
     Proceeds from sale of equipment                         -        57,050
 ----------------------------------------------------------------------------
 Net cash used in investing activities              (1,065,382)     (110,065)
 ----------------------------------------------------------------------------
 Cash flows from financing activities:
     Increase in bank borrowings                     1,600,000       300,000
     Deferred financing costs                                -       (25,000)
     Proceeds from equipment financing                 224,111             -
     Proceeds from sale of common stock                  2,600             -
     Payments of long-term debt and capital
       lease obligations                            (1,330,134)     (759,614)
 ----------------------------------------------------------------------------
 Net cash provided by (used in) financing
    activities                                         496,577      (484,614)
 ----------------------------------------------------------------------------
 Net decrease in cash                                 (238,144)     (312,347)
 Cash, at beginning of period                          410,186       443,039
 ----------------------------------------------------------------------------
 Cash, end of period                              $    172,042     $ 130,692
 ============================================================================

                                                      Allied Devices Corporation

                                      Notes to Consolidated Financial Statements
                          (Information for March 31, 2001 and 2000 is unaudited)
================================================================================

1. Business

Allied Devices Corporation and subsidiaries (the "Company") are engaged primarily in the manufacture and distribution of standard and custom precision mechanical assemblies and components throughout the United States.

2. Summary of Significant Accounting Policies

(a) Basis of presentation/principles of consolidation

      The accompanying consolidated financial statements include the accounts of Allied Devices Corporation and its wholly owned subsidiaries, the Empire - Tyler Corporation ("Empire") and APPI, Inc. ("APPI") (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

      The consolidated financial statements and related notes thereto as of March 31, 2001 and 2000, and for the three and six month periods then ended, are unaudited and have been prepared on a basis consistent with the Company's annual financial statements. Such unaudited financial statements include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of such data. Results for the six months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the entire year ending September 30, 2001.

      For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2000.

                                                      Allied Devices Corporation

                                      Notes to Consolidated Financial Statements
                          (Information for March 31, 2001 and 2000 is unaudited)
================================================================================

(b) Inventories

      Inventories are valued at the lower of cost (last-in, first-out (LIFO) method) or market. For the three and six months ended March 31, 2001 and 2000, inventory was determined by applying a gross profit method, as opposed to the year ended September 30, 2000, when inventory was determined by a physical count.

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

                                                      Allied Devices Corporation

                                      Notes to Consolidated Financial Statements
                          (Information for March 31, 2001 and 2000 is unaudited)
================================================================================

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

                               Quarter Ended             Six Months Ended
                                 March 31,                   March 31,
                             2001         2000          2001          2000
-----------------------------------------------------------------------------
Weighted average
shares outstanding
- basic                   4,948,392    4,847,592      4,922,915     4,847,592

Dilutive  effect  of
options and warrants        734,300      789,089        810,942       506,262
-----------------------------------------------------------------------------
Weighted average
shares outstanding-
diluted                   5,682,692    5,636,681      5,733,857     5,353,854
=============================================================================

(f) Intangible assets

      The excess of cost over fair value of net assets acquired is being amortized over periods of 15 and 20 years.

                                                      Allied Devices Corporation

                                      Notes to Consolidated Financial Statements
                          (Information for March 31, 2001 and 2000 is unaudited)
================================================================================

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

3. Inventories

Inventories are summarized as follows:
                                                 March 31,         September 30,
                                                   2001                2000
--------------------------------------------------------------------------------
Raw materials                                  $   989,988         $ 1,076,603
Work-in-process                                  1,130,937           1,112,276
Finished goods                                   8,753,561           8,261,481
--------------------------------------------------------------------------------
                                                10,874,486          10,450,360
Less: adjustment to LIFO                          (151,437)           (151,437)
--------------------------------------------------------------------------------
                                               $10,723,049         $10,298,923
================================================================================

4. Supplemental Cash Flows

During the quarter and/or six month period ended March 31, 2001, the Company booked certain non-cash transactions, including the following: (1) the Company entered into capital leases with a capitalized value of $3,182,000 for new machinery and equipment; (2) the Company issued $300,000 in notes payable in connection with the acquisition of Martin Machine, Inc. ("Martin") (see note 5); and (3) the Company issued 100,000 shares of common stock valued at $331,250 in connection with the purchase of Martin. (see note 5).

                                                      Allied Devices Corporation

                                      Notes to Consolidated Financial Statements
                          (Information for March 31, 2001 and 2000 is unaudited)
================================================================================

5. Business Acquisitions

On November 15, 2000, the Company acquired Martin, located in Raymond, Maine. The acquisition was accounted for using the purchase method of accounting. Original purchase consideration amounted to $1,031,000, including the value of 100,000 shares of common stock (issued immediately following closing), a $300,000 note payable in twenty equal installments beginning March 31, 2001, and $400,000 in cash. Subsequent to the closing the Company paid an additional $18,912 in cash, all of which was recognized as additional goodwill. The total excess of cost over the fair value of assets acquired amounts to $379,624, which has been recorded as goodwill and is being amortized over a (15) fifteen-year period.

                                                      Allied Devices Corporation

                          Results of Operations: Six Months Ended March 31, 2001
                                   Compared with Six Months Ended March 31, 2000

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

Net sales for the quarter and six months ended March 31, 2001 were $9,508,000 and $19,105,000, respectively, as compared to $7,735,000 and $14,428,000 in the comparable periods of the prior year, increases of approximately 22.91% and 32.41%, respectively. These increases in sales volume were principally the result of two factors: (1) customers in the sectors of the US economy served by the Company continued to show strength well into the second quarter of fiscal 2001, although clear evidence of softening conditions materialized during the final six weeks of the quarter; and (2) the Company continued aggressively to pursue new business as it brought on certain new sales representatives and established new incentives for others.

                                                      Allied Devices Corporation

                          Results of Operations: Six Months Ended March 31, 2001
                                   Compared with Six Months Ended March 31, 2000

================================================================================

A substantial portion of the Company's sales are derived from the semiconductor equipment industry, and conditions in that sector are currently weak. The Company remains dedicated to providing top quality and superior service to its customers, whether in the semiconductor equipment, aerospace instrument, medical equipment, robotics, gas flow metering and control, scientific instrumentation or other technology-oriented industrial sectors. Management believes that, as a result of the value package it delivers to its customers, the Company will show above-average rates of growth in sales through consistent application and continuous re-evaluation of its strategies. While management believes economic uncertainties make it impossible to predict when its sales environment will improve, it is management's expectation that, for much if not all of fiscal 2001, the Company will continue to show rates of growth over fiscal 2000.

In keeping with that expectation, during the current slow period, management is carrying out a consolidation and expansion of its facilities in the state of Maine. The Company has committed to enter into a ten-year lease on a building in Sanford, Maine, with 83,000 square feet of space. The operations in Biddeford (30,000 square feet) and Windham (10,000 square feet) will be moved into this facility by the early part of the fourth quarter of fiscal 2001. The Company will originate its tenancy in the new building by leasing approximately 57,000 square feet, with options to expand into the full facility in stages. Commitments related to the space originally occupied will require minimum rental payments of $4,018,000 over ten years.

Recessionary conditions in the economy, seemingly prompted by downturns in the semiconductor and other technology-oriented industries, became evident in November, 2000, during the Company's first fiscal quarter. The impact on shipping rates occurred during the final six weeks of the Company's second quarter, and there was a negative effect on margins. Reported gross profit for the second quarter and first six months of fiscal 2001 was 31.61% and 32.12% of net sales, respectively, as

                                                      Allied Devices Corporation

                          Results of Operations: Six Months Ended March 31, 2001
                                   Compared with Six Months Ended March 31, 2000

================================================================================

compared to 35.12% and 34.87% for the comparable periods of fiscal 2000. The following factors accounted for these changes: (1) high labor hours and overtime expenditures during the first four months of the fiscal year resulted in increased factory payroll costs, decreasing margins by 2.22%; (2) the Company shipped less product than planned and projected, with relatively fixed costs of factory operations, and the commensurate under-absorption of overhead decreased gross margins by 2.15%; and (3) more aggressive buying practices lowered net materials expense as a percentage of sales, increasing gross margins by 1.62%. The Company did not increase prices in the first six months of fiscal 2001. LIFO reserves did not change during the period.

Selling, general, administrative and other expenses as a percentage of net sales were 22.40% and 22.04% in the second quarter and first six months of fiscal 2001, respectively, as compared to 22.66% and 23.53% in the comparable periods of fiscal 2000. The following factors account for this change: (1) selling and shipping expenses and commissions stayed in step with shipping levels, increasing as a percentage of net sales by approximately 0.06%; (2) administrative payroll, benefits, and related expenses decreased as a percentage of net sales by 1.50%; and (3) other administrative expenses (collectively) decreased as a percentage of net sales by approximately 0.05%.

Interest expense of $399,000 and $753,000 in the second quarter and first six months of fiscal 2001, respectively, was $113,000 and $195,000 higher than in the comparable periods of fiscal 2000, a result of the combined effect of higher interest rates and the higher indebtedness taken on by the Company to finance both the acquisition of Martin Machine, Inc., and various pieces of new production equipment.

Provision for income taxes is estimated at 36.1% of pre-tax income for the fiscal 2001 period, the same as in fiscal 2000, as a combination of federal and state taxes.

                                                      Allied Devices Corporation

                          Results of Operations: Six Months Ended March 31, 2001
                                   Compared with Six Months Ended March 31, 2000

================================================================================

      LIQUIDITY AND FINANCIAL RESOURCES

      During the first six months of fiscal 2001, the Company's financial condition remained healthy. Operations generated cash of $331,000 and financing activities provided $496,000. Capital expenditures (net) used $382,000 and the acquisition of Martin Machine, Inc., used $683,000, resulting in a decrease in cash on hand of $238,000. Working capital increased by $961,000 to $8,806,000 during the six month period, principally as a result of the following changes in current assets and current liabilities:

o Accounts receivable decreased by $783,000 as sales volume decreased during the second quarter of fiscal year 2001. The average collection period remained at about 45 days at the end of the second quarter of fiscal 2001.

o Inventories increased by $424,000 during the six-month period. Of this increase, $9,000 was incident to the acquisition of Martin Machine, Inc. Turns on inventory remained at 2.4 times during the six months, as compared to 2.0 times at the end of fiscal 2000. The increase in turns on inventory in the first six months of fiscal 2001 is attributable to increased shipping volume.

o Prepaid and other current assets increased by $279,000 as the Company paid certain administrative expenses that will be expensed over the course of the year.

o Current liabilities, exclusive of current portions of long-term debt and capital lease obligations, decreased $1,892,000 as accounts payable and accrued expenses were paid down by $1,441,000, and taxes payable were paid down by $451,000.

o Current portions of long-term debt and capital lease obligations increased by $613,000. This is a reflection of indebtedness the Company has incurred in carrying out its capital spending program, which includes the financing of over $5 million in new capital equipment during the past year.

o     Cash balances decreased by $238,000.

                                                      Allied Devices Corporation

                          Results of Operations: Six Months Ended March 31, 2001
                                   Compared with Six Months Ended March 31, 2000

================================================================================

      Net capital expenditures in the six-month period were $382,000 ($3,564,000 including capital lease acquisitions) as management continued to add to capacity and to streamline its manufacturing processes. Management's capital spending plans for the remainder of fiscal 2001 include additional expenditures of approximately $1,000,000 for productive equipment and $300,000 to consolidate two locations in Maine into a single new manufacturing facility. The objectives in this consolidation are to produce operating efficiencies and to allow for anticipated space requirements as the Company continues to grow. Management expects to fund such spending out of its working capital and lease lines.

      Management believes that the Company's working capital as now constituted will be adequate for the needs of the on-going core business, and cash generated from operations appears to be more than adequate to service existing obligations. The unused portion of the Company's credit facility is, in management's opinion, a reserve to protect against current and future downturns and to meet other requirements for cash. The Company is not relying on the receipt of any new capital for its existing operations.

      Management further believes that, in light of the Company's expansion objectives, the Company will need to supplement existing financial resources to provide for the acquisition portions of its growth plans. Management intends to complete a series of acquisitions during the next several fiscal years, and to do so will necessitate attracting additional capital. Success in this part of the Company's growth plan may rely, in large measure, upon success in raising additional debt and/or equity capital. Management believes that it has several sources for such capital and expects that the combination of capital raised and acquisitions completed will produce anti-dilutive results for the Company's existing stockholders. While this is management's intention, there is no guarantee that it will be able to achieve this objective. It is important to note that, absent new capital, the Company will not be in a position to undertake some of the most promising elements of management's plans for expansion. In the event that new capital is

                                                      Allied Devices Corporation

                          Results of Operations: Six Months Ended March 31, 2001
                                   Compared with Six Months Ended March 31, 2000

================================================================================

      raised, management intends to implement its plans and will do so in keeping with its judgment at that time as to how best to deploy such added capital.

                                                      Allied Devices Corporation

                              Other Information: Six Months Ended March 31, 2001

================================================================================

                           PART II. OTHER INFORMATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2001                                   ALLIED DEVICES CORPORATION
                                                    --------------------------
                                                       (Registrant)


                                                    By: /s/ Mark Hopkinson
                                                        ------------------
                                                        Mark Hopkinson
                                                        Chairman of the Board