Form 10QSB
period 2001-06-30
ALLIED DEVICES CORP
filed 2001-08-14
CIK 869495

Form 10-QSB Quarterly Report

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

            |X|   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001.

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

                               Yes |X|    No |_|

Common Stock, Par Value $.001                          4,948,392
-----------------------------            ---------------------------------------
         (CLASS)                         (Shares Outstanding at August 13, 2001)

                                     PART I

                   ALLIED DEVICES CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                                      ALLIED DEVICES CORPORATION

                                                     CONSOLIDATED BALANCE SHEETS

==========================================================================================================
                                                                                JUNE 30,      September 30,
                                                                                  2001            2000
----------------------------------------------------------------------------------------------------------
                                                                               (UNAUDITED)        (Audited)
 ASSETS
 CURRENT:
    Cash                                                                      $     69,865    $    410,186
    Accounts receivable                                                          2,971,406       4,939,164
    Inventories                                                                 10,891,549      10,298,923
    Prepaid and other                                                              547,113         119,961
    Deferred income taxes                                                          554,000         554,000
----------------------------------------------------------------------------------------------------------
       TOTAL CURRENT                                                            15,033,933      16,322,234
 PROPERTY, PLANT AND EQUIPMENT, NET                                             13,460,538       9,750,586
 GOODWILL                                                                        5,113,878       5,061,944
 OTHER                                                                             497,075         429,009
----------------------------------------------------------------------------------------------------------
       TOTAL ASSETS                                                           $ 34,105,424    $ 31,563,773
==========================================================================================================
 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT:
    Accounts payable                                                          $  1,563,617    $  3,539,960
    Taxes payable                                                                  137,685         881,801
    Accrued expenses                                                               703,829       1,158,941
    Current portion of long term debt and capital lease obligations             11,188,976       2,896,742
----------------------------------------------------------------------------------------------------------
       TOTAL CURRENT                                                            13,594,107       8,477,444
 LONG TERM DEBT AND CAPITAL LEASE OBLIGATIONS                                    8,080,341      11,257,491
 OTHER LIABILITIES                                                                 129,359          91,218
 DEFERRED TAXES                                                                    781,000         781,000
----------------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES                                                        22,584,807      20,607,153
 STOCKHOLDERS' EQUITY:
    Capital stock                                                                    5,049           4,948
    Paid-in capital                                                              3,958,470       3,624,721

    Retained earnings                                                            7,686,269       7,456,122
----------------------------------------------------------------------------------------------------------
       SUBTOTAL                                                                 11,649,788      11,085,791
       LESS TREASURY STOCK, AT COST                                               (129,171)       (129,171)
----------------------------------------------------------------------------------------------------------
       TOTAL STOCKHOLDERS' EQUITY                                               11,520,617      10,956,620
----------------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 34,105,424    $ 31,563,773
==========================================================================================================

                                                      ALLIED DEVICES CORPORATION

                                               CONSOLIDATED STATEMENTS OF INCOME

=========================================================================================================================
                                                                     Quarter Ended                Nine Months Ended
                                                                       June 30,                         June 30,
-------------------------------------------------------------------------------------------------------------------------
                                                                  2001            2000           2001            2000
                                                               ----------------------------------------------------------
                                                               (UNAUDITED)    (Unaudited)     (UNAUDITED)     (Unaudited)
 Net sales                                                     $ 5,899,929     $8,257,086    $ 25,004,691     $22,685,556
    Cost of sales                                                4,621,175      5,361,383      17,589,793      14,758,053
-------------------------------------------------------------------------------------------------------------------------
 Gross profit                                                    1,278,754      2,895,703       7,414,898       7,927,503
    Other operating expense                                             --        236,432              --         236,432
    Selling, general and
    administrative expenses                                      1,732,330      1,900,163       5,943,136       5,258,334
-------------------------------------------------------------------------------------------------------------------------
 Income from operations                                           (453,576)       759,108       1,471,762       2,432,737
-------------------------------------------------------------------------------------------------------------------------
    Other expense (income)                                          (7,536)        32,063          (7,536)         69,503

    Interest expense (net)                                         366,026        309,928       1,119,131         868,421
-------------------------------------------------------------------------------------------------------------------------
 Income before provision for
    taxes on income                                               (812,066)       417,117         360,167       1,494,813
    Taxes on income                                               (293,156)       150,609         130,020         539,627
-------------------------------------------------------------------------------------------------------------------------
 Net income (loss)                                             $  (518,910)    $  266,508    $    230,147     $   955,186
=========================================================================================================================
 Basic earnings (loss) per share                               $     (0.10)    $     0.05    $       0.05     $      0.20
=========================================================================================================================
 Basic weighted average number of
    shares of common stock
    outstanding                                                  4,948,392      4,847,592       4,922,915       4,847,592
=========================================================================================================================
 Diluted earnings (loss) per share                             $     (0.10)    $     0.05    $       0.04     $      0.18
=========================================================================================================================
 Diluted weighted average number of
    shares of common stock
    outstanding                                                  4,948,392      5,615,040       5,713,385       5,452,205
=========================================================================================================================

                                                      ALLIED DEVICES CORPORATION

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

===============================================================================================

FOR THE NINE MONTHS ENDED JUNE 30,                                      2001            2000
-----------------------------------------------------------------------------------------------
                                                                    (UNAUDITED)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                       $   230,147     $   955,186
   Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                 1,840,646       1,280,728
        (Gain) loss on sale of equipment                                 (7,536)         78,012
   Decrease (increase) in:
      Accounts receivable                                             1,967,758        (911,340)
      Inventories                                                      (583,626)       (589,203)
      Prepaid expenses and other current assets                        (390,944)        (93,547)
      Other assets                                                     (155,005)        (41,220)
   Increase (decrease) in:
      Accounts payable                                               (1,852,583)        153,922
      Taxes payable                                                    (744,117)        380,312
      Accrued expenses                                                 (455,111)        446,830
      Other liabilities                                                  38,141          78,505
-----------------------------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                    (112,230)      1,738,185
-----------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                (411,893)       (696,602)
   Business acquisition                                                (682,975)             --
   Proceeds from sale of equipment                                      180,000         275,450
-----------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                  (914,868)       (421,152)
-----------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (decrease) in bank borrowings                             2,500,000        (200,000)
   Deferred financing costs                                                  --         (25,000)
   Proceeds from equipment financing                                    224,111              --
   Proceeds from sale of common stock                                     2,600              --
   Payments of long-term debt and capital lease obligations          (2,039,934)     (1,260,347)
-----------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                     686,777      (1,485,347)
-----------------------------------------------------------------------------------------------
NET DECREASE IN CASH                                                   (340,321)       (168,314)
CASH, AT BEGINNING OF PERIOD                                            410,186         443,039
-----------------------------------------------------------------------------------------------
CASH, END OF PERIOD                                                 $    69,865     $   274,725
===============================================================================================

                                                      ALLIED DEVICES CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (INFORMATION FOR JUNE 30, 2001 AND 2000 IS UNAUDITED)
================================================================================

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

                              The consolidated financial statements and related notes thereto as of June 30, 2001 and 2000, and for the three and nine month periods then ended, are unaudited and have been prepared on a basis consistent with the Company's annual financial statements. Such unaudited financial statements include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of such data. Results for the nine months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the entire year ending September 30, 2001.

                              For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2000.

                                                      ALLIED DEVICES CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (INFORMATION FOR JUNE 30, 2001 AND 2000 IS UNAUDITED)
================================================================================

                        (B)   INVENTORIES

                              Inventories are valued at the lower of cost
                              (last-in, first-out (LIFO) method) or market. For the three and nine months ended June 30, 2001 and 2000, inventory was determined by applying a gross profit method, as opposed to the year ended September 30, 2000, when inventory was determined by a physical count.

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

                                                      ALLIED DEVICES CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (INFORMATION FOR JUNE 30, 2001 AND 2000 IS UNAUDITED)
================================================================================

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

                                                                  Quarter Ended           Nine Months Ended
                                                                     June 30,                 June 30,
                                                                2001         2000         2001         2000
                              --------------------------------------------------------------------------------
                               Weighted average
                               shares outstanding -
                               basic                          4,948,392    4,847,592    4,922,915    4,847,592

                               Dilutive effect
                               of options and
                               warrants                              --      767,448      790,470      604,613
                              --------------------------------------------------------------------------------

                               Weighted average
                               shares outstanding-
                               diluted                        4,948,392    5,615,040    5,713,385    5,452,205
                              ================================================================================

                        (F)   INTANGIBLE ASSETS

                              The excess of cost over fair value of net assets acquired is being amortized over periods of 15 and 20 years.

                                                      ALLIED DEVICES CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (INFORMATION FOR JUNE 30, 2001 AND 2000 IS UNAUDITED)
================================================================================

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

                        (I)   RECENT ACCOUNTING PRONOUNCEMENTS

                              In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141 (SFAS
                              141), BUSINESS COMBINATIONS and No. 142 GOODWILL AND OTHER INTANGIBLE ASSETS (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

                                                      ALLIED DEVICES CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (INFORMATION FOR JUNE 30, 2001 AND 2000 IS UNAUDITED)
================================================================================

                        (I)   RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

                              SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purpose of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS
                              142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

                              The Company's previous business combinations were accounted for using the purchase method. As of June 30, 2001, the net carrying amount of goodwill is $5,113,878 and other intangible assets is $189,468. Amortization expense for goodwill and other intangible assets during the nine-month period ended June 30, 2001 was $385,397. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

                                                      ALLIED DEVICES CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (INFORMATION FOR JUNE 30, 2001 AND 2000 IS UNAUDITED)
================================================================================

3.    INVENTORIES       Inventories are summarized as follows:

                                                                                                 September 30,
                                                                               JUNE 30, 2001          2000
                              -------------------------------------------------------------------------------
                              Raw materials                                     $    989,988     $  1,076,603
                              Work-in-process                                      1,130,937        1,112,276
                              Finished goods                                       8,922,061        8,261,481
                              --------------------------------------------------------------------------------
                                                                                  11,042,986       10,450,360
                              Less: adjustment to LIFO                              (151,437)        (151,437)
                              --------------------------------------------------------------------------------
                                                                                $ 10,891,549     $ 10,298,923
                              ================================================================================

4.    SUPPLEMENTAL            During the quarter and/or nine month period ended
      CASH FLOWS              June 30, 2001, the Company booked certain non-cash
                              transactions, including the following: (1) the Company entered into capital leases with a capitalized value of $4,131,000 for new machinery and equipment; (2) the Company issued $300,000 in notes payable in connection with the acquisition of Martin Machine, Inc. ("Martin") (see note 5);
                              and (3) the Company issued 100,000 shares of common stock valued at $331,250 in connection with the purchase of Martin (see note 5).

5.    BUSINESS                On November 15, 2000, the Company acquired Martin,
      ACQUISITIONS            located in Raymond, Maine. The acquisition was
                              accounted for using the purchase method of accounting. Original purchase consideration amounted to $1,031,000, including the value of 100,000 shares of common stock (issued immediately following closing), a $300,000 note payable in twenty equal installments beginning March 31, 2001, and $400,000 in cash. Subsequent to the closing the Company paid an additional $18,912 in cash, all of which was recognized as additional goodwill. The total excess of cost over the fair value of assets acquired amounts to $379,624, which has been recorded as goodwill and is being amortized over a (15) fifteen-year period.

6.    DEBT
      RECLASSIFICATION        As a result of not meeting the requirements of
                              certain financial covenants included in its lending agreements, the Company has classified approximately $8.2 million in debt as current liabilities that otherwise would have been classified as long-term. The Company is currently in negotiations with its lenders to amend these lending agreements.

                                                      ALLIED DEVICES CORPORATION

                          RESULTS OF OPERATIONS: NINE MONTHS ENDED JUNE 30, 2001
                                   COMPARED WITH NINE MONTHS ENDED JUNE 30, 2000

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

                              The Company, like manufacturing companies across the U.S., has seen a marked slowing in its pace of shipments. During the period from mid-second quarter fiscal year 2001 (February, 2001) through the third quarter (June, 2001), most markets for the Company's products experienced a severe and rapid contraction, estimated by management to have been in excess of 50%. Customers most heavily impacted were original equipment manufacturers
                              (OEMs) in technology related sectors of the U.S. manufacturing economy; such sectors relevant to the Company's business include, principally, semiconductor equipment, telecommunications, mass flow metering and control devices, scientific instrumentation, and robotics equipment. Management believes this contraction to have been the most pronounced (sudden and deep) to affect the Company's shipments in over 20 years. To the best of

                                                      ALLIED DEVICES CORPORATION

                          RESULTS OF OPERATIONS: NINE MONTHS ENDED JUNE 30, 2001
                                   COMPARED WITH NINE MONTHS ENDED JUNE 30, 2000

================================================================================

                              management's knowledge, the Company has not lost any significant customers during this period. Indeed, the Company has endeavored to take advantage of this slow period to gain attention and market share from accounts that were previously difficult to penetrate; the sales force has been deployed aggressively to reach decision makers who were too busy "keeping up" in boom times to consider the merits of new or better vendors.

                              In contrast, customers that are OEMs in aerospace, medical diagnostics and oilfield-related sectors have shown signs of continued strength, and the Company has seen an increase in sales volume with those customers. Such increases have only partially offset the softness in other sectors.

                              Management has reacted to the downturn in stages, tailoring budgets to projections of sales volume that seemed reliable when made. The Company's current operating strategy is to trim expenses the minimum amount necessary to weather the current downturn so that valuable resources marshaled or developed to support long term growth will not be sacrificed to short term objectives. Nonetheless, by the end of June, 2001, three rounds of cost-cutting measures had been implemented, effectively curtailing discretionary spending, cutting operating hours, laying off approximately 50 people, and cutting administrative pay rates. The benefits of such cost-cutting measures generally are evident in the Company's operating accounts on a delayed basis, principally as a result of fulfilling on-going obligations before spending actually stops. Because management believes that the Company's market position continues to improve (despite current slow conditions), management has made decisions to complete certain in-process expansion projects rather than to "throw away" investment spending already completed. Management therefore projects that the third and fourth quarters of fiscal year 2001 will show losses but that the Company will remain well positioned in the marketplace and sufficiently well financed to weather the downturn and take advantage of the recovery when it materializes.

                                                      ALLIED DEVICES CORPORATION

                          RESULTS OF OPERATIONS: NINE MONTHS ENDED JUNE 30, 2001
                                   COMPARED WITH NINE MONTHS ENDED JUNE 30, 2000

================================================================================

                              A crucial part of the Company's strategy for dealing with the slowdown involves growing out of the downturn. Management has accelerated efforts to develop new and expanded "Key Accounts" (large customer accounts) and projects that several will come on stream before the end of fiscal 2001. Expansion of manufacturing facilities in the state of Maine, completed early in the fourth quarter of fiscal 2001, anticipates this; the Atlantic Precision Products division has consolidated two operations (Biddeford and Windham plants) into a new and larger building in Sanford, Maine, increasing production space from an aggregate of 40,000 square feet to 57,000 square feet currently under lease, with options to expand to 83,000 square feet. At the same time, management has begun a comprehensive review of all elements of operations with the objective of eliminating non-value-added activities.

                              In all of its operations, the Company remains dedicated to providing top quality and superior service to all of its customers, regardless of sector. Management believes that, as a result of the value package it delivers to its customers, the Company will enjoy above-average success in attracting sales through consistent application and continuous re-evaluation of its strategies. While management believes economic uncertainties make it impossible to predict when its sales environment will improve to a meaningful extent, it is management's expectation that, for the balance of fiscal 2001 and the first quarter of fiscal 2002, the Company will be affected by the current sluggishness in the manufacturing sectors of the U.S. economy.

                              Net sales for the quarter and nine months ended June 30, 2001 were $5,900,000 and $25,005,000, respectively, as compared to $8,257,000 and $22,686,000 in the comparable periods of the prior year, resulting in a decrease for the quarter ended June 30, 2001 of approximately 28.55% and an increase for the nine month period ended June 30, 2001 of 10.22%, respectively. These changes in sales volume were principally the result of very strong sales in the first 4 months of fiscal 2001 followed by a sudden weakening that has persisted since the middle of the second quarter of fiscal 2001.

                                                      ALLIED DEVICES CORPORATION

                          RESULTS OF OPERATIONS: NINE MONTHS ENDED JUNE 30, 2001
                                   COMPARED WITH NINE MONTHS ENDED JUNE 30, 2000

================================================================================

                              The Company continues aggressively to pursue new business, as it has brought on certain new sales representatives and established new incentives for others.

                              Reported gross profit for the third quarter and first nine months of fiscal 2001 was 21.67% and 29.65% of net sales, respectively, as compared to 35.07% and 34.95% for the comparable periods of fiscal 2000. The following factors account for the changes from prior year in year-to-date results:

                              (1) Labor costs increased as a percentage of sales, as shipment and production volume declined more rapidly than related payroll expenses. In some part, this is attributable to payrolls for supervisory, quality and support staff, which are relatively fixed costs and take longer to trim than production (hourly) payrolls. In some part, this is attributable to manufacturing product normally purchased, substituting in-house labor for outside costs. The net effect was a decrease in gross margins of 4.4%.

                              (2)   The Company shipped less product than
                                    planned and projected, with costs of factory operations (including non-cash depreciation expense) remaining relatively fixed. The commensurate under-absorption of overhead decreased gross margins by 3.3%.

                              (3)   In light of the decline in production
                                    through-put, the Company manufactured
                                    certain products normally purchased, with the intention of using idle capacity and defraying fixed overhead against a broader base of manufactured product. This practice lowered net materials expense as a percentage of sales, increasing gross margins by 2.4%.

                              The Company did not increase prices in the first nine months of fiscal 2001. LIFO reserves did not change during the period.

                              Selling, general, administrative, other operating expense and other expense as a percentage of net sales were 29.23% and 23.74% in the third quarter and first nine months of fiscal 2001, respectively, as compared to 26.26% and 24.53% in the comparable periods of

                                                      ALLIED DEVICES CORPORATION

                          RESULTS OF OPERATIONS: NINE MONTHS ENDED JUNE 30, 2001
                                   COMPARED WITH NINE MONTHS ENDED JUNE 30, 2000

================================================================================

                              fiscal 2000. Aggressive action on the part of management to trim discretionary spending permitted year-to-date results to remain in line with prior year. The following factors account for the changes from prior year in year-to-date results:

                              (1)   Selling and shipping expenses and
                                    commissions stayed in step with shipping levels, increasing as a percentage of net sales by approximately 0.27%.

                              (2)   Administrative payroll, benefits, and
                                    related expenses decreased as a percentage of net sales by 0.35%.

                              (3) Other administrative expenses (collectively) decreased as a percentage of net sales by approximately 0.71%.

                              Interest expense of $366,000 and $1,119,000 in the third quarter and first nine months of fiscal 2001, respectively, was $56,000 and $251,000 higher than in the comparable periods of fiscal 2000, a result of the combined effect of higher interest rates through the first two quarters of fiscal 2001 and higher levels of indebtedness as the Company financed the acquisition of new production equipment and Martin Machine, Inc.

                              Provision for income taxes is estimated at 36.1% of pre-tax income for the fiscal 2001 period, the same as in fiscal 2000, as a combination of federal and state taxes.

                              LIQUIDITY AND FINANCIAL RESOURCES

                              During the first nine months of fiscal 2001, the Company's financial condition was negatively impacted by recessionary business conditions in the U.S. manufacturing sector. Operating activities used cash totaling $112,000 as working capital requirements increased. Financing activities provided $687,000, with payments of principal being funded out of the Company's line of credit. Capital expenditures (net of proceeds from sale of equipment) used $232,000, and the acquisition of Martin Machine, Inc. used $683,000, resulting in a decrease in cash on hand of $340,000. Working capital decreased by $6,405,000 to $1,440,000

                                                      ALLIED DEVICES CORPORATION

                          RESULTS OF OPERATIONS: NINE MONTHS ENDED JUNE 30, 2001
                                   COMPARED WITH NINE MONTHS ENDED JUNE 30, 2000

================================================================================

                              during the nine month period, principally as a result of the following changes in current assets and current liabilities:

                              o Accounts receivable decreased by $1,968,000, commensurate with the decline in sales volume during the second and third quarters of fiscal year 2001. The average collection period was about 44 days at the end of the third quarter of fiscal 2001.
                              o Inventories increased by $593,000 during the nine-month period. Of this increase, $9,000 was incident to the acquisition of Martin Machine, Inc. Turns on inventory averaged
                                    1.8 times during the nine months, as
                                    compared to 2.0 times at the end of fiscal
                                    2000. This decrease in turns on inventory is attributable to declining shipping volumes and customer-initiated push-outs of deliveries on product already manufactured.
                              o Prepaid and other current assets increased by $427,000 as the Company paid certain administrative, professional and business consolidation related costs that will be expensed over the course of the fiscal year.
                              o Current liabilities, exclusive of current portions of long-term debt and capital lease obligations, decreased $3,175,000 as accounts payable and accrued expenses were paid down by $2,431,000, and taxes payable were reduced by $744,000.
                              o     Current portion of long-term debt and
                                    capital lease obligations increased by
                                    $8,292,000 as a result of the following:
                                    (1) Due to the sudden decline in shipping
                                        volume and related changes in operating
                                        results, the Company did not meet the
                                        requirements of certain financial
                                        covenants in its lending agreements.
                                        Thus, $8.2 million of long-term debt was reclassified as short-term. The Company is currently negotiating amendments to those agreements with the objective of changing the requirements of certain covenants to reflect current operating conditions and their effect on the Company's balance sheet.
                                    (2) The Company has financed the acquisition
                                        of over $6 million in new capital
                                        equipment during the past four quarters.
                                        A portion of the increase in current
                                        portions of long-term debt and capital
                                        lease obligations is a function of the
                                        schedules of principal retirement
                                        contained in related leases.
                              o     Cash balances decreased by $340,000.

                              Capital expenditures (net of proceeds from the sale of certain pieces of equipment) in the nine-month period were $232,000 ($4,363,000 including capital lease acquisitions) as
                              management added to capacity and streamlined
                              manufacturing processes. Management's capital spending plans for the remainder of fiscal 2001 include additional expenditures of approximately $200,000

                                                      ALLIED DEVICES CORPORATION

                          RESULTS OF OPERATIONS: NINE MONTHS ENDED JUNE 30, 2001
                                   COMPARED WITH NINE MONTHS ENDED JUNE 30, 2000

================================================================================

                              for productive equipment and $300,000 to consolidate two locations in Maine into a single new manufacturing facility. Management expects to fund such spending out of its working capital line.

                              Management believes that the Company's working capital as now constituted will be adequate for the needs of the on-going core business, and cash generated from operations appears to be sufficient to service existing obligations. As a matter of policy, the Company has kept reserve availability against its line of credit to protect against potential financial strains associated with downturns and to meet other requirements for cash. The Company's policy appears to have been prudent in light of the current downturn, in which a portion of such reserve availability has been used. At the end of the third quarter, availability remaining on the line of credit was approximately $2 million. Current cash planning projects using approximately $1 million more of such availability during the balance of the fiscal year assuming no improvement in operating conditions. As a result of reduced profitability and increased borrowings, the Company is in default on certain financial covenants contained in its lending agreements. The Company is currently negotiating with its lenders to amend its lending agreements and thereby extinguish such defaults. The Company does not expect to rely on the receipt of any new capital for its existing operations.

                              Management further believes that, in light of the Company's longer term growth objectives, the Company will need to supplement existing financial resources to provide for the acquisition portions of its growth plans. Management intends to complete a series of acquisitions during the next several fiscal years, and to do so will necessitate attracting additional capital. Success in this part of the Company's growth plan may depend, in large measure, upon success in raising additional debt and/or equity capital. Management believes that it has several sources for such capital and expects that the combination of capital raised and acquisitions completed will produce anti-dilutive results for the Company's existing stockholders. While this is management's

                                                      ALLIED DEVICES CORPORATION

                          RESULTS OF OPERATIONS: NINE MONTHS ENDED JUNE 30, 2001
                                   COMPARED WITH NINE MONTHS ENDED JUNE 30, 2000

================================================================================

                              intention, there is no guarantee that it will be able to achieve this objective. It is important to note that, absent new capital, the Company will not be in a position to undertake some of the most promising elements of management's plans for expansion. In the event that new capital is raised, management intends to implement its plans and will do so in keeping with its judgment at that time as to how best to deploy such added capital.

                                                      ALLIED DEVICES CORPORATION

                              OTHER INFORMATION: NINE MONTHS ENDED JUNE 30, 2001

================================================================================

                           PART II. OTHER INFORMATION

ITEM 3-                       SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                              HOLDERS

                              On April 17, 2001, the Company held its 2001
                              Annual Meeting of Stockholders. At the Annual Meeting, the following matters were submitted to a vote of stockholders.

                              1. The following five individuals, constituting the full Board of Directors of the Company, were nominated and elected to serve as directors of the Company.

                              Mark Hopkinson               FOR:        4,535,074
                                                       WITHHOLD
                                                     AUTHORITY:          197,850

                              P.  K. Bartow                FOR:        4,535,074
                                                       WITHHOLD
                                                     AUTHORITY:          197,850

                              Salvator Baldi               FOR:        4,535,074
                                                       WITHHOLD
                                                     AUTHORITY:          197,850

                              Christopher T. Linen         FOR:        4,535,074
                                                       WITHHOLD
                                                     AUTHORITY:          197,850

                              Michael Michaelson           FOR:        4,535,074
                                                       WITHHOLD
                                                     AUTHORITY:          197,850

                                                      ALLIED DEVICES CORPORATION

                              OTHER INFORMATION: NINE MONTHS ENDED JUNE 30, 2001

================================================================================

                              2. The holders of 4,710,184 shares of common stock voted in favor of, 15,150 voted against and 7,590 abstained from voting with respect to the ratification of the selection of BDO Seidman, LLP, independent certified public accountants, to serve as independent accountants of the Company for the fiscal year ending September 30, 2001.

                              3. The holders of 3,316,257 shares of common stock voted in favor of, 268,596 voted against and 7,840 abstained from voting regarding the resolution to amend the Company's Stock Option Plan, thereby increasing the number of shares of Common Stock available for options from 1,500,000 to 2,000,000 shares.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 14, 2001                   ALLIED DEVICES CORPORATION
---------------------                   ----------------------------------------
                                           (Registrant)


                                        By: /s/ Mark Hopkinson
                                           -------------------------------------
                                            Mark Hopkinson
                                            Chairman of the Board