Form 10-K405
period 2001-09-30
ALLIED DEVICES CORP
filed 2002-01-14
CIK 869495

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(X) ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

         For the transition period from _______ to _______

Commission file number    0-24012
                      ---------------

                           ALLIED DEVICES CORPORATION
             (Exact name of Registrant as specified in its charter)

                  NEVADA                               13-3087510
         ---------------------------          --------------------------
         (State of incorporation)          (IRS Employer Identification No.)

325 DUFFY AVENUE, HICKSVILLE, NEW YORK                    11801
--------------------------------------                 ----------
 (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code: (516) 935-1300

Securities registered pursuant to Section 12 (b) of the Exchange Act:   NONE

Securities registered pursuant to Section 12 (g) of the Exchange Act:

                                 TITLE OF CLASS
                          -----------------------------
                          Common Stock, $.001 par value

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     YES X      NO
                                          ---       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will be not contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---

On December 31, 2001, 4,948,392 shares of the Registrant's common stock, $.001 par value per share, were outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sale price on December 31, 2001 is approximately $2,981,983.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

ITEM 1   -        BUSINESS

                  Allied Devices Corporation ("Allied Devices" or the "Company") is a broad-line manufacturer and distributor of high precision mechanical components and sub-assemblies used in light duty transmission and control applications in industrial and commercial instruments and equipment. The Company has the capability of producing very close tolerance parts and intricate assemblies at competitive cost and with short lead times. A part of the Company's business strategy is to provide prompt service and extensive technical support in certain industrial and high technology markets where customers generally expect extended lead times, missed deadlines and otherwise mediocre technical support and customer service.

                  The Company's major product groups include precision motion control and servo assemblies, gears and gear products, and other precision machined components and sub-assemblies built to customer specifications. Allied Devices' customers are primarily original equipment manufacturers ("OEMs").

                  Allied Devices' principal marketing tool is its highly effective technical manual of standardized instrument components available through the Company. This catalog is in the hands of buyers and engineers throughout the United States and generates sales nationwide. Management estimates that the Company has distributed more than 90,000 copies of its printed catalog over the last decade, of which approximately 40,000 copies were distributed during the last three fiscal years. The current edition was originally published in November, 1998, has been reprinted once, and is over 650 pages in length. During 1998, the catalog was fully digitized and formatted for inclusion as live data on the Company's Internet website, making it simple for users to download the Company's standard technical data and drawings. The catalog and its search tools have been accessible on the Internet through a broad range of website links since January, 1999.

                  The breadth and standardized nature of the Company's standard product line is useful for multiple applications in many industries, resulting in demand at the level of both OEMs and distributors. The Company sells to a wide range of industries, principally medical and operating room equipment; semiconductor capital goods makers; laser equipment; robotics; computer peripherals; aerospace instrumentation and controls; factory automation equipment and controls; machine tool builders; research and development facilities; high vacuum and spectrometric devices; flow control and metering equipment makers; mechanical seals and glands; scientific instrumentation; and optics.

                  A typical customer is an OEM selling high-ticket capital goods equipment. The components supplied by Allied Devices going into such equipment generally constitute a small percentage of the OEM's direct cost of manufacturing, typically less than $1,000 per unit. In many cases, however, the OEM's system or equipment is dependent on the reliability and/or precision of the Company's components, despite their modest cost, for its functional integrity and competitive performance. Failure to deliver reliable quality in a timely manner can have an impact far in excess of the direct cost of the parts. As a result, the majority of Allied Devices' customers deem it imperative that parts supplied be on time and of reliably high quality. While these performance criteria are not always contractual requirements, they are critical determinants in the placement of repeat business.

                  Allied Devices has adopted a strategy that is designed to lever capabilities represented by the catalog and its range of standard products to build proprietary relationships with companies requiring broader or more technical manufacturing support. In management's estimation, companies outsourcing precision mechanical instrument assemblies and related components are generally not well served because success in manufacturing such products often requires sophisticated integration of mechanical engineering, assembly and component manufacturing capabilities. It is management's opinion that few, if any, companies in the US have been effective in providing such services on a well integrated basis, and so management has structured the Company to provide advanced mechanical engineering expertise, prototype manufacturing and testing, product improvement and value engineering, integrated component/sub-assembly production, contract manufacturing, and distribution support. The Company's organization, production facilities and inventory policies are designed to provide fast and timely response to design issues as well as customer orders, large or small, and to support "just in time"
                  ("JIT") methods of material sourcing being used by more and more companies. Because the Company's lead times in response to customer orders are generally short (four weeks or less), backlog is not considered a meaningful indicator of business trends; therefore, no effort is made to monitor backlog closely.

                  Allied Devices' sales volume is not dependent on just a few large customers. The Company draws from a customer list of over 6,000, thereby limiting its exposure to the fortunes of any one industry or group of customers. In each of the past three years, the Company's ten largest customers have represented as many as ten different industries and account collectively for only about 47% of shipments. Despite this diversity in direct customer relationships, a meaningful share of overall demand in the United States for high precision motion control devices has been driven by the requirements of the semiconductor equipment industry (building chip-making machinery). While that industry has shown, over the long term, a compound annual growth rate of approximately 15%, it is prone to wide swings in volume on a cyclical basis.
                  Such cyclical fluctuation has an indirect but material effect on the Company's shipping volume, as has been evident from the severe downturns in that industry seen in 1997-1998, 1998-1999, and again in 2001. Management estimates that customers serving, directly or indirectly, the semiconductor equipment markets have accounted for somewhat over 50% of the Company's sales volume. Within the US, the geographic concentration of the Company's customers is relatively low and fluctuates with conditions in each of the regions served. Allied Devices relies principally on independent multi-line manufacturers' representatives to gain national coverage, altogether fielding some 75 sales people in virtually all significant territories in the United States.

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

                  CATALOG OPERATIONS

                  The majority of product sold through Catalog Operations is either manufactured by Catalog Operations or procured from the Manufacturing Services operations of the Company. The product mix includes standard products (as listed in the Company's catalogs) and customized or non-standard products manufactured to the specific requirements of a given customer. Management periodically adds or drops products offered through the catalog based on its judgment of appeal to customers or actual history of sales. What is not manufactured internally is purchased from a broad variety of reliable sources. This operation's activities include telephone sales, inventory and shipping, gear-making, assembly and light duty manufacturing. This part of the Company also sells certain of its standard catalog products to its major competitors on a wholesale basis. In the aggregate, revenues for the Catalog Operations were approximately as follows for the five years ended September 30th.

                           2001            $13,989,000
                           2000            $15,892,000
                           1999            $12,644,000
                           1998            $14,507,000
                           1997            $13,604,000

                  The decreases in revenues for 1997, 1999 and 2001 were the result of successive cyclical downturns in the semiconductor equipment sector of the U.S. economy. Historically, such declines in sales have been abnormal for the Company because of the diversified nature of its customer mix. In recent years, however, the semiconductor equipment sector has emerged as a major consumer, directly and indirectly, for precision mechanical components and sub-assemblies as manufactured by the Company and its competitors. In 1997, the downturn appears to have been caused by excess inventory accumulation and overcapacity, and the duration of the slowdown appears to have been one year. While a recovery in this sector started in fiscal 1998, financial and economic turmoil in Asia during that year caused yet another downturn that continued through fiscal 1999. In November, 2000, shrinking demand for semiconductors coincided with significant additions to industry capacity to prompt a deep and sudden decline in demand for chip-making and testing equipment, which downturn has continued unabated into 2002. The

                  Company has undertaken to diversify its business with additional products and more intensive marketing in industries unrelated to the semiconductor equipment sector.

                  CATALOG INDUSTRY COMPETITION

                  The Company's Catalog Operations compete principally with W.M. Berg Co., a subsidiary of Rexnord/BTR Ltd.; PIC Design; Nordex Inc.; and Sterling Instrument, a division of Designatronics. Each of these companies publishes a catalog similar to that issued by the Company, offering a wide range of mechanical instrument components built around a single set of standards. In addition, there are many other companies offering a limited selection of materials or "single product" catalogs, often not adhering to any widely accepted standards. This marketplace is highly competitive, yet management believes, based upon feedback from vendors and customers, that the Company's operating principles of immediate product availability, excellent quality control, competitive pricing, responsive customer service and technical support have permitted the Company to maintain and improve its market position.

                  MANUFACTURING SERVICES OPERATIONS

                  Central to management's strategy for achieving above average growth is Manufacturing Services Operations. That strategy includes the following two elements: (a) the majority of products sold through the catalog will be manufactured in-house in the belief that such vertical integration ensures superior quality, timely deliveries, control of priorities, and cost efficiencies; and (b) the Company will seek to develop direct contract manufacturing relationships with "key accounts", OEMs that enter into blanket or long-term purchasing arrangements with the Company as an outside contractor instead of manufacturing for themselves. In pursuit of these elements of the Company's strategy, the Company has added significantly (beginning in 1998) to its manufacturing sophistication and capacity through (1) acquisition of two state-of-the-art machine shop facilities, (2) complementary additions of new and highly productive capital equipment, and
                  (3) institution of various late stage manufacturing techniques (such as cellular manufacturing). In seeking to prepare for continued growth and improve its manufacturing responsiveness and flexibility, the Company, during fiscal 2000, consolidated several smaller locations on Long Island into one new facility, and, during 2001, consolidated three smaller locations in Maine into one new and larger facility. Allied now has three manufacturing divisions, each with a particular focus and core competencies. In addition to the product each manufacturing operation produces in support of Catalog Operations, it markets and sells its capabilities direct to key customer accounts.

                  The following operations comprise Manufacturing Services:

                 ---------------------------------------------------------------
                 Allied Devices Corp.             Includes (1) a sophisticated
                 Hicksville, New York             computer numerically
                                                  controlled ("CNC") machining
                                                  department specializing in
                                                  close tolerance, intricate
                                                  machining of small complex
                                                  parts that are sold both
                                                  direct to end users in the
                                                  instrument and fluid power
                                                  industries and through Catalog
                                                  Operations, and (2) a highly
                                                  efficient secondary
                                                  manufacturing operation that
                                                  performs multi-step finishing
                                                  on product that has been
                                                  rough-finished by other
                                                  divisions of the Company's
                                                  operations or by outside
                                                  vendors. The output of this
                                                  plant, both standard stock and
                                                  non-standard components, is
                                                  sold to OEMs, jobbers,
                                                  distributors and wholesalers.

                 ---------------------------------------------------------------
                 Astro Instrument Co.             A general machine shop with
                 Joplin, Missouri                 diversified CNC and
                                                  conventional capabilities,
                                                  producing the Kay Pneumatics
                                                  product line and
                                                  manufacturing components for
                                                  an established customer base
                                                  in several industries.

                 ---------------------------------------------------------------
                 APPI, Inc.                       A state-of-the-art CNC
                 (Atlantic Precision Products)    machining operation
                 Sanford, Maine                   specializing in close
                                                  tolerance, intricate machining
                                                  of complex parts, made from
                                                  exotic and non-exotic
                                                  materials, and used in the
                                                  medical, fluid flow control,
                                                  instrument, and seal/gland
                                                  industries.

                 ---------------------------------------------------------------


                  The Manufacturing Services operation in Hicksville, NY, produces components sold both through Catalog Operations to customers and to other catalog houses, generally at uniform list prices. In addition, each Manufacturing Services operation bids for specialized custom manufacturing work in the open market, taking on machining jobs under fixed price contracts. While long production runs are periodically accepted, the structure of Manufacturing Services' organization and facilities is generally oriented to shorter runs with higher margins. Pricing is based on a combination of outside costs (for materials and processing services) and standard hourly shop rates (for labor and overhead).

                  Approximate revenues from Manufacturing Services were as follows for the five years ended September 30th:

                           2001                        $15,669,000
                           2000                        $16,389,000
                           1999*                       $10,183,000
                           1998                        $ 3,841,000
                           1997                        $ 2,612,000

                  * The large increase in fiscal 1999 was attributable principally to the acquisition of Atlantic Precision Products in July 1998.

                  The Company does not report results or allocate resources for Catalog Operations and Manufacturing Services separately, but management believes that both areas of the business make a positive contribution to operations. While the Company is intensively marketing its Manufacturing Services capability, management believes that existing capacity will support substantial increases in volume without significant additions to current production facilities. Operations are now running on a reduced single shift, representing an estimated 40% of capacity, giving the Company substantial flexibility to respond to increases in sales volume. Management does not anticipate having difficulty in filling its needs for skilled and semi-skilled production staff in responding to growth in demand and shipments. While it is a policy of management, on a continuous basis, to examine its manufacturing methods, equipment and tooling, and seek ways to improve the quality and responsiveness of its capacity while minimizing the labor and skill content (and related cost) in its product, no capital expenditures related to this policy are planned for 2002.

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

                  QUALITY ASSURANCE

                  Although not legally required to do so in order to conduct its current business, the Company has emphasized rigorous standards of high quality in its products and in its manufacturing methods. In the 1980s, this led to the development of an internal quality control manual that set forth policies and procedures used throughout the Company. In fiscal 1999, the Company started the process of qualifying all of its operations for certification to ISO-9002, receiving certification for its Atlantic Precision Products facilities in May 1999 and for its Hicksville operation in August, 2001. In 2000, the International Standards Board undertook to revise and update the ISO-9000 standards. Management believes that the revisions to such standards will not result in disqualification for any of the Company's facilities, and anticipates conformance and certification to the revised standards before the deadline for re-certification in 2003.
                  In management's opinion, loss of qualification under ISO-9002 would not have a material impact on the Company's ability to do business; however, in management's opinion, such qualification does provide an indication to customers and potential customers of the degree of diligence that the Company exercises in adhering rigorously to high standards in pursuit of consistent quality and manufacturing excellence.

                  EXPANSION PLANS

                  Management has been carrying out a plan to expand the size of the Company. The plan has four basic elements: (1) expand and diversify the core business through more intensive marketing of assemblies and custom engineered products; (2) add selected standard products within the existing line of business; (3) expand beyond the Company's core business into related lines of business through an acquisition program that will not only add volume and capacity but also provide marketing, operating and administrative synergies; and (4) raise additional equity capital to support the expansion plans as they are being implemented. The downturn in fiscal 2001 has prompted management to suspend most elements of such plans until operating conditions are more favorable.

                  MARKETING PROGRAMS

                  The Company has developed a program designed to stimulate substantial growth within its existing line of business. Feedback from customers and informal market research indicate that Allied Devices is only just beginning to gain widespread customer awareness in the markets it serves. Thus, the principal thrust of the Company's plan is to make its target customers and markets more fully aware of the Company's range of capabilities, of the usefulness of standardized components in general, and of the value of integrated engineering, assembly and manufacturing services. The program is divided into modules and is being implemented, as management deems appropriate.

                  The plan includes a number of programs, including expansion and focusing of the Company's advertising campaign. In another program, management has undertaken to improve, on a continuous basis, the standards of service and support provided to the Company's customers. Other facets of the plan include phasing in of expanded engineering support, expansion of assembly capabilities, introduction of new products, and providing electronic accessibility for customers. The Company's website currently gives access to a digital version of the Allied Devices catalog, with drawing files available for downloading onto CAD systems. During fiscal 2002, management expects to go live with a customer-interactive system (currently in beta-site testing) through its website that will enable customers to place inquiries, enter orders, view inventory status, and check on delivery status of existing orders. Management believes that these plans, to the extent implemented, have resulted in improved market share for the Company.

                  ACQUISITION PROGRAM

                  As part of its plans for growth, management intends to continue with its acquisition program. By its own assessment, management views the market in which it competes as large (over $1 billion), highly fragmented, and poised for certain forms of consolidation.

                  Strategically, management intends to focus on acquiring businesses with the following characteristics: (a) significant potential for sales growth; (b) high prospects for synergy and/or consolidation in marketing, manufacturing and administrative support functions; (c) relatively high gross margins (30% or more); (d) effective operating management in place; (e) a reputation for quality in its products; and (f) represents lateral or vertical integration. Management completed two acquisitions in fiscal 1998, and one in fiscal 2001. No additional acquisition activity is planned before market and economic conditions improve.

                  OTHER FACTORS

                  Raw materials for the Company's operations are normally readily available from multiple sources, such as bar stock of stainless steel and aircraft grade aluminum from metal distributors. Management expects no change to this situation in the foreseeable future. The technological maturity of the Company's product line has resulted in general stability of demand in its markets (exclusive of normal business cycles) and ready availability of raw materials at stable prices. The inventories carried by the Company, both raw materials and finished goods, thus bear a relatively low risk of technological obsolescence. Management views inventory risk as a function primarily of pricing policy and product promotion: should pricing be high relative to market, or should management remove products from the standard catalog offering, then related inventory would likely be slow-moving or surplus but may ordinarily be liquidated. Management periodically reviews the range of products offered in the catalog and, based on its judgment of what customers using the catalog will find pertinent and useful, adds and drops products to tailor the offering. No material portion of the Company's business is subject to renegotiation of profits or termination of contracts at the election of the United
                  States government or its prime contractors. Procurement of patents is not material to the Company's present marketing program.

                  REGULATION

                  The Company is not subject to any particular form of regulatory control. The Company does not expect that continued compliance with existing federal, state or local environmental regulations will have a material effect on its capital expenditures, earnings or competitive position.

                  EMPLOYEES

                  The Company currently employs 50 salaried and 129 hourly personnel. Wage rates and benefits are competitive in the labor markets from which the Company draws. The Company has been able to provide for all of its labor requirements in fiscal 2001. None of the Company's employees are represented by labor unions. The Company has had no strikes, walkouts or other forms of business disruption attributable to poor labor relations. Relations with employees are open and constructive.

                  CAPITAL EQUIPMENT

                  The Company uses a wide variety of machinery and equipment in the manufacturing and assembly of its product line. Although the Company or its subsidiaries own much of the equipment, certain pieces of equipment are leased. Eighteen leases, covering specific CNC machines, have original lease terms of five years, with purchase options at the end of each lease. Rates vary from 7.2% to 9.9%, and expiration dates range from 2003 to 2006. The obligations due under capital leases were $7,933,000 as of September 30, 2001.

ITEM 2   -        PROPERTIES

                  Listed below are the principal plants and offices of the Company. All property occupied by the Company is leased except as otherwise noted. Management consolidated operations from Biddeford, ME, Windham, ME and Raymond, ME into one building in Sanford, ME during fiscal year 2001. The lease for the new Sanford, ME facility was executed in April 2001, for a period of ten years. The facility in Windham has been re-leased, with the landlord releasing the Company from its obligations under the lease. A portion of the space at Raymond has been sub-let, and management is seeking to sub-let or re-lease the remaining Raymond space and the entire Biddeford facility.


      Location             Square Feet       Lease Expiration            Principal Activities
----------------------    --------------    --------------------     -----------------------------
Hicksville, NY                   60,000              June, 2010      Catalog Operations and
                                                                     Manufacturing Services

Sanford, ME                      57,600             April, 2011      CNC Machine Shop

Joplin, MO                       13,000                 (Owned)      CNC and Conventional
                                                                     Machine Shop

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
                  MATTERS

                  The Company's common stock was originally listed on the National Association of Securities Dealers Automated SmallCap Market ("NASDAQ") as of November 17, 1994. Trading in the Company's stock has been active and regular since then. A total of 2,697 trades representing 1,806,778 shares (as reported by NASDAQ in their routine statistical summaries) were completed during fiscal 2001. As of December 31, 2001, the Company had 423 holders of record of its common stock. The Company has five listed market makers, and the trading ranges by quarter for fiscal 2001 and 2000 were as follows:


                                              FISCAL 2001               FISCAL 2000
                                           -----------------       ------------------
                                             High     Low           High       Low
                           First Quarter    $4.000   $1.563        $1.688      $1.031
                           Second Quarter   $3.688   $2.281        $3.844      $1.469
                           Third Quarter    $3.350   $1.800        $3.188      $2.031
                           Fourth Quarter   $2.250   $0.760        $4.625      $2.875


ITEM 6   -        SELECTED FINANCIAL DATA

The following selected consolidated financial data have been derived from the audited financial statements of Allied Devices Corporation. The selected financial data should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-K.


                                                 As of and for the Year Ended September 30,
                                -------------------------------------------------------------------------
                                     2001           2000           1999            1998           1997
                                     ----           ----           ----            ----           ----
STATEMENT OF OPERATIONS DATA:
Net sales                       $ 29,658,263    $ 32,281,423   $ 22,827,298   $ 18,448,483   $ 16,215,931

Gross Profit                    $  4,958,005    $ 11,105,822   $  7,795,477   $  6,284,881   $  5,917,165

Selling, general and
administrative expenses         $  8,031,342    $  7,507,908   $  6,013,032   $  4,282,634   $  4,022,326

Interest expense, net           $  1,706,338    $  1,220,592   $  1,007,807   $    387,574   $    203,956

Net (loss) income               $ (3,656,111)   $  1,474,696   $    494,994   $  1,030,673   $  1,061,883
Earnings (loss) per share:
   Basic                        $       (.74)            .30            .10            .22            .24
   Diluted                      $       (.74)            .27            .10            .22            .22
Weighted average number of
shares outstanding:
   Basic                           4,935,965       4,847,592      4,913,524      4,699,526      4,472,141
   Diluted                         4,935,965       5,537,748      4,948,546      4,763,404      4,751,739

BALANCE SHEET DATA:
Total assets                    $ 34,300,780    $ 31,563,773   $ 24,858,026   $ 22,973,619   $ 10,976,983

Long-term debt                  $  7,584,337    $ 11,257,491   $ 10,931,435   $ 11,031,687   $  2,084,239

Stockholders' equity            $  7,196,859    $ 10,956,620   $  9,481,924   $  9,116,101   $  7,025,928


ITEM 7   -        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS: YEAR ENDED SEPTEMBER 30, 2001, COMPARED WITH YEAR ENDED
                  SEPTEMBER 30, 2000

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

                  During fiscal 2001, the Company dealt with a continuous series of challenges that arose from events generally beyond management's control. As each challenge materialized, management formulated and carried out plans of action to address the situation, all the while consistently adhering to the Company's core strategies. The outcome has provided for the continued operation of the business, although the financial condition of the Company has deteriorated materially.

                  Management's strategy has included positioning Allied Devices to supply critical mechanical and electro-mechanical components and sub-assemblies to original equipment manufacturers (OEMs) that are leaders or prospective leaders in their industries. Such critical components and sub-assemblies include devices with engineering value added, made from exotic or tough materials, with features that are beyond the capability of many machining businesses to produce with reliable, consistent quality. The Company has dedicated substantial effort over the past several years to developing capabilities that are scarce in the markets in which it competes, and management believes that Allied Devices, Atlantic Precision Products, and Kay Pneumatics are respected for their world class performance in manufacturing such devices.

                  Through the most recent 15 years of its history, management has sought to maintain a diverse mix of companies in its customers, a strategy that has served to mitigate the impact of downturns in particular sectors or industries by relying on continued strength in other sectors. As it happened in 2001, all of the industries that the Company serves experienced significant slow-downs, with the impact on the Company beginning mid-way through the second quarter of the Company's fiscal year (February, 2001) and continuing on into fiscal 2002. Rapid deterioration in the economic climate, particularly in the manufacturing sector, of the U.S. caused a marked downturn in capital spending, resulting in dramatic slow-downs for Allied's customers, which in turn resulted in a severe contraction in sales for the Company. Events attendant to the tragedies of September 11, 2001, exacerbated a situation already weak from continued high levels of uncertainty and a general environment averse to risk-taking and capital spending in general. September, 2001, the final month of the Company's fiscal year, contributed the lowest level of monthly sales volume the Company has experienced in many years: virtually all customers cancelled orders or postponed shipments as defensive measures until a greater measure of control and predictability emerged in the business and political climate.

                  Of sales to the various industries represented by Allied's customers, those to semiconductor equipment OEMs had developed into the largest share of the Company's revenue mix, representing an estimated 52% of sales. While there is material variation from one analyst to another, most industry experts report a contraction of 60% or more in that industry, with some potential for further deterioration and virtually no prospect of improvement before the third quarter of calendar 2002. When this cyclical industry is in its downturn phase, its OEMs typically place no new business with their suppliers while they consume inventory, generally a phase of six months or more. That has been the Company's experience during this downturn; effectively no shipments have been made to companies in this sector since late March, 2001. Other industries important to the Company's revenue stream include aerospace instrumentation and controls, mass flow metering and control devices, medical diagnostics, scientific instrumentation, robotics, oil-field equipment and telecommunications. Management's research indicates that all of these sectors also experienced material declines in activity during calendar year 2001.

                  Net sales for fiscal 2001 were $29,658,000 as compared to $32,281,000 in fiscal 2000. This decrease, year-on-year, of 8.1% was the result of an exceptionally strong start to the year followed by a very weak second half, as shown in the following table:


                 ------------- ----------------- ---------------- ------------------------ -----------------
                                                                                            % CHANGE FROM
                  QUARTER OF                                                                 SAME PERIOD
                 FISCAL 2001   CALENDAR PERIOD    PERIOD SALES      ANNUALIZED REVENUES       PRIOR YEAR
                 ------------- ----------------- ---------------- ------------------------ -----------------
                      1        Oct-Dec 2000        $9,597,000           $38,388,000             +43.4%
                      2        Jan-Mar 2001        $9,508,000           $38,032,000             +22.9%
                      3        Apr-Jun 2001        $5,900,000           $23,600,000             -28.6%
                      4        Jul-Sep 2001        $4,654,000           $18,616,000             -51.5%
                 ------------- ----------------- ---------------- ------------------------ -----------------

                  Management believes this contraction to have been the most pronounced (sudden and deep) to affect the Company's shipments in over 20 years. To the best of management's knowledge, the Company has not lost any significant customers during this period. Indeed, the Company has endeavored to take advantage of this slow period to gain attention and market share from accounts that were previously difficult to penetrate; the sales force has been deployed aggressively to reach decision makers who were too busy "keeping up" in boom times to consider the merits of changing vendors. In all its operations, the Company remains dedicated to providing top quality and superior service to all of its customers, regardless of sector. Management expects that, as a result of the value package it markets and delivers to its customers, the Company will enjoy success in attracting sales through consistent application and continuous re-evaluation of its marketing strategy, in the belief that the Company will realize a steady improvement in market share and quality of customer relationships. While current sales levels are depressed, management believes that new accounts gained during the slowdown will yield a growth rate well above industry average once recovery begins in the U.S. manufacturing sector. The principal stimulants to such growth will be, in management's estimation, the following: (1) a continued focus on selling product requiring sophisticated engineering content; (2) a series of programs of continuous improvement, including maintaining its ISO-9002 status, particularly in the areas of customer service and support; (3) a program to develop "key accounts" by offering an expanded range of support services, including contract manufacturing services;

                  and (4) a continued effort to diversify into new or under-developed industries, thereby reducing dependence on volatile technology-related sectors of the economy.

                  From an operating perspective, management has reacted to this downturn in stages, tailoring spending and staffing to anticipated sales volume. Strategically, the Company's goal has been to cut the minimum amount necessary to survive the current downturn so that valuable resources marshaled or developed to support long term growth will not be sacrificed to short term exigencies. Thus, by the end of the fiscal year, a series of layoffs and cost-cutting measures had been completed, effectively curtailing discretionary spending, cutting operating hours, laying off a substantial number of people, and cutting administrative pay rates. The benefits of such cost-cutting measures, as a general rule, become evident in the Company's operating accounts on a delayed basis, principally as a result of satisfying on-going obligations before spending actually stops. Management has created a restructuring reserve to account for the expenses attendant to reducing the size of the business. In addition to such operating considerations, management has reviewed inventory valuations in light of current business conditions and has written off potentially unsaleable materials. In the interest of continuing to improve the Company's market position during the current softness, management completed certain in-process expansion projects rather than to "throw away" investment spending already completed. In particular, the Company moved its APPI subsidiary into a new and larger facility in Sanford, Maine, consolidating three locations in Maine into one plant. There were certain impacts on the Company's operating statements related to this move:

                  o The process of moving caused a number of abnormal expenses: short term disruptions to production flow; abnormally high levels of overtime; the direct costs of preparing the new building, vacating the old buildings, the physical move, and starting up in a new location; and the additional project staffing retained for organizing the move.

                  o To avoid disappointing customer expectations any more than necessary, the Company subcontracted a higher amount of manufacturing work than normal during a period of approximately three months.

                  o The Company has been seeking to dispose of its lease obligations at the three facilities vacated through arranging for new tenants or finding sub-tenants. As of fiscal year-end, a new tenant had been secured for one facility and the Company's lease had been forgiven by the landlord; 60% of the space in a second facility was sub-leased in December, 2001; and the third remains vacant. The occupancy expense in Maine will continue to be high until the space remaining vacant is sub-leased.

                  The Company's gross margin was 16.72% of net sales in fiscal 2001, as compared to 34.40% in fiscal 2000. Amongst others, the following three factors accounted for the bulk of this decline:

                           1. the time required to effect cost cuts following the sudden and steep decline in sales volume resulted in higher factory staffing costs as a percentage of net sales than normal payroll expense;

                           2. fixed expenses of operation, most notably occupancy costs and depreciation, do not decrease as a function of lower sales volume, levering the impact on operating margins; and

                           3. in light of current business conditions, management wrote off approximately $2.7 million of inventory.

                  The following factors had the indicated impact on the cost of goods sold: (1) net materials expense (exclusive of inventory write-offs) decreased as a percentage of sales, increasing gross margins by 4.00%, as the Company brought more manufacturing in-house to fill idle capacity, thereby purchasing less from the outside; (2) management wrote off approximately $2.7 million of inventory and decreased its LIFO reserve, decreasing gross margins by 9.17%; (3) payroll costs increased as a percentage of sales, thereby lowering the gross profit percentage by 7.27%, as a by-product of the sudden and steep slowdown and certain temporary inefficiencies related to consolidating facilities in Maine; (4) the Company shipped a lower volume of product on relatively stable costs of factory overhead, decreasing gross margins by 3.35%; and (5) depreciation (a non-cash expense) increased as the Company added equipment to handle the strong growth experienced in the first two quarters of the fiscal year, and the larger depreciation expense was defrayed against lower shipments, reducing gross margins by 1.89%. Management believes that margins will be restored to customary levels as the Company grows out of the downturn.

                  The Company did not increase prices materially in fiscal 2001.

                  Selling, general, administrative and restructuring expenses as a percentage of net sales were 30.16% in fiscal 2001, as compared to 23.26% in fiscal 2000. The following factors account for this change: (1) selling and shipping expenses and commissions decreased approximately $50,000 during fiscal 2001 but when expressed as a percentage of net sales increased by 0.25%; (2) administrative payroll, benefits, and related expenses increased as a percentage of net sales by 1.60%, principally because reductions in staffing did not happen as rapidly as the decline in sales volume; (3) other administrative expenses (exclusive of depreciation and amortization) increased as a percentage of net sales by approximately 1.00%; (4) depreciation and amortization expenses (non-cash expenses) increased as a percentage of net sales by 0.97%; and (5) non-recurring expenses (restructuring and moving charges) increased SG&A expense as a percentage of net sales by 3.08%. One-time costs related to moving and downsizing/restructuring in fiscal 2001 were approximately $915,000.

                  Interest expense increased by $486,000 in fiscal 2001 as a function of: (1) higher borrowings incurred to finance new equipment acquired in fiscal 2001; (2) borrowings incurred to finance restructuring and moving; (3) higher interest rates during the first half of the fiscal year, and (4) recognition of the fair value (cost) of an interest rate collar.

                  As a result of a tax loss carryback, an income tax refund of $606,000 has been accrued for fiscal 2001. (Benefit) provision for income taxes in fiscal 2001 and 2000 was 35.7% and 36.1% of pre-tax income. See the notes to the consolidated financial statements for reconciliation to the federal statutory rate.

RESULTS OF OPERATIONS: YEAR ENDED SEPTEMBER 30, 2000, COMPARED WITH YEAR ENDED
                  SEPTEMBER 30, 1999

                  Net sales for fiscal 2000 were $32,281,000 as compared to $22,827,000 in fiscal 1999. This increase of 41.4% was the result of a combination of factors:

                           1. The sectors of the US economy served by the Company showed strength during the entire fiscal year. In particular, the semiconductor equipment sector grew at an estimated rate of 35%, while the medical equipment and gas flow metering and control sectors also showed above average rates of growth. The Company's sales had been disappointing in fiscal 1999 as a result of especially weak conditions in the semiconductor equipment sector, so part of the strength in 2000 represented a return to more representative rates of growth.

                           2. The Company continued to implement its marketing plans, intensifying its efforts to diversify and gain customers outside of the semiconductor equipment sector. It is management's opinion that some portion of the growth in 2000 may be attributed to success in these efforts.

                  Management continues to apply its marketing strategy consistently, in the belief that it will continue to result in above average growth in sales. The principal contributors to such growth will be, in management's estimation, the following: (1) a continuing series of advertisements in various industry/trade magazines, designed to create more wide-spread awareness of the Company and its products and services; (2) a series of programs of continuous improvement, including qualification for ISO-9002, particularly in the areas of customer service and support; (3) a program to develop "key accounts" by offering an expanded range of support services, including contract manufacturing services; and (4) diversification of sales to reduce dependence on the semiconductor equipment sector.

                  During fiscal 2000, the Company moved into a new and larger facility in Hicksville, New York, consolidating four facilities on Long Island into one location. There were a number of changes to the way the Company operates that resulted, the short-term effects of which resulted in higher costs. In management's opinion, the material effects were as follows:

                           o The process of moving caused a number of unusual expenses: short term disruptions to production flow; abnormally high levels of overtime; the direct costs of preparing the new building, vacating the old buildings, physically moving, and starting up in a new location; and the additional project staffing retained for organizing the move.

                           o The disruptions to production flow resulted in a temporary spate of late deliveries. While management has no accurate means to quantify the dollar impact of this period of poor delivery performance, it is clear that there were some customers who cancelled orders and awarded business elsewhere during the period of transition.

                           o The move took place during a period of very active demand; to avoid disappointing customer expectations any more than necessary, the Company subcontracted a higher amount of manufacturing work than normal during a period of approximately six months.

                           o Following the move, management has launched a series of projects designed to realize the many improvements in production methods and efficiencies expected from the physical integration of four locations into one. As of year-end, many of the methods for producing product had been revised, with improvements in standard costs designed into the new methods. It is management's expectation that the fiscal benefit of such changes will begin to be realized during fiscal 2001.

                           o Contemporaneous with the move, and as a result of the merging of four distinct and different costing systems, the Company adjusted its cost standards and cost accounting system to reflect lower standard costs. The net effect was a deflationary revision to the current unit costs of many products in the Company's inventory. Thus, the FIFO valuation of inventories at the end of fiscal 2000, using revised standard costs, was approximately $895,000 lower than at the end of fiscal 1999. However, as calculated on a LIFO basis (i.e., eliminating the deflationary effect of lower current unit costs), inventories grew during fiscal 2000 by approximately $567,000. The LIFO Reserve, therefore, decreased by $1,462,000 to $151,000.

                  The Company's gross margin was 34.40% of net sales in fiscal 2000, as compared to 34.15% in fiscal 1999. This improvement was principally the result of two offsetting factors: the pace of the increase in sales volume experienced in fiscal 2000 prompted higher levels of procurement and subcontracting while the Company ramped up its own manufacturing capacity to match demand, while the higher level of manufacturing activity resulted in improved productivity. The move and consolidation of four plants on Long Island into one larger facility changed the flow of normal operations, resulting in a variety of temporary inefficiencies as operations adapted to new surroundings and four formerly distinct operating entities were forged into one unit. The effects of these factors on the cost of goods sold were as follows: (1) net materials expense increased as a percentage of sales, decreasing gross margins by 3.26%, as subcontracting temporarily increased to cover demanding customer delivery requirements while manufacturing capacity was being added; (2) payroll costs as a percentage of sales decreased, improving gross profit by 2.14%, as productivity improved on the factory floor; (3) the Company shipped a higher volume of product on relatively stable costs of factory overhead, increasing gross margins by 0.58%; and (4) additions to production equipment increased depreciation (a non-cash expense) as an absolute number, but due to increased shipping levels, as a percentage of sales depreciation decreased, improving gross margins by 0.79%. Management believes that the improvements in productivity of labor would have been higher and expenditures for materials and services would have been lower had it not been for the move and attendant inefficiencies; however, management has not attempted to quantify these factors.

                  The Company did not increase prices materially in fiscal 2000.

                  Selling, general, administrative and moving expenses as a percentage of net sales were 23.26% in fiscal 2000, as compared to 26.34% in fiscal 1999. The following factors account for this change: (1) selling and shipping expenses and commissions increased as a percentage of net sales by approximately 0.15% as expenditures on marketing and sales representation were increased during the year; (2) administrative payroll, benefits, and related expenses decreased as a percentage of net sales by 2.85%, principally as a result of the increases in sales levels without increased spending on administrative staffing; (3) other administrative expenses (collectively, including depreciation and amortization) decreased as a percentage of net sales by approximately 0.38%, with sales increases outpacing increases in overhead expenses. Such administrative expenses in fiscal 2000 included approximately $253,000 of one-time costs related to the move and consolidation.

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

LIQUIDITY AND CAPITAL RESOURCES

                  The Company's financial condition weakened materially during fiscal 2001. Operations utilized net cash of $686,000. Financing activities (net) provided cash of $1,349,000 over the course of the year; capital expenditures (net) used $336,000; and deferred acquisition financing used $683,000, resulting in a decrease to cash on hand of $355,000. Net working capital decreased by $15,259,000 to $(7,414,000) during the year. The following changes in current assets and current liabilities contributed to the decrease in working capital for the year ended September 30, 2001:

                           o Accounts receivable (net of reserve for doubtful accounts) decreased by $2,808,000 during the year. This decrease was a function of lower sales volume, while the average collection period remained at approximately 45 days.

                           o Inventories decreased, net, by $1,885,000 during the fiscal year. Management wrote off $2,719,000 of inventories that, under current business conditions, were of questionable value. In addition, the LIFO reserve decreased $151,000. Other operational inventories rose by $834,000 over the course of the year, in large measure as a result of customers putting stop-orders on shipments of custom manufactured materials in response to uncertainties in the economic climate. The turnover rate remained approximately 2.0 times from fiscal 2000 through fiscal 2001. Current industrial procurement practices, Kanban and demand-pull ("JIT") systems in particular, leave manufacturers vulnerable to sudden slow-downs in demand, since production manufactures on the basis of forecasted needs as much as three months in advance of actual demand. As an operating principle, management has made prompt service, product availability and quick turnaround of production orders key strategic factors in gaining a strong competitive position in the Company's markets. Substantial inventories are, in management's judgment, a necessity in supporting this strategy and responding to demanding delivery requirements imposed by the Company's customers.

                           o Prepaid expenses and other current assets increased by $429,000.

                           o Current deferred income taxes decreased by $554,000.

                           o Current liabilities, exclusive of current portions of long-term debt and capital lease obligations, decreased by $2,720,000 (net), as reduced levels of manufacturing activity decreased accounts payable and accrued liabilities by $1,838,000 and the Company's income taxes payable decreased by $882,000. The Company's average payment period on accounts payable and accrued expenses remained at 37 days from fiscal 2000 to fiscal 2001 (a decrease of $766,000).

                           o Current portions of long-term debt and capital lease obligations increased by $13,421,000 (net) as the Company's defaults under its credit agreements caused related obligations to be reclassified as current.

                           o        Cash balances decreased by $355,000.

                  Management believes that, barring further deterioration in economic conditions and sales activity, the Company's working capital as now constituted should be adequate for the needs of the on-going business, premised on the willingness of its lending institutions to enter into forbearance agreements providing relief on principal repayment schedules until business conditions improve. Following the end of fiscal 2001, the Company and its principal lending institutions have engaged in negotiations to amend certain terms of its credit facility and its equipment lease agreements, with the objectives of reducing its revolving credit facility from $7.5 million to $7.0 million, entering into a forbearance agreement suspending principal payments for a period of time, and modifying certain financial covenants, all in recognition of industry-wide business conditions.

                  Should management not obtain forbearance or additional financing, the Company will not be able to continue in its present form as such a going concern opinion was issued. The Company, at the end of fiscal 2001, was using $6.8 million of its revolving credit facility.

                  Management believes that, in light of the Company's current financial condition, the Company's working capital will be inadequate to provide for cash needs that would be related to carrying out its acquisition program. As a result, management has formally suspended pursuit of any acquisition activities until the Company's financial condition improves materially.

                  Outlay for capital expenditures in fiscal 2001 amounted to $336,000 net ($4,489,000 including capital leases, net of equipment dispositions), as compared to $500,000 net ($3,855,000 including capital leases, net of equipment dispositions), in fiscal 2000. These expenditures represent activity in all material facets of the Company's capital spending program: (1) a continuation of management's program of continuous improvement through modernization and automation of facilities ($2,127,000), (2) expansion of productive capacity to service key accounts in contract manufacturing relationships ($2,185,000), and (3) upgrading, support and installation of new computer and communications equipment ($177,000). Capital spending plans for fiscal 2002 call for minimal additions and upgrades to productive capacity. Management expects to fund such spending plans out of working capital, credit facilities, and customer financing agreements.

                  During fiscal 1998, the Company acquired effectively all of the assets, properties, business and rights of, and assumed specified liabilities of Atlantic Precision Products, Inc. Consideration for the assets, net of liabilities, of APPI included a commitment to make supplemental payments of purchase consideration to the seller based on the performance of APPI during each of the first three one-year operating periods following the closing. The supplemental consideration earned for the three years following the closing (36 months ended June 30, 2001) amounted to approximately $5,981,000, of which $1,522,000 was paid in cash with the balance due in notes payable over five years expiring September, 2006.

                  On November 15, 2000, the Company acquired effectively all of the assets of, and assumed specified liabilities of, Martin Machine, Inc. ("Martin"), a small machine shop in Raymond, Maine, specializing in close tolerance, short run machining work. Consideration for the assets, net of liabilities, included cash of $400,000, five-year notes for $300,000 (bearing interest at 7% per annum), assumption of equipment loans of approximately $265,000, and 100,000 shares of the common stock of the Company.

                  VULNERABILITY TO RECESSION

                  The Company's cost structure is largely made up of "fixed costs", with "variable costs" accounting for less than 40% of net sales. The Company expects therefore, to experience materially adverse effects on profitability from any marked downturn in sales volume until management is able to reduce fixed costs. Because the Company's delivery lead-times are relatively short, there is relatively little backlog at any given time, and the effect of a downturn in sales volume is felt almost immediately. A material portion of the Company's sales are made to customers in the semiconductor equipment industry, an industry noted for its highly cyclical nature. The Company is making efforts to diversify the composition of its sales profile to mitigate the impact of such a downturn on the Company's sales.

                  EXPANSION PLANS

                  Management has developed a plan to expand the size of the Company. The plan has four fundamental elements: (1) expand the core business through more intensive and focused marketing efforts; (2) add products within the existing line of business; (3) expand beyond the Company's core business into related lines of business through an acquisition program that will not only add volume and capacity but also provide marketing, operating and administrative synergies; and (4) raise additional equity capital as required to support implementation of expansion plans. Management believes that, in light of the Company's current financial condition, the Company's working capital will be inadequate to provide for cash needs that would be related to carrying out its acquisition program. As a result, management has formally suspended pursuit of any acquisition activities until the Company's financial condition improves materially. Plans to raise additional equity will be carried out when management considers it appropriate to do so.

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

                  RECENT ACCOUNTING PRONOUNCEMENTS

                  A)  Investment Derivatives and Hedging Activities Income

                  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities" ("SFAS 133"), as amended, which requires the recording of all derivative instruments as assets or liabilities measured at fair value. Among other disclosures, SFAS 133 requires that all derivatives be recognized and measured at fair value regardless of the purpose or intent of holding the derivative.

                  SFAS 133 is effective for financial statements for periods with fiscal years beginning after June 15, 2000. The Company has entered into an interest rate collar transaction. The notional amount of the transaction is $6,000,000 with an interest rate cap of 6.25% and an interest rate floor of 5.00%. The interest rate collar expires in December 31, 2003. The collar reduces the Company's exposure to interest rate increases on its variable rate debt.

                  B) Business Combinations

                  In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting No. 141, "Business Combinations" ("FAS No. 141"), which requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill, and requires that unallocated negative good will be written off immediately as an extraordinary gain instead of being deferred and amortized. The Company will account for business combinations after June 30, 2001 in accordance with the guidance in FAS No. 141.

                  C)  Goodwill and Other Intangible Assets

                  In June 2001, the Financial Accounting Standards Board also issued Statement of Financial Accounting No. 142, "Goodwill and Other Intangible Assets" ("FAS No. 142"). Under FAS No. 142, goodwill and indefinite lived tangible assets will no longer be amortized. Instead, goodwill and indefinite lived tangible assets will be subject to annual impairment tests performed under the guidance of the statement. Additionally, the amortization period of intangible assets with finite lives will no longer be limited to forty years. The Company has elected to implement FAS No. 142 on October 1, 2002 and is currently evaluating the effect of implementation.

                  D) Accounting for Obligations Associated with the Retirement of Long-Lived Assets

                  In June 2001, the Financial Accounting Standards Board also issued Statement of Financial Accounting No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" ("FAS No. 143"). The objective of FAS No. 143 is to establish an accounting standard for the recognition and measurement of an asset retirement obligation on certain long-lived assets. The retirement obligation must be one that results from the acquisition, construction or normal operation of a long-lived asset. FAS 143 requires the legal obligation associated with the retirement of a tangible long-lived asset to be recognized at fair value as a liability when incurred, and the cost to be capitalized by increasing the carrying amount of the related long-lived asset. FAS No. 143 will be effective for the Company on October 1, 2002. The Company is currently evaluating the effect of implementing FAS No. 143.

                  E) Accounting for the Impairment or Disposal of Long-Lived Assets

                  In October 2001, the Financial Accounting Standards Board also issued Statement of Financial Accounting No. 144, "Accounting for the Impairment or Disposal of

                  Long-Lived Assets" ("FAS No. 144"), which supercedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("FAS121"). Although it retains the basic requirements of FAS 121 regarding when and how to measure an impairment loss, FAS 144 provides additional implementation guidance. FAS 144 will be effective for the Company on October 1, 2002. The Company is currently evaluating the effect of implementing FAS 144.

ITEM 7A -         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                  RISK

                  The Company's exposure to market risk for changes in interest rate relates primarily to the Company's variable rate debt. The Company manages this risk through the utilization of an interest rate collar in an amount not exceeding the principal amount of its outstanding debt. At September 30, 2001, the notional amount of the Company's interest rate collar was $6,000,000 with an interest rate cap of 6.25% and an interest rate floor of 5%. The interest rate collar expires December 31, 2003. The interest rate collar is accounted for as a fair value hedge and the Company recorded an interest expense as calculated using the mark-to-market method.

ITEM 8   -        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         (1)      Financial Statements

                  See index to Financial Statements on Page F-2.

ITEM 9   -        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE

                  None

                                    PART III

ITEM 10   -       DIRECTORS AND EXECUTIVE OFFICERS

The Executive Officers and Directors of the Company are as follows:


 Name                        Age     Position(s) Held with Company
 -------------------------------------------------------------------------------

Mark Hopkinson               54      Chairman of the Board of Directors,
                                     Chief Executive Officer, Secretary

Salvator Baldi               80      Executive Vice President, Director

P.K. Bartow                  54      Director

Christopher T. Linen         54      Director

Michael Michaelson           79      Director

Michael Foster               66      Director

Paul M. Cervino              47      President, Principal Operating
                                     Officer, Treasurer

Andrew J. Beck               53      Assistant Secretary

Gerald J. Bentivegna         52      Chief Financial Officer, Principal
                                     Accounting Officer


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

                  Mark Hopkinson, age 54, has been Chairman of the Board since 1981, when he and Mr. Bartow organized the acquisition of the Company. He also served as President of the Company from 1981 until March, 1994. He is a graduate of the University of Pennsylvania and of the Harvard Graduate School of Business Administration. Prior to acquiring Allied Devices, he was a management consultant, working originally with Theodore Barry & Associates from 1977 to 1978 and later as an independent and with the Nicholson Group from 1978 to 1981. The focus of his work in the period leading up to 1981 was development of emerging growth companies, both in the United States and in lesser-developed countries. He served as an officer in the United States Navy from 1969 to 1972.

                  Salvator Baldi, age 80, was one of the original founders of the Company in 1947. He has been a Director of the Company since February, 1994. The business was started as a general machine shop and developed through the years as a supplier to certain principal competitors of the Company in the market for standardized precision mechanical parts. By the late 1970's, the Company had become a competitor, offering its own catalog of components. He and his partners sold the Company to the investor group assembled by Mr. Hopkinson and Mr. Bartow in October, 1981, with Mr. Baldi remaining with the Company under an employment contract. By the time his contract expired two years later, Mr. Baldi had negotiated to repurchase an interest in the Company. He currently works on an abbreviated work schedule.

                  P.K. Bartow, age 54, is President of The InterBusiness Marketing Group. From March 1994 through November 1998, he was President of the Company. He served as Vice President of the Company from when he and Mr. Hopkinson organized its acquisition in 1981 until March 1994. While active in management at Allied Devices, Mr. Bartow was Director of Marketing and Sales, and he continues to provide marketing consulting services to the Company. Prior to acquiring Allied Devices, Mr. Bartow had joined the Nicholson Group in 1978, and performed facility and feasibility studies for emerging growth companies. Mr. Bartow received a B.A. degree from Williams College in 1970, and a M. Arch degree from the University of Pennsylvania in 1974.

                  Christopher T. Linen, age 54, became a Director of the Company during fiscal 1997. He is currently principal of Christopher Linen & Company, through which he has invested in a series of early stage, Internet and technology-related enterprises. Prior to this, from 1975 until 1996, he was an executive with Time Inc. (later Time Warner Inc.) where he managed a series of six subsidiaries or divisions in Asia, Latin America, the United States, and worldwide. Prior to that, he was Assistant Financial Director of the Italhai Holding Company, Ltd. (Bangkok), during which tenure he was Publisher of the Bangkok World, an English language daily newspaper. He is Chairman of Nirvana Soft Inc., and a Trustee of The Family Academy, an experimental public school. He holds a B.A. from Williams College and attended the Graduate School of Business Administration at New York University.

                  Michael Michaelson, age 79, has been a Director of the Company since 1990. He has been President and sole stockholder of Rainwater Associates, Inc. since 1979, providing management and marketing consultation services to clients principally in publishing and related industries. From 1986 to 1989, he was Chairman of the Council on Economic Priorities. From 1977 to 1979, he was co-founder and Chairman of the Board of Games Magazine, which was sold to Playboy magazine in 1979. From 1970 to 1978, Mr. Michaelson worked for Publishers Clearing House, where he was Senior Vice President. From 1968 to 1970, he was President and Founder of Campus Subscriptions, Inc. Mr. Michaelson served in the United States Army in the South Pacific during World War II, where he was a Company Commander in the 35th infantry, 25th division and received the Bronze Star and the Purple Heart. He received a B.S. degree from New York University in 1948.

                  Michael Foster, age 66, is a Consultant and Private Investor. In 1999, Mr. Foster retired as Chairman and CEO of WPI Group, Inc., a publicly traded manufacturer and marketer of a broad range of rugged hand held DOS and Windows based computers for industrial applications, as well as a group of power products, including electronic ballasts, transformers and complete power systems. He has also served as a Director and member of the Executive Committee and Audit Committee of Foilmark, Inc., a Massachusetts based manufacturer of metalized foils and foil stamping equipment whose stock was publicly traded.

                  Paul M. Cervino, age 47, has been the President of the Company since August 2000 and Chief Operating Officer of the Company since November 1998. From January 1996, until October 1998, he served as Chief Financial Officer of the Company. Prior to 1996, he was employed by Sotheby's Holdings, Inc., an international art auction house. From 1992 to 1995, he was a member of the European Board of Directors and Chief Financial Officer of Sotheby's Europe and Asia, operating in London. From 1985 to 1992, he was a Director and Chief Financial and Administrative Officer of Sotheby's North America. From 1976 to 1985, he worked for Sotheby's in various other financial capacities. Mr. Cervino received a B.S. in Accounting from St. John's University, and a M.B.A. in Finance from Pace University.

                  Andrew J. Beck, age 53, has been a partner with the law firm of Torys LLP since prior to 1989. He became Assistant Secretary of the Company in March, 1994. Mr. Beck holds a B.A. in economics from Carleton College and a J.D. from Stanford University Law School.

                  Gerald J. Bentivegna, age 52, has been the Chief Financial Officer of the Company since July 2001. Prior to 2001, he was employed by CopyTele, Inc., an encryption and display company. From 1994 to 2000, he served as Vice President - Finance and Chief Financial Officer of CopyTele, and was elected to their Board of Directors in 1995. Prior to 1994, Mr. Bentivegna was employed at Marino Industries Corp. for approximately 10 years, where he served as Chief Financial Officer, Treasurer and Controller. He holds a M.B.A. degree in Finance from Long Island University and a B.B.A. degree in Accounting from Dowling College.

ITEM 11  -        EXECUTIVE COMPENSATION

                  The following table sets forth the salary and bonus compensation paid during the fiscal years ended September 30, 2001, 2000 and 1999 to the Chairman and Chief Executive Officer of the Company. No other Executive Officer of the Company received fiscal 2001 salary and bonus compensation which exceeded $100,000. The Company's Directors receive $1,250 per quarter and 25,000 options per year for their services as such and reimbursement for any expenses they may incur in connection with their services as Directors.


                                  "Summary Compensation Table"
--------------------------------------------------------------------------------------------------
Name and Principal      Fiscal Year       Salary        Other Annual       Long Term Compensation
Position                                                Compensation      Awards-Options/ SAR's
--------------------------------------------------------------------------------------------------
Mark Hopkinson,             2001         $160,741          $25,000                  0
Chairman and Chief
Executive Officer
                            2000         $128,535            $0                  225,000
                            1999         $123,725            $0                   22,000

                  Under the terms of the Company's 1993 Incentive Stock Option Plan, the following options were granted to the Chief Executive Officer of the Company during fiscal year 2001.


                             "Option/SAR Grants in Last Fiscal Year"
--------------------------------------------------------------------------------------------------
Name                           Number of       % of Total Options    Exercise or     Expiration
                               Securities          Granted to         Base Price        Date
                               Underlying     Employees in Fiscal       ($/Sh)
                            Options Granted           Year
--------------------------------------------------------------------------------------------------
Mark Hopkinson                     0                   0%                N/A            N/A

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

                                                            Exercisable/             Exercisable/
                                                           Unexercisable            Unexercisable
--------------------------------------------------------------------------------------------------
Mark Hopkinson               -             $ -                 279,000/0               $11,990/$0

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

                  Under the terms of its employee stock option plan (adopted in October, 1993 and amended in December, 1995, January, 1998 and February, 2001), the Board of Directors is empowered at its discretion to award options to purchase an aggregate of 2,000,000 shares of the Company's common stock to key employees. Prior to fiscal 2001, the Company had granted options to purchase an aggregate of 1,491,500 shares to key employees and Directors, with exercise prices ranging from $0.35 to $3.00 per share. During fiscal 2001, 112,500 of such options were cancelled. Also during fiscal 2001, the Company granted options to purchase 130,000 shares of the Company's common stock, at an exercise price of $1.00 per share to 7 individuals (four Directors and three non-executive managers).

ITEM 12  -        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

                  The following table sets forth the number and percentage of the shares of the Company's Common Stock owned of record and beneficially by each person or entity owning more than 5% of such shares and by all executive officers and directors, as a group at December 14, 2001:


                                Name                                         Number of     Current
                                                                             Shares Owned  Percentage
                                ----------------------------------------------------------------------
                                Mark Hopkinson (1) (3)                          1,032,011     19.74%
                                325 Duffy Avenue
                                Hicksville, NY  11801

                                P.K. Bartow (2) (4)                               866,866     16.68%
                                325 Duffy Avenue
                                Hicksville, NY  11801

                                Salvator Baldi (1) (5)                            653,075     12.62%
                                325 Duffy Avenue
                                Hicksville, NY  11801

                                Michael Michaelson (2) (6)                        210,000     4.07%
                                325 Duffy Avenue
                                Hicksville, NY  11801

                                Christopher T. Linen (2) (8)                      211,000     4.16%
                                325 Duffy Avenue
                                Hicksville, NY  11801

                                Michael Foster (2) (10)                            25,000     0.50%
                                325 Duffy Avenue
                                Hicksville, NY  11801

                                Andrew J. Beck (7)(11)                             16,000     0.32%
                                325 Duffy Avenue
                                Hicksville, NY  11801

                                Paul M. Cervino (7) (9)                           176,000     3.45%
                                325 Duffy Avenue
                                Hicksville, NY  11801

                                Gerald J. Bentivegna (7)                                -             -
                                325 Duffy Avenue
                                Hicksville, NY  11801

                                All Executive Officers and                      3,189,952     51.18%
                                Directors as a Group (9 persons)

ITEM 12  -        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT (CONTINUED)

                  (1)      Officer and Director.

                  (2)      Director only.

                  (3) Mark Hopkinson is General Partner of the Hopkinson Family Partnership (in which he has exclusive management rights), which owns 700,000 of the shares included herein. Also, includes 279,000 shares represented by currently exercisable options. Mr. Hopkinson disclaims beneficial ownership of 15,700 shares owned by his wife.

                  (4) Included in Mr. Bartow's shareholdings are 250,000 shares represented by currently exercisable options. Mr. Bartow disclaims ownership of 15,000 shares owned by his immediate family.

                  (5) Included in Mr. Baldi's shareholdings are 225,000 shares represented by currently exercisable options. Mr. Baldi disclaims beneficial ownership of 100,000 shares owned by his wife and 95,000 shares owned by various members of his immediate family.

                  (6) Included in Mr. Michaelson's shareholdings are 210,000 shares represented by currently exercisable options. Mr. Michaelson disclaims ownership of 216,000 shares owned by his wife.

                  (7)      Officer only.

                  (8) Included in Mr. Linen's shareholdings are 125,000 shares represented by currently exercisable options.

                  (9) Included in Mr. Cervino's shareholdings are 160,400 shares represented by currently exercisable options.

                  (10) Included in Mr. Foster's shareholdings are 25,000 shares represented by currently exercisable options.

                  (11) Included in Mr. Beck's shareholdings are 10,000 shares represented by currently exercisable options.

ITEM 13  -        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  Not applicable.

ITEM 14  -        EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           The exhibits required to be filed as a part of the form are listed in the attached Index to Exhibits.

                  (b)      Reports on Form 8-K

                           No reports on Form 8-K were filed in the last quarter of fiscal 2001.

                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     ALLIED DEVICES CORPORATION


                                                     /s/ Mark Hopkinson
                                                     ---------------------------
                                                     Mark Hopkinson
                                                     Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signatures                   Title                                  Date
----------                   -----                                  ----

/s/ Mark Hopkinson           Chairman of the Board,             January 14, 2002
------------------           Principal Executive Officer,
Mark Hopkinson               and Director


/s/ Salvator Baldi           Executive Vice President           January 14, 2002
------------------           and Director
Salvator Baldi


/s/ Philip Key Bartow        Director                           January 14, 2002
---------------------
Philip Key Bartow


/s/ Michael Michaelson       Director                           January 14, 2002
----------------------
Michael Michaelson


/s/ Christopher T. Linen     Director                           January 14, 2002
------------------------
Christopher T. Linen


/s/ Michael Foster           Director                           January 14, 2002
------------------
Michael Foster


/s/ Paul M. Cervino          President, Principal Operating     January 14, 2002
-------------------          Officer, and Treasurer
Paul M. Cervino


/s/ Gerald J. Bentivegna     Chief Financial Officer and        January 14, 2002
------------------------     Principal Accounting Officer
Gerald J. Bentivegna

               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               ---------------------------------------------------

Stockholders and Board of Directors of
Allied Devices Corporation
Hicksville, New York

We hereby consent to the incorporation by reference and inclusion in the Prospectuses constituting part of the Registration Statements filed on Form S-8 on April 6, 1994, April 8, 1996 and May 18, 2001 of our report dated January 11, 2002 relating to the consolidated financial statements of Allied Devices Corporation and subsidiaries appearing in the Company's Annual Report on Form 10-K for the year ended September 30, 2001.

BDO SEIDMAN, LLP
Melville, New York

January 11, 2002

                           ALLIED DEVICES CORPORATION
                                     AND SUBSIDIARIES




================================================================================
                                               CONSOLIDATED FINANCIAL STATEMENTS
                                   YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999

                                                      ALLIED DEVICES CORPORATION
                                                                AND SUBSIDIARIES

                                                                           INDEX

================================================================================

        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                   F-3


        CONSOLIDATED FINANCIAL STATEMENTS

           Balance sheets                                                    F-4

           Statements of operations                                          F-5

           Statements of stockholders' equity                                F-6

           Statements of cash flows                                          F-7

           Notes to financial statements                              F-8 - F-31

           Schedule II                                                       S-1

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Stockholders and Board of Directors of
Allied Devices Corporation
Hicksville, New York

We have audited the accompanying consolidated balance sheets of Allied Devices Corporation and subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2001. We have also audited the Schedule listed in the accompanying index for the same periods. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement and schedule presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Allied Devices Corporation and subsidiaries at September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the schedule presents fairly, in all material respects the information set forth therein for each of the three years in the period ended September 30, 2001.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 2, the Company is in default on certain financial covenants contained in its debt agreements and is attempting to negotiate changes to the terms of its debt obligations. In the absence of such contemplated changes, its current inability to generate sufficient cash from operations to fund its debt obligations raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are discussed in
Note 2. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

BDO Seidman, LLP

Melville, New York

January 11, 2002

                                                      ALLIED DEVICES CORPORATION
                                                                AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEETS

================================================================================

 SEPTEMBER 30,                                                                           2001                   2000
-------------------------------------------------------------------------------------------------------------------
 ASSETS
 CURRENT:
    Cash                                                                       $       54,722          $     410,186
    Accounts receivable, net of allowance for doubtful accounts of
       $60,000 and $67,000, respectively                                            2,131,273              4,939,164
    Inventories                                                                     8,422,690             10,298,923
    Prepaid expenses and other current assets                                         549,432                119,961
    Income tax refund receivable                                                      605,503                      -
    Deferred income taxes                                                                   -                554,000
-------------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT ASSETS                                                      11,763,620             16,322,234
 PROPERTY, PLANT AND EQUIPMENT, AT COST, NET OF ACCUMULATED
    DEPRECIATION AND AMORTIZATION                                                  13,182,951              9,750,586
 EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED, NET OF
    ACCUMULATED AMORTIZATION OF $1,448,238 AND $963,386                             8,295,464              5,061,944
 DEFERRED INCOME TAXES                                                                885,400                      -
 OTHER ASSETS                                                                         173,345                429,009
-------------------------------------------------------------------------------------------------------------------
                                                                                 $ 34,300,780           $ 31,563,773
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT:
    Accounts payable                                                            $   1,648,924          $   3,539,960
    Income taxes payable                                                                    -                881,801
    Accrued expenses and other                                                      1,211,534              1,158,941
    Current portion of long-term debt and capital lease obligations                16,317,496              2,896,742
-------------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT LIABILITIES                                                 19,177,954              8,477,444
 LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                                       7,584,337             11,257,491
 OTHER LIABILITIES                                                                    341,630                 91,218
 DEFERRED INCOME TAXES                                                                      -                781,000
-------------------------------------------------------------------------------------------------------------------
         TOTAL LIABILITIES                                                         27,103,921             20,607,153
-------------------------------------------------------------------------------------------------------------------
 STOCKHOLDERS' EQUITY
    Common stock, $.001 par value, authorized 25,000,000 shares,
       issued and outstanding 5,048,742 and 4,947,942                                   5,049                  4,948
    Additional paid-in capital                                                      3,520,970              3,624,721
    Retained earnings                                                               3,800,011              7,456,122
-------------------------------------------------------------------------------------------------------------------
        SUBTOTAL                                                                    7,326,030             11,085,791
     Treasury stock, at cost (100,350 shares)                                        (129,171)              (129,171)
-------------------------------------------------------------------------------------------------------------------
       TOTAL STOCKHOLDERS' EQUITY                                                   7,196,859             10,956,620
-------------------------------------------------------------------------------------------------------------------
                                                                                $  34,300,780          $  31,563,773
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                      ALLIED DEVICES CORPORATION
                                                                AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF OPERATIONS


 YEAR ENDED SEPTEMBER 30,                                                     2001                    2000                  1999
------------------------------------------------------------------------------------------------------------------------------------

 NET SALES                                                            $ 29,658,263            $ 32,281,423          $ 22,827,298

 COST OF SALES                                                          21,981,399              21,175,601            15,031,821

 WRITE-OFF OF DISCONTINUED PRODUCTS                                      2,718,859                       -                     -
------------------------------------------------------------------------------------------------------------------------------------

    GROSS PROFIT                                                         4,958,005              11,105,822             7,795,477

 SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                            8,031,342               7,507,908             6,013,032

 RESTRUCTURING EXPENSE                                                     914,785                       -                     -
------------------------------------------------------------------------------------------------------------------------------------

    (LOSS) INCOME FROM OPERATIONS                                       (3,988,122)              3,597,914             1,782,445

 OTHER (INCOME) EXPENSE                                                     (7,536)                 69,503                     -

 INTEREST EXPENSE, NET                                                   1,706,338               1,220,592             1,007,807
------------------------------------------------------------------------------------------------------------------------------------

    (LOSS) INCOME BEFORE TAX (BENEFIT) EXPENSE                          (5,686,924)              2,307,819               774,638

 TAX (BENEFIT) EXPENSE                                                  (2,030,813)                833,123               279,644
------------------------------------------------------------------------------------------------------------------------------------

 NET (LOSS) INCOME                                                   $  (3,656,111)           $  1,474,696          $    494,994
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

 NET (LOSS) INCOME PER SHARE - BASIC                                 $        (.74)           $        .30          $        .10
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

 NET (LOSS) INCOME PER SHARE - DILUTED                               $        (.74)           $        .27          $        .10
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                      ALLIED DEVICES CORPORATION
                                                                AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

================================================================================


                                  Common Stock $0.001 par value
                                 --------------------------------

                                                                                                                         Total
                                                                    Additional                        Retained       Stockholders'
                                 Number of Shares     Amount      Paid-in Capital  Treasury Stock     Earnings          Equity
------------------------------------------------------------------------------------------------------------------------------------

 BALANCE, SEPTEMBER 30, 1998         4,947,942          $ 4,948     $ 3,624,721    $           -     $ 5,486,432      $ 9,116,101

    NET INCOME                                                                                           494,994          494,994

    TREASURY STOCK ACQUIRED                                                             (129,171)                        (129,171)
------------------------------------------------------------------------------------------------------------------------------------

 BALANCE, SEPTEMBER 30, 1999         4,947,942            4,948       3,624,721         (129,171)      5,981,426        9,481,924

    NET INCOME                                                                                         1,474,696        1,474,696
------------------------------------------------------------------------------------------------------------------------------------

 BALANCE, SEPTEMBER 30, 2000         4,947,942            4,948       3,624,721         (129,171)      7,456,122       10,956,620

    NET LOSS                                                                                          (3,656,111)      (3,656,111)

    SALE OF COMMON STOCK                   800                1           2,599                                             2,600

    SHARES ISSUED FOR
       ACQUISITION                     100,000              100         399,900                                           400,000

    STOCK PRICE GUARANTEE
       RELATED TO ACQUISITION                                          (506,250)                                         (506,250)
------------------------------------------------------------------------------------------------------------------------------------

 BALANCE, SEPTEMBER 30, 2001         5,048,742          $ 5,049     $ 3,520,970       $ (129,171)    $ 3,800,011      $ 7,196,859
------------------------------------------------------------------------------------------------------------------------------------

                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                      ALLIED DEVICES CORPORATION
                                                                AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                       (NOTE 14)

================================================================================

 YEAR ENDED SEPTEMBER 30,                                                     2001                  2000                  1999
------------------------------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss) income                                                 $ (3,656,111)          $ 1,474,696           $   494,994
------------------------------------------------------------------------------------------------------------------------------------
    Adjustments to reconcile net (loss) income to net cash
      provided by (used in) operating activities:
         Depreciation and amortization                                   2,469,080             1,806,807             1,622,679
         Deferred income taxes                                          (1,112,400)               66,000              (107,000)
         Write-off of discontinued products                              2,718,859                     -                     -
         Loss (gain) on sale of equipment                                   (7,536)               78,012                (2,300)
         Unrealized loss on interest rate collar                           200,000                     -                     -
    Changes in assets and liabilities, net of effects
      from acquisitions:
         Decrease (increase) in:
            Accounts receivable                                          2,807,891            (1,888,280)             (524,816)
            Inventories                                                   (833,626)             (567,150)             (828,553)
            Prepaid expenses and other current assets                     (393,263)                6,941               239,155
            Income tax refund receivable                                  (605,503)                    -                     -
            Other assets                                                   141,047              (114,043)              (99,307)
         (Decrease) increase in:
            Accounts payable and accrued expenses                       (1,583,237)            2,438,551               730,144
            Other liabilities                                               50,411                91,218                     -
            Income taxes payable                                          (881,801)              601,023               280,778
------------------------------------------------------------------------------------------------------------------------------------
         Total adjustments                                               2,969,922             2,519,079             1,310,780
------------------------------------------------------------------------------------------------------------------------------------
 NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                      (686,189)            3,993,775             1,805,774
------------------------------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                  (515,648)             (775,453)             (212,344)
    Business acquisitions, net of cash acquired                           (682,975)             (896,129)             (350,000)
    Proceeds from sale of equipment                                        180,000               275,450                 2,500
------------------------------------------------------------------------------------------------------------------------------------
 NET CASH USED IN INVESTING ACTIVITIES                                  (1,018,623)           (1,396,132)             (559,844)
------------------------------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (decrease) in revolving credit borrowings                   3,900,000              (500,000)              150,000
    Principal payments on long-term debt and capital lease
       obligations                                                      (2,777,363)           (2,105,496)           (1,043,608)
    Proceeds from equipment financing                                      224,111                     -                     -
    Treasury stock acquired                                                      -                     -              (129,171)
    Proceeds from sale of common stock                                       2,600                     -                     -
    Deferred financing costs                                                     -               (25,000)              (55,350)
------------------------------------------------------------------------------------------------------------------------------------
 NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                     1,349,348            (2,630,496)           (1,078,129)
------------------------------------------------------------------------------------------------------------------------------------
 NET (DECREASE) INCREASE IN CASH                                          (355,464)              (32,853)              167,801
 CASH, BEGINNING OF PERIOD                                                 410,186               443,039               275,238
------------------------------------------------------------------------------------------------------------------------------------
 CASH, AT END OF PERIOD                                              $      54,722         $     410,186         $     443,039
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------


                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                      ALLIED DEVICES CORPORATION
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

1.       SUMMARY OF            (A)  BUSINESS
         ACCOUNTING POLICIES

                                    The Company is comprised of Allied Devices
                                    Corporation ("ADCO"), and its wholly owned subsidiaries, Empire - Tyler Corporation ("Empire") and APPI, Inc. ("APPI"), (collectively the "Company").

                                    The Company is engaged primarily in the
                                    manufacture and distribution of standard and custom precision mechanical assemblies and components. The Company sells all of its products to the same base of customers located throughout the United States. Because the Company's product line comprises a comparable group of precision manufactured parts sold to a similar customer base, it considers itself to be engaged in a single business segment.

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

================================================================================

                                (E) INCOME TAXES

                                    The Company and its subsidiaries file a
                                    consolidated federal income tax return and separate state income tax returns.

                                    Deferred tax assets and liabilities are
                                    recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax loss and credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date.

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


                        YEAR ENDED SEPTEMBER 30,                        2001               2000               1999
                        ------------------------------------------------------------------------------------------
                        Weighted average shares                    4,935,965          4,847,592          4,913,524
                          outstanding - basic
                        Dilutive effect of options and
                          warrants                                         -            690,156             35,022
                        ------------------------------------------------------------------------------------------
                        Weighted average shares

                          outstanding - diluted                    4,935,965          5,537,748          4,948,546
                        ------------------------------------------------------------------------------------------


                                    Options and warrants totaling 770,625,
                                    143,500 and 282,864 at September 30, 2001,
                                    2000 and 1999, respectively, were
                                    antidilutive and, accordingly, excluded from the diluted calculation.

                                                      ALLIED DEVICES CORPORATION
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

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

                                (J) SHIPPING AND HANDLING COSTS

                                    On October 1, 2000, the Company adopted the classification requirements for shipping and handling fees and costs as required under EITF No. 00-10, "Accounting for Shipping and Handling Fee Costs." Accordingly, shipping and handling fee costs, which historically were included in Selling, General and Administrative expenses, are recorded in Cost of Sales. Prior periods have been restated to conform with this presentation.

                                (K) ADVERTISING EXPENSES

                                    Advertising expenses are expensed as
                                    incurred and amounted to $206,000, $203,000 and $151,000 for the years ended September 30, 2001, 2000 and 1999, respectively.

                                                      ALLIED DEVICES CORPORATION
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

                                (L) STOCK BASED COMPENSATION

                                    The Company accounts for stock based
                                    compensation using the intrinsic value
                                    method as permitted by SFAS No. 123 and will account for such transactions in accordance with Accounting Principles Board ("APB") No. 25 and, as required by SFAS No. 123, provides pro forma information regarding net income as if compensation costs for the Company's stock plan had been determined in accordance with the fair value method presented by SFAS No. 123.

                                (M) USE OF ESTIMATES

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

                                (N) FAIR VALUE FINANCIAL INSTRUMENTS

                                    The carrying amounts of financial
                                    instruments, including cash and short-term debt, approximated fair value as of September 30, 2001, 2000 and 1999. The carrying value of long-term debt,
                                    approximates fair value as of September 30, 2001, 2000 and 1999 based upon the borrowing rates currently available to the Company for bank loans with similar terms and average maturities.

                                                      ALLIED DEVICES CORPORATION
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

                                (O) CONCENTRATIONS OF RISK

                                    The Company extends credit based on an
                                    evaluation of its customer's financial
                                    condition, generally without requiring
                                    collateral. Exposure to losses on
                                    receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. No individual customer is considered to be a significant risk.

                                    In the most recent fiscal year, the
                                    Company's ten largest customers represented approximately 51% of sales. The Company's sales to the semiconductor equipment industry represented approximately
                                    50% of total sales for the year ended
                                    September 30, 2001.

                                (P) RECENT ACCOUNTING PRONOUNCEMENTS

                                    (I) INVESTMENT DERIVATIVES AND HEDGING
                                        ACTIVITIES

                                        In June 1998, the Financial Accounting
                                        Standards Board issued FAS No. 133,
                                        "Accounting for Derivative Investments
                                        and Hedging Activities" ("FAS 133"), as
                                        amended, which requires the recording of all derivative instruments as assets or liabilities measured at fair value. Among other disclosures, FAS 133 requires that all derivatives be recognized and measured at fair value regardless of the purpose or intent of holding the derivative.

                                        The Company adopted FAS 133 on
                                        October 1, 2000. The effect of the
                                        adoption was immaterial. The
                                        Company has an interest rate collar
                                        contract. The notional amount is
                                        $6,000,000 with an interest rate cap
                                        of 6.25% and an interest rate floor
                                        of 5.00%. The interest rate collar
                                        expires December 31, 2003. The collar
                                        reduces the Company's exposure to
                                        interest rate increases on its
                                        variable rate debt. The interest
                                        rate collar is accounted for as a
                                        fair value hedge.

                                        During the year ended September 30,
                                        2001, the Company recorded approximately
                                        $212,000 of interest expense related to
                                        the fair value of the collar.

                                   (II) BUSINESS COMBINATIONS

                                        In June 2001, the Financial Accounting
                                        Standards Board ("FASB") issued
                                        Statement of Financial Accounting No.
                                        141, "Business Combinations" ("FAS No.
                                        141"), which requires that the purchase
                                        method of accounting be used for all
                                        business combinations initiated after
                                        June 30, 2001, establishes specific
                                        criteria for the recognition of
                                        intangible assets separately from
                                        goodwill, and requires that unallocated
                                        negative goodwill be written off
                                        immediately as an extraordinary gain
                                        instead of being deferred and amortized.
                                        The Company will account for business
                                        combinations after June 30, 2001 in
                                        accordance with the guidance in FAS No.
                                        141.

                                  (III) GOODWILL AND OTHER INTANGIBLE ASSETS

                                        In June 2001, the Financial Accounting
                                        Standards Board also issued Statement of Financial Accounting No. 142, "Goodwill and Other Intangible Assets" ("FAS No. 142"). Under FAS No. 142, goodwill and indefinite lived tangible assets will no longer be amortized. Instead, goodwill and indefinite lived tangible assets will be subject to annual impairment tests performed under the guidance of the statement. Additionally, the amortization period of intangible assets with finite lives will no longer be limited to forty years. The Company's business combinations prior to adoption of FAS No. 142 have been accounted for using the purchase method. As of September 30, 2001, the net carrying value of goodwill was $8,295,464. Amortization expense during the year ended September 30, 2001, was $524,821. The Company has elected to implement
                                        FAS No. 142 on October 1, 2002.
                                        Implementation of FAS No. 142 may have
                                        a material effect on the Company's
                                        financial statements.

                                                      ALLIED DEVICES CORPORATION
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

                                   (IV) ACCOUNTING FOR OBLIGATIONS ASSOCIATED
                                        WITH THE RETIREMENT OF LONG-LIVED ASSETS

                                        In June 2001, the Financial Accounting
                                        Standards Board also issued Statement of Financial Accounting No. 143,
                                        "Accounting for Obligations Associated
                                        with the Retirement of Long-Lived
                                        Assets" ("FAS No. 143"). The objective
                                        of FAS No. 143 is to establish an
                                        accounting standard for the recognition
                                        and measurement of an asset retirement
                                        obligation on certain long-lived assets.
                                        The retirement obligation must be one
                                        that results from the acquisition,
                                        construction or normal operation of a
                                        long-lived asset. FAS 143 requires the
                                        legal obligation associated with the
                                        retirement of a tangible long-lived
                                        asset to be recognized at fair value as
                                        a liability when incurred, and the cost
                                        to be capitalized by increasing the
                                        carrying amount of the related
                                        long-lived asset. FAS No. 143 will be
                                        effective for the Company on October 1,
                                        2002. The Company is currently
                                        evaluating the effect of implementing
                                        FAS No. 143.

                                                      ALLIED DEVICES CORPORATION
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

                                    (V) ACCOUNTING FOR THE IMPAIRMENT OR
                                        DISPOSAL OF LONG-LIVED ASSETS

                                        In October 2001, the Financial
                                        Accounting Standards Board also issued
                                        Statement of Financial Accounting No.
                                        144, "Accounting for the Impairment or
                                        Disposal of Long-Lived Assets" ("FAS No.
                                        144"), which supercedes Statement No.
                                        121, "Accounting for the Impairment of
                                        Long-Lived Assets and for Long-Lived
                                        Assets to be Disposed of" ("FAS121").
                                        Although it retains the basic
                                        requirements of FAS 121 regarding when
                                        and how to measure an impairment loss,
                                        FAS 144 provides additional
                                        implementation guidance. FAS 144 will be effective for the Company on October 1, 2002. The Company is currently evaluating the effect of implementing FAS 144.

                                                      ALLIED DEVICES CORPORATION
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

2.       GOING CONCERN              The Company is currently in default on
                                    certain financial covenants contained
                                    in its debt agreements and is unable
                                    to generate sufficient cash from operations to fund its short term debt obligations. The
                                    Company's management is currently in
                                    negotiations with certain debt holders to obtain forbearance on these defaults and on making principal payments on its debt until December 2002. Management believes that obtaining this forbearance on making principal payments on certain of its debt will enable the Company to fund its liquidity needs until it returns to profitability upon an economic recovery.
                                    Should the Company not be able to obtain forbearance, management believes that there are alternative financing sources such as future stock sales, private placements or convertible financing instruments.

                                    Although management believes that it will be able to obtain the desired debt forberance, there can be no assurance that this forbearance will be obtained, that it will return to profitability upon economic recovery, or that additional financing will be available, or if available, will be on terms acceptable to the Company. Any additional stock or convertible financing could result in substantial dilution to stockholders. Should management be unable to obtain forbearance or additional financing, the Company will not be able to continue in its present form. The financial statements do not contain any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.       RESTRUCTURING              In the third quarter of fiscal 2001, the
                                    Company developed and began to implement a cost savings initiative to increase long-term profitability. The Company closed three manufacturing facilities and consolidated these operations into a new facility in Sanford, Maine, following an orderly transition of production to the new facility. Other restructuring costs associated with downsizing to current business conditions include severence for layoffs througout the Company and professional fees incurred in restructuring and forbearance negotiations. The Company estimated the costs associated

                                                      ALLIED DEVICES CORPORATION
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

                                    with the restructuring to be approximately
                                    $915,000 and recorded this expense for the year ended September 30, 2001. The restructuring expense consisted of $243,000 in moving costs paid and $672,000 in accrued expenses and liabilities. The accrual includes $142,000 in severance, $50,000 in moving costs, $200,000 in professional fees, which will be paid
                                    during fiscal 2002, and $280,000 in
                                    lease abandonment costs, which will be
                                    paid through fiscal 2005.

4.       ACQUISITION                On July 8, 1998, with an effective date of
                                    July 1, 1998, the Company acquired the
                                    assets and business of Atlantic Precision
                                    Products, Inc. ("APPI"), a manufacturer of high precision, machined components for original equipment manufacturers with advanced engineering requirements. The price of net assets acquired (including assumption of specified liabilities) was made up of cash, stock, and performance consideration.
                                    The consideration was $7,237,500 in cash and 250,000 shares of the Company's common stock. The common stock portion of the consideration was recorded at the value guaranteed by the Company ($4 per share). On
                                    July 9, 2001, the Company settled the stock price guarantee portion of the APPI acquisition by issuing a note to the seller in the amount of $506,250 with interest thereon at 7% per annum. The note represents the difference between the guaranteed stock price of $4 per share and the average stock price from July 6 to July 9, 2001 for
                                    250,000 shares of stock. The Company has recorded this as a long term note payable and reduction of stockholders' equity. The note is subject to a subordination agreement between the seller and the Company's lending institution (Note 7).

                                                      ALLIED DEVICES CORPORATION
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

                                    The performance consideration was a
                                    stipulated percentage of the future earnings
                                    (as defined) for APPI for three years. The
                                    Company's policy with respect to any such contingent consideration was to record a liability for such amounts as the defined earnings are achieved. As of September 30, 2001, contingent consideration of $5,981,061 has been recorded as additional goodwill, of which $1,521,998 has been paid and $ 4,459,063 has been delivered in the form of five year notes, subordinated to the bank credit facility (Note 7), due through September 30, 2006 bearing interest at 7% per annum, in accordance with the terms of the asset purchase agreement. As of September 30, 2001 no further contingent consideration will accrue.

                                    On November 15, 2000, the Company acquired
                                    Martin Machine, Inc., located in Raymond,
                                    Maine. The acquisition was accounted for using the purchase method of accounting, and results of operations of this company have been included in Company financial statements from the date of acquisition. Original purchase consideration amounted to $1,031,000, including the value of 100,000 shares of common stock (issued immediately following closing), $400,000 in cash, and a $300,000 five year note payable subordinated to the bank credit facility (Note 7), due through September 30, 2006, bearing interest at 7% per annum. Subsequent to the closing the Company paid an additional $18,912 in cash, which was recognized as additional goodwill. The total excess of cost over the fair value of assets acquired amounted to $448,374, which has been recorded as goodwill and is being amortized over a (15) fifteen-year period.

                                    The acquisition of Martin Machine was
                                    immaterial to net sales and net income of the Company for the years ended September 30, 2001 and 2000 and therefore no pro forma information is provided.

                                    The Company is adopting FAS No. 142
                                    "Goodwill and Other Intangible Assets" on
                                    October 1, 2002. At that date, the above goodwill will no longer be amortized and will be subject to annual impairment tests.

                                                      ALLIED DEVICES CORPORATION
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

5.       INVENTORIES                Inventories are summarized as:


                                    SEPTEMBER 30,                           2001            2000
                                    --------------------------------------------------------------
                                    Raw materials                   $    542,060    $  1,076,603
                                    Work-in-process                    1,616,320       1,112,276

                                    Finished goods                     6,264,310       8,261,481
                                    --------------------------------------------------------------
                                                                       8,422,690      10,450,360
                                    Less: adjustment to LIFO                   -         151,437
                                    --------------------------------------------------------------
                                                                    $  8,422,690     $10,298,923
                                    --------------------------------------------------------------
                                    --------------------------------------------------------------


                                    In recognition of current business
                                    conditions, the Company wrote off
                                    approximately $2,720,000 of slower
                                    selling products, which have been
                                    discontinued.

                                    The adjustment to LIFO represents the excess of current cost (valued at first-in, first-out (FIFO)) over the LIFO value of the inventories. The Company's LIFO reserve decreased $ 151,437 and $ 1,461,539 for the years ended September 30, 2001 and 2000, respectively.

                                                      ALLIED DEVICES CORPORATION
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

6.       PROPERTY, PLANT AND
         EQUIPMENT                  Property, plant and equipment consists of:


                                    SEPTEMBER 30,                                         2001                2000
                                    ------------------------------------------------------------------------------
                                    Machinery and equipment                       $ 19,312,691        $ 14,266,238
                                    Tools, molds and dies                            1,312,124           1,201,556
                                    Furniture, fixtures and office equipment           675,933             608,324
                                    Leasehold improvements                             247,162             289,740
                                    Building and improvements                           94,520              94,520
                                    Land                                                 5,000               5,000
                                    ------------------------------------------------------------------------------
                                                                                    21,647,430          16,465,378
                                    Less: accumulated depreciation and
                                              amortization                           8,464,479           6,714,792
                                    ------------------------------------------------------------------------------
                                    Property, plant and equipment (net)          $  13,182,951        $  9,750,586
                                    ------------------------------------------------------------------------------

                                    Included in machinery and equipment and
                                    office equipment at September 30, 2001 and 2000 is approximately $11,116,000 and $6,742,000, respectively, of equipment under capital lease agreements (Note 9). At September 30, 2001 and 2000, the related accumulated depreciation amounts were approximately $2,224,000 and $1,136,000, respectively. Depreciation expense totaled
                                    $1,906,000, $1,394,000 and $1,188,000 for
                                    the fiscal years ended September 30, 2001, 2000 and 1999, respectively.

7.       CREDIT FACILITIES          In July 1998, the Company entered into a new
                                    credit agreement with its existing lender and repaid all amounts due with respect to its previous credit facility. The new credit agreement provided for a revolving credit loan and a term note. During fiscal 1999, the revolving credit facility was amended.
                                    In October 2001, the Company and its lenders under took to negotiate a Forbearance
                                    Agreement, prompted by the Company's
                                    default on certain financial covenants
                                    contained in its lending agreements (Note
                                    2). No such agreement has been finalized to-date.

                                                      ALLIED DEVICES CORPORATION
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

                                    Under its credit agreement, the Company
                                    may borrow up to the lesser of
                                    $7,000,000 or 85% of eligible receivables and 60% of eligible inventory to a maximum of $5,000,000. Interest is computed at the higher of the bank's prime lending rate (6.0% at September 30, 2001) plus 1/2% or a LIBOR rate plus 2.50%. The Company is required to pay a commitment fee on the average unused portion of the revolving credit commitment of 1/4% per annum. Borrowings under the revolving credit loan were $6,800,000 and $2,900,000 at September
                                    30, 2001 and 2000, respectively.

                                    Under the terms of the five and one-half year (66 months) term note, the Company originally borrowed $6,250,000. Interest thereon is computed at the higher of the bank's prime rate plus 1/2% or a LIBOR rate plus 2.50%. The term note is payable in twenty quarterly installments of principal, which began in March 1999. The quarterly principal installments increase ratably from $150,000 per quarter during the first year to $400,000 per quarter for the last year plus a final installment of $950,000 on December 31, 2003.

                                    The proceeds of the term note and a portion of the funds drawn against the revolving credit loan were used to finance the APPI acquisition (Note 4). In conjunction with the issuance of the term note, the Company issued the lender warrants to purchase 125,000 shares of its common stock (Note
                                    11). The value of the warrants totaled
                                    $97,000 and was accounted for as deferred financing costs (included in other assets) and is being amortized over the term of the credit agreement.

                                    Borrowings under the credit facility are secured by a first priority security interest in the Company's assets.

8.       ACCRUED EXPENSES AND       Accrued expenses consist of:
         OTHER


                                     SEPTEMBER 30,                            2001            2000
                                     ---------------------------------------------------------------
                                     Commissions                      $     74,256      $  116,698
                                     Payroll and related                   347,594         834,196
                                     Other                                 789,684         208,047
                                     ---------------------------------------------------------------
                                                                        $1,211,534      $1,158,941
                                     ---------------------------------------------------------------
                                     ---------------------------------------------------------------

                                                      ALLIED DEVICES CORPORATION
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

9.       LONG-TERM DEBT AND         Long-term debt consists of:
         CAPITAL LEASE OBLIGATIONS


                                    SEPTEMBER 30,                                         2001                2000
                                    ------------------------------------------------------------------------------

                                    Revolving credit loan (Note 7)                 $ 6,800,000         $ 2,900,000

                                    Term note (Note 7)                               3,712,500           4,900,000

                                    Acquisition notes plus accrued interest
                                      (Note 4)                                       5,456,759           1,209,063

                                    Capital lease obligations with varying
                                      monthly payments and interest rates
                                      ranging from 7.2% to 9.9% per annum
                                      maturing 2003 through 2006; secured by an
                                      interest in specific machinery
                                      and equipment (Note 6)                         7,932,574           5,145,170
                                    ------------------------------------------------------------------------------

                                          Subtotal                                  23,901,833          14,154,233

                                    Less: current maturities                        16,317,496           2,896,742
                                    ------------------------------------------------------------------------------

                                    Long-term debt and capital lease
                                       obligations                                 $ 7,584,337        $ 11,257,491
                                    ------------------------------------------------------------------------------
                                    ------------------------------------------------------------------------------



                                    Deferred financing costs (gross) included in other assets amounted to $297,223 at September 30, 2001 and 2000. Accumulated amortization amounted to $170,282 and $113,865 at September 30, 2001 and 2000,
                                    respectively.

                                    The Company has entered into a lease
                                    financing agreement with one of its
                                    customers whereby it has financed certain pieces of equipment purchased to manufacture product for that customer. Lease payments for each period of time are a calculated percentage of product value shipped to that customer during that period. At September 30, 2001 the present value of minimum lease payments was $2,112,644.

                                                      ALLIED DEVICES CORPORATION
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

                                    The following is a schedule of long-term debt maturities (including capital lease obligations) as of September 30, 2001:

                                    2002                           $  16,317,496
                                    Not scheduled                      7,584,337
                                    --------------------------------------------
                                                                    $ 23,901,833
                                    --------------------------------------------
                                    --------------------------------------------


10.      LEASES                     The Company rents facilities in Hicksville,
                                    New York and in Sanford, Maine under various operating lease agreements expiring through
                                    April 2011. In addition, the Company is also obligated for two leases in buildings it no longer occupies in Maine. As part of a restructuring in 2001, the Company has expensed $280,000, representing the full amount due under the remaining lease obligations. The Company also leases certain machinery, equipment and office equipment under various capital lease agreements expiring through 2006 (Note
                                    9). Rent expense amounted to approximately
                                    $1,003,000, $688,000 and $654,000 for the
                                    fiscal years ended September 30, 2001, 2000 and 1999, respectively. Future minimum rental payments for operating leases as of September 30, 2001 are as follows:

                                    --------------------------------------------
                                    2002                             $   844,935
                                    2003                                 859,942
                                    2004                                 875,098
                                    2005                                 891,005
                                    2006                                 908,112
                                    Thereafter                         3,901,643
                                    --------------------------------------------
                                    Total                             $8,280,735
                                    --------------------------------------------

                                                      ALLIED DEVICES CORPORATION
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

11.      STOCKHOLDERS' EQUITY       (A) WARRANTS

                                        At September 30, 2001, the Company had
                                        125,000 stock warrants outstanding. As
                                        further discussed in Note 7, the Company issued warrants to its secured lender to purchase 125,000 shares of common stock at an exercise price of $2.00 per share. These warrants expire on July 7, 2003.

                                    (B) INCENTIVE STOCK OPTION PLAN

                                        In October 1993, the Board of Directors
                                        adopted an incentive stock option plan.
                                        The Plan, as amended in December 1995,
                                        January 1998, and February 2001, allows
                                        the Board of Directors to issue options
                                        to purchase an aggregate of 2,000,000
                                        shares of the Company's common stock to
                                        key employees.

                                        As of September 30, 2001, the Company
                                        had issued options to purchase an
                                        aggregate of 1,509,000 shares of the
                                        Company's common stock to employees and
                                        members of the Company's Board of
                                        Directors. The Company estimates the
                                        fair value of each stock option at the
                                        grant date by using the Black-Scholes
                                        option-pricing model with the following
                                        weighted average assumptions used for
                                        grants in 2001, 2000 and 1999: no
                                        dividend yield, expected volatility of
                                        approximately 80.00% to 46.00%, risk
                                        free interest rates of 4.72% to 6.29%,
                                        with an expected life of 7.5 to 10
                                        years. If compensation cost for the
                                        Company's Stock Option Plan had been
                                        determined in accordance with SFAS
                                        No. 123, net income would have been
                                        reduced in 2001, 2000 and 1999 by
                                        approximately $ 86,000, $375,000 and
                                        $94,000, respectively, and net (loss)
                                        income per diluted share would have
                                        been $(.76), $.20 and $.08 for each
                                        year, respectively.

                                                      ALLIED DEVICES CORPORATION
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

The following table summarizes information about stock options outstanding at September 30, 2001:


                                                  Options Outstanding                           Options Exercisable
                                --------------------------------------------------------    --------------------------
           Exercise Price          Number       Weighted Average      Weighted Average         Number        Weighted
                                Outstanding         Remaining          Exercise Price        Exercisable      Average
                                                Contractual Life                                             Exercise
                                                     (years)                                                   Price
           -----------------------------------------------------------------------------------------------------------
              $         .35            4,600                 3.5               $ .35             4,600           $.35
              $   2.00-3.00           45,000                 4.6                2.92            45,000           2.92
              $    .35-2.44           66,400                 5.6                1.69            65,400           1.68
              $   1.88-2.25           47,500                 6.4                1.93            46,000           1.92
              $   1.06-1.31          212,500                 7.6                1.15           183,500           1.17
              $   1.03-2.03          949,400                 3.5                1.08           939,734           1.08
              $        1.00          130,000                10.0                1.00           102,000           1.00
           -----------------------------------------------------------------------------------------------------------
                                   1,455,400                 4.9               $1.20         1,386,234         $ 1.20
           -----------------------------------------------------------------------------------------------------------
           -----------------------------------------------------------------------------------------------------------

                                                      ALLIED DEVICES CORPORATION
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

Changes in qualified and non-qualified options and warrants outstanding are summarized as follows:


                                                    Warrants                                  Options
                                          -----------------------------    ----------------------------------------------
                                             Shares     Exercise Price        Shares      Option price       Weighted
                                                                                            per share        average
                                                                                                          exercise price
                 --------------------------------------------------------------------------------------------------------
                 Outstanding September
                   30, 1998                    195,864  $ 2.00 - $ 4.25       1,053,400   $ .35 - $ 3.00          $ 2.32

                    Granted                          -               -          221,500   $1.06 - $ 1.31          $ 1.15

                    Cancelled                        -               -         (874,400)  $2.25 - $ 3.00          $ 2.37

                    Exercised                        -               -                -                -               -

                    Expired                    (60,000) $ 3.25 - $ 4.25               -                -               -
                 --------------------------------------------------------------------------------------------------------
                 Outstanding September
                   30, 1999                    135,864          $ 2.00          400,500   $ .35 - $ 3.00          $ 1.56

                    Granted                          -               -        1,049,400  $ 1.03 - $ 2.88          $ 1.25

                    Cancelled                        -               -          (12,000) $ 1.06 - $ 2.38          $ 1.92

                    Exercised                        -               -                -                -               -

                    Expired                    (10,864)         $ 2.00                -                -               -
                 --------------------------------------------------------------------------------------------------------
                 Outstanding September
                   30, 2000                    125,000          $ 2.00        1,437,900   $ .35 - $ 3.00          $ 1.34

                    Granted                          -               -          130,000           $ 1.00          $ 1.00

                    Cancelled                        -               -         (112,500) $ 1.06 - $ 2.88          $ 2.76

                    Exercised                        -               -                -                -               -

                    Expired                          -               -                -                -               -
                 --------------------------------------------------------------------------------------------------------
                 Outstanding September
                   30, 2001                    125,000          $ 2.00        1,455,400   $ .35 - $ 3.00           $1.20
                 --------------------------------------------------------------------------------------------------------
                 --------------------------------------------------------------------------------------------------------


                 At September 30, 2001, there were 1,386,234 options exercisable at a weighted average exercise price of $1.20. The weighted average fair value of options granted during fiscal 2001 was $.82 and $.70 for 2000 and 1999.

12.      COMMITMENTS       The Company has a discretionary 401(k) plan. For the
                           years ended September 30, 2001, 2000 and 1999, the
                           Company contributed $ 110,835, $ 68,363 and
                           $ 26,915, respectively.

                                                      ALLIED DEVICES CORPORATION
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

13.      TAXES ON INCOME   Provisions for income taxes (benefit) on income in
                           the consolidated statement of operations consist of the following:


                  YEAR ENDED SEPTEMBER 30,                              2001               2000                1999
                  --------------------------------------------------------------------------------------------------
                  Current:
                     Federal                                   $    (854,496)         $ 678,156           $ 359,644
                     State                                           (64,317)            88,967              27,000
                  --------------------------------------------------------------------------------------------------
                  Total current:                                    (918,813)           767,123             386,644
                  --------------------------------------------------------------------------------------------------
                  Deferred:
                     Federal                                      (1,034,000)            58,000             (90,000)
                     State                                           (78,000)             8,000             (17,000)
                  --------------------------------------------------------------------------------------------------
                  Total deferred                                  (1,112,000)            66,000            (107,000)
                  --------------------------------------------------------------------------------------------------
                  Total taxes (benefit) on income               $ (2,030,813)         $ 833,123           $ 279,644
                  --------------------------------------------------------------------------------------------------
                  --------------------------------------------------------------------------------------------------


                           Deferred tax (assets) liabilities consist of the following:


                           YEAR ENDED SEPTEMBER 30,                               2001                2000
                           -------------------------------------------------------------------------------

                           Tax depreciation in excess of book               $  914,000         $ 1,013,000

                           Investment tax credit carryforward                  (92,000)           (198,000)

                           Restructuring                                      (145,000)                  -

                           Provision for accounts receivable                   (23,000)            (25,000)

                           Inventory capitalization                            (59,000)            (84,000)

                           Inventory reserve                                         -            (293,000)

                           Accrued bonus                                             -            (141,000)

                           Other temporary differences - net                   (63,000)            (45,000)

                           Net operating loss carryforward                  (1,617,000)                  -

                           Less valuation allowance                            200,000                   -
                           --------------------------------------------------------------------------------

                           Net deferred tax (assets) liabilities            $ (885,000)          $ 227,000
                           --------------------------------------------------------------------------------
                           --------------------------------------------------------------------------------

                           The Company has $4,312,000 in NOL carryforwards to offset future taxable income. The NOL will expire in fiscal 2021. The Company has provided a valuation allowance against the portion of the net deferred tax assets that it currently estimates may not be realized.

                                                      ALLIED DEVICES CORPORATION
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


                           The provision for income taxes on income before taxes differs from the amounts computed applying the applicable Federal statutory rates due to the following:


                    YEAR ENDED SEPTEMBER 30,                              2001                2000               1999
                    --------------------------------------------------------------------------------------------------
                    Provision for Federal income taxes at
                      the statutory rates                         $ (1,933,554)          $ 784,658          $ 263,400

                    Increase (decrease):

                       State taxes, net of Federal tax
                          benefit                                     (185,079)             63,998              6,600

                       Change in valuation allowance                   200,000

                       Other                                          (112,180)            (15,533)             9,644
                    --------------------------------------------------------------------------------------------------

                    Provision for taxes on income                 $ (2,030,813)          $ 833,123          $ 279,644
                    --------------------------------------------------------------------------------------------------
                    --------------------------------------------------------------------------------------------------

                                                      ALLIED DEVICES CORPORATION
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

14.      CASH FLOWS


                  YEAR ENDED SEPTEMBER 30,                              2001               2000                1999
                  --------------------------------------------------------------------------------------------------
                  Supplemental disclosure of cash flow
                    information

                     Cash paid during the year:

                        Interest                                 $ 1,332,334        $ 1,168,000         $ 1,018,000
                  --------------------------------------------------------------------------------------------------

                        Income taxes                             $   691,480        $   166,100         $    56,380
                  --------------------------------------------------------------------------------------------------
                  --------------------------------------------------------------------------------------------------

                  Supplemental schedule of non-cash
                    investing and financing:

                     Equipment acquired under capital
                        lease                                     $4,153,000         $3,355,000        $    795,000

                     Contingent consideration earned in
                        connection with acquisition paid
                        with debt                                 $3,250,000         $  896,000        $    589,000

                           In connection with the Martin Machine, Inc. business acquisition (Note 4), the Company issued $300,000 in notes payable and 100,000 shares of common stock valued at $400,000.

                                                      ALLIED DEVICES CORPORATION
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

15.      SUMMARIZED
         QUARTERLY DATA
         (UNAUDITED)

                           The following is a summary of the quarterly results of operations for the years ended September 30.


                                                                     Fiscal Quarter
                                       First            Second            Third            Fourth               Total
------------------------------------------------------------------------------------------------------------------------------
2001
Net sales                              $ 9,597,119      $ 9,507,643       $ 5,899,929      $ 4,653,572           $ 29,658,263
Gross profit (loss)                      3,130,598        3,005,546         1,278,754       (2,456,893)             4,958,005
Net income (loss)                          444,170          304,887          (518,910)      (3,886,258)            (3,656,111)
Basic income (loss) per share                  .09              .06              (.10)            (.79)                  (.74)
Diluted income (loss) per share                .08              .05              (.10)            (.79)                  (.74)

2000
Net sales                              $ 6,693,487      $ 7,734,983       $ 8,257,086      $ 9,595,867           $ 32,281,423
Gross profit                             2,315,089        2,716,711         2,895,703        3,178,319             11,105,822
Net income                                 255,535          433,143           266,508          519,510              1,474,696
Basic earnings per share                       .05              .09               .05              .11                    .30
Diluted earning per share                      .05              .08               .05              .09                    .27


In the fourth quarter of 2001 the Company made the following adjustments:
$2,718,859 inventory write off, $672,000 accrued restructring expense and $200,000 deferred tax allowance

                                                      ALLIED DEVICES CORPORATION
                                                                AND SUBSIDIARIES

                                                                     SCHEDULE II

================================================================================

Valuation and Qualifying Accounts


For the years ended September 30,
                                         Balance at Beginning of                                              Balance at End
             Description                         Period                Additions          Deductions             of Period
---------------------------------------------------------------------------------------------------------------------------------

Allowances:

Doubtful accounts:

        2001                                          $ 67,000          $  35,000            $ 42,000                $  60,000

        2000                                            57,000             10,000                   -                   67,000

        1999                                            43,000             24,000              10,000                   57,000

Deferred tax asset allowance:

        2001                                                 -          $ 200,000                   -                $ 200,000

        2000                                                 -                  -                   -                        -

        1999                                                 -                  -                   -                        -