Form 10-Q
period 2001-12-31
ALLIED DEVICES CORP
filed 2002-02-08
CIK 869495

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001
                               -----------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________  to_____________

Commission file number 0 - 24012


                           ALLIED DEVICES CORPORATION
                           --------------------------
             (Exact name of registrant as specified in its charter)


                    Nevada                                13 - 3087510
---------------------------------------------          ------------------
(State or other jurisdiction of incorporation          (I.R.S. Employer
               or organization)                        Identification No.)


                    325 Duffy Avenue, Hicksville, N.Y. 11801
                    ----------------------------------------
               (Address of principal executive offices - Zip code)

                                (516) 935 - 1300
                                ----------------
              (Registrant's telephone number, including area code)



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes X    No
            ---     ---


As of February 1, 2002, the Registrant had approximately 4,948,392 shares of Common Stock, $.001 par value per share outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                   ALLIED DEVICES CORPORATION AND SUBSIDIARIES

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of December 31, 2001 (unaudited) and
     September 30, 2001                                                     3

Consolidated Statements of Operations (unaudited)
     for the three months ended December 31, 2001 and 2000                  4

Consolidated Statements of Cash Flows (unaudited)
     for the three months ended December 31, 2001 and 2000                  5

Notes to Consolidated Financial Statements                                6 - 14

                                                      ALLIED DEVICES CORPORATION

                                                     CONSOLIDATED BALANCE SHEETS

================================================================================

                                                                          DECEMBER 31,   September 30,
                                                                              2001             2001
------------------------------------------------------------------------------------------------------
                                                                          (UNAUDITED)
ASSETS
CURRENT:
   Cash                                                                   $    299,135    $     54,722
   Accounts receivable, net                                                  2,250,545       2,131,273
   Inventories                                                               8,338,975       8,422,690
   Prepaid and other current assets                                            376,825         549,432
   Income tax refund receivable                                                605,503         605,503
------------------------------------------------------------------------------------------------------
      TOTAL CURRENT                                                         11,870,983      11,763,620
PROPERTY, PLANT AND EQUIPMENT, NET                                          12,658,972      13,182,951
GOODWILL, NET                                                                8,106,453       8,295,464
DEFERRED INCOME TAXES                                                          885,400         885,400
OTHER                                                                          140,374         173,345
------------------------------------------------------------------------------------------------------
      TOTAL ASSETS                                                        $ 33,662,182    $ 34,300,780
======================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT:
   Accounts payable                                                       $  2,025,096    $  1,648,924
   Accrued expenses and other                                                1,174,964       1,211,534
   Current portion of long-term debt and capital lease obligations          16,467,464      16,317,496
------------------------------------------------------------------------------------------------------
      TOTAL CURRENT                                                         19,667,524      19,177,954
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                                 7,676,571       7,584,337
OTHER LIABILITIES                                                              354,343         341,630
------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES                                                     27,698,438      27,103,921
STOCKHOLDERS' EQUITY:
   Capital stock                                                                 5,049           5,049
   Paid-in capital                                                           3,520,970       3,520,970
   Retained earnings                                                         2,566,896       3,800,011
------------------------------------------------------------------------------------------------------
      SUBTOTAL                                                               6,092,915       7,326,030
   Treasury stock, at cost                                                    (129,171)       (129,171)
------------------------------------------------------------------------------------------------------
      TOTAL STOCKHOLDERS' EQUITY                                             5,963,744       7,196,859
------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 33,662,182    $ 34,300,780
======================================================================================================


     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                                      ALLIED DEVICES CORPORATION

                                           CONSOLIDATED STATEMENTS OF OPERATIONS

================================================================================


                                                                              Three Months Ended
                                                                                  December 31,
----------------------------------------------------------------------------------------------------
                                                                              2001          2000
                                                                         ---------------------------
                                                                          (UNAUDITED)    (Unaudited)
                                                                                         (Restated)
Net sales                                                                 $ 4,133,522    $ 9,672,478

   Cost of sales                                                            3,389,610      6,390,443
----------------------------------------------------------------------------------------------------

Gross profit                                                                  743,912      3,282,035

   Selling, general and administrative expenses                             1,537,042      2,081,080
----------------------------------------------------------------------------------------------------

(Loss) income from operations                                                (793,130)     1,200,955
----------------------------------------------------------------------------------------------------


   Interest expense (net)                                                     439,985        354,416
----------------------------------------------------------------------------------------------------

(Loss) income before provision for taxes on income                         (1,233,115)       846,539

   Taxes on income                                                                 --        305,601
----------------------------------------------------------------------------------------------------

Net (loss) income                                                         $(1,233,115)   $   540,938
====================================================================================================

Net (loss) income per share - basic                                       $     (0.25)   $      0.11
====================================================================================================

Basic weighted average number of shares of common stock outstanding         4,948,392      4,897,992
====================================================================================================

Net (loss) income per share - diluted                                     $     (0.25)   $      0.09
====================================================================================================

Diluted weighted average number of shares of common stock outstanding       4,948,392      5,782,109
====================================================================================================


         SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                                      ALLIED DEVICES CORPORATION

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

================================================================================


FOR THE THREE MONTHS ENDED DECEMBER 31,                                      2001           2000
------------------------------------------------------------------------------------------------------
                                                                          (UNAUDITED)    (Unaudited)
                                                                                         (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                                      $(1,233,115)   $   540,938
   Adjustments to reconcile net (loss) income to net cash provided by operating activities:
        Depreciation and amortization                                         748,838        607,480
   Changes in assets and liabilities, net of effects from
      acquisitions:
   Decrease (increase) in:
      Accounts receivable                                                    (119,272)       876,458
      Inventories                                                              83,715       (344,367)
      Prepaid expenses and other current assets                               172,607       (226,100)
      Other assets                                                                 --          9,000
   Increase (decrease) in:
      Accounts payable                                                        376,172        372,801
      Taxes payable                                                                --       (218,536)
      Accrued expenses                                                         57,462       (161,273)
      Other liabilities                                                        12,713         12,714
------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                      99,120      1,469,115
------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                        (2,876)      (162,908)
   Business acquisition                                                            --       (664,063)
------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                          (2,876)      (826,971)
------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (decrease) in bank borrowings                                     200,000       (600,000)
   Proceeds from equipment financing                                               --        224,111
   Proceeds from sale of common stock                                              --          2,600
   Payments of long-term debt and capital lease obligations                   (51,831)      (596,994)
------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                           148,169       (970,283)
------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                                               244,413       (328,139)
CASH, AT BEGINNING OF PERIOD                                                   54,722        410,186
------------------------------------------------------------------------------------------------------
CASH, END OF PERIOD                                                       $   299,135    $    82,047
======================================================================================================


     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                                      ALLIED DEVICES CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (INFORMATION FOR DECEMBER 31, 2001 AND 2000 IS UNAUDITED)

================================================================================

1.   BUSINESS       Allied Devices Corporation and subsidiaries (the "Company")
                    are engaged primarily in the manufacture and distribution of standard and custom precision mechanical assemblies and components throughout the United States.

2.   SUMMARY OF     (a)  BASIS OF PRESENTATION/PRINCIPLES OF CONSOLIDATION
     SIGNIFICANT
     ACCOUNTING          The accompanying consolidated financial statements
     POLICIES            include the accounts of Allied Devices Corporation and
                         its wholly owned subsidiaries, the Empire - Tyler
                         Corporation ("Empire") and APPI, Inc. ("APPI")
                         (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

                         The consolidated financial statements and related notes thereto as of December 31, 2001 and 2000, and for the three month periods then ended, are unaudited and have been prepared on a basis consistent with the Company's annual financial statements. Such unaudited financial statements include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of such data. Results for the three months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the entire year ending September 30, 2002.

                         For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2001.

                                                      ALLIED DEVICES CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (INFORMATION FOR DECEMBER 31, 2001 AND 2000 IS UNAUDITED)

================================================================================

                    (b)  INVENTORIES

                         Inventories are valued at the lower of cost (first-in, first-out (FIFO) method) or market. For the three months ended December 31, 2001 and 2000, inventory was determined by applying a gross profit method, as opposed to the year ended September 30, 2001, when inventory was determined by a physical count.

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

                                                      ALLIED DEVICES CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (INFORMATION FOR DECEMBER 31, 2001 AND 2000 IS UNAUDITED)

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


                                                             Three Months Ended
                                                                December 31,
                                                             2001        2000
                         -------------------------------------------------------
                         Weighted average shares
                         outstanding - basic               4,948,392   4,897,992

                         Dilutive effect of options and
                         warrants                                 --     884,117
                         -------------------------------------------------------

                         Weighted average shares
                         outstanding - diluted             4,948,392   5,782,109
                         =======================================================

                    (f)  INTANGIBLE ASSETS

                         The excess of cost over fair value of net assets acquired is being amortized over periods of 15 and 20 years. Deferred financing costs are amortized over the life of the related debt.

                                                      ALLIED DEVICES CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (INFORMATION FOR DECEMBER 31, 2001 AND 2000 IS UNAUDITED)

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

                    (h)  SHIPPING AND HANDLING COSTS

                         The Company records its shipping and handling fees and costs as required under EITF No. 00-10, "Accounting for Shipping and Handling Fee Costs." Accordingly, shipping and handling fees, which historically were included in Selling, General and Administrative expenses, are recorded in Sales and Cost of Sales. Prior periods have been restated to conform to this presentation.

                    (i)  STATEMENT OF CASH FLOWS

                         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

                                                      ALLIED DEVICES CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (INFORMATION FOR DECEMBER 31, 2001 AND 2000 IS UNAUDITED)

================================================================================

                    (j)  INVESTMENT DERIVATIVES AND HEDGING ACTIVITIES

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

                         During the three months ended December 31, 2001, the Company recorded approximately $38,000 of interest expense related to the fair value of the collar.

                                                      ALLIED DEVICES CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (INFORMATION FOR DECEMBER 31, 2001 AND 2000 IS UNAUDITED)

================================================================================

                    (k)  RECENT ACCOUNTING PRONOUNCEMENTS

                         (i) BUSINESS COMBINATIONS

                         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting No. 141, "Business Combinations" ("FAS No. 141"), which requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill, and requires that unallocated negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. The Company will account for business combinations after June 30, 2001 in accordance with the guidance in FAS No. 141.

                         (ii)  GOODWILL AND OTHER INTANGIBLE ASSETS

                         In June 2001, the Financial Accounting Standards Board also issued Statement of Financial Accounting No. 142, "Goodwill and Other Intangible Assets" ("FAS No. 142"). Under FAS No. 142, goodwill and indefinite lived tangible assets will no longer be amortized. Instead, goodwill and indefinite lived tangible assets will be subject to annual impairment tests performed under the guidance of the statement. Additionally, the amortization period of intangible assets with finite lives will no longer be limited to forty years. The Company's business combinations prior to adoption of FAS No. 142 have been accounted for using the purchase method. As of December 31, 2001, the net carrying value of goodwill was $8,106,453. Amortization expense during the three months ended December 31, 2001, was $189,011. The Company has elected to implement FAS No. 142 on October 1, 2002. Implementation of FAS No. 142 may have a material effect on the Company's financial statements.

                                                      ALLIED DEVICES CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (INFORMATION FOR DECEMBER 31, 2001 AND 2000 IS UNAUDITED)

================================================================================

                         (iii) ACCOUNTING FOR OBLIGATIONS ASSOCIATED WITH THE
                               RETIREMENT OF LONG-LIVED ASSETS

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

                         (iv) ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

                         In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS No. 144"), which supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS121"). Although it retains the basic requirements of FAS 121 regarding when and how to measure an impairment loss, FAS 144 provides additional implementation guidance. FAS 144 will be effective for the Company on October 1, 2002. The Company is currently evaluating the effect of implementing FAS 144.

                                                      ALLIED DEVICES CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (INFORMATION FOR DECEMBER 31, 2001 AND 2000 IS UNAUDITED)

================================================================================

3.   INVENTORIES

                    During the quarter ended December 31, 2001, the Company changed its method of inventory costing from last-in first-out (LIFO) to first-in first-out (FIFO). Prior periods have been restated to reflect this change. Management instituted this change in method in part due to the Company's write-off of certain slower selling inventories and the resultant elimination of the LIFO reserve, and in part because the rate of inflation has been minimal over the past several years. In the current business environment, the FIFO method presents a more accurate valuation of inventory, achieving a better matching of revenues and expenses. The change increased net income in the three month period ended December 31, 2000 by $96,768 ($.02 and $.01 per share basic and diluted, respectively) and increased retained earnings by the equal amount for December 31, 2000. The change did not have a significant effect on the results of operations for the three months ended December 31, 2001.

                    The following table presents the effect of the change on earnings for the three month period ended December 31, 2000:


                    Net income as reported                          $444,170
                    Change in inventory costing method                96,768
                    Net income as restated                          $540,938
                    ------------------------------------------------------------
                    Basic earnings per share                            $.09
                    Change in inventory costing method                   .02
                    Basic earnings per share as restated                $.11
                    ------------------------------------------------------------
                    Diluted earnings per share                          $.08
                    Change in inventory costing method                   .01
                    Basic earnings per share as restated                $.09
                    ------------------------------------------------------------

                                                      ALLIED DEVICES CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (INFORMATION FOR DECEMBER 31, 2001 AND 2000 IS UNAUDITED)

================================================================================

4.   SUPPLEMENTAL
     CASH FLOWS                                  Three months ended December 31,
                                                       2001            2000
                                                 -------------------------------

                    Cash paid during the year:

                    Interest                         $ 233,005       $339,182
                                                 -------------------------------

5.   DEBT           The Company is currently in default on certain financial
     RECLASSI-      covenants contained in its debt agreements and has
      FICATION      classified approximately $13.5 million in debt as current
                    that otherwise would have been classified as long-term. The
                    Company is engaged in negotiating a Forbearance Agreement with its lenders. No such agreement has been finalized to-date. Should the Company be unable to obtain forbearance or alternative financing, the Company will not be able to continue in its present form.

                                                      ALLIED DEVICES CORPORATION

                     RESULTS OF OPERATIONS: THREE MONTHS ENDED DECEMBER 31, 2001
                              COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 2000

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

               The first quarter of fiscal 2002 continued the trend of declining sales volume and deteriorating business conditions that the Company had experienced through much of fiscal 2001. Weak and unpredictable bookings, frequent and indefinite deferral of scheduled shipments, and a spate of cancellations were characteristic of the three months following the catastrophic events of September, 2001, and the Company's financial condition remained weak. Management continues to believe that no significant accounts have been lost during this exceptionally soft period; indeed, aggressive sales efforts brought in a diverse set of new accounts, but effectively none of the Company's customers were making any material purchase commitments during the quarter. In management's opinion, the three months ended December 31, 2001, represented a bottom to the severe decline in

                                                      ALLIED DEVICES CORPORATION

                     RESULTS OF OPERATIONS: THREE MONTHS ENDED DECEMBER 31, 2001
                              COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 2000

================================================================================

               activity in all sectors served by the Company, and there are signs that the next three quarters will bring increased stability and modest growth.

               Net sales for the three months ended December 31, 2001 were $4,134,000, as compared to $9,672,000 in the comparable period of the prior year, a decrease of approximately 57.26%. This change in sales volume was an outgrowth of record levels of sales in the first 3 months of fiscal 2001 followed by four quarters of progressively weaker shipments. This weakness appears to be the result of economic and market conditions, not loss of customers or market share, as the industries to which the Company has the most prominent exposure have undergone contractions of unprecedented severity.

               In response to the general state of business and political uncertainty (if not chaos) that pervaded the U.S. industrial environment in September, 2001, and its impact on the Company's sales, management created a plan designed to permit the Company to weather the downturn by operating at cash break-even until recovery materializes, with the following key features: a material reduction in staffing, elimination of effectively all discretionary spending, negotiation of forbearance agreements with the Company's various lenders, and continued aggressive pursuit of new business in industries that represent diversification from the semiconductor equipment sector. On the assumption that the Company will recover sales to levels experienced in late fiscal 2000 and early 2001, management has not planned to sell off equipment or downsize facilities; indeed, its objectives and general strategy for achieving them remain essentially unchanged.

               Reported gross profit for the first three months of fiscal 2002 was 18.00% of net sales, as compared to 33.93% for the comparable period of fiscal 2001. The following factors account for this change:

                                                      ALLIED DEVICES CORPORATION

                     RESULTS OF OPERATIONS: THREE MONTHS ENDED DECEMBER 31, 2001
                              COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 2000

================================================================================

               o Labor costs increased as a percentage of sales, as shipment and production volume declined more rapidly than related payroll expenses. Payrolls for supervisory, quality and support staff are relatively fixed costs, limiting the timing and degree to which cuts can be made without impairing the Company's ability to produce. In addition, during this quarter, an abnormally high portion of the Company's manufacturing time was dedicated to manufacturing short runs, prototypes, and qualification lots, all of which are typically low in productivity. At the same time, the Company undertook to manufacture product normally purchased, substituting in-house labor for outside costs. The net effect was a higher labor cost of product manufactured that decreased gross margins by 5.88%.

               o Factory overhead expenses increased as a percentage of sales by 9.12%. While aggressive action on management's part cut controllable overhead costs substantially, certain non-labor factory costs are fixed in nature, principally rent, depreciation, worker's compensation insurance, and casualty and liability insurance. Controllable expenses were reduced as a percentage of sales, improving gross margins by 2.17%; offsetting this, the steep decline in shipments against fixed costs reduced gross margins by 11.29%.

               o Net materials expense as a percentage of sales increased nominally, decreasing gross margins by 0.93%. The savings from manufacturing (rather than purchasing) certain products were slightly more than offset by lower margins on prototypes, qualification lots and short runs.

               The Company did not increase prices during the first three months of fiscal 2002.

               Selling, general and administrative expenses as a percentage of net sales were 37.18% in the first three months of fiscal 2002, as

                                                      ALLIED DEVICES CORPORATION

                     RESULTS OF OPERATIONS: THREE MONTHS ENDED DECEMBER 31, 2001
                              COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 2000

================================================================================

               compared to 21.52% in the comparable period of fiscal 2001. Implementation of management's plan to cut costs resulted in a period-to-period decrease in such costs of approximately 26%, but because of the severity of the sales downturn it represented an increase of approximately 15% when expressed as a percentage of net sales. The following factors account for this change from the prior year:

               o Selling and shipping expenses and commissions dropped in step with shipping levels, decreasing as a percentage of net sales by approximately 0.13%;

               o Administrative payroll, benefits, and related expenses decreased by 19.89% from the prior year, but expressed as a percentage of net sales increased by 8.98%, as management refrained from laying off certain human resources it considered critical to the Company's strategies;

               o Other administrative expenses (collectively) remained relatively fixed, decreasing by 3.93% from the prior year; however, expressed as a percentage of decreased levels of net sales, such expenses increased by approximately 6.81%. Of this increase, 4.84% was in non-cash expenses (depreciation and amortization).

               Interest expense of $440,000 in the first three months of fiscal 2002 was $86,000 higher than in the comparable period of fiscal 2001. Higher levels of indebtedness (from financing new production equipment in fiscal 2001, financing the restructuring and lay-offs of fiscal 2001, and issuing sellers' notes in connection with acquisitions) increased interest accruals, while lower market rates partially offset such increases.

               Provision for income taxes is estimated at 36.1% of pre-tax income for the fiscal 2001 period as a combination of federal and state taxes. The Company did not record a tax benefit for the loss incurred in the three month period ended December 31, 2001.

                                                      ALLIED DEVICES CORPORATION

                     RESULTS OF OPERATIONS: THREE MONTHS ENDED DECEMBER 31, 2001
                              COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 2000

================================================================================

               Accounting principles require that tax effects of losses in the early portion of a fiscal year should be recognized only when realization is more certain than not.

               LIQUIDITY AND FINANCIAL RESOURCES

               During the first three months of fiscal 2002, the Company's financial condition was negatively affected by continued severe recessionary business conditions in the U.S. manufacturing sector. Operating activities provided cash totaling $99,000, and financing activities provided $148,000 (net). Capital expenditures used $3,000, resulting in an increase in cash on hand of $244,000. The working capital deficit increased by $382,000 to $(7,797,000) during the three month period, principally as a result of the following changes in current assets and current liabilities:

               o Accounts receivable increased by $119,000, commensurate with the increase in sales volume during December, 2001, as compared to September, 2001. The average collection period increased from 45 days at the end of fiscal 2001 to approximately 48 days at the end of the first quarter of fiscal 2002.

               o Inventories decreased by $84,000 during the three-month period. Turns on inventory averaged 1.6 times during the three months, as compared to 2.0 times at the end of fiscal 2001. This decrease in turns on inventory is attributable to lower shipping volumes and customer-initiated push-outs of deliveries on product already manufactured.

               o    Prepaid and other current assets decreased by $173,000.

               o Current liabilities, exclusive of current portions of long-term debt and capital lease obligations, increased $340,000, principally because the Company extended payment terms on its payables.

                                                      ALLIED DEVICES CORPORATION

                     RESULTS OF OPERATIONS: THREE MONTHS ENDED DECEMBER 31, 2001
                              COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 2000

================================================================================

               o Current portions of long-term debt and capital lease obligations increased by $150,000 as a result of a net increase in borrowings. The Company is currently in default on certain financial covenants contained in its debt agreements and has classified approximately $13.5 million in debt as current that otherwise would have been classified as long-term.

               o    Cash balances increased by $244,000.

               Management believes that, barring further deterioration in economic conditions and sales activity, the Company's working capital as now constituted should be adequate for the needs of the on-going business, premised on the willingness of its lending institutions to enter into forbearance agreements providing relief on principal repayment schedules until business conditions improve. The Company and its principal lending institutions have engaged in negotiations to amend certain terms of its credit facility and its equipment lease agreements, with the objectives of reducing its revolving credit facility from $7.5 million to $7.0 million, entering into a forbearance agreement suspending principal payments for a period of time, and modifying certain financial covenants, all in recognition of industry-wide business conditions. Should management not obtain forbearance or additional financing, the Company will not be able to continue in its present form. At December 31, 2001, the Company was using $7.0 million of its revolving credit facility.

               Management believes that, in light of the Company's current financial condition, the Company's working capital would be inadequate to provide for cash needs related to carrying out its acquisition program. As a result, management has formally suspended pursuit of any acquisition activities until the Company's financial condition improves materially.

                                                      ALLIED DEVICES CORPORATION

                         OTHER INFORMATION: THREE MONTHS ENDED DECEMBER 31, 2001

================================================================================


     ITEM 3 -  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS:

               The Company's exposure to market risk for changes in interest rate relates primarily to the Company's variable rate debt. The Company manages this risk through the utilization of an interest rate collar in an amount not exceeding the principal amount of its outstanding debt. At December 31, 2001, the notional amount of the Company's interest rate collar was $6,000,000 with an interest rate cap of 6.25% and an interest rate floor of 5%. The interest rate collar expires December 31, 2003. The interest rate collar is accounted for as a fair value hedge and the Company recorded an interest expense as calculated using the mark-to-market method.

                         PART II - OTHER INFORMATION

     ITEM 4 -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

                 None

     ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K:

               (a)  Exhibits

                    Exhibit 18 - Letter re change in accounting principles.

               (b)  Reports on Form 8-K - None

                                                      ALLIED DEVICES CORPORATION

                         OTHER INFORMATION: THREE MONTHS ENDED DECEMBER 31, 2001

================================================================================

                                   SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                Date: February 8 , 2002             ALLIED DEVICES CORPORATION
                ------------------------            --------------------------
                                                           (Registrant)



                                                    By: /s/ MARK HOPKINSON
                                                        ------------------------
                                                        Mark Hopkinson
                                                        Chairman of the Board