Form 10-Q
period 2002-03-31
ALLIED DEVICES CORP
filed 2002-05-09
CIK 869495

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

/X/            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2002

                                       OR

/ /            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________  to_____________

Commission file number 0 - 24012

                           ALLIED DEVICES CORPORATION
                                   ----------
             (Exact name of registrant as specified in its charter)

               Nevada                                      13 - 3087510
---------------------------------------------          -------------------
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

     Yes /X/  No / /

As of May 3, 2002, the Registrant had approximately 4,948,392 shares of Common Stock, $.001 par value per share outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1 -   FINANCIAL STATEMENTS

                   ALLIED DEVICES CORPORATION AND SUBSIDIARIES

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of March 31, 2002 (unaudited) and
   September 30, 2001                                                       3

Consolidated Statements of Operations (unaudited) for the six and
   three months ended March 31, 2002 and 2001                               4

Consolidated Statements of Cash Flows (unaudited) for the six months
   ended March 31, 2002 and 2001                                            5

Notes to Consolidated Financial Statements                             6 - 14

                                                      ALLIED DEVICES CORPORATION

                                                     CONSOLIDATED BALANCE SHEETS

                                                                                  MARCH 31,             September 30,
                                                                                    2002                    2001
 --------------------------------------------------------------------------------------------------------------------
                                                                                 (UNAUDITED)
 ASSETS
 CURRENT:
   Cash                                                                         $     246,217           $     54,722
   Accounts receivable, net                                                         2,571,607              2,131,273
   Inventories                                                                      8,142,955              8,422,690
   Prepaid and other current assets                                                   392,785                549,432
   Income tax refund receivable                                                       605,503                605,503
 --------------------------------------------------------------------------------------------------------------------
     TOTAL CURRENT                                                                 11,959,067             11,763,620
 PROPERTY, PLANT AND EQUIPMENT, NET                                                12,168,673             13,182,951
 GOODWILL, NET                                                                      7,917,443              8,295,464
 DEFERRED INCOME TAXES                                                                885,400                885,400
 OTHER                                                                                114,812                173,345
 --------------------------------------------------------------------------------------------------------------------
     TOTAL ASSETS                                                               $  33,045,395           $ 34,300,780
 ====================================================================================================================
 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT:
   Accounts payable                                                             $   2,572,636           $  1,648,924
   Accrued expenses and other                                                       1,101,644              1,211,534
   Current portion of long-term debt and capital lease obligations                 16,477,914             16,317,496
 --------------------------------------------------------------------------------------------------------------------
     TOTAL CURRENT                                                                 20,152,194             19,177,954
 LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                                       7,784,834              7,584,337
 OTHER LIABILITIES                                                                    308,904                341,630
 --------------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES                                                             28,245,932             27,103,921
 STOCKHOLDERS' EQUITY:
   Capital stock                                                                        5,049                  5,049
   Paid-in capital                                                                  3,520,970              3,520,970
   Retained earnings                                                                1,402,615              3,800,011
 --------------------------------------------------------------------------------------------------------------------
     SUBTOTAL                                                                       4,928,634              7,326,030
   Treasury stock, at cost                                                           (129,171)              (129,171)
 --------------------------------------------------------------------------------------------------------------------
     TOTAL STOCKHOLDERS' EQUITY                                                     4,799,463              7,196,859
 --------------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $  33,045,395           $ 34,300,780
 ====================================================================================================================

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                                      ALLIED DEVICES CORPORATION

                                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Six Months Ended            Three Months Ended
                                                          March 31,                    March 31,
 -------------------------------------------------------------------------------------------------------
                                                     2002           2001          2002           2001
                                                 -------------------------------------------------------
                                                 (UNAUDITED)    (Unaudited)   (UNAUDITED)    (Unaudited)
                                                                 (Restated)                   (Restated)
 Net sales                                       $ 8,653,928    $19,248,520   $ 4,520,406    $ 9,576,042

   Cost of sales                                   7,134,899     12,960,939     3,745,289      6,570,496
 -------------------------------------------------------------------------------------------------------
 Gross profit                                      1,519,029      6,287,581       775,117      3,005,546

   Selling, general and administrative expenses    3,097,835      4,210,806     1,560,793      2,129,726
 -------------------------------------------------------------------------------------------------------
 (Loss) income from operations                    (1,578,806)     2,076,775      (785,676)       875,820
 -------------------------------------------------------------------------------------------------------

   Interest expense (net)                            818,590        753,105       378,605        398,689
 -------------------------------------------------------------------------------------------------------

 (Loss) income before provision for taxes on
   income                                         (2,397,396)     1,323,670    (1,164,281)       477,131

   Taxes on income                                         -        477,845             -        172,244
 -------------------------------------------------------------------------------------------------------

 Net (loss) income                               $(2,397,396)   $   845,825   $(1,164,281)   $   304,887
 =======================================================================================================

 Net (loss) income per share - basic             $     (0.48)   $      0.17   $     (0.24)   $      0.06
 =======================================================================================================

 Basic weighted average number of shares of
   common stock outstanding                        4,948,392      4,922,915     4,948,392      4,948,392
 =======================================================================================================

 Net (loss) income per share - diluted           $     (0.48)   $      0.15   $     (0.24)   $      0.05
 =======================================================================================================

 Diluted weighted average number of
   shares of common stock outstanding              4,948,392      5,733,857     4,948,392      5,682,692
 =======================================================================================================

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                                      ALLIED DEVICES CORPORATION

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

 FOR THE SIX MONTHS ENDED MARCH 31,                                                  2002                    2001
 --------------------------------------------------------------------------------------------------------------------
                                                                                 (UNAUDITED)             (Unaudited)
                                                                                                          (Restated)
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                                            $  (2,397,396)          $    845,825
   Adjustments to reconcile net (loss) income to net cash provided by operating activities:
       Depreciation and amortization                                                1,495,478              1,214,885
   Changes in assets and liabilities, net of effects from acquisitions:
   Decrease (increase) in:
     Accounts receivable                                                             (440,334)               783,454
     Inventories                                                                      279,735               (566,563)
     Prepaid expenses and other current assets                                        156,647               (243,245)
     Other assets                                                                           -                (16,000)
   Increase (decrease) in:
     Accounts payable                                                                 923,712             (1,191,381)
     Taxes payable                                                                          -               (396,292)
     Accrued expenses                                                                  76,247               (125,449)
     Other liabilities                                                                (32,726)                25,427
 --------------------------------------------------------------------------------------------------------------------
 NET CASH PROVIDED BY OPERATING ACTIVITIES                                             61,363                330,661
 --------------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                               (13,791)              (382,407)
   Business acquisition                                                                     -               (682,975)
 --------------------------------------------------------------------------------------------------------------------
 NET CASH USED IN INVESTING ACTIVITIES                                                (13,791)            (1,065,382)
 --------------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (decrease) in bank borrowings                                             200,000              1,600,000
   Proceeds from equipment financing                                                        -                224,111
   Proceeds from sale of common stock                                                       -                  2,600
   Payments of long-term debt and capital lease obligations                           (56,077)            (1,330,134)
 --------------------------------------------------------------------------------------------------------------------
 NET CASH PROVIDED BY FINANCING ACTIVITIES                                            143,923                496,577
 --------------------------------------------------------------------------------------------------------------------
 NET INCREASE (DECREASE) IN CASH                                                      191,495               (238,144)
 CASH, AT BEGINNING OF PERIOD                                                          54,722                410,186
 --------------------------------------------------------------------------------------------------------------------
 CASH, END OF PERIOD                                                            $     246,217           $    172,042
 ====================================================================================================================

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                                      ALLIED DEVICES CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (INFORMATION FOR MARCH 31, 2002 AND 2001 IS UNAUDITED)

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

                              The consolidated financial statements and related notes thereto as of March 31, 2002, and for the six and three month periods then ended, are unaudited and have been prepared on a basis consistent with the Company's annual financial statements. Such unaudited financial statements include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of such data. Results for the six and three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the entire year ending September 30, 2002.

                              For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2001.

                                                      ALLIED DEVICES CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (INFORMATION FOR MARCH 31, 2002 AND 2001 IS UNAUDITED)

                         (b)  INVENTORIES

                              Inventories are valued at the lower of cost
                              (first-in, first-out (FIFO) method) or market. For the six and three months ended March 31, 2002 and 2001, inventory was determined by applying a gross profit method, as opposed to the year ended September 30, 2001, when inventory was determined by a physical count.

                         (c)  DEPRECIATION AND AMORTIZATION

                              Property, plant and equipment are stated at cost. Depreciation and amortization of property, plant and equipment is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

                              Buildings and improvements                    30 years
                              Machinery and equipment                     3-10 years
                              Furniture, fixtures and office equipment     5-7 years
                              Tools, molds and dies                          8 years
                              Leasehold improvements                      Lease term

                         (d)  INCOME TAXES

                              The Company and its subsidiaries file a
                              consolidated federal income tax return and separate state income tax returns. The Company follows the liability method of accounting for income taxes.

                                                      ALLIED DEVICES CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (INFORMATION FOR MARCH 31, 2002 AND 2001 IS UNAUDITED)

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

                                                    Six Months Ended              Three Months Ended
                                                        March 31,                      March 31,
                                                --------------------------------------------------------
                                                   2002           2001           2002            2001
                                                --------------------------------------------------------
                         Weighted
                         average shares
                         outstanding -
                         basic                  4,948,392       4,922,915      4,948,392       4,948,392

                         Dilutive
                         effect of
                         options and
                         warrants                       -         810,942              -         734,300
                                                --------------------------------------------------------

                         Weighted
                         average shares
                         outstanding -
                         diluted                4,948,392       5,733,857      4,948,392       5,682,692
                                                ========================================================

                                                      ALLIED DEVICES CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (INFORMATION FOR MARCH 31, 2002 AND 2001 IS UNAUDITED)

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

                                                      ALLIED DEVICES CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (INFORMATION FOR MARCH 31, 2002 AND 2001 IS UNAUDITED)

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

                              During the six and three months ended March 31, 2002, the Company recorded approximately $24,000 and $13,000, respectively, of interest expense and income, respectively, related to the fair value of the collar.

                                                      ALLIED DEVICES CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (INFORMATION FOR MARCH 31, 2002 AND 2001 IS UNAUDITED)

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

                              (ii) GOODWILL AND OTHER INTANGIBLE ASSETS

                              In June 2001, the Financial Accounting Standards Board also issued Statement of Financial Accounting No. 142, "Goodwill and Other Intangible Assets" ("FAS No. 142"). Under FAS No. 142, goodwill and indefinite lived intangible assets will no longer be amortized. Instead, goodwill and indefinite lived intangible assets will be subject to annual impairment tests performed under the guidance of the statement. Additionally, the amortization period of intangible assets with finite lives will no longer be limited to forty years. The Company's business combinations prior to adoption of FAS No. 142 have been accounted for using the purchase method. As of March 31, 2002, the net carrying value of goodwill was $7,917,443. Amortization expense during the six and three months ended March 31, 2002, was $378,021 and $189,010, respectively. FAS No. 142 is effective for fiscal years beginning after December 15, 2001 and thus will be implemented by the Company on October 1, 2002. Implementation of FAS No. 142 may have a material effect on the Company's financial statements.

                                                      ALLIED DEVICES CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (INFORMATION FOR MARCH 31, 2002 AND 2001 IS UNAUDITED)

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

                                                      ALLIED DEVICES CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (INFORMATION FOR MARCH 31, 2002 AND 2001 IS UNAUDITED)

  3.   INVENTORIES       During the quarter ended December 31, 2001, the Company
                         changed its method of inventory costing from last-in first-out (LIFO) to first-in first-out (FIFO). Prior periods have been restated to reflect this change.
                         Management instituted this change in method in part due to the Company's write-off of certain slower selling inventories and the resultant elimination of the LIFO reserve, and in part because the rate of inflation has been minimal over the past several years. In the current business environment, the FIFO method presents a more accurate valuation of inventory, achieving a better matching of revenues and expenses. The change increased net income in the six and three month periods ended March 31, 2001 by $96,768 and $0, respectively
                         ($.02 and $.00, respectively, per share basic and diluted), and increased retained earnings by $96,768 at March 31, 2001. The change did not have a significant effect on the results of operations for the six and three months ended March 31, 2002.

                         The following table presents the effect of the change on earnings for the six and three month periods ended March 31, 2001

                                                                   Six Months            Three Months
                         Net income as reported                    $  749,057            $    304,887
                         Change in inventory costing method            96,768                       -
                         Net income as restated                    $  845,825            $    304,887
                         -----------------------------------------------------------------------------
                         Basic earnings per share                  $      .15            $        .06
                         Change in inventory costing method               .02                       -
                         Basic earnings per share as restated      $      .17            $        .06
                         -----------------------------------------------------------------------------
                         Diluted earnings per share                $      .13            $        .05
                         Change in inventory costing method               .02                       -
                         Basic earnings per share as restated      $      .15            $        .05
                         -----------------------------------------------------------------------------

                                                      ALLIED DEVICES CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (INFORMATION FOR MARCH 31, 2002 AND 2001 IS UNAUDITED)

  4.   SUPPLEMENTAL
       CASH FLOWS

                                                                    Six months ended March 31,
                                                                      2002             2001
                                                                   ---------------------------
                         Cash paid (received) during the year:

                         Interest                                  $  438,687      $   658,525

                         Taxes                                     $ (405,246)     $   691,480
                                                                   ---------------------------
                         Non-cash investing and financing:

                         Equipment  acquired  under capital
                         lease or loan                             $   31,000      $ 3,182,000

                         Notes   and   stock    issued   in
                         connection with acquisition                        -      $   700,000
                                                                   ---------------------------

  5.   DEBT              The Company is currently in default of its debt
       RECLASSIFICATION  agreements and has classified approximately $13.5 million in debt as current that otherwise would have been classified as long-term. The Company is engaged in negotiating a Forbearance Agreement with its lenders.
                         No such agreement has been finalized to-date. Should the Company be unable to obtain forbearance or alternative financing, the Company will not be able to continue in its present form.

                                                      ALLIED DEVICES CORPORATION

                RESULTS OF OPERATIONS: SIX AND THREE MONTHS ENDED MARCH 31, 2002
                         COMPARED WITH SIX AND THREE MONTHS ENDED MARCH 31, 2001

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

                         All statements contained herein that are not historical facts, including, but not limited to, statements regarding the Company's current business strategy, the Company's projected sources and uses of cash, and the Company's plans for future development and operations, are based upon current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital to finance the Company's business plans on terms satisfactory to the Company and the Company's ability to obtain a forbearance from its lenders; competitive factors; changes in labor, equipment and capital costs; changes in regulations affecting the Company's business; future acquisitions or strategic partnerships; general business and economic conditions; and factors described from time to time in the reports filed by the Company with the Securities and Exchange Commission. The Company cautions readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Litigation Reform Act of 1995 and, as a result, are pertinent only as of the date made.

                         The second quarter of fiscal 2002 appeared to reverse the trend of declining or flat sales volume and lackluster or deteriorating business conditions that the Company had experienced through much of fiscal 2001 and the first quarter of fiscal 2002. General market weakness had caused erratic bookings patterns, unpredictable schedule changes and deferrals of shipments, and a spate of cancellations during the first three months following the catastrophic events of September, 2001. While such extreme conditions abated in the second quarter ended March 31, 2002, the Company's financial condition remained weak. Sales and backlog patterns in the first month of the third quarter appear to support the view that a gradual recovery is underway. Current experience supports management's belief that no significant accounts were

                                                      ALLIED DEVICES CORPORATION

                RESULTS OF OPERATIONS: SIX AND THREE MONTHS ENDED MARCH 31, 2002
                         COMPARED WITH SIX AND THREE MONTHS ENDED MARCH 31, 2001

                         lost during this severe downturn. During this slowdown, management launched an intense sales effort focused on diversification and new business. It has produced the opportunity to manufacture prototype and qualification articles for a diverse set of new accounts, but none of these customers were prepared to make production commitments until later in the fiscal year. In management's opinion, the period ended December 31, 2001, represented a bottom to the downturn phase of this business cycle, and sales and bookings in the three months ended March 31, 2002, indicate that the remainder of the year will bring increased stability and modest recovery.

                         Net sales for the six and three months ended March 31, 2002 were $8,654,000 and $4,520,000, respectively, as compared to $19,249,000 and $9,576,000 in the
                         comparable periods of the prior year, a decrease of approximately 55.04% and 52.80%, respectively. This material change in sales volume results from comparing the record levels of sales in the first six months of fiscal 2001 with a period of unprecedented weakness in the first six months of fiscal 2002. This weakness, in management's opinion, is the product of economic and market conditions, not loss of customers or market share, as the industries to which the Company has the most prominent exposure have undergone contractions of unprecedented severity.

                         Management has continued to follow its strategy for weathering this downturn by targeting to operate at cash break-even until recovery materializes. "Cash break-even" for these purposes includes a plan whereby no principal payments are made for approximately one year, so this approach relies on continued forbearance on the part of the Company's various lenders. Management believes that its lenders will continue to support the Company's plan and strategy. On the premise that the Company will ultimately resume pursuit of its growth plans and return to sales levels experienced in late fiscal 2000 and early 2001, management has not planned to sell off equipment or downsize

                                                      ALLIED DEVICES CORPORATION

                RESULTS OF OPERATIONS: SIX AND THREE MONTHS ENDED MARCH 31, 2002
                         COMPARED WITH SIX AND THREE MONTHS ENDED MARCH 31, 2001

                         facilities; indeed, its objectives and general strategy for achieving them remain essentially unchanged.

                         Gross profit for the six and three months ended March 31, 2002, was 17.55% and 17.15%, respectively, as compared to 32.67% and 31.39% in the comparable periods of the prior year. The following factors account for this change during the six and three month periods ended March 31, 2002 as compared to the comparable periods in the prior year:

                              - Factory labor costs declined as an absolute number but increased as a percentage of sales. Indirect payrolls (for supervisory, quality and support staff) are relatively fixed costs, limiting the timing and degree to which cuts can be made without impairing the Company's ability to produce. With respect to direct labor costs, two factors impacted margins during the first six months of this fiscal year: (1) the mix of production work changed, with an abnormally high portion of the Company's manufacturing time dedicated to short runs, prototypes, and qualification lots, all of which are typically low in productivity; and (2) the Company undertook to manufacture product normally purchased, substituting in-house direct labor for outside costs. The net effect of these factors was a higher labor expense for product shipped, decreasing gross margins by 5.33% and 4.59%, respectively.

                              - Factory overhead expenses increased as a percentage of sales by 8.97% and 8.85%, respectively. While aggressive action on management's part cut controllable overhead costs substantially, certain non-labor factory costs are fixed in nature, principally rent, depreciation, worker's compensation insurance, and casualty and liability insurance. Controllable expenses were reduced as a percentage of sales, improving gross margins by 1.15% and 0.51%; respectively, offsetting these, the steep decline in

                                                      ALLIED DEVICES CORPORATION

                RESULTS OF OPERATIONS: SIX AND THREE MONTHS ENDED MARCH 31, 2002
                         COMPARED WITH SIX AND THREE MONTHS ENDED MARCH 31, 2001

                                   shipments against fixed costs reduced gross margins by 10.12% and 9.36%, respectively.

                              - Net materials expense as a percentage of sales increased nominally, decreasing gross margins by 0.82% and 0.80%, respectively. The savings from manufacturing (rather than purchasing) certain products were slightly more than offset by lower margins on prototypes, qualification lots and short runs.

                         The Company did not increase prices during the first six months of fiscal 2002.

                         Selling, general and administrative expenses as a percentage of net sales were 35.80% and 34.53%, respectively, in the six and three month periods of fiscal 2002, as compared to 21.88% and 22.24% in the comparable periods of fiscal 2001. Implementation of management's plan to cut costs resulted in a period-to-period decrease in such costs of approximately 26.43% and 26.71%, but because of the severity of the sales downturn such costs represented an increase of approximately 13.92% and 12.29% when expressed as a percentage of net sales in each of the six and three month comparable periods. The following factors account for this change from the prior year:

                              - Selling and shipping expenses and commissions dropped in step with shipping levels, decreasing as a percentage of net sales by approximately 0.25% and 0.24%, respectively.

                              - Administrative payroll, benefits, and related expenses decreased by 25.47% and 28.11%, respectively, from the prior year, but expressed as a percentage of net sales increased by 7.66% and 6.34%, respectively, as management refrained from laying off certain human resources it considered critical to the Company's strategies;

                                                      ALLIED DEVICES CORPORATION

                RESULTS OF OPERATIONS: SIX AND THREE MONTHS ENDED MARCH 31, 2002
                         COMPARED WITH SIX AND THREE MONTHS ENDED MARCH 31, 2001

                              - Other administrative expenses (collectively) remained relatively fixed, decreasing by 0.94% in the six month comparable periods while increasing 0.85% in the three month comparable periods. Expressed as a percentage of decreased levels of net sales, such expenses increased by approximately 6.51% and 6.19%, respectively. Of these increases, 4.39% and 4.03%, respectively, were in non-cash expenses (depreciation and amortization).

                         Interest expense of $819,000 and $379,000 in the six and three month periods of fiscal 2002 was $65,000 higher in the six month comparable period of fiscal 2001 while $20,000 lower in the three month comparable period. Higher levels of indebtedness (from financing new production equipment in fiscal 2001, financing the restructuring and lay-offs of fiscal 2001, and issuing sellers' notes in connection with acquisitions) increased interest accruals, while lower market rates and a reduction in the fair value of an interest rate collar partially/completely offset such increases in the six and three month comparable periods, respectively.

                         Provision for income taxes is estimated at 36.1% of pre-tax income for the fiscal 2001 periods as a combination of federal and state taxes. The Company did not record a tax benefit for the loss incurred in the six and three month periods ended March 31, 2002. Accounting principles require that tax effects of losses in the early portion of a fiscal year should be recognized only when realization is more certain than not.

                         LIQUIDITY AND FINANCIAL RESOURCES

                         During the first six months of fiscal 2002, the Company's financial condition was negatively affected by continued severe recessionary business conditions in the U.S. manufacturing sector. Operating activities provided cash totaling $61,000, and financing activities provided $144,000 (net). Capital expenditures used $14,000, resulting in an increase in cash on hand of $191,000. The

                                                      ALLIED DEVICES CORPORATION

                RESULTS OF OPERATIONS: SIX AND THREE MONTHS ENDED MARCH 31, 2002
                         COMPARED WITH SIX AND THREE MONTHS ENDED MARCH 31, 2001

                         Company's balance sheet shows a working capital deficit as a result of being in default on its institutional borrowings, with approximately $13.5 million of debt having been moved to short-term status. That working capital deficit increased by $779,000 during the six month period, to $(8,193,000), principally as a result of the following changes in current assets and current liabilities:

                              - Accounts receivable increased by $440,000 at March 31, 2002, commensurate with the increase in sales volume, as compared to September 30, 2001. The average collection period increased from 45 days at the end of fiscal 2001 to approximately 51 days at the end of the second quarter of fiscal 2002.

                              - Inventories decreased by $280,000 during the six-month period. Turns on inventory averaged
                                   1.7 times during the six months, as compared to 2.0 times at the end of fiscal 2001. This decrease in turns on inventory is attributable to lower shipping volumes and customer-initiated push-outs of deliveries on product already manufactured.

                              - Prepaid and other current assets decreased by $157,000.

                              - Liabilities, exclusive of long-term debt and capital lease obligations, increased $967,000, as payables increased and accruals were recorded for certain interest payments not currently due.

                              - Long-term debt and capital lease obligations increased by $175,000 as a result of a net increase in borrowings. The Company is currently in default on its debt agreements and has classified approximately $13.5 million in debt as current that otherwise would have been classified as long-term.

                              -    Cash balances increased by $191,000.

                                                      ALLIED DEVICES CORPORATION

                RESULTS OF OPERATIONS: SIX AND THREE MONTHS ENDED MARCH 31, 2002
                         COMPARED WITH SIX AND THREE MONTHS ENDED MARCH 31, 2001

                         Management believes that, barring further deterioration in economic conditions and sales activity, the Company's working capital as now constituted should suffice for the needs of the on-going business, premised on the willingness of its lending institutions to enter into forbearance agreements providing relief on principal repayment schedules until business conditions improve. However, in the interest of reducing the financial strain on the Company and improving its ability to respond to improving business conditions, management is attempting to raise additional capital. In pursuit of this goal, the Company and its principal lending institutions have engaged in negotiations to amend certain terms of its credit facility and its equipment lease agreements, with the objectives of reducing its revolving credit facility from $7.5 million to $7.0 million, entering into a forbearance agreement suspending principal payments for a period of time, and modifying certain financial covenants, all in recognition of industry-wide business conditions. Should management not obtain forbearance or additional financing, the Company will not be able to continue in its present form. At March 31, 2002, the Company was using $7.0 million of its revolving credit facility.

                                                      ALLIED DEVICES CORPORATION

                    OTHER INFORMATION: SIX AND THREE MONTHS ENDED MARCH 31, 2002

    ITEM 3 -             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                         RISKS:

                         The Company's exposure to market risk for changes in interest rate relates primarily to the Company's variable rate debt. The Company manages this risk through the utilization of an interest rate collar in an amount not exceeding the principal amount of its outstanding debt. At March 31, 2002, the notional amount of the Company's interest rate collar was $6,000,000 with an interest rate cap of 6.25% and an interest rate floor of 5%. The interest rate collar expires December 31, 2003. The interest rate collar is accounted for as a fair value hedge and the Company recorded an interest expense as calculated using the mark-to-market method.

                           PART II - OTHER INFORMATION

    ITEM 4 -             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

                              None.

    ITEM 6 -             EXHIBITS AND REPORTS ON FORM 8-K:

                              (a)   Exhibits - None.

                              (b)   Reports on Form 8-K - None.

                                                      ALLIED DEVICES CORPORATION

                    OTHER INFORMATION: SIX AND THREE MONTHS ENDED MARCH 31, 2002

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          DATE: MAY 9, 2002                          ALLIED DEVICES CORPORATION
                                                     --------------------------
                                                            (Registrant)

                                                     By: /s/ MARK HOPKINSON
                                                         --------------------
                                                         Mark Hopkinson
                                                         Chairman of the Board