Form 10-Q
period 2002-06-30
ALLIED DEVICES CORP
filed 2002-08-13
CIK 869495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission file number 0 - 24012

ALLIED DEVICES CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	13 – 3087510
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

325 Duffy Avenue, Hicksville, N.Y. 11801
(Address of principal executive offices - Zip code)

(516) 935 – 1300
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

As of August 8, 2002, the Registrant had approximately 4,948,392 shares of Common Stock, $.001 par value per share outstanding.

ALLIED DEVICES CORPORATION AND SUBSIDIARIES

Allied Devices Corporation

Consolidated Balance Sheets

	June 30, 2002	September 30, 2001
	(Unaudited)
Assets
Current:
Cash	$506,741	$54,722
Accounts receivable, net	2,957,011	2,131,273
Inventories	8,032,726	8,422,690
Prepaid and other current assets	318,018	549,432
Income tax refund receivable	1,262,988	605,503
Total current	13,077,484	11,763,620
Property, plant and equipment, net	11,656,127	13,182,951
Goodwill, net	7,728,432	8,295,464
Deferred income taxes	—	885,400
Other	89,250	173,345
Total assets	$32,551,293	$34,300,780
Liabilities and Stockholders’ Equity
Current:
Accounts payable	$2,531,319	$1,648,924
Accrued expenses and other	1,263,539	1,211,534
Current portion of long-term debt and capital lease obligations	16,478,084	16,317,496
Total current	20,272,942	19,177,954
Long-term debt and capital lease obligations	7,873,447	7,584,337
Other liabilities	387,305	341,630
Deferred income taxes	377,588	—
Total liabilities	28,911,282	27,103,921
Stockholders’ Equity:
Capital stock	5,049	5,049
Paid-in capital	3,520,970	3,520,970
Retained earnings	243,163	3,800,011
Subtotal	3,769,182	7,326,030
Treasury stock, at cost	(129,171)	(129,171)
Total stockholders’ equity	3,640,011	7,196,859
Total liabilities and stockholders’ equity	$32,551,293	$34,300,780

See accompanying notes to condensed consolidated financial statements.

Allied Devices Corporation

Consolidated Statements of Operations

	Nine Months Ended June 30,		Three Months Ended June 30,
	2002	2001	2002	2001
	(Unaudited)	(Unaudited) (Restated)	(Unaudited)	(Unaudited) (Restated)

Net sales	$13,579,455	$25,180,367	$4,925,527	$5,931,847

Cost of sales	11,161,503	17,614,032	4,026,604	4,653,093
Gross profit	2,417,952	7,566,335	898,923	1,278,754

Selling, general and administrative expenses	4,652,377	5,943,136	1,554,542	1,732,330

(Loss) income from operations	(2,234,425)	1,623,199	(655,619)	(453,576)

Other (income)	—	(7,536)	—	(7,536)

Interest expense (net)	1,322,423	1,119,131	503,833	366,026

(Loss) income before provision for taxes on income	(3,556,848)	511,604	(1,159,452)	(812,066)

Taxes on income	—	184,689	—	(293,156)

Net (loss) income	$(3,556,848)	$326,915	$(1,159,452)	$(518,910)

Net (loss) income per share - basic	$(0.72)	$0.07	$(0.23)	$(0.10)

Basic weighted average number of shares of common stock outstanding	4,948,392	4,922,915	4,948,392	4,948,392

Net (loss) income per share - diluted	$(0.72)	$0.06	$(0.23)	$(0.10)

Diluted weighted average number of shares of common stock outstanding	4,948,392	5,713,385	4,948,392	4,948,392

See accompanying notes to condensed consolidated financial statements.

Allied Devices Corporation

Consolidated Statements of Cash Flows

	For the nine months ended June 30,
	2002	2001
	(Unaudited)	(Unaudited) (Restated)

Cash flows from operating activities:
Net (loss) income	$(3,556,848)	$326,915
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2,240,087	1,840,646
Deferred taxes	1,262,988	—
Other	7,535	(7,536)
Changes in assets and liabilities, net of effects from acquisitions:
Decrease (increase) in:
Accounts receivable	(825,738)	1,967,758
Inventories	389,964	(735,063)
Prepaid expenses and other current assets	(426,071)	(390,944)
Other assets	—	(155,005)
Increase (decrease) in:
Accounts payable	882,395	(1,852,583)
Taxes payable	—	(689,448)
Accrued expenses	331,211	(455,111)
Other liabilities	38,140	38,141
Net cash provided by operating activities	343,663	(112,230)
Cash flows from investing activities:
Capital expenditures	(31,282)	(411,893)
Business acquisition	—	(682,975)
Proceeds from sale of equipment	—	180,000
Net cash used in investing activities	(31,282)	(914,868)
Cash flows from financing activities:
Increase (decrease) in bank borrowings	200,000	2,500,000
Proceeds from equipment financing	—	224,111
Proceeds from sale of common stock	—	2,600
Payments of long-term debt and capital lease obligations	(60,362)	(2,039,934)
Net cash provided by financing activities	139,638	686,777
Net increase (decrease) in cash	452,019	(340,321)
Cash, at beginning of period	54,722	410,186
Cash, end of period	$506,741	$69,865

See accompanying notes to condensed consolidated financial statements

Allied Devices Corporation

Notes to Consolidated Financial Statements

(Information for June 30, 2002 and 2001 is unaudited)

1.

Business

Allied Devices Corporation and its subsidiaries are engaged primarily in the manufacture and distribution of standard and custom precision mechanical assemblies and components throughout the United States.

2.

Summary of Significant Accounting Policies

(a)    Basis of presentation/principles of consolidation

The accompanying consolidated financial statements include the accounts of Allied Devices Corporation and its wholly owned subsidiaries, the Empire - Tyler Corporation (“Empire”) and APPI, Inc. (“APPI”) (collectively, the “Company”).  All significant intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial statements and related notes thereto as of June 30, 2002, and for the nine and three month periods then ended, are unaudited and have been prepared on a basis consistent with the Company’s annual financial statements.  Such unaudited financial statements include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of such data.  Results for the nine and three months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the entire year ending September 30, 2002.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2001.

(b) Inventories

Inventories are valued at the lower of cost (first-in, first-out (FIFO) method) or market.  For the nine and three months ended June 30, 2002 and 2001, inventory was determined by applying a gross profit method, as opposed to the year ended September 30, 2001, when inventory was determined by a physical count.

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

	Nine Months Ended June 30,		Three Months Ended June 30,
	2002	2001	2002	2001
Weighted average shares outstanding – basic	4,948,392	4,922,915	4,948,392	4,948,392
Dilutive effect of options and warrants	—	790,470	—	—
Weighted average shares outstanding – diluted	4,948,392	5,713,385	4,948,392	4,948,392

(f) Intangible assets

The excess of cost over fair value of net assets acquired is being amortized over periods of 15 and 20 years. Deferred financing costs are amortized over the life of the related debt.

(g) Revenue recognition

Sales are recognized upon shipment of products.  Sales are generally shipped F.O.B. shipping point and are not sold subject to a right of return unless the products are defective.  The Company’s level of returns arising from defective products has historically been immaterial.

(h) Shipping and Handling Costs

The Company records its shipping and handling fees and costs as required under EITF No. 00-10, “Accounting for Shipping and Handling Fee Costs.”  Accordingly, shipping and handling fees, which historically were included in Selling, General and Administrative expenses, are recorded in Sales and Cost of Sales.  Prior periods have been restated to conform to this presentation.

(i) Statement of cash flows

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

(j) Investment derivatives and hedging activities

In June 1998, the Financial Accounting Standards Board issued FAS No. 133, “Accounting for Derivative Investments and Hedging Activities” (“FAS 133”), as amended, which requires the recording of all derivative instruments as assets or liabilities measured at fair value.  Among other disclosures, FAS 133 requires that all derivatives be recognized and measured at fair value regardless of the purpose or intent of holding the derivative.

The Company adopted FAS 133 on October 1, 2000.  The Company has an interest rate collar contract.  The notional amount is $6,000,000 with an interest rate cap of 6.25% and an interest rate floor of 5.00%. The interest rate collar expires December 31, 2003.  The collar reduces the Company’s exposure to interest rate increases on its variable rate debt.  The interest rate collar is accounted for as a fair value hedge.

During the nine and three months ended June 30, 2002, the Company recorded approximately $135,000 and $111,000, respectively, of interest expense related to the fair value of the collar.

(k) Recent Accounting Pronouncements

(i) Business Combinations

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting No. 141, “Business Combinations” (“FAS No. 141”), which requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill, and requires that unallocated negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized.  The Company will account for business combinations after June 30, 2001 in accordance with the guidance in FAS No. 141.

(ii) Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board also issued Statement of Financial Accounting No. 142, “Goodwill and Other Intangible Assets” (“FAS No. 142”).  Under FAS No. 142, goodwill and indefinite lived intangible assets will no longer be amortized.  Instead, goodwill and indefinite lived intangible assets will be subject to annual impairment tests performed under the guidance of the statement.  Additionally, the amortization period of intangible assets with finite lives will no longer be limited to forty years.  The Company’s business combinations prior to adoption of FAS No. 142 have been accounted for using the purchase method.  As of June 30, 2002, the net carrying value of goodwill was $7,728,432.  Amortization expense during the nine and three months ended June 30, 2002, was $567,032 and $189,011, respectively.  FAS No. 142 is effective for fiscal years beginning after December 15, 2001 and thus will be implemented by the Company on October 1, 2002.  Implementation of FAS No. 142 may have a material effect on the Company’s financial statements.

(iii) Accounting for Obligations Associated with the Retirement of Long-Lived Assets

In June 2001, the Financial Accounting Standards Board also issued Statement of Financial Accounting No. 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets” (“FAS No. 143”).  The objective of FAS No. 143 is to establish an accounting standard for the recognition and measurement of an asset retirement obligation on certain long-lived assets. The retirement obligation must be one that results from the acquisition, construction or normal operation of a long-lived asset.  FAS 143 requires the legal obligation associated with the retirement of a tangible long-lived asset to be recognized at fair value as a liability when incurred, and the cost to be capitalized by increasing the carrying amount of the related long-lived asset.  FAS No. 143 will be effective for the Company on October 1, 2002.  The Company is currently evaluating the effect of implementing FAS No. 143.

(iv) Accounting for the Impairment or Disposal of Long-Lived Assets

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS No. 144”), which supersedes Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (“FAS121”).  Although it retains the basic requirements of FAS 121 regarding when and how to measure an impairment loss, FAS 144 provides additional implementation guidance.  FAS 144 will be effective for the Company on October 1, 2002.  The Company is currently evaluating the effect of implementing FAS 144.

3.	Inventories

During the quarter ended December 31, 2001, the Company changed its method of inventory costing from last-in first-out (LIFO) to first-in first-out (FIFO).  Prior periods have been restated to provide consistency in reporting practices in comparable periods.  Management instituted this change in method in part because the Company wrote off certain slower selling inventories, eliminating its LIFO reserve, and in part because there has been a consistently low rate of inflation over the past several years.  In the current business environment, the FIFO method presents a more accurate valuation of inventory, achieving a better matching of revenues and expenses.  The change increased net income in the nine and three month periods ended June 30, 2001 by $96,768 and $0, respectively ($.02 and $.00, respectively, per share basic and diluted), and increased retained earnings by $96,768 at June 30, 2001.  The change did not have a significant effect on the results of operations for the nine and three months ended June 30, 2002.

		The following table presents the effect of the change on earnings for the nine and three month periods ended June 30, 2001:

			Nine Months	Three Months
		Net income as reported	$230,147	$(518,910)
		Change in inventory costing method	96,768	—

		Net income as restated	$326,915	$(518,910)

		Basic earnings per share	$.05	$(.10)
		Change in inventory costing method	.02	—
		Basic earnings per share as restated	$.07	$(.10)

		Diluted earnings per share	$.04	$(.10)
		Change in inventory costing method	.02	—
		Basic earnings per share as restated	$.06	$(.10)

4.	Supplemental Cash Flows

			Nine months ended June 30,
			2002	2001
		Cash paid (received) during the year:

		Interest	$831,629	$1,020,559

		Taxes	$(1,175,782)	$691,480

		Non-cash investing and financing:

		Equipment acquired under capital lease or loan	$31,000	$4,131,000

		Notes and stock issued in connection with acquisition	—	$700,000

5.	Debt Reclassification

The Company is currently in default of its debt agreements and has classified approximately $13.5 million in debt as current that otherwise would have been classified as long-term.  The Company is engaged in negotiating a Forbearance Agreement with its lenders.  No such agreement has been finalized to-date.  Should the Company be unable to obtain forbearance or alternative financing, the Company will not be able to continue in its present form.

6.	Deferred Taxes

In March 2002, tax legislation was enacted that enabled the Company to carry back its net operating losses (“NOL”) three additional years resulting in a tax refund receivable of approximately $1,263,000.  Accordingly, the Company reduced its net deferred tax asset relating to the NOL by the amount of the refund.  In July 2002, the Company received payment in full on the refund receivable.

Allied Devices Corporation

Other Information: Nine and Three Months Ended June 30, 2002

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

All statements contained herein that are not historical facts, including, but not limited to, statements regarding the Company’s current business strategy, the Company’s projected sources and uses of cash, and the Company’s plans for future development and operations, are based upon current expectations.  These statements are forward-looking in nature and involve a number of risks and uncertainties.  Actual results may differ materially.  Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital to finance the Company’s business plans on terms satisfactory to the Company and the Company’s ability to obtain a forbearance from its lenders; competitive factors; changes in labor, equipment and capital costs; changes in regulations affecting the Company’s business; future acquisitions or strategic partnerships; general business and economic conditions; and factors described from time to time in the reports filed by the Company with the Securities and Exchange Commission.  The Company cautions readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Litigation Reform Act of 1995 and, as a result, are pertinent only as of the date made.

The third quarter of fiscal 2002 brought a modest strengthening of sales volume, reversing the trend of declining or flat sales volume and deteriorating business conditions that the Company had experienced through the final three quarters of fiscal 2001 and the first half of fiscal 2002.  Precipitous declines in the various “tech” sectors served by the Company led to erratic booking patterns, indefinite deferrals of shipments, postponement of product launches, and high levels of cancellations; patterns of tepid and cautious business and capital spending activity turned dramatically worse in the aftermath of the World Trade Center disaster.  While such extreme conditions began to abate in the second quarter (ended March 31, 2002), the Company’s financial condition remains weak.

Current experience supports management’s belief that no significant accounts have been lost during this severe downturn, although this period has been marked by substantial pressure from Original Equipment Manufacturer (“OEMs”) to effect cost savings.  Management, viewing the slowdown as an opportunity, launched an intense sales effort focused on diversification and new business.  These efforts have yielded opportunities to manufacture prototype and qualification articles for a diverse set of new accounts, but none of these customers has yet made production commitments; indeed, their “best case” scenarios project deferrals until late in the fiscal year.  Nonetheless, in management’s opinion, the period ended December 31, 2001, represented a “bottom” to the downturn phase of this business cycle; sales in the six months ended June 30, 2002, appear to be more consistent, indicating that the remainder of the fiscal year may be more stable.

Net sales for the nine and three months ended June 30, 2002 were approximately $13,579,000 and $4,926,000, respectively, as compared to $25,180,000 and $5,932,000 in the comparable periods of the prior year, decreases of approximately 46.07% and 16.96%, respectively.  This material reduction in sales volume for the nine month period is a product of comparing record high levels of sales in the early months of fiscal 2001 with unprecedented weakness in the first six months of fiscal 2002.  The smaller percentage change in comparative sales volume for the three month periods was a product of comparing sales from the third quarter of fiscal 2001 (which had already decreased from the record levels of the first six months) with the third quarter of fiscal 2002.  The weakness in sales volume is, in management’s opinion, the product of economic and market conditions, not loss of customers or market share: the industries to which the Company has had the most prominent exposure have undergone contractions of unprecedented severity.

Management has continued to follow its strategy for weathering this downturn by targeting to operate at cash break-even while recovery materializes.  “Cash break-even” for these purposes includes a plan whereby the Company’s various lenders accommodate the Company with forbearance on principal repayment for at least twelve months.  Through and including June 30, 2002, such lenders had provided such forbearance, and management believes that they will continue to support the Company’s plan and strategy.  On the premise that the Company will ultimately resume pursuit of its growth plans and return to sales levels experienced in late fiscal 2000 and early 2001, management has not planned to sell off equipment or downsize facilities; indeed, its objectives and general strategy for achieving them remain essentially unchanged.

Gross profit for the nine and three months ended June 30, 2002, was 17.81% and 18.25%, respectively, as compared to 30.05% and 21.56% in the comparable periods of the prior year.  The following factors account for this change:

•        Overall factory labor costs decreased as an absolute number, but, as a percentage of sales, increased during the nine month period and decreased during the three month period.  Indirect payrolls (for supervisory, quality and support staff) are relatively fixed costs, limiting the timing and degree to which cuts can be made without impairing the Company’s ability to produce.  Direct labor costs impacted margins as a function of two principal factors during the first nine months of this fiscal year: (1) the mix of manufacturing work changed, from being heavily production oriented in fiscal 2001, to being predominantly short runs, prototypes, and qualification lots (all of which are typically low in productivity) in fiscal 2002; and (2) the Company made a policy decision to manufacture in-house a range of products that had theretofore been purchased, substituting in-house direct labor for outside costs.  The net effect of these factors on labor expense for product shipped was a decrease in gross margins of 2.56% for the nine month period and an increase in gross margins of 5.76% in the three month period.

•      Factory overhead expenses increased as a percentage of sales by 7.51% and 3.24%, respectively.  While aggressive action on management’s part cut controllable overhead costs substantially, certain non-labor factory costs are fixed in nature, principally rent, depreciation, worker’s compensation insurance, and casualty and liability insurances.  For the nine month period, controllable expenses decreased as a percentage of sales, improving gross margins by 0.73%; offsetting these improvements, the steep decline in shipments against relatively fixed costs reduced gross margins by 8.24%.  In the three month period, factory overhead expenses decreased gross margins by 3.24%.

•        Net materials expense as a percentage of sales increased, thereby decreasing gross margins by 2.17% and 5.83%, respectively.  The reduction in materials expense realized from manufacturing (rather than purchasing) certain products was more than offset by higher costs inherent in small production lots related to prototypes, qualification articles and short runs.  These effects were particularly pronounced in the three month period.

During the quarter ended June 30, 2002, the Company launched a program to increase prices on its catalog products by about 5%, completing early phases of the program during the quarter.

Selling, general and administrative expenses were $4,652,000 and $1,555,000, respectively, in the nine and three month periods of fiscal 2002, as compared to $5,943,000 and $1,732,000 in the comparable periods of fiscal 2001.  The implementation of management's plan to cut costs resulted in these period-to-period decreases of approximately 21.72% and 10.26%, respectively. However, because of the severity of the sales downturn, such costs when expressed as a percentage of net sales represented an increase in each of the nine and three month comparable periods. In fiscal 2002, such expenses were 34.26% and 31.56% of net sales, respectively, as compared to 23.60% and 29.20% in the comparable periods of fiscal 2001.  The following factors account for these changes from the prior year:

• Selling, shipping expenses and commissions changed in step with shipping levels, decreasing as a percentage of net sales by approximately 0.43% and 0.93%, respectively.

•        Administrative payroll, benefits, and related expenses decreased by 21.45% and 11.93%, respectively, from the prior year, but expressed as a percentage of net sales increased by 5.78% and 0.97%, respectively, as management refrained from laying off certain human resources it considered critical to the Company’s strategies.

•        Principally as a result of higher depreciation and amortization costs, other administrative expenses (collectively) increased by 1.67% and 7.51% in the nine and three month comparable periods, respectively.  Excluding depreciation and amortization, these expenses decreased by 27.84% and 25.96% in the nine and three month comparable periods, respectively.  Expressed as a percentage of decreased levels of net sales, the collective expenses increased by approximately 5.31% and 2.32%, respectively. Of these increases, 3.94% and 2.91%, respectively, were in non-cash expenses (depreciation and amortization).

Interest expense was approximately $1,322,000 and $504,000 in the nine and three month periods of fiscal 2002, $203,000 and $138,000 higher than in the comparable periods of fiscal 2001.  Higher levels of indebtedness (from a financing of new production equipment in late fiscal 2001, a financing of the restructuring and lay-offs of fiscal 2001, an increase in the fair value of an interest rate collar, and the issuance of certain notes in connection with acquisitions) increased interest expense, while lower market interest rates partially offset such increases in both the nine and the three month comparable periods.

Provision for income taxes is estimated at 36.1% of pre-tax income for the fiscal 2001 periods as a combination of federal and state taxes.  The Company did not record a tax benefit for the loss incurred in the nine and three month periods ended June 30, 2002; accounting principles require that tax effects of losses should be recognized only when realization is more certain than not.

LIQUIDITY AND FINANCIAL RESOURCES

During the first nine months of fiscal 2002, the Company’s financial condition eroded as a result of the effects of continued severe recessionary business conditions in the U.S. manufacturing sector.  Operating activities provided cash totaling approximately $344,000, and net financing activities provided $140,000.  Capital expenditures used $31,000, resulting in an increase in cash on hand of $452,000.  The Company’s working capital shows a deficit as a result of reclassifying approximately $13.5 million of debt from long-term to short-term status; this reclassification was prompted by the Company defaulting on certain terms of its institutional borrowings.  The working capital deficit decreased by $219,000 during the nine month period to $(7,195,000), with the following changes in current assets and current liabilities accounting for the change:

•        Accounts receivable increased by $826,000, commensurate with increased sales volume in the third quarter of fiscal 2002 (as compared to fourth quarter of fiscal 2001). The average collection period increased from 45 days at the end of fiscal 2001 to approximately 53 days at the end of the third quarter of fiscal 2002.

•        Inventories decreased by $390,000 during the nine-month period.  Turns on inventory averaged 1.8 times during the nine months, as compared to 2.0 times at the end of fiscal 2001.  This decrease in turns on inventory is attributable to lower shipping volumes and customer-initiated push-outs of deliveries on product already manufactured.

• Prepaid and other current assets increased by $426,000, principally as a result of an increase in refundable income taxes.

•        Liabilities, exclusive of long-term debt, capital lease obligations and deferred taxes, increased $1,252,000, as a result of higher levels of payables, an increase in the fair value of an interest rate collar, and accruals recorded for certain interest payments not currently due.

•        Long-term debt and capital lease obligations increased by $170,000 as a result of a net increase in borrowings.  The Company is currently in default on its debt agreements and has classified approximately $13.5 million in debt as current that otherwise would have been classified as long-term.

• Cash balances increased by $452,000.

Management believes that the Company's working capital as now constituted will not suffice for the needs of the on-going business, and accordingly management is attempting to raise additional equity capital.  Active discussions are underway with certain prospective investors and with the Company's principal lenders with the goals of amending certain terms of its credit and equipment lease agreements, entering into forbearance agreements suspending principal payments for a period of time, modifying certain financial covenants, and infusing additional equity capital. Should management not obtain forbearance or additional financing, the Company will not be able to continue in its present form. At June 30, 2002, the Company was using the maximum available under its revolving credit facility ($7.0 million).

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS:

The Company’s exposure to market risk for changes in interest rate relates primarily to the Company’s variable rate debt.  The Company manages this risk through the utilization of an interest rate collar in an amount not exceeding the principal amount of its outstanding debt.  At June 30, 2002, the notional amount of the Company’s interest rate collar was $6,000,000 with an interest rate cap of 6.25% and an interest rate floor of 5%.  The interest rate collar expires December 31, 2003.  The interest rate collar is accounted for as a fair value hedge and the Company recorded interest expense as calculated using the mark-to-market method.

PART II - OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

	On April 16, 2002, the Company held its 2002 Annual Meeting of Stockholders. At the Annual Meeting, the following matters were submitted to a vote of stockholders.

	1.	The following six individuals, constituting the full Board of Directors of the Company, were nominated and elected to serve as directors of the Company.

		Mark Hopkinson	FOR:	4,664,282
			WITHHOLD AUTHORITY:	26,310
		P. K. Bartow	FOR:	4,663,082
			WITHHOLD AUTHORITY:	27,510
		Salvator Baldi	FOR:	4,662,782
			WITHHOLD AUTHORITY:	27,810
		Christopher T. Linen	FOR:	4,668,082
			WITHHOLD AUTHORITY:	22,510
		Michael Michaelson	FOR:	4,664,582
			WITHHOLD AUTHORITY:	26,010
		Michael Foster	FOR:	4,667,582
			WITHHOLD AUTHORITY:	23,010

.	2

The holders of 4,660,212 shares of common stock voted in favor of, 19,800 voted against and 10,580 abstained from voting with respect to the ratification of the selection of BDO Seidman, LLP, independent certified public accountants, to serve as independent accountants of the Company for the fiscal year ending September 30, 2002.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K:

(a) Exhibits – 99.1 – 99.2 CEO and CFO Certifications

(b) Reports on Form 8-K – None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2002	ALLIED DEVICES CORPORATION
(Registrant)

	By:	/s/	Mark Hopkinson
Mark Hopkinson
Chairman of the Board