Form 10-K
period 2002-09-30
ALLIED DEVICES CORP
filed 2003-01-14
CIK 869495

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number  0-24012

ALLIED DEVICES CORPORATION

(Exact name of Registrant as specified in its charter)

Nevada	13-3087510
(State of incorporation)	(IRS Employer Identification No.)

325 Duffy Avenue, Hicksville, New York	11801
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (516) 935-1300

Securities registered pursuant to Section 12 (b) of the Exchange Act: NONE

Securities registered pursuant to Section 12 (g) of the Exchange Act:

Title of Class

Common Stock, $.001 par value

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                          YES ☒                     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

On December 27, 2002, 4,948,392 shares of the Registrant’s common stock, $.001 par value per share, were outstanding.  The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sale price on December 27, 2002, is approximately $365,141.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

ITEM 1  -               BUSINESS

Allied Devices Corporation (“Allied Devices”, “Allied” or the “Company”) is a manufacturer and distributor of a broad line of high precision mechanical components and sub-assemblies used in industrial and commercial instruments and equipment.  The Company’s products are used in a broad range of applications, including, amongst others, light duty transmission of motion, measurement and control of fluids and gases in critical processes, positioning devices and actuation mechanisms.  The Company has the capability of producing very close tolerance and intricate assemblies at competitive cost and with short lead times.  A part of the Company’s business strategy is to provide prompt service and extensive technical support in certain industrial and technology-intensive markets where customers generally expect extended or erratic lead times, missed deadlines and mediocre technical support and customer service.

The Company’s major product groups include precision motion control and servo assemblies, gears and gear products, and other precision machined components and sub-assemblies built to customer specifications.  Allied Devices’ customers are primarily original equipment manufacturers (“OEMs”).

Allied Devices’ principal marketing tool is its highly effective technical manual of standardized instrument components available through the Company.  This catalog is in the hands of buyers and engineers throughout the United States and generates sales nationwide.  Management estimates that the Company has distributed more than 90,000 copies of its printed catalog over the last decade, of which approximately 40,000 copies were distributed during the last three fiscal years. The current edition was originally published in November, 1998, has been edited and reprinted once, and is over 650 pages in length.  In addition, the catalog has been fully digitized and formatted for inclusion as live data on the Company’s Internet website, enabling users to download the Company’s standard technical data and drawings.  The catalog and its search tools have been accessible on the Internet through a broad range of website links since January, 1999.

With its breadth and standardized nature, the Company’s standard product line (as offered in its catalog) is useful for highly varied applications in multiple industries, resulting in demand at the level of both OEMs and distributors.  The Company sells to customers in a diverse range of industries, principally medical operating room and diagnostic equipment; semiconductor capital goods makers; laser equipment; robotics; computer peripherals; aerospace instrumentation and controls; factory automation equipment and controls; machine tool builders; research and development facilities; high vacuum and spectrometric devices; flow control and metering equipment makers; mechanical seals and glands; scientific instrumentation and apparatus; and optics.

A typical customer is an OEM selling high-ticket capital goods equipment.  The components supplied by Allied Devices going into such equipment generally constitute a small percentage of the OEM’s direct cost of manufacturing, normally less than $1,000 per unit.  In many cases, however, the customer OEM’s system or equipment is dependent on the reliability and/or precision of the Company’s components, despite their modest cost, for its functional integrity and competitive performance.  Failure to deliver reliable quality in a timely manner can have an impact far in excess of the direct cost of the parts.  As a result, the majority of Allied Devices’ customers deem it imperative that parts supplied be on time and of reliably high quality.  While these performance criteria are not always contractual requirements, they are critical determinants in stimulating repeat business.

Allied Devices has adopted a strategy designed to build proprietary relationships with companies requiring broader or more technical manufacturing or production support by levering off of capabilities represented by the catalog and its range of standard products.  In management’s estimation, success in manufacturing precision mechanical instrument assemblies and related components often requires a high level of integration between sophisticated mechanical engineering, assembly and component manufacturing capabilities and that few companies in the US have been effective in providing such services on an integrated basis.  There is a strong trend, especially among OEMs with technologically advanced products, towards outsourcing sub-systems from original design on through production roll-out, and, in management’s opinion, such companies are frequently not well served.  Management has structured Allied to provide advanced mechanical engineering expertise, prototype manufacturing and testing, product improvement and value engineering, integrated component/sub-assembly production, contract manufacturing, and distribution support. The Company’s organization, production facilities and inventory policies are designed to provide fast and timely response to design issues as well as customer orders, large and small, and to support “just in time” (“JIT”) methods of material sourcing being used by more and more companies.  Allied’s lead times in response to customer orders are generally short (four weeks or less).  Schedules for future deliveries are generally subject to change or cancellation without notice; therefore, backlog is not considered a meaningful indicator of business trends and management makes no effort to monitor or analyze backlog carefully.

Allied Devices’ sales volume is not dependent on just a few prominent customers. The Company draws from a customer list of over 6,000, thereby limiting its exposure to the fortunes of any one industry or group of customers.  In each of the past three years, the Company’s ten largest customers have represented as many as six different industries and accounted collectively, on average, for about 50% of sales volume.  Notwithstanding this diversification in direct customer relationships, an increasing and meaningful share of overall demand in the United States for high precision motion control devices in the past five years has been driven by requirements of the semiconductor equipment industry (companies building chip-making machinery).  While that industry has shown, over the long term, a compound annual growth rate of approximately 15%, it is prone to wide swings in volume on a cyclical basis.  Such cyclical fluctuation has had a material effect on the

Company’s shipping volume, as has been evident from the severe downturns in that industry seen in 1997-1998, 1998-1999, and again beginning in 2001.  Management estimates that customers serving, directly or indirectly, the semiconductor equipment markets have accounted for 27%, 63%, 42%, and 24% of the Company’s sales volume in fiscal years 1999, 2000, 2001 and 2002, respectively.  The current down-cycle in that industry has been accompanied by a variety of business consolidations, acquisitions, mergers, and failures, with the result that the industry is increasingly dominated by a few large companies offering equipment portfolios that cover the full range of processing and test equipment needs for chip manufacturers.

Within the US, geographic concentration of the Company’s customers is relatively low and fluctuates with conditions in each of the regions served.  Allied Devices relies principally on independent multi-line manufacturers’ representatives to gain national coverage, altogether fielding some 75 sales people in virtually all significant territories in the United States.  The volume of Allied’s sales to customers outside the US is insignificant.

As the market for the Company’s products has evolved, management has perceived that customers have two differing needs, closely interrelated and therefore both requiring servicing from Allied.  Accordingly, the Company has been structured to meet both of these needs by organizing operations into two functional areas: Catalog Sales and Distribution (“Catalog Operations”) and Manufacturing and Subcontracting (“Manufacturing Services”).  These two areas of the Company have been defined solely for internal operating convenience and effectiveness.  Both areas serve the same markets and customers and do not represent separate business segments.

Catalog Operations

The majority of product sold through Catalog Operations is either manufactured by Catalog Operations or procured from the Manufacturing Services operations of the Company.  The product mix includes standard products (as listed in the Company’s catalogs) and customized or non-standard products manufactured to the specific requirements of a given customer.  Management periodically adds or drops products offered through the catalog based on its judgment of appeal to customers or actual history of sales.  What is not manufactured internally is purchased from a broad variety of reliable sources. This operation’s activities include telephone sales, inventory and shipping, gear-making, assembly and light duty/short run manufacturing.  This part of the Company also sells certain of its standard catalog products to its major competitors on a wholesale basis.  In the aggregate, revenues for the Catalog Operations were approximately as follows for the five years ended September 30th.

2002	$9,991,000
2001	$14,199,000
2000	$16,186,000
1999	$12,644,000
1998	$14,507,000

The decreases in revenues for 1999 and 2001-2002 were the result of successive cyclical downturns in the semiconductor equipment sector of the U.S. economy.  Historically, such declines in sales have been abnormal for the Company because of the diversified nature of its customer mix.  Beginning in the mid-1990s, however, the semiconductor equipment sector emerged as a major consumer, directly and indirectly, for precision mechanical components and sub-assemblies as manufactured by the Company and its competitors.  In 1997, a downturn occurred, caused by overcapacity and excess inventory accumulation, and the duration of the slowdown appears to have been one year.  While a recovery in this sector started in fiscal 1998, financial and economic turmoil in Asia during that year caused yet another downturn that continued through fiscal 1999.  In fiscal 2000, boom conditions prevailed, driven largely by capital spending as chip makers supported growth in demand from manufacturers of computer equipment, telecommunications equipment (including cell phones), and internet-related routing and data processing devices.  In November, 2000, shrinking demand for semiconductors coincided with significant additions to industry capacity coming on line, resulting in a dramatic surplus of capacity.  A deep and sudden decline in demand for chip-making and testing equipment ensued and has continued unabated through all of fiscal 2002.  The Company has undertaken to further diversify its business with additional products and more intensive marketing in industries unrelated to the semiconductor equipment sector.

Catalog Industry Competition

The Company’s Catalog Operations compete principally with W.M. Berg Co., a subsidiary of Invensys; PIC Design; Nordex Inc.; and Sterling Instrument, a division of Designatronics.  Each of these companies publishes a catalog similar to that issued by the Company, offering a wide range of mechanical instrument components built around a single set of standards.  Other competitors include many companies offering a limited selection of materials or “single product” catalogs, often not adhering to any widely accepted standards.  This marketplace is highly competitive, yet management believes, based upon feedback from vendors and customers, that the Company’s operating principles of immediate product availability, excellent quality control, competitive pricing, responsive customer service and technical support have permitted the Company to maintain and improve its market position.

Manufacturing Services Operations

Central to management’s strategy for achieving above average growth is Manufacturing Services Operations.  That strategy includes the following two elements: (a) the majority of products sold through the catalog will be manufactured in-house in the belief that such vertical integration ensures superior quality, timely deliveries, control of priorities, and cost efficiencies; and (b) the Company will seek to develop direct contract manufacturing relationships with “key accounts”, OEMs that enter into blanket or long-term purchasing arrangements with the Company as an outside contractor instead of manufacturing for themselves.  In pursuit of these elements of the Company’s strategy, the Company has added significantly (beginning in 1998) to its manufacturing sophistication and capacity through (1) acquisition of two state-of-the-art machine shop facilities, (2) complementary additions of new and highly productive capital equipment, (3) implementation of various late stage manufacturing techniques (such as cellular manufacturing), and (4) enhancement of electro-mechanical engineering and technical support capabilities.  In seeking to prepare for continued growth and improve its manufacturing responsiveness and flexibility, the Company, during fiscal 2000, consolidated several smaller locations on Long Island into one new facility, and, during 2001, consolidated three smaller locations in Maine into one new and larger facility.  Allied now has three manufacturing divisions, each with a particular focus and core competencies.  In addition to the product produced by each division in support of Catalog Operations, each manufacturing operation also markets and sells its capabilities direct to key customer accounts.

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

APPI, Inc. (Atlantic Precision Products) Sanford, Maine

A state-of-the-art CNC machining operation specializing in close tolerance, intricate machining of complex parts, made from exotic and non-exotic materials, and used in the fluid metering and flow control, instrument, and seal/gland industries.

The Manufacturing Services operation in Hicksville, NY, sells both through Catalog Operations direct to customers and through distributors and other catalog houses, generally at uniform list prices.  In addition, each Manufacturing Services operation bids for specialized custom manufacturing work in the open market, taking on machining jobs under fixed price contracts.  While long production runs are sought and periodically won, the structure of Manufacturing Services’ organization and facilities is generally oriented to limited runs with higher margins.  Pricing is based on a combination of outside costs (for materials and processing services) and standard hourly shop rates (for labor and overhead).

Approximate revenues from Manufacturing Services were as follows for the five years ended September 30th:

2002	$8,255,000
2001	$15,669,000
2000	$16,389,000
1999*	$10,183,000
1998	$3,841,000

* The large increase in fiscal 1999 was attributable principally to the acquisition of Atlantic Precision Products in July, 1998.

The Company does not report results or allocate resources for Catalog Operations and Manufacturing Services separately, but management believes that both areas of the business make a positive contribution to operations.  While the Company is intensively marketing its Manufacturing Services capability, management believes that existing capacity will support substantial increases in volume without significant additions to current production facilities.  Operations are now running on a reduced single shift, representing an estimated 40% of capacity, giving the Company substantial flexibility to respond to increases in sales volume.  Management does not anticipate having difficulty in filling its needs for skilled and semi-skilled production staff in responding to growth in demand and shipments.  It is a policy of management, on a continuous basis, to examine its manufacturing methods, equipment and tooling, and to seek ways to improve the quality and responsiveness of its capacity while minimizing the labor and skill content (and related cost) in its product; however, no capital expenditures related to this policy are planned for fiscal 2003.

Manufacturing Services Competition

Each of the divisions in Manufacturing Services faces intense competition from the many thousands of machine shops throughout the United States.  Each division endeavors to differentiate itself strategically from its competition on the basis of: i) accepting short-run work; ii) offering short lead times; iii) providing exceptional responsiveness to customer requirements; iv) supporting demand-pull and JIT requirements; v) providing engineering and technical support not typically offered by machine shops; and vi) conforming consistently to unbending quality standards.  As part of this strategy, the Company has developed and offers a portfolio of specialized machining capabilities that management believes are in increasing demand in its target markets but that are not readily available in the open market.

Quality Assurance

Although not legally required to do so in order to conduct its current business, the Company has emphasized rigorous standards of high quality in its products and in its manufacturing methods.  In the 1980s, this led to the development of an internal quality control manual that set forth policies and procedures used throughout the Company.  In fiscal 1999, the Company started the process of qualifying all of its operations for certification to ISO-9002, receiving original certification for its APPI facilities in May, 1999 and for its Hicksville operation in August, 2001.  In 2000, the International Standards Board undertook to revise and update the ISO-9000 standards.  Management believes that the revisions to such standards will not result in disqualification for any of the Company’s facilities and anticipates conformance and certification to the revised standards before the deadline for re-certification in 2004.  In management’s opinion, loss of qualification under ISO-9002 would not have a material impact on the Company’s ability to do business; however, such qualification does provide an indication to customers and potential customers of the degree of diligence that the Company exercises in adhering rigorously to high standards in pursuit of consistent quality and manufacturing excellence.

Expansion Plans

Since 1996, management has been carrying out a plan to expand the size of the Company.  The plan has four basic elements: (1) expand and diversify the core business through more intensive marketing of assemblies and custom engineered products; (2) add selected standard products within the existing line of business; (3) expand beyond the Company’s core business into related lines of business through an acquisition program that will not only add volume and capacity but also provide marketing, operating and administrative synergies; and (4) raise additional equity capital to support the expansion plans as they are being implemented.  The sharp and prolonged downturn in fiscal 2001-2002 has prompted management to suspend implementation of such plans until operating and financial conditions are more favorable.

Marketing Programs

The Company has developed a program designed to stimulate substantial growth within its existing line of business. Feedback from customers and informal market research indicate that Allied Devices is only just beginning to gain widespread customer awareness in the markets it serves.  Thus, the principal thrust of the Company’s plan is to make its target customers and markets more fully aware of the Company’s range of capabilities, of the usefulness of standardized components in general, and of the value of integrated engineering, assembly and manufacturing services.  The program is divided into modules and is being implemented as management deems appropriate and as budgets permit.

The plan includes a number of programs, including expansion and focusing of the Company’s advertising campaign (currently suspended till recovery in industrial markets appears to be imminent and the Company has the funds to undertake such an initiative).  In another program, management has undertaken to improve, on a continuous basis, the standards of service and support provided to the Company’s customers.  Other facets of the plan include phasing in of expanded engineering support, expansion of assembly capabilities, introduction of new products, and providing electronic accessibility for customers. The Company’s website currently gives access to a digital version of the Allied Devices catalog, with drawing files available for downloading onto CAD systems. During fiscal 2003, management intends to go live with a customer-interactive system (currently in testing) through its website that will enable customers to place inquiries, enter orders, view inventory status, and check on delivery status of existing orders.  Management believes that these plans, to the extent implemented, have resulted in improved market share for the Company.

Acquisition Program

As part of its plans for growth, management intends to carry out an acquisition program.  By its own assessment, management views the market in which it competes as large (over $1 billion), highly fragmented, and poised for certain forms of consolidation.  When and as appropriate, management intends to focus on acquiring businesses with the following characteristics: (a) significant potential for sales growth; (b) high prospects for synergy and/or consolidation in marketing, manufacturing and administrative support functions; (c) relatively high gross margins (30% or more); (d) effective operating management in place; (e) a reputation for quality in its products; and (f) represent lateral or vertical integration.  Management completed two acquisitions in fiscal 1998, and one in fiscal 2001.  No additional acquisition activity is planned before market and the Company’s economic conditions improve.

Other Factors

Raw materials for the Company’s operations are normally readily available from multiple sources, such as bar stock of stainless steel and aircraft grade aluminum from metal distributors.  Management expects no change to this situation in the foreseeable future.  The technological maturity of the Company’s product line has resulted in general stability of demand in its markets (exclusive of normal business cycles) and ready availability of raw materials at stable prices.  The inventories carried by the Company, both as raw materials and as finished goods, thus bear a relatively low risk of technological obsolescence, except to the extent they are customer-specific.  Management views inventory risk as a function of several factors, principally the following: (1) pricing; (2) economic cycles; and (3) product life cycle for customer-specific product.  Economic cycles, especially in the semiconductor equipment industry, may, during a down-cycle, cause an immediate production stop-order for custom-made components for periods in excess of a year, resulting in accumulation of inventory that may not be saleable when an up-cycle comes.  Conservative accounting policies (as in force at the Company) require that such inventories be written off if they are slow-moving or inactive, whether or not management feels they will ultimately sell.  Should pricing be high relative to market, or should management remove products from the standard catalog offering, then related inventory would likely be slow-moving or surplus but may ordinarily be liquidated.  Management periodically reviews the range of products offered in the catalog and, based on its judgment of what customers using the catalog will find pertinent and useful, adds and drops products to tailor the offering.  No material portion of the Company’s business is subject to renegotiation of profits or termination of contracts at the election of the United States government or its prime contractors.  Procurement of patents is not material to the Company’s present marketing program.

Regulation

The Company is not subject to any particular form of regulatory control.  The Company does not expect that continued compliance with existing federal, state or local environmental regulations will have a material effect on its capital expenditures, earnings or competitive position.

Employees

The Company currently employs 49 salaried and 136 hourly personnel.  Wage rates and benefits are competitive in the labor markets from which the Company draws.  The Company has been able to provide for all of its labor requirements in fiscal 2002.  None of the Company’s employees are represented by labor unions.  The Company has had no strikes, walkouts or other forms of business disruption attributable to poor labor relations.  Relations with employees are open and constructive.

Capital Equipment

The Company uses a wide variety of machinery and equipment in the manufacturing and assembly of its product line.  Although the Company or its subsidiaries own much of this equipment, certain pieces of equipment are leased.  Seventeen leases, covering specific CNC machines, have original lease terms of five years, with purchase options at the end of each lease.  Rates vary from 7.2% to 9.9%, and expiration dates range from 2003 to 2006.  The obligations due under capital leases were approximately $5,786,000 as of September 30, 2002.

ITEM 2  -               PROPERTIES

Listed below are the principal plants and offices of the Company.  All property occupied by the Company is leased except as otherwise noted.  Management consolidated operations from Biddeford, ME, Windham, ME and Raymond, ME into one building in Sanford, ME during fiscal year 2001.  The lease for the Sanford, ME facility was executed in April, 2001, for a period of ten years.  The facilities in Windham and Raymond have been re-leased and sub-leased, respectively.  Management is seeking to sub-let or re-lease the remaining vacant space at the Biddeford facility; the Biddeford lease expires in June, 2003.

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

The Company’s common stock was originally listed on the National Association of Securities Dealers Automated SmallCap Market (“NASDAQ”) as of November 17, 1994.  Following the downturn in sales and profits in 2001-2002, the Company no longer met the listing criteria for NASDAQ’s SmallCap Market and accordingly the Company’s stock was delisted in September, 2002.  Allied’s shares are currently traded over the counter on the OTC Bulletin Board under the symbol ALDV.OB.  As of December 31, 2002, the Company had 422 holders of record of its common stock.  The Company has seven listed market makers, and the trading ranges by quarter for fiscal 2002 and 2001 were as follows:

	Fiscal 2002		Fiscal 2001
	High	Low	High	Low
First Quarter	$1.450	$0.650	$4.000	$1.563
Second Quarter	$1.160	$0.400	$3.688	$2.281
Third Quarter	$0.700	$0.351	$3.350	$1.800
Fourth Quarter	$0.470	$0.050	$2.250	$0.760

ITEM 6  -               SELECTED FINANCIAL DATA

The following selected consolidated financial data have been derived from the audited financial statements of Allied Devices Corporation.  The selected financial data should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-K.

	As of and for the Year Ended September 30,
	2002	2001	2000	1999	1998
STATEMENT OF OPERATIONS DATA:

Net sales	$18,246,189	$29,868,056	$32,575,127	$22,827,298	$18,448,483

Gross profit	$845,392	$4,958,005	$9,795,720	$7,897,701	$6,485,212

Selling, general and administrative expenses	$6,175,483	$8,031,342	$7,507,908	$6,013,032	$4,282,634

Interest expense, net	$1,809,372	$1,706,338	$1,220,592	$1,007,807	$387,574

Net (loss) income	$(8,469,056)	$(3,656,111)	$638,594	$560,417	$1,158,885

(Loss) earnings per share:
Basic	$(1.71)	$(.74)	$.13	$.11	$.25
Diluted	$(1.71)	$(.74)	$.12	$.11	$.24
Weighted average number of shares outstanding:
Basic	4,948,392	4,935,965	4,847,592	4,913,524	4,699,526
Diluted	4,948,392	4,935,965	5,537,748	4,948,546	4,763,404

BALANCE SHEET DATA:

Total assets	$24,755,243	$34,300,780	$31,866,647	$26,471,002	$24,484,371

Total debt	$22,389,292	$23,901,833	$14,154,233	$12,508,974	$12,018,312

Stockholders’ (deficit) equity	$(1,272,197)	$7,196,859	$10,956,620	$10,318,026	$9,886,780

ITEM 7  -               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS: YEAR ENDED SEPTEMBER 30, 2002, COMPARED WITH YEAR ENDED SEPTEMBER 30, 2001

All statements contained herein that are not historical facts, including, but not limited to, statements regarding the Company’s current business strategy, the Company’s projected sources and uses of cash, and the Company’s plans for future development and operations, are based upon current expectations.  These statements are forward-looking in nature and involve a number of risks and uncertainties.  Actual results may differ materially.  Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital to finance the Company’s business plans on terms satisfactory to the Company and the Company’s ability to obtain forbearance from its lenders; competitive factors; changes in labor, equipment and capital costs; changes in regulations affecting the Company’s business; future acquisitions or strategic partnerships; general business and economic conditions; and factors described from time to time in the reports filed by the Company with the Securities and Exchange Commission.  The Company cautions readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Litigation Reform Act of 1995 and, as a result, are pertinent only as of the date made.

Fiscal year 2002 started in the immediate aftermath of September 11, 2001.  This twelve month period (from October, 2001, through September, 2002) was one of grave political and economic uncertainty, more severe than any in recent U.S. history.  The impact on the manufacturing sector in this country was dramatic.  Throughout the year, businesses in general, with no forewarning, suspended or postponed capital spending, cut R&D budgets, implemented drastic inventory reduction plans, pared payrolls, extended payment terms, and cancelled, suspended or curtailed long-term purchasing agreements.  All of these have had a significant impact on Allied’s sales volume.  Throughout fiscal 2002, the Company encountered a seemingly continuous series of contractions in the various industrial sectors into which the Company sells its products.  Such sustained and extreme deterioration in business conditions has been unprecedented since the Company first started in 1947.  As each such contraction occurred, management formulated and carried out plans of action to address and counteract the situation, all the while adhering to the Company’s core strategies.  The outcome has provided for the continued operation of the business, although the financial condition of the Company has deteriorated significantly.

One of management’s central strategies has been to position Allied Devices as an exceptional supplier of critical mechanical and electro-mechanical components and sub-assemblies to OEMs that are leaders or prospective leaders in a diverse array of industries.  Such critical components and sub-assemblies include devices with engineering value added, made from exotic or tough materials, with features that are beyond the capabilities of many machining businesses to produce with reliable, consistent quality. The Company has dedicated substantial effort and resources over the past several years to developing capabilities that are scarce in the markets in which it competes, and management believes that the Company has successfully gained recognition and respect for its capabilities in target markets and for its world class performance in manufacturing such devices.  Sales initiatives undertaken during this slow period have secured new customer relationships and favorable opportunities for manufacturing new product when market conditions improve.

Through much of its history, Allied has sought to maintain a diverse mix of companies in its customer base, a strategy that has served to mitigate the impact of downturns in particular sectors or industries by relying on continued strength in other sectors.  As happened in three quarters of fiscal 2001 and throughout fiscal 2002, effectively all of the industries that the Company serves experienced significant and simultaneous slow-downs.  The impact on Company sales began to register part way through the second quarter of its fiscal year 2001 and has continued unmitigated through all of fiscal 2002.  Broad and steady deterioration in the U.S. economic climate, particularly in the manufacturing sector, prompted a marked downturn in capital spending, resulting in dramatic slow-downs for Allied’s customers, which in turn prompted a contraction over the two years of nearly 50% in sales for the Company.  Fiscal year 2003, to date, has not shown any improvement, thus perpetuating an environment highly averse to risk-taking and capital spending.

Despite conscious efforts by management to maintain industry diversification, the semiconductor equipment sector had grown dramatically in the period beginning 1999, becoming the largest in the Company’s revenue mix, representing an estimated 63% of sales at its peak in fiscal year 2000.  While industry analysts report varying numbers, overall contraction in semiconductor equipment volume appears to have been about 75%; while there is some potential for further deterioration, experts project that the industry has “bottomed” with prospects for improvement beginning during or after the third quarter of calendar 2003.  When this highly cyclical industry is in a downturn phase, its OEMs typically place new business with their suppliers only when they have firm orders for product, resulting in erratic and meager volumes with substantial pressure for lower costs and short lead-times.  That has been the Company’s experience during this downturn: shipments to this sector have shrunk by 75% and represented some 24% of its revenue mix in fiscal 2002.

Other industries important to the Company’s revenue stream include aerospace instrumentation and controls, defense contractors, mass flow metering and control devices, medical diagnostics, scientific instrumentation, robotics, oil-field equipment and telecommunications.  Management’s research indicates that all of these sectors but defense also experienced material declines in activity during 2001 and 2002.

Net sales for fiscal 2002 were approximately $18,246,000, as compared to $29,868,000 in fiscal 2001, a decrease of approximately 39%.  This significant reduction in sales volume is a result of comparing record high levels of sales in the early months of fiscal 2001 with unprecedented weakness throughout fiscal 2002.  The weakness in sales volume is, in management’s opinion, the product of economic and market factors, not loss of customers or market share.

During fiscal 2001, management had established and pursued its strategy for weathering the downturn by targeting to operate at cash break-even while waiting for the economy to recover.  The Company continued to follow this strategy throughout fiscal 2002.  “Cash break-even” for these purposes included a plan whereby the Company’s various lenders would accommodate the Company with forbearance on principal repayments until a recovery plan could be reasonably carried out.  To date, such lenders have provided such forbearance.  On the premise that the Company will ultimately resume pursuit of its growth plans and return to sales levels and gross margins experienced in late fiscal 2000 and early 2001, management has not planned to sell off equipment or downsize facilities; indeed, its objectives and general strategy for achieving them remain essentially unchanged.

Gross profit for fiscal 2002 and fiscal 2001 was 4.63% and 16.60%, respectively.  The following factors account for this decline:

1.               Net materials expense (expressed as a percentage of sales) increased by 7.14%, thereby decreasing gross margins.  Included in this year-to-year change is a write off of discontinued, inactive and excess inventories, amounting to 4.62% of this increase.  The remainder of the increase is principally the product of two offsetting factors: manufacturing (rather than purchasing) certain products created cash savings and lowered materials expense, but such savings were more than offset by higher unit costs inherent in small lots related to prototypes, qualification articles and short runs.  Compounding these effects were two other issues, forcing Allied to turn to higher cost sources: certain low cost suppliers either went out of business or discontinued production, and certain traditional sources for materials were unwilling to extend credit terms acceptable to the Company.  All of these effects were particularly pronounced in the third and fourth quarters of fiscal 2002.

2.               Factory labor costs decreased as an absolute number, but, expressed as a percentage of sales, increased during fiscal 2002.  Indirect payrolls (for supervisory, quality and support staff) are relatively fixed costs, limiting the timing and degree to which cuts can be made without impairing the Company’s ability to produce.  Direct labor costs (expressed as a percentage of sales) increased, impacting margins as a function of two principal factors during fiscal 2002: (1) the mix of manufacturing work changed, from being more heavily production oriented in fiscal 2001, to being, in fiscal 2002, exclusively short runs, prototypes, and qualification lots (all of which are typically low in productivity); and (2) the Company, as a policy decision, manufactured a range of products in-house that had previously been purchased, substituting in-house direct labor for outside costs.  The combined net effect of these factors on labor expense for product shipped was a decrease in gross margins of 0.20%.

3.               Factory overhead expenses increased as a percentage of sales by 4.63%. While aggressive action on management’s part cut controllable overhead costs substantially, certain non-labor factory costs are fixed in nature, principally rent, depreciation, and casualty and liability insurances. Controllable expenses decreased as a percentage of sales, improving gross margins by 1.39%; offsetting these improvements was the steep decline in shipments against relatively fixed costs, reducing gross margins by 6.02%.

During the second half of fiscal 2002, the Company launched a program to increase prices on its catalog products over the course of 12 months.  The impact on fiscal 2002 results is deemed negligible by management.

Selling, general and administrative expenses declined approximately $1,856,000, from $8,031,000 in fiscal 2001 to approximately $6,175,000 in fiscal 2002.  This year-to-year decrease of approximately 23.11% was the result of implementing a series of cost-cutting measures devised by management.  However, because of the severity of the sales downturn, such costs represented an increase of 6.96% in fiscal 2002 when expressed as a percentage of net sales. The following factors account for the change from fiscal 2001:

1.               Selling, shipping and commission expenses decreased by 42.52%, but expressed as a percentage of net sales decreased by only 0.29%.

2.               Administrative payroll, benefits, and related expenses decreased by 21.71% from the prior year but, expressed as a percentage of net sales, increased by 3.98% as management refrained from laying off certain human resources it considers critical to the Company’s strategies.

3.               Other administrative expenses (collectively) decreased by 13.30%.  Excluding the effect of non-cash expenses (depreciation and amortization), these expenses decreased by 38.69% from the prior year. However, when expressed as a percentage of decreased levels of net sales, these expenses (cash and non-cash combined) increased by approximately 3.27%.  Of this increase, 3.26% represented non-cash expenses.

In the fourth quarter of fiscal 2002, the Company recorded a charge of approximately $2,324,000 representing an impairment loss on the goodwill of its APPI subsidiary.  Analysis of current business trends of APPI indicated that undiscounted future cash flows would be less than the carrying value of its net assets.  The resultant charge represents the difference between the carrying and fair value of those assets.  Fair value is estimated based on discounted projected future cash flows.

Interest expense, net, was approximately $1,809,000 in fiscal 2002 as compared to $1,706,000 in fiscal 2001.  This increase is attributable to a higher average level of indebtedness (from financing of new production equipment in late fiscal 2001, financing of restructuring plans and lay-offs implemented during fiscal 2001, an increase in the fair value of an interest rate collar, and issuance of certain notes in connection with acquisitions).  Lower market interest rates partially offset the increase in the year-to-year comparable periods.

Benefit for income taxes is estimated at 8.83% and 35.7% of pre-tax loss for fiscal 2002 and 2001, respectively, as a combination of federal and state taxes.  See the notes to the consolidated financial statements for reconciliation to the federal statutory rate.

RESULTS OF OPERATIONS: YEAR ENDED SEPTEMBER 30, 2001, COMPARED WITH YEAR ENDED SEPTEMBER 30, 2000

During fiscal 2001, the Company dealt with a continuous series of challenges that arose from events generally beyond management’s control.  As each challenge materialized, management formulated and carried out plans of action to address the situation, all the while consistently adhering to the Company’s core strategies. The outcome has provided for the continued operation of the business, although the financial condition of the Company has deteriorated materially.

Net sales for fiscal 2001 were approximately $29,868,000 as compared to $32,575,000 in fiscal 2000.  This decrease, year-on-year, of 8.3% was the result of an exceptionally strong start to the year followed by a very weak second half, as shown in the following table:

Quarter of Fiscal 2001	Calendar Period	Period Sales	Annualized Revenues	% Change from Same Period Prior Year
1	Oct-Dec 2000	$9,672,000	$38,690,000	+42.9%
2	Jan-Mar 2001	$9,576,000	$38,304,000	+22.6%
3	Apr-Jun 2001	$5,932,000	$23,727,000	-28.8%
4	Jul-Sep 2001	$4,688,000	$18,751,000	-51.5%

Management believed the severe contraction in capital spending in the economy had been the most pronounced (sudden and deep) to affect the Company’s shipments in over 20 years.  To the best of management’s knowledge, the Company had not lost any significant customers during this period.  Indeed, the Company had endeavored to take advantage of this slow period to gain attention and market share from accounts that were previously difficult to penetrate; the sales force was deployed aggressively to reach decision makers who were too busy “keeping up” in boom times to consider the merits of changing vendors.  In all its operations, the Company remained dedicated to providing top quality and superior service to all of its customers, regardless of sector.  Management expected that, as a result of the value package it markets and delivers to its customers, the Company would enjoy success in attracting sales through consistent application and continuous re-evaluation of its marketing strategy, in the belief that the Company would realize a steady improvement in market share and quality of customer relationships.  While current sales levels were depressed, management believed that new accounts gained during the slowdown would yield a growth rate well above industry average once the recovery began in the U.S. manufacturing sector.  The principal stimulants to such growth would have been, in management’s estimation, the following: (1) a continued focus on selling product requiring sophisticated engineering content; (2) a series of programs of continuous improvement, including maintaining its ISO-9002 status, particularly in the areas of customer service and support; (3) a program to develop “key accounts” by offering an expanded range of support services, including contract manufacturing services; and (4) a continued effort to diversify into new or under-developed industries, thereby reducing dependence on volatile technology-related sectors of the economy.

From an operating perspective, management reacted to this downturn in stages, tailoring spending and staffing to anticipated sales volume.  Strategically, the Company’s goal has been to cut the minimum amount necessary to survive the current downturn so that valuable resources marshaled or developed to support long term growth would not be sacrificed to short term exigencies.  Thus, by the end of the fiscal year, a series of layoffs and cost-cutting measures had been completed, effectively curtailing discretionary spending, cutting operating hours, laying off a substantial number of people, and cutting administrative pay rates.  The benefits of such cost-cutting measures, as a general rule, become evident in the Company’s operating accounts on a delayed basis, principally as a result of satisfying on-going obligations before spending actually stops.  Management created a restructuring reserve to account for the expenses attendant to reducing the size of the business.  In addition to such operating considerations, management reviewed inventory valuations in light of current business conditions and wrote off potentially unsaleable materials.  In the interest of continuing to improve the Company’s market position during the current softness, management completed certain in-process expansion projects rather than “throw away” investment spending already completed.  In particular, the Company moved its APPI subsidiary into a new and larger facility in Sanford, Maine, consolidating three locations in Maine into one plant. There were certain impacts on the Company’s operating statements related to this move:

1.               The process of moving caused a number of abnormal expenses: short term disruptions to production flow; abnormally high levels of overtime; the direct costs of preparing the new building, vacating the old buildings, the physical move, and starting up in a new location; and the additional project staffing retained for organizing the move.

2.               To avoid disappointing customer expectations any more than necessary, the Company subcontracted a higher amount of manufacturing work than normal during a period of approximately three months.

3.               The Company sought to dispose of its lease obligations at the three facilities vacated through arranging for new tenants or finding sub-tenants.  As of fiscal year-end, a new tenant had been secured for one facility and the Company’s lease had been forgiven by the landlord; 60% of the space in a second facility was sub-leased in December, 2001; and the third remained vacant.  The occupancy expense in Maine will continue to be high until the space remaining vacant is sub-leased.

The Company’s gross margin was 16.60% of net sales in fiscal 2001, as compared to 30.07% in fiscal 2000.  Amongst others, the following three factors accounted for the bulk of this decline:

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

The following factors had the indicated impact on the cost of goods sold:   (1) net materials expense (exclusive of inventory write-offs) decreased as a percentage of sales, increasing gross margins by 3.91%, as the Company brought more manufacturing in-house to fill idle capacity, thereby purchasing less from the outside;  (2) management wrote off approximately $2.7 million of inventory and decreased its LIFO reserve, decreasing gross margins by 5.08%; (3) payroll costs increased as a percentage of sales, thereby lowering the gross profit percentage by 7.28%, as a by-product of the sudden and steep slowdown and certain temporary inefficiencies related to consolidating facilities in Maine; (4) the Company shipped a lower volume of product on relatively stable costs of factory overhead, decreasing gross margins by 3.14%; and (5) depreciation (a non-cash expense) increased as the Company added equipment to handle the strong growth experienced in the first two quarters of the fiscal year, and the larger depreciation expense was defrayed against lower shipments, reducing gross margins by 1.88%.  Management believes that margins will be restored to customary levels as the Company grows out of the downturn.

The Company did not increase prices materially in fiscal 2001.

Selling, general, administrative and restructuring expenses as a percentage of net sales were 29.95% in fiscal 2001, as compared to 23.05% in fiscal 2000. The following factors accounted for this change:  (1) selling and shipping expenses and commissions decreased approximately $50,000 during fiscal 2001 but when expressed as a percentage of net sales increased by 0.25%; (2) administrative payroll, benefits, and related expenses increased as a percentage of net sales by 1.61%, principally because reductions in staffing did not happen as rapidly as the decline in sales volume; (3) other administrative expenses (exclusive of depreciation and amortization) increased as a percentage of net sales by approximately 1.02%; (4) depreciation and amortization expenses (non-cash expenses) increased as a percentage of net sales by 0.96%; and (5) non-recurring expenses (restructuring and moving charges) increased SG&A expense by 3.06% as a percentage of net sales.  One-time costs related to moving and downsizing/restructuring in fiscal 2001 were approximately $915,000.

Interest expense increased by $486,000 in fiscal 2001 as a function of: (1) higher borrowings incurred to finance new equipment acquired in fiscal 2001; (2) borrowings incurred to finance restructuring and moving; (3) higher interest rates during the first half of the fiscal year, and (4) recognition of the fair value (cost) of an interest rate collar.

As a result of a tax loss carryback, an income tax refund of $606,000 has been accrued for fiscal 2001.  (Benefit) provision for income taxes in fiscal 2001 and 2000 was 35.7% and 36.0% of pre-tax income.  See the notes to the consolidated financial statements for reconciliation to the federal statutory rate.

LIQUIDITY AND FINANCIAL RESOURCES

During fiscal 2002, the Company’s financial condition eroded as a result of the effects of continued severe recessionary business conditions in the U.S. manufacturing sector.  Operating activities provided cash totaling approximately $1,413,000, net financing activities provided approximately $135,000, and capital expenditures used approximately $67,000, resulting in an increase in cash on hand of approximately $1,481,000 (see page F-7 of the Consolidated Financial Statements).  Because the Company is in default on certain of its institutional borrowings, all such borrowings have been classified as current. The Company is therefore operating with a working capital deficit, having classified approximately $16,460,000 million of debt as current.  The Company’s working capital deficit increased by $2,224,000 during fiscal 2002, to approximately $(9,638,000) at the end of the period.  The following changes in assets and liabilities account for this change:

1.               Accounts receivable (net of reserve for doubtful accounts) increased by approximately $160,000 during fiscal 2002. The average collection period for the year remained at approximately 45 days.

2.               Inventories decreased by approximately $298,000 (exclusive of a $2.5 million write off of inactive and slow-moving products) during fiscal 2002.  Turns on inventory during fiscal 2002 averaged approximately 2.5 times, as compared to 2.0 times for fiscal 2001.  This improvement is in line with the Company’s strategy to conserve cash by working down inventory levels where possible.

3.               Management wrote off approximately $2,504,000 of slow moving and inactive inventory.  In light of the protracted period of decreased sales, the Company conducted a review of saleability of its inventories in light of current business conditions and concluded that an additional write-off would be prudent.

4.               Prepaid and other current assets (including income tax refund receivable) decreased by $561,000, principally as a result of the collection of an income tax refund.

5.               Current liabilities, exclusive of current portions of long-term debt and capital lease obligations, increased approximately $342,000, as a result of higher levels of payables, accrued expenses and an increase in the fair value of an interest rate collar.

6.               Current portions of long-term debt and capital lease obligations increased by $161,000.

7.               Cash balances increased by approximately $1,481,000.

Outlays for capital expenditures in fiscal 2002 amounted to $67,000.  Property, plant and equipment (net) decreased approximately $1,923,000 as a result of returning to the lessor certain under-utilized equipment on a capitalized lease in exchange for retirement of the full amount of related debt outstanding (approximately $2,113,000).  The Company recorded a related gain of approximately $173,000, net of disposition costs.

The Company’s net borrowings, exclusive of the capitalized lease obligation described hereinabove, increased by approximately $135,000 during fiscal 2002. This is the result of certain accruals recorded for interest payments not currently due that are included in long-term debt and classified as long term.  The Company is currently in default on certain of its debt agreements and has classified such debt as current.

The following is a summary schedule of the Company’s significant contractual cash obligations for the periods indicated that existed as of September 30, 2002, based on information appearing in Notes 10 and 11 to the Consolidated Financial Statements:

	2003	2004	2005	After 2005	Total
Long-term debt	$10,712,500	$—	$—	$5,890,697	$16,603,197
Capital lease obligations	5,765,759	17,765	2,571	—	5,786,095
Operating leases	859,942	875,098	891,005	4,809,755	7,435,800
Total contractual cash obligations	$17,338,201	$892,863	$893,576	$10,700,452	$29,825,092

The Company has a stockholders’ deficit of approximately $1,272,000, declining revenues and substantial current operating losses. Management believes that the Company’s working capital as now constituted will not suffice for the needs of the on-going business, and accordingly management is attempting to raise additional equity capital.  The Company is currently in default on certain of its debt agreements and is unable to generate sufficient cash from operations to fund its short term debt obligations.  The Company’s management has been in negotiations with certain debt holders for over one year to obtain forbearance on these defaults and on making principal payments on its debt.  Active discussions are underway with certain prospective investors and with the Company’s principal lenders with the goals of amending certain terms of its credit and equipment lease agreements, entering into forbearance agreements suspending principal payments for a period of time, modifying certain financial covenants, compromising principal amounts and infusing additional equity capital.

There can be no assurance that forbearance will be obtained, that the Company will return to profitability upon economic recovery, or that additional financing, if available, will be on terms acceptable to the Company.  Any additional stock or convertible financing could result in substantial dilution to stockholders.  Should management be unable to obtain forbearance or additional financing, the Company will not be able to continue in its present form.

In connection with their report on the Company’s Consolidated Financial Statements as of and for the year ended September 30, 2002, BDO Seidman, LLP, our independent certified public accountants, expressed substantial doubt about our ability to continue as a going concern because of recurring net losses and inability to fund current debt obligations.

CRITICAL ACCOUNTING POLICES

The Company’s significant accounting polices are disclosed in the Notes to Consolidated Financial Statements.  Of those accounting polices, the following are more critical and are summarized below.

Revenue Recognition:

Sales are recognized upon shipment of products.  All sales are shipped F.O.B. shipping point and are not sold subject to a right of return unless the products are defective.  The Company’s level of returns arising from defective products has historically been immaterial.

Inventory Valuation:

Inventories are valued at the lower of cost (first-in, first-out (FIFO) method) or market.  Cost is comprised of material, direct labor and manufacturing overhead on manufactured product.  Based on historical usage and management’s evaluation of estimated future demand, market conditions and alternative uses for possible excess, inactive, slow-moving or obsolete parts, reserves are recorded.  Excess and obsolete inventory is periodically disposed of through alternative uses or scrapping.

Impairment of Long-Lived Assets:

Long-lived assets, including goodwill, are reviewed periodically for impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable.

Use of Estimates:

As required under accounting principles generally accepted in the United States, the consolidated financial statements include estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  Actual results could differ from these estimates and assumptions.

VULNERABILITY TO RECESSION

The Company’s cost structure is largely made up of “fixed costs”, with “variable costs” accounting for less than 40% of net sales.  The Company expects, therefore, to experience materially adverse effects on profitability from any marked downturn in sales volume until management is able to reduce fixed costs. Because the Company’s delivery lead-times are relatively short, there is relatively little backlog at any given time, and the effect of a downturn in sales volume is felt almost immediately.  A material portion of the Company’s sales are made to customers in the semiconductor equipment industry, an industry noted for its highly cyclical nature.  The Company is making efforts to diversify the composition of its sales profile to mitigate its exposure to such cyclicality and the related impact on the Company’s sales.

IMPACT OF INFLATION AND OTHER BUSINESS CONDITIONS

Management believes that inflation has no material impact on the operations of the business. The Company has customarily been able to react to increases in market costs of material and labor through a combination of greater productivity and selective price increases. The Company has no exposure to long-term fixed price contracts.

RECENT ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board (“FASB”)  issued Statement of Financial Accounting No. 141, “Business Combinations” (“FAS No. 141”), which requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill, and requires that unallocated negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized.  The Company will account for business combinations after June 30, 2001 in accordance with the guidance in FAS No. 141.

In June 2001, the FASB also issued Statement of Financial Accounting No. 142, “Goodwill and Other Intangible Assets” (“FAS No. 142”).  Under FAS No. 142, goodwill and indefinite lived tangible assets will no longer be amortized.  Instead, goodwill and indefinite lived tangible assets will be subject to annual impairment tests performed under the guidance of the statement.  Additionally, the amortization period of intangible assets with finite lives will no longer be limited to forty years.  The Company’s business combinations prior to adoption of FAS No. 142 have been accounted for using the purchase method.  As of September 30, 2002, the net carrying value of goodwill was $5,230,653, which is net of a write off of $2,323,765 related to an impairment.  Amortization expense during the year ended September 30, 2002, was approximately $696,000.  The Company will implement FAS No. 142 on October 1, 2002.  The Company is studying the effects of implementing FAS No. 142 which may have a material adverse effect on the Company’s financial statements.

In June, 2001, the FASB also issued Statement No. 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets” (“Statement 143”). The objective of Statement 143 is to establish an accounting standard for the recognition and measurement of an asset retirement obligation on certain long-lived assets. The retirement obligation must be one that results from the acquisition, construction or normal operation of a long-lived asset. Statement 143 requires the legal obligation associated with the retirement of a tangible long-lived asset to be recognized at fair value as a liability when incurred, and the cost to be capitalized by increasing the carrying amount of the related long-lived asset. Statement 143 will be effective for the Company’s fiscal year beginning October 1, 2002. The Company is currently evaluating the effect of implementing Statement 143, but does not expect it to have a material adverse effect on the financial statements.

In October, 2001, the FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“Statement 144”). Statement 144 supersedes Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” (“Statement 121”) and retains the basic requirements of Statement 121 regarding when and how to measure an impairment loss. Statement 144 provides additional implementation guidance on accounting for an impairment loss. Statement 144 is effective for all fiscal years beginning after December 15, 2001.  The Company anticipates that the adoption of Statement 144 will not have a material effect on the Company’s financial position or results of operations.

In April, 2002, the FASB issued Statement No. 145, “Rescission of Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Correction” (“Statement 145”). Statement 145 eliminates extraordinary accounting treatment for reporting gains or losses on debt extinguishments, and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement are effective for fiscal years beginning after May 15, 2002; however, early application of Statement 145 is encouraged. Debt extinguishments reported as extraordinary items prior to scheduled or early adoption of this Statement would be reclassified to other income in most cases following adoption.  The Company is currently evaluating the impact the adoption of Statement 145 would have on its consolidated results of operations subject to the evaluation in accordance with APB 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”.

In June, 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“Statement 146”), which changes the accounting for costs such as lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity initiated after December 31, 2002. The standard requires companies to recognize the fair value of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  The Company anticipates that the adoption of Statement 146 will not have a material effect on the Company’s financial position or results of operations.

ITEM 7A  -            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk for changes in interest rate relates primarily to the Company’s variable rate debt.  The Company manages this risk through the utilization of an interest rate collar in an amount not exceeding the principal amount of its outstanding debt.  At September 30, 2002, the notional amount of the Company’s interest rate collar was $6,000,000 with an interest rate cap of 6.25% and an interest rate floor of 5%.  The interest rate collar expires December 31, 2003.  The interest rate collar is accounted for as a fair value hedge and the Company recorded an interest expense as calculated using the mark-to-market method.

ITEM 8  -               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(1)                                  Financial Statements

See index to Financial Statements on Page F-2.

ITEM 9  -               CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10  -             DIRECTORS AND EXECUTIVE OFFICERS

The Executive Officers and Directors of the Company are as follows:

Name	Age	Position(s) Held with Company

Mark Hopkinson	55	Chairman of the Board of Directors, Chief Executive Officer, Secretary

Salvator Baldi	81	Executive Vice President, Director

P.K. Bartow	55	Director

Christopher T. Linen	55	Director

Michael Michaelson	80	Director

Michael Foster	67	Director

Paul M. Cervino	48	President, Principal Operating Officer, Treasurer

Andrew J. Beck	54	Assistant Secretary

Gerald J. Bentivegna	53	Chief Financial Officer, Principal Accounting Officer

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

Mark Hopkinson, age 55, has been Chairman of the Board since 1981, when he and Mr. Bartow organized the acquisition of the Company.  He also served as President of the Company from 1981 until March, 1994.  He is a graduate of the University of Pennsylvania and of the Harvard Graduate School of Business Administration.  Prior to acquiring Allied Devices, he was a management consultant, working originally with Theodore Barry & Associates from 1977 to 1978 and later as an independent and with the Nicholson Group from 1978 to 1981.  The focus of his work in the period leading up to 1981 was development of emerging growth companies, both in the United States and in lesser-developed countries.  He served as an officer in the United States Navy from 1969 to 1972.

Salvator Baldi, age 81, was one of the original founders of the Company in 1947. He has been a Director of the Company since February, 1994.  The business was started as a general machine shop and developed through the years as a supplier to certain principal competitors of the Company in the market for standardized precision mechanical parts.  By the late 1970’s, the Company had become a competitor, offering its own catalog of components.  He and his partners sold the Company to the investor group assembled by Mr. Hopkinson and Mr. Bartow in October, 1981, with Mr. Baldi remaining with the Company under an employment contract.  By the time his contract expired two years later, Mr. Baldi had negotiated to repurchase an interest in the Company.  He currently works on an abbreviated work schedule.

P.K. Bartow, age 55, is President of The InterBusiness Marketing Group.  From March, 1994 through November, 1998, he was President of the Company.  He served as Vice President of the Company from when he and Mr. Hopkinson organized its acquisition in 1981 until March, 1994. While active in management at the Company, Mr. Bartow was Director of Marketing and Sales, and he continues to provide marketing consulting services to the Company.  Prior to acquiring the Company, Mr. Bartow had joined the Nicholson Group in 1978, and performed facility and feasibility studies for emerging growth companies.  Mr. Bartow received a B.A. degree from Williams College in 1970, and a M. Arch degree from the University of Pennsylvania in 1974.

Christopher T. Linen, age 55, became a Director of the Company during fiscal 1997.  He is currently the principal of Christopher Linen & Company, through which he has invested in a series of early stage, internet and technology-related enterprises.  Prior to this, from 1975 until 1996, he was an executive with Time Inc. (later Time Warner Inc.) where he managed a series of six subsidiaries or divisions in Asia, Latin America, the United States, and worldwide.  Prior to that, he was Assistant Financial Director of the Italhai Holding Company, Ltd. (Bangkok), during which tenure he was Publisher of the Bangkok World, an English language daily newspaper.  He is Chairman of Nirvana Soft Inc., and a Trustee of The Family Academy, an experimental public school.  He holds a B.A. from Williams College and attended the Graduate School of Business Administration at New York University.

Michael Michaelson, age 80, has been a Director of the Company since 1990.  He has been President and sole stockholder of Rainwater Associates, Inc. since 1979,

providing management and marketing consultation services to clients principally in publishing and related industries.  From 1986 to 1989, he was Chairman of the Council on Economic Priorities.  From 1977 to 1979, he was co-founder and Chairman of the Board of Games Magazine, which was sold to Playboy magazine in 1979.  From 1970 to 1978, Mr. Michaelson worked for Publishers Clearing House, where he was Senior Vice President. From 1968 to 1970, he was President and Founder of Campus Subscriptions, Inc. Mr. Michaelson served in the United States Army in the South Pacific during World War II, where he was a Company Commander in the 35th infantry, 25th division and received the Bronze Star and the Purple Heart.  He received a B.S. degree from New York University in 1948.

Michael Foster, age 67, became a Director of the Company in fiscal 2001.  In 1999, Mr. Foster retired as Chairman and CEO of WPI Group, Inc., a publicly traded manufacturer and marketer of a broad range of rugged hand held DOS and Windows based computers for industrial applications, as well as a group of power products, including electronic ballasts, transformers and complete power systems. He has also served as a Director and member of the Executive Committee and Audit Committee of Foilmark, Inc., a Massachusetts based manufacturer of metalized foils and foil stamping equipment whose stock was publicly traded.

Paul M. Cervino, age 48, has been the President of the Company since August, 2000 and Chief Operating Officer of the Company since November, 1998.  From January, 1996, until October, 1998, he served as Chief Financial Officer of the Company.  Prior to 1996, he was employed by Sotheby’s Holdings, Inc., an international art auction house.  From 1992 to 1995, he was a member of the European Board of Directors and Chief Financial Officer of Sotheby’s Europe and Asia, operating in London.  From 1985 to 1992, he was a Director and Chief Financial and Administrative Officer of Sotheby’s North America.  From 1976 to 1985, he worked for Sotheby’s in various other financial capacities.  Mr. Cervino received a B.S. in Accounting from St. John’s University and an M.B.A. in Finance from Pace University.

Andrew J. Beck, age 54, has been a partner with the law firm of Torys LLP since prior to 1989.  He became Assistant Secretary of the Company in March, 1994. Mr. Beck holds a B.A. in economics from Carleton College and a J.D. from Stanford University Law School.

Gerald J. Bentivegna, age 53, has been the Chief Financial Officer of the Company since July, 2001.  Prior to 2001, he was employed by CopyTele, Inc., an encryption and display company.  From 1994 to 2000, he served as Vice President - Finance and Chief Financial Officer of CopyTele, and was elected to their Board of Directors in 1995. Prior to 1994, Mr. Bentivegna was employed at Marino Industries Corp. for approximately 10 years, where he served as Chief Financial Officer, Treasurer and Controller.  He holds an M.B.A. degree in Finance from Long Island University and a B.B.A. degree in Accounting from Dowling College.

ITEM 11  -             EXECUTIVE COMPENSATION

The following table sets forth the salary and bonus compensation paid during the fiscal years ended September 30, 2002, 2001 and 2000 to the Chairman and Chief Executive Officer of the Company.  No other Executive Officer of the Company received fiscal 2002 salary and bonus compensation which exceeded $100,000. The Company’s non-employee Directors received options to purchase the Company’s stock in lieu of the monetary portion of consideration for their services, 25,000 options per year for their services as such, and reimbursement for any expenses they may incur in connection with their services as Directors.

“Summary Compensation Table”

Name and Principal Position	Fiscal Year	Salary	Other Annual Compensation	Long Term Compensation Awards-Options/ SAR’s
Mark Hopkinson, Chairman and Chief Executive Officer	2002	$121,516	$0	0

	2001	$160,741	$25,000	0

	2000	$128,535	$0	225,000

Under the terms of the Company’s 1993 Incentive Stock Option Plan, the following options were granted to the Chief Executive Officer of the Company during fiscal year 2002.

“Option/SAR Grants in Last Fiscal Year”

Name	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date
Mark Hopkinson	0	0%	N/A	N/A

Aggregated Options/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values.

			Number of Securities Underlying Unexercised Options/SARs at FY-End (#)	Value of Unexercised In-the-Money Options/SARs at FY-End(1)

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Exercisable/ Unexercisable	Exercisable/ Unexercisable
Mark Hopkinson	—	$—	279,000/0	$0/$0

(1) In-the-money options are those for which the fair market value of the underlying Common Stock exceeds the exercise price of the option. The value of the in-the-money options is determined in accordance with regulations of the Securities and Exchange Commission by subtracting the aggregate exercise price of the option from the aggregate year-end value of the underlying Common Stock.

Mr. Hopkinson deferred $40,145 in salary in fiscal 2002, which has been accrued.

Under the terms of the Company's 1993 Incentive Stock Option Plan (adopted in October, 1993 and amended in December, 1995, January, 1998 and February, 2001), the Board of Directors is empowered at its discretion to award options to purchase an aggregate of 2,000,000 shares of the Company’s common stock to key employees. Prior to fiscal 2002, the Company had granted options to purchase an aggregate of 1,509,000 shares to key employees and Directors, with exercise prices ranging from $0.35 to $3.00 per share.  During fiscal 2002, 66,000 of such options were cancelled.  Also during fiscal 2002, the Company granted options to purchase 303,750 shares of the Company’s common stock, with exercise prices ranging from $0.55 to $0.91 per share, to 6 individuals (four Directors, one Officer, and one  non-executive manager).

ITEM 12  -             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number and percentage of the shares of the Company’s Common Stock owned of record and beneficially by each person or entity owning more than 5% of such shares and by all executive officers, officers and directors, as a group at December 27, 2002:

Name	Number of Shares Owned	Current Percentage
Mark Hopkinson(1)(3) 325 Duffy Avenue Hicksville, NY 11801	1,032,011	19.74%

P.K. Bartow(2)(4) 325 Duffy Avenue Hicksville, NY 11801	914,366	17.43%

Salvator Baldi(1)(5) 325 Duffy Avenue Hicksville, NY 11801	653,075	12.62%

Michael Michaelson(2)(6) 325 Duffy Avenue Hicksville, NY 11801	257,500	4.95%

Christopher T. Linen(2)(8) 325 Duffy Avenue Hicksville, NY 11801	262,250	5.12%

Michael Foster(2)(10) 325 Duffy Avenue Hicksville, NY 11801	72,500	1.44%

Andrew J. Beck(7)(11) 325 Duffy Avenue Hicksville, NY 11801	16,000	0.32%

Paul M. Cervino(7)(9) 325 Duffy Avenue Hicksville, NY 11801	254,667	4.91%

Gerald J. Bentivegna(7)(12) 325 Duffy Avenue Hicksville, NY 11801	2,000	0.04%

All Executive Officers, Officers and Directors as a Group (9 persons)	3,464,369	53.24%

(1)                                  Executive Officer and Director.

(2)                                  Director only.

(3)                                  Mark Hopkinson is General Partner of the Hopkinson Family Partnership (in which he has exclusive management rights), which owns 700,000 of the shares included herein.  Also included in Mr. Hopkinson’s shareholdings are 279,000 shares represented by currently exercisable options. Mr. Hopkinson disclaims beneficial ownership of 15,700 shares owned by his wife.

(4)                                  Included in Mr. Bartow’s shareholdings are 297,500 shares represented by currently exercisable options.  Mr. Bartow disclaims beneficial ownership of 15,000 shares owned by his immediate family.

(5)                                  Included in Mr. Baldi’s shareholdings are 225,000 shares represented by currently exercisable options.  Mr. Baldi disclaims beneficial ownership of 100,000 shares owned by his wife and 95,000 shares owned by various members of his immediate family.

(6)                                  Mr. Michaelson’s shareholdings are comprised of 257,500 shares represented by currently exercisable options.  Mr. Michaelson disclaims beneficial ownership of 216,000 shares owned by his wife.

(7)                                  Officer only.

(8)                                  Included in Mr. Linen’s shareholdings are 176,250 shares represented by currently exercisable options.

(9)                                  Included in Mr. Cervino’s shareholdings are 239,067 shares represented by currently exercisable options.

(10)                            Mr. Foster’s shareholdings are comprised of 72,500 shares represented by currently exercisable options.

(11)                            Included in Mr. Beck’s shareholdings are 10,000 shares represented by currently exercisable options.

(12)                            Mr. Bentivegna’s shareholdings are comprised of 2,000 shares represented by currently exercisable options.

ITEM 13  -             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

ITEM 14  -             CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer (its principal executive officer, principal operating officer, and principal financial officer, respectively) have concluded, based on their evaluation as of a date within 90 days prior to the filing of this report, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer, Chief Operating Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15  -             EXHIBITS AND REPORTS ON FORM 8-K

(a)                  (1)(2)    Financial Statements and Financial Statement Schedule See Index to Financial Statements on page F-2

(3)          Exhibits

                        23.1  Consent of BDO Seidman, LLP

                        99.1 – 99.3  PEO, POO and PFO Certifications

(b)                 Reports on Form 8-K

No reports on Form 8-K were filed in the last quarter of fiscal 2002.

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

Signatures	Title	Date

/s/ Mark Hopkinson	Chairman of the Board,	January 13, 2003
Mark Hopkinson	Principal Executive Officer,
and Director

/s/ Salvator Baldi	Executive Vice President	January 13, 2003
Salvator Baldi	and Director

/s/ Philip Key Bartow	Director	January 13, 2003
Philip Key Bartow

/s/ Michael Michaelson	Director	January 13, 2003
Michael Michaelson

/s/ Christopher T. Linen	Director	January 13, 2003
Christopher T. Linen

/s/ Michael Foster	Director	January 13, 2003
Michael Foster

/s/ Paul M. Cervino	President, Principal Operating	January 13, 2003
Paul M. Cervino	Officer, and Treasurer

/s/ Gerald J. Bentivegna	Chief Financial Officer and	January 13, 2003
Gerald J. Bentivegna	Principal Accounting Officer

CERTIFICATION

Pursuant to 18 U.S.C. Section 1350,

As adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Mark Hopkinson certify that:

1.                    I have reviewed this annual report on Form 10-K of Allied Devices Corporation (the “registrant”);

2.                    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons fulfilling the equivalent function):

(a)  all significant deficiencies in the design or operation of  internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)         any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                    The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 13, 2003	Signature:	/s/ Mark Hopkinson
Principal Executive Officer

CERTIFICATION

Pursuant to 18 U.S.C. Section 1350,

As adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Paul M. Cervino certify that:

1.                    I have reviewed this annual report on Form 10-K of Allied Devices Corporation (the “registrant”);

2.                    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)          designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)         evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)          presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons fulfilling the equivalent function):

(a)          all significant deficiencies in the design or operation of  internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)         any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                    The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 13, 2003	Signature:	/s/ Paul M. Cervino
Principal Operating Officer

CERTIFICATION

Pursuant to 18 U.S.C. Section 1350,

As adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Gerald J. Bentivegna certify that:

1.                    I have reviewed this annual report on Form 10-K of Allied Devices Corporation (the “registrant”);

2.                    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)          designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)         evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)          presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons fulfilling the equivalent function):

(a)          all significant deficiencies in the design or operation of  internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)         any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                    The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 13, 2003	Signature:	/s/ Gerald J. Bentivegna
Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

23.1	Consent of BDO Seidman

99.1	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

99.2	Principal Operating Officer Certification pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

99.3	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

Allied Devices Corporation

and Subsidiaries

Consolidated Financial Statements

Years Ended September 30, 2002, 2001 and 2000

Report of Independent Certified Public Accountants

Stockholders and Board of Directors of

Allied Devices Corporation

Hicksville, New York

We have audited the accompanying consolidated balance sheets of Allied Devices Corporation and subsidiaries as of September 30, 2002 and 2001, and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended September 30, 2002.  We have also audited the schedule listed in the accompanying index for the same periods.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Allied Devices Corporation and subsidiaries at September 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2002 in conformity with accounting principles generally accepted in the United States.  Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein for each of the three years in the period ended September 30, 2002.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2, the Company has been unprofitable for the past two fiscal years and is in default on certain financial covenants contained in its debt agreements and is attempting to negotiate changes to the terms of its debt obligations.  In the absence of such contemplated changes, its current inability to generate sufficient cash from operations to fund its debt obligations raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are discussed in Note 2.  The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

As discussed in Note 6 to the financial statements, the Company changed its method of accounting for inventories in fiscal 2002.

BDO Seidman, LLP

Melville, New York

January 3, 2003

Consolidated Balance Sheets

September 30,	2002	2001
Assets
Current:
Cash	$1,536,299	$54,722
Accounts receivable, net of allowance for doubtful accounts of $58,000 and $60,000, respectively	2,291,625	2,131,273
Inventories	5,620,833	8,422,690
Prepaid expenses and other current assets	299,511	549,432
Income tax refund receivable	294,000	605,503
Total current assets	10,042,268	11,763,620
Property, plant and equipment, at cost, net of accumulated depreciation and amortization	9,368,554	13,182,951
Goodwill and other intangibles, net of accumulated amortization of $1,686,160 and $1,448,238	5,280,653	8,295,464
Deferred income taxes	—	885,400
Other assets	63,768	173,345
	$24,755,243	$34,300,780
Liabilities and Stockholders’ (Deficit) Equity
Current:
Accounts payable	$2,017,381	$1,648,924
Accrued expenses and other	1,184,787	1,211,534
Current portion of long-term debt and capital lease obligations	16,478,259	16,317,496
Total current liabilities	19,680,427	19,177,954
Long-term debt and accrued interest	5,911,033	7,584,337
Other liabilities	435,980	341,630
Total liabilities	26,027,440	27,103,921
Stockholders’ (deficit) equity
Common stock, $.001 par value, authorized 25,000,000 shares, issued 5,048,742; outstanding 4,948,392	5,049	5,049
Additional paid-in capital	3,520,970	3,520,970
Retained (deficit) earnings	(4,669,045)	3,800,011
Subtotal	(1,143,026)	7,326,030
Treasury stock, at cost (100,350 shares)	(129,171)	(129,171)
Total stockholders’ (deficit) equity	(1,272,197)	7,196,859
	$24,755,243	$34,300,780

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations

Year ended September 30,	2002	2001	2000
			(Restated)
Net sales	$18,246,189	$29,868,056	$32,575,127
Cost of sales	14,897,237	22,191,192	22,779,407
Write-off of discontinued products	2,503,560	2,718,859	—
Gross profit	845,392	4,958,005	9,795,720
Selling, general and administrative expenses	6,175,483	8,031,342	7,507,908
Impairment of goodwill	2,323,765	—	—
Restructuring expense	—	914,785	—
(Loss) income from operations	(7,653,856)	(3,988,122)	2,287,812
Other (income) expense	(173,458)	(7,536)	69,503
Interest expense, net	1,809,372	1,706,338	1,220,592
(Loss) income before tax (benefit) expense	(9,289,770)	(5,686,924)	997,717
Tax (benefit) expense	(820,714)	(2,030,813)	359,123
Net (loss) income	$(8,469,056)	$(3,656,111)	$638,594
Net (loss) income per share — basic	$(1.71)	$(.74)	$.13
Net (loss) income per share — diluted	$(1.71)	$(.74)	$.12

See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders' (Deficit) Equity

	Common Stock $0.001 par value
	Number of Shares	Amount	Additional Paid-in Capital	Treasury Stock	Retained (Deficit) Earnings	Total Stockholders’ (Deficit) Equity
Balance, September 30, 1999, as reported	4,947,942	$4,948	$3,624,721	$(129,171)	$5,981,426	$9,481,924
Cumulative effect on prior years of change in inventory costing method (Note 6)					836,102	836,102
Balance, September 30, 1999, as restated					6,817,528	10,318,026
Net income					638,594	638,594
Balance, September 30, 2000	4,947,942	4,948	3,624,721	(129,171)	7,456,122	10,956,620
Net loss					(3,656,111)	(3,656,111)
Sale of common stock	800	1	2,599			2,600
Shares issued for acquisition	100,000	100	399,900			400,000
Stock price guarantee related to acquisition			(506,250)			(506,250)
Balance, September 30, 2001	5,048,742	5,049	3,520,970	(129,171)	3,800,011	7,196,859
Net loss					(8,469,056)	(8,469,056)
Balance, September 30, 2002	5,048,742	$5,049	$3,520,970	$(129,171)	$(4,669,045)	$(1,272,197)

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(Note 15)

Year ended September 30,	2002	2001	2000
			(Restated)
Cash flows from operating activities:
Net (loss) income	$(8,469,056)	$(3,656,111)	$638,594
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,850,147	2,469,080	1,806,807
Allowance for doubtful accounts	(2,000)	(7,000)	—
Provision (benefit) for income taxes	885,400	(1,112,400)	(408,000)
Write-off of inventories	2,503,560	2,718,859	—
Impairment of goodwill	2,323,765	—	—
Loss (gain) on sale of equipment	(189,903)	(7,536)	78,012
Unrealized loss on interest rate collar	47,248	200,000	—
Changes in assets and liabilities, net of effects from acquisitions:
Decrease (increase) in:
Accounts receivable	(158,352)	2,814,891	(1,888,280)
Inventories	298,297	(833,626)	742,952
Prepaid expenses and other current assets	249,921	(393,263)	6,941
Income tax refund receivable	311,503	(605,503)	—
Other assets	(80)	141,047	(114,043)
(Decrease) increase in:
Accounts payable and accrued expenses	715,649	(1,583,237)	2,438,551
Other liabilities	47,102	50,411	91,218
Income taxes payable	—	(881,801)	601,023
Total adjustments	9,882,257	2,969,922	3,355,181
Net cash provided by (used in) operating activities	1,413,201	(686,189)	3,993,775
Cash flows from investing activities:
Capital expenditures	(66,936)	(515,648)	(775,453)
Business acquisitions, net of cash acquired	—	(682,975)	(896,129)
Proceeds from sale of equipment	—	180,000	275,450
Net cash used in investing activities	(66,936)	(1,018,623)	(1,396,132)
Cash flows from financing activities:
Increase (decrease) in revolving credit borrowings	200,000	3,900,000	(500,000)
Principal payments on long-term debt and capital lease obligations	(64,688)	(2,777,363)	(2,105,496)
Proceeds from equipment financing	—	224,111	—
Proceeds from sale of common stock	—	2,600	—
Deferred financing costs	—	—	(25,000)
Net cash provided by (used in) financing activities	135,312	1,349,348	(2,630,496)
Net increase (decrease) in cash	1,481,577	(355,464)	(32,853)
Cash, beginning of period	54,722	410,186	443,039
Cash, end of period	$1,536,299	$54,722	$410,186

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.                Summary of Accounting Policies

(a)                                        Business

The Company is comprised of Allied Devices Corporation (“ADCO”), and its wholly owned subsidiaries, Empire - Tyler Corporation (“Empire”) and APPI, Inc. (“APPI”), (collectively the “Company”).

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

(c)                                         Inventories

During the first quarter of fiscal 2002, the Company changed its method of inventory costing from last-in first-out (LIFO) to first-in first-out (FIFO).  Prior periods have been restated to reflect this change (Note 6).

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

(d)                                        Depreciation and Amortization

Property, plant and equipment are stated at cost.  Depreciation and amortization of property, plant and equipment is computed using the straight-line method over the estimated useful lives of the assets.  The estimated lives are as follows:

Machinery and equipment	3 - 10 years
Tools, molds and dies	8 years
Furniture, fixtures and office equipment	5 - 7 years
Buildings and improvements	30 years
Leasehold improvements	Shorter of the lease term or the estimated useful life of the improvement

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

(f)                                            Earnings (loss) per share

Basic earnings (loss) per share are computed by dividing income available to common shareholders by the weighted average shares outstanding for the period and reflect no dilution for the potential exercise of stock options and warrants.  Diluted earnings (loss) per share reflect, in periods in which they have a dilutive effect, the dilution that would occur upon the exercise of stock options and warrants.   A reconciliation of the shares used in calculating basic and diluted earnings (loss) per share follows:

Year ended September 30,	2002	2001	2000
Weighted average shares outstanding — basic	4,948,392	4,935,965	4,847,592
Dilutive effect of options and warrants	—	—	690,156
Weighted average shares outstanding — diluted	4,948,392	4,935,965	5,537,748

Options and warrants totaling 1,750,717, 1,511,234 and 143,500 at September 30, 2002, 2001 and 2000, respectively, were antidilutive and, accordingly, excluded from the diluted calculation.

(g)                                        Intangible assets

The excess of cost over the fair value of net assets acquired is being amortized over periods of 15 and 20 years.  Deferred financing costs are amortized over the life of the related debt.

(h)                                        Long-lived assets

The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less cost to sell.  The Company recorded an asset impairment loss of $2,323,765 for the year ended September 30, 2002 (Note 3).

(i)                                           Revenue recognition

Sales are recognized upon shipment of products.  All sales are shipped F.O.B. shipping point and are not sold subject to a right of return unless the products are defective.  The Company’s level of returns arising from defective products has historically been immaterial.

(j)                                            Shipping and Handling Costs

The Company records its shipping and handling fee costs as required under EITF No. 00-10, “Accounting for Shipping and Handling Fee Costs.”  Accordingly, shipping and handling fee costs are recorded in Sales and Cost of Sales.

(k)                                        Advertising expenses

Advertising expenses are expensed as incurred and amounted to approximately $67,000, $206,000 and $203,000 for the years ended September 30, 2002, 2001 and 2000, respectively.

(l)                                           Stock based compensation

The Company accounts for stock based compensation using the intrinsic value method as permitted by SFAS No. 123 and will account for such transactions in accordance with Accounting Principles Board (“APB”) No. 25 and, as required by SFAS No. 123, provides pro forma information regarding net income (loss) as if compensation costs for the Company’s stock plan had been determined in accordance with the fair value method presented by SFAS No. 123.

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

(n)                                        Fair value of financial instruments

The carrying amounts of financial instruments, including cash, receivables, payables and short-term debt, approximated fair value as of September 30, 2002 and 2001.  The carrying value of long-term debt, approximates fair value as of September 30, 2002 and 2001 based upon the borrowing rates currently available to the Company for bank loans with similar terms and average maturities.

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

In the fiscal years 2002, 2001 and 2000, the Company’s ten largest customers represented approximately 49%, 52% and 48%, respectively, of sales.  The Company’s sales to the semiconductor equipment industry, which is experiencing economic difficulties, represented approximately 24%, 42% and 63% of total sales for the years ended September 30, 2002, 2001 and 2000, respectively.

(p)                                        Recent accounting pronouncements

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

(ii)                              Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board also issued Statement of Financial Accounting No. 142, “Goodwill and Other Intangible Assets” (“FAS No. 142”).  Under FAS No. 142, goodwill and indefinite lived tangible assets will no longer be amortized.  Instead, goodwill and indefinite lived tangible assets will be subject to annual impairment tests performed under the guidance of the statement.  Additionally, the amortization period of intangible assets with finite lives will no longer be limited to forty years.  The Company’s business combinations prior to adoption of FAS No. 142 have been accounted for using the purchase method.  As of September 30, 2002, the net carrying value of goodwill was $5,230,653, which is net of a write off in fiscal 2002 of $2,323,765 related to an impairment.  Amortization expense during the year ended September 30, 2002, was approximately $696,000.  The Company will implement FAS No. 142 on October 1, 2002.  The Company is currently studying the effects of implementing FAS No. 142 which may have a material adverse effect on the Company’s financial statements.

(iii)                          Accounting for Obligations Associated with the Retirement of Long-Lived Assets

In June 2001, the Financial Accounting Standards Board also issued Statement of Financial Accounting No. 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets” (“FAS No. 143”).  The objective of FAS No. 143 is to establish an accounting standard for the recognition and measurement of an asset retirement obligation on certain long-lived assets. The retirement obligation must be one that results from the acquisition, construction or normal operation of a long-lived asset.  FAS 143 requires the legal obligation associated with the retirement of a tangible long-lived asset to be recognized at fair value as a liability when incurred, and the cost to be capitalized by increasing the carrying amount of the related long-lived asset.  FAS No. 143 will be effective for the Company on October 1, 2002.  The Company is currently evaluating the effect of implementing FAS No. 143, but does not expect it to have a material adverse effect on the financial statements.

(iv)                            Accounting for the Impairment or Disposal of Long-Lived Assets

In October 2001, the Financial Accounting Standards Board also issued Statement of Financial Accounting No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS No. 144”), which supersedes Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (“FAS 121”).  Although it retains the basic requirements of FAS 121 regarding when and how to measure an impairment loss, FAS 144 provides additional implementation guidance.  FAS 144 will be effective for the Company on October 1, 2002.  The Company anticipates that the adoption of Statement 144 will not have a material effect on the Company’s financial position or results of operations.

(v)                                Rescission of Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Correction

In April 2002, the FASB issued Statement No. 145, “Rescission of Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Correction” (“Statement 145”). Statement 145 eliminates extraordinary accounting treatment for reporting gains or losses on debt extinguishments, and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement are effective for fiscal years beginning after May 15, 2002; however, early application of Statement 145 is encouraged. Debt extinguishments reported as extraordinary items prior to scheduled or early adoption of this Statement would be reclassified to other income in most cases following adoption.

The Company is currently evaluating the impact the adoption of Statement 145 would have on its consolidated results of operations subject to the evaluation in accordance with APB 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”.

(vi)                            Accounting for Costs Associated with Exit or Disposal Activities

In June 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“Statement 146”), which changes the accounting for costs such as lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity initiated after December 31, 2002. The standard requires companies to recognize the fair value of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  The Company anticipates that the adoption of Statement 146 will not have a material effect on the Company’s financial position or results of operations.

(q)            Investment derivatives and hedging activities

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

The Company adopted FAS 133 on October 31, 2000.  The effect of the adoption was immaterial.  The Company has an interest rate collar contract.  The notional amount is $6,000,000 with an interest rate cap of 6.25% and an interest rate floor of 5.00%. The interest rate collar expires December 31, 2003.  The collar reduces the Company’s exposure to interest rate increases on its variable rate debt.  The interest rate collar is accounted for as a fair value hedge.

During the years ended September 30, 2002 and 2001, the Company recorded approximately $47,000 and $200,000, respectively, of interest expense related to the fair value of the collar.

(r)              Reclassification

Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform with the presentation in the current year.

2.                Going Concern

The Company is currently in default on certain of its debt agreements, is unable to generate sufficient cash from operations to fund its short term debt obligations, and has been unprofitable for the last two fiscal years resulting in a $1,272,197 deficit in stockholders’ equity.  The Company’s management has been in negotiations with certain debt holders for over one year to obtain forbearance on these defaults and on making principal payments on its debt.  Active discussions are underway with certain prospective investors and with the Company’s principal lenders with the goals of amending certain terms of its credit and equipment lease agreements, entering into forbearance agreements suspending principal payments for a period of time, modifying certain financial covenants, compromising principal amounts and infusing additional equity capital.

There can be no assurance that forbearance will be obtained, that the Company will return to profitability upon economic recovery, or that additional financing, if available, will be on terms acceptable to the Company.  Any additional stock or convertible financing could result in substantial dilution to stockholders.  Should management be unable to obtain forbearance or additional financing, the Company will not be able to continue in its present form.  The financial statements do not contain any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.                                      Asset Impairment Loss

In accordance with FAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, the Company recorded an impairment loss of $2,323,765 on the goodwill of APPI (including goodwill from its Martin Machine, Inc. acquisition).  Current business trends of APPI indicated that the undiscounted future cash flows for this business would be less than the carrying value of the long-lived assets related to that business.  The loss recognized is the difference between the carrying value of APPI’s net assets and the estimated fair value of those assets based on discounted estimated future cash flows.

4.                                      Restructuring

In the third quarter of fiscal 2001, the Company developed and began to implement a cost savings initiative to increase long-term profitability.  The Company closed three manufacturing facilities and consolidated these operations into a new facility in Sanford, Maine, following an orderly transition of production to the new facility.

Other restructuring costs associated with downsizing to current business conditions include severance for layoffs throughout the Company and professional fees incurred in restructuring and forbearance negotiations. The Company estimated the costs associated with the restructuring to be approximately $915,000 and recorded this expense for the year ended September 30, 2001.  The restructuring expense consisted of $243,000 in moving costs paid and $672,000 in accrued expenses and liabilities.  The accrual in fiscal 2001 included approximately $392,000 ($142,000 in severance, $50,000 in moving costs, and $200,000 in professional fees with approximately $86,000 remaining at the end of fiscal 2002), and $280,000 in lease abandonment costs (approximately $138,000 remaining at the end of fiscal 2002) which will be paid through fiscal 2005.

5.                                      Acquisition

On July 8, 1998, with an effective date of July 1, 1998, the Company acquired the assets and business of APPI from Atlantic Precision Products, Inc., a manufacturer of high precision, machined components for original equipment manufacturers with advanced engineering requirements.  The price of net assets acquired (including assumption of specified liabilities) was made up of cash, stock, and performance consideration.  The consideration was $7,237,500 in cash and 250,000 shares of the Company’s common stock.  The common stock portion of the consideration was recorded at $4 per share, the value guaranteed by the Company.  On July 9, 2001, the Company settled the stock price guarantee portion of the APPI acquisition by issuing a note to the seller in the amount of $506,250 with interest thereon at 7% per annum. The note represents the difference between the guaranteed stock price of $4 per share and the average stock price from July 6 to July 9, 2001 for 250,000 shares of stock.  The Company has recorded this as a long term note payable (Note 10) and reduction of stockholders’ equity. The note is subject to a subordination agreement between the seller and the Company’s lending institution (Note 8).

The performance consideration was a stipulated percentage of the future earnings (as defined) for APPI for three years.  The Company’s policy with respect to any such contingent consideration was to record a liability for such amounts as the defined earnings were achieved.  After September 30, 2001 no further contingent consideration was accrued.  As of that date, contingent consideration of $5,981,061 was recorded as additional goodwill, of which $1,521,998 was paid in cash and $4,459,063 was delivered in the form of five year notes, subordinated to the bank credit facility (Note 8), due through September 30, 2006 bearing interest at 7% per annum, in accordance with the terms of the asset purchase agreement.  The total amount of goodwill amounted to $8,827,797 and is being amortized over a (15) fifteen-year period (Note 3).

On November 15, 2000, the Company acquired Martin Machine, Inc., (“Martin Machine”) located in Raymond, Maine.  The acquisition was accounted for using the purchase method of accounting, and results of operations of this company have been included in the Company’s consolidated financial statements from the date of acquisition.  Original purchase consideration amounted to $1,031,000, including the value of 100,000 shares of common stock (issued immediately following closing), $400,000 in cash, and a $300,000 five year note payable subordinated to the bank credit facility (Notes 8 and 10), due through September 30, 2006, bearing interest at 7% per annum.  Subsequent to the closing the Company paid an additional $18,912 in cash, which was recognized as additional goodwill.  The total excess of cost over the fair value of assets acquired amounted to $448,374, which has been recorded as goodwill and is being amortized over a (15) fifteen-year period (Note3).

The Company recorded an impairment loss of $2,323,765 on the goodwill of APPI (including goodwill from its Martin Machine, Inc. acquisition) (Note 3).

The acquisition of Martin Machine was immaterial to net sales and net income of the Company for the years ended September 30, 2001 and 2000 and therefore no pro forma information is provided.

The Company is adopting FAS No. 142 “Goodwill and Other Intangible Assets” on October 1, 2002.  At that date, the above goodwill will no longer be amortized and will be subject to annual impairment tests.

6.                                      Inventories

Inventories are summarized as:

September 30,	2002	2001
Raw materials	$634,604	$542,060
Work-in-process	1,043,629	1,616,320
Finished goods	3,942,600	6,264,310
	$5,620,833	$8,422,690

In recognition of current business conditions, the Company wrote off approximately $2,500,000 and $2,700,000 for the years ended September 30, 2002 and 2001, respectively, of inactive, slow moving and excess inventories.

During the quarter ended December 31, 2001, the Company changed its method of inventory costing from last-in first-out (LIFO) to first-in first-out (FIFO).  Prior periods have been restated to reflect this change.  Management instituted this change in method in part due to the Company’s write-off of certain slower selling inventories and the resultant elimination of the LIFO reserve, and in part because the rate of inflation has been minimal over the past several years.  In the current business environment, the FIFO method presents a more accurate valuation of inventory, achieving a better matching of revenues and expenses.  The change decreased net income in fiscal 2001 and 2000 by $0 and $836,102 ($.00 and $.00, and $.17 and $.15 per share basic and diluted, respectively) and increased retained earnings by the equal amount for years prior to 2000.

The following table presents the effect of the change on earnings for the years ended September 30:

September 30,	2001	2000
Net (loss) income as reported	$(3,656,111)	$1,474,696
Change in inventory costing method	—	836,102
Net (loss) income as restated	$(3,656,111)	$638,594
Basic (loss) earnings per share	$(.74)	$.30
Change in inventory costing method	$—	$.17
Basic (loss) earnings per share as restated	$(.74)	$.13
Diluted (loss) earnings per share	$(.74)	$.27
Change in inventory costing method	$—	$.15
Basic (loss) earnings per share as restated	$(.74)	$.12

7.                                      Property, Plant and Equipment

Property, plant and equipment consists of:

September 30,	2002	2001
Machinery and equipment	$17,201,771	$19,312,691
Tools, molds and dies	1,317,591	1,312,124
Furniture, fixtures and office equipment	675,933	675,933
Leasehold improvements	266,144	247,162
Building and improvements	94,520	94,520
Land	5,000	5,000
	19,560,959	21,647,430
Less: accumulated depreciation and amortization	10,192,405	8,464,479
Property, plant and equipment (net)	$9,368,554	$13,182,951

Included in machinery and equipment and office equipment at September 30, 2002 and 2001 is approximately $8,931,000 and $11,116,000, respectively, of equipment under capital lease agreements (Note 10).  At September 30, 2002 and 2001, the related accumulated depreciation amounts were approximately $3,174,000 and $2,224,000, respectively.  Property, plant and equipment decreased approximately $2,184,000 and accumulated depreciation decreased approximately $261,000 as a result of returning to a lessor certain under-utilized equipment on a capitalized lease in exchange for retirement of the full amount of related debt outstanding.  The Company recorded a related gain of approximately $173,000, net of disposition costs.

Depreciation and amortization expense totaled $1,989,000, $1,906,000 and $1,394,000 for the fiscal years ended September 30, 2002, 2001 and 2000, respectively.

8.                                      Credit Facilities

In July 1998, the Company entered into a new credit agreement with its existing lender and repaid all amounts due with respect to its previous credit facility.  The new credit agreement provided for a revolving credit loan and a term note.  During fiscal 1999, the revolving credit facility was amended.  Beginning in October 2001 and continuing currently, the Company and its lenders undertook to negotiate a Forbearance Agreement, prompted by the Company’s default on certain financial covenants contained in its lending agreements (Note 2).  No such agreement has been finalized to-date.

Under its credit agreement, the Company may borrow up to the lesser of $7,000,000 or 85% of eligible receivables and 60% of eligible inventory to a maximum of $5,000,000.  Interest is computed at the higher of the bank’s prime lending rate (5.0% at September 30, 2002) plus 1/2% or a LIBOR rate plus 2.50%.  The weighted average interest rate for fiscal 2002 was 5.21%.  The Company is required to pay a commitment fee on the average unused portion of the revolving credit commitment of ¼% per annum.  Borrowings under the revolving credit loan were $7,000,000 and $6,800,000 at September 30, 2002 and 2001, respectively.

Under the terms of the five and one-half year (66 months) term note, the Company originally borrowed $6,250,000. Interest thereon is computed at the higher of the bank’s prime rate plus 1/2% or a LIBOR rate plus 2.50%.  The weighted average interest rate for fiscal 2002 was 5.17%.  The term note is payable in twenty quarterly installments of principal, which began in March 1999.  The quarterly principal installments increase ratably from $150,000 per quarter during the first year to $400,000 per quarter for the last year plus a final installment of $950,000 on December 31, 2003.  The Company has not made any principal payments since September 30, 2001.

The proceeds of the term note and a portion of the funds drawn against the revolving credit loan were used to finance the APPI acquisition (Note 5).  In conjunction with the issuance of the term note, the Company issued the lender warrants to purchase 125,000 shares of its common stock (Note 12).  The value of the warrants totaled $97,000 and was accounted for as deferred financing costs (included in other assets) and is being amortized over the term of the credit agreement.

Borrowings under the credit facility are secured by a first priority security interest in the Company’s assets.

9.                                      Accrued Expenses and Other

Accrued expenses consist of:

September 30,	2002	2001
Commissions	$88,788	$74,256
Payroll and related	391,155	347,594
Other	704,844	789,684
	$1,184,787	$1,211,534

10.                               Long-term Debt and Capital Lease Obligations

Long-term debt consists of:

September 30,	2002	2001
Revolving credit loan (Note 8)	$7,000,000	$6,800,000
Term note (Note 8)	3,712,500	3,712,500
Acquisition notes plus accrued interest (Note 5)	5,890,697	5,456,759
Capital lease obligations with varying monthly payments and interest rates ranging from 7.2% to 9.9% per annum maturing 2003 through 2006; secured by an interest in specific machinery and equipment (Note 7)	5,786,095	7,932,574
Subtotal	22,389,292	23,901,833
Less: current maturities	16,478,259	16,317,496
Long-term debt and capital lease obligations	$5,911,033	$7,584,337

Deferred financing costs (gross) included in other assets amounted to $297,223 at September 30, 2002 and 2001.  Accumulated amortization amounted to $226,701 and $170,283 at September 30, 2002 and 2001, respectively.

The Company is in default on certain of its debt agreements, the outstanding amount of which has all been classified as current.  The following is a schedule of long-term debt maturities (including capital lease obligations) as of September 30, 2002:

2003	$16,478,259
2004	17,765
2005	2,571
Not scheduled	5,890,697
$22,389,292

11.                               Leases

The Company rents facilities in Hicksville, New York and in Sanford, Maine under various operating lease agreements expiring through April 2011.  In addition, the Company is also obligated for two leases in buildings it no longer occupies in Maine.  As part of a restructuring in 2001, the Company expensed $280,000, representing the full amount due under the remaining lease obligations.  The Company also leases certain machinery, equipment and office equipment under various capital lease agreements expiring through 2006 (Note 10).  Rent expense amounted to approximately $983,000, $1,003,000 and $688,000 for the fiscal years ended September 30, 2002, 2001 and 2000, respectively.  Future minimum rental payments for operating leases as of September 30, 2002 are as follows:

2003	$859,942
2004	875,098
2005	891,005
2006	908,112
2007	926,119
Thereafter	2,975,524
Total	$7,435,800

12.                               Stockholders’ Equity

(a)                                        Warrants

At September 30, 2002, the Company had 125,000 stock warrants outstanding.  As further discussed in Note 8, the Company issued warrants to its secured lender to purchase 125,000 shares of common stock at an exercise price of $2.00 per share.  These warrants expire on July 7, 2003.

(b)                                        Incentive Stock Option Plan

In October 1993, the Board of Directors adopted an incentive stock option plan.  The Plan, as amended in December 1995, January 1998, and February 2001, allows the Board of Directors to issue options to purchase an aggregate of 2,000,000 shares of the Company’s common stock to key employees.

As of September 30, 2002, the Company had issued options to purchase an aggregate of 1,746,750 shares of the Company’s common stock to employees and members of the Company’s Board of Directors.  The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2002, 2001 and 2000: no dividend yield, expected volatility of approximately 80.00% to 46.00%, risk free interest rates of 4.72% to 6.29%, with an expected life of 7.5 to 10 years.  If compensation cost for the Company’s Stock Option Plan had been determined in accordance with SFAS No. 123, net income would have been reduced in 2002, 2001 and 2000 by approximately $76,000, $ 86,000 and $375,000, respectively, and net (loss) income per diluted share would have been $(1.73), $(.76) and $.05 for each year, respectively.

The following table summarizes information about stock options outstanding at September 30, 2002:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.35	4,600	2.5	$0.35	4,600	$0.35
$0.35-2.44	55,400	4.6	1.55	55,400	1.55
$1.88-2.19	44,500	5.3	1.91	44,500	1.91
$1.06-1.31	210,500	6.6	1.15	208,400	1.16
$1.03-2.03	944,400	2.4	1.08	944,400	1.08
$1.00	130,000	9.0	1.00	108,000	1.00
$0.55-0.91	303,750	9.5	0.67	260,417	0.64
	1,693,150	4.9	$1.05	1,625,717	$1.05

Changes in qualified and non-qualified options and warrants outstanding are summarized as follows:

	Warrants		Options
	Shares	Exercise Price	Shares	Option price per share	Weighted average exercise price
Outstanding September 30, 1999	135,864	$2.00	400,500	$0.35 - $3.00	$1.56
Granted	—	—	1,049,400	$1.03 - $2.88	$1.25
Cancelled	—	—	(12,000)	$1.06 - $2.38	$1.92
Expired	(10,864)	$2.00	—	—	—
Outstanding September 30, 2000	125,000	$2.00	1,437,900	$0.35 - $3.00	$1.34
Granted	—	—	130,000	$ 1.00	$1.00
Cancelled	—	—	(112,500)	$1.06 - $2.88	$2.76
Outstanding September 30, 2001	125,000	$2.00	1,455,400	$0.35 - $3.00	$1.20
Granted	—	—	303,750	$0.55 - $0.91	$.67
Cancelled	—	—	(66,000)	$1.03 - $3.00	$2.60
Outstanding September 30, 2002	125,000	$2.00	1,693,150	$0.35 - $2.44	$1.05

At September 30, 2002, there were 1,625,717 options exercisable at a weighted average exercise price of $1.05.  The weighted average fair value of options granted during fiscal 2002, 2001 and 2000 was $ .25, $ ..82 and $ .70, respectively.

13.                               Commitments

The Company has a discretionary 401(k) plan.  For the years ended September 30, 2002, 2001 and 2000, the Company contributed $73,153, $110,835 and $68,363, respectively.

14.                               Taxes (Benefit) on Income (Loss)

Provisions for income taxes (benefit) on income (loss) in the consolidated statement of operations consist of the following:

Year ended September 30,	2002	2001	2000
Current:
Federal	$(1,686,714)	$(854,496)	$678,156
State	(19,000)	(64,317)	88,967
Total current:	(1,705,714)	(918,813)	767,123
Deferred:
Federal	823,000	(1,034,000)	(359,000)
State	62,000	(78,000)	(49,000)
Total deferred	885,000	(1,112,000)	(408,000)
Total taxes (benefit) on income (loss)	$(820,714)	$(2,030,813)	$359,123

Deferred tax (assets) liabilities consist of the following:

Year ended September 30,	2002	2001
Tax depreciation in excess of book	$1,226,000	$914,000
Impairment of goodwill	(871,000)	—
Investment tax credit carryforward	(36,000)	(92,000)
Restructuring	(46,000)	(145,000)
Provision for accounts receivable	(22,000)	(23,000)
Inventory capitalization	(68,000)	(59,000)
Other temporary differences — net	(134,000)	(63,000)
Accrued expenses	(190,000)	—
Net operating loss carryforward	(2,484,000)	(1,617,000)
Less valuation allowance	2,625,000	200,000
Net deferred tax (assets)	$—	$(885,000)

At September 30, 2002, the Company has approximately $6,100,000 in NOL carryforwards to offset future taxable income.  The NOL will expire in fiscal 2022.

The Company has provided a 100% valuation allowance against the net deferred tax assets.

The provision for income taxes on income before taxes differs from the amounts computed applying the applicable Federal statutory rates due to the following:

Year ended September 30,	2002	2001	2000
Provision for Federal income taxes at the statutory rates	$(3,158,522)	$(1,933,554)	$339,098
Increase (decrease):
State taxes, net of Federal tax benefit	(325,142)	(185,079)	35,558
Change in valuation allowance	2,425,000	200,000
Other	237,950	(112,180)	(15,533)
Provision (benefit) for taxes on income	$(820,714)	$(2,030,813)	$359,123

15.                               Cash Flows

Supplemental disclosure of cash flow information:

Year ended September 30,	2002	2001	2000
Cash paid (received) during the year:
Interest	$1,312,161	$1,332,334	$1,168,000
Income taxes	$(2,511,770)	$691,480	$166,100
Supplemental schedule of non-cash investing and financing:
Equipment (returned) acquired under capital leases	$(1,891,889)	$4,153,000	$3,355,000
Debt change from equipment returned and acquired	$2,081,791	—	—
Consideration in connection with acquisition paid with debt	$60,000	$3,816,000	$896,000

In connection with the Martin Machine business acquisition in fiscal 2001 (Note 5), the Company issued $300,000 in notes payable and 100,000 shares of common stock valued at $400,000.

16.                               Summarized Quarterly Data (Unaudited)

The following is a summary of the quarterly results of operations for the years ended September 30:

	Fiscal Quarter
	First	Second	Third	Fourth*	Total
2002
Net sales	$4,133,522	$4,520,406	$4,925,527	$4,666,734	$18,246,189
Gross profit (loss)	743,912	775,117	898,923	(1,572,560)	845,392
Net (loss)	(1,233,115)	(1,164,281)	(1,159,452)	(4,912,208)	(8,469,056)
Basic (loss) per share	(.25)	(.24)	(.23)	(.99)	(1.71)
Diluted (loss) per share	(.25)	(.24)	(.23)	(.99)	(1.71)

2001
Net sales	$9,672,478	$9,576,042	$5,931,847	$4,687,689	$29,868,056
Gross profit (loss)	3,282,035	3,005,546	1,278,754	(2,608,330)	4,958,005
Net income (loss)	540,938	304,887	(518,910)	(3,983,026)	(3,656,111)
Basic income (loss) per share	.11	.06	(.10)	(.81)	(.74)
Diluted income (loss) per share	.09	.05	(.10)	(.81)	(.74)

* In the Fourth Quarter of 2002, the Company wrote off $2,323,765 of goodwill and $2,503,560 of inventory.  The Company also increased the deferred tax allowance by $2,425,000.  In the Fourth Quarter of 2001, the Company wrote off  $2,718,859 of inventory, accrued restructuring expense of $672,000, and established a $200,000 deferred tax allowance.

SCHEDULE II

Valuation and Qualifying Accounts

For the years ended September 30,

Description	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Allowances:
Doubtful accounts:
2002	$60,000	$69,000	$71,000	$58,000
2001	$67,000	$35,000	$42,000	$60,000
2000	$57,000	$10,000	—	$67,000
Deferred tax asset allowance:
2002	$200,000	$2,425,000	—	$2,625,000
2001	—	$200,000	—	$200,000
2000	—	—	—	—

S-1