Form 10-Q
period 2002-12-31
DEEP WELL OIL & GAS INC
filed 2003-12-11
CIK 869495

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002
                               -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________  to_____________

Commission file number 0 - 24012


                            DEEP WELL OIL & GAS, INC.
                      (formerly ALLIED DEVICES CORPORATION)
                      -------------------------------------
             (Exact name of registrant as specified in its charter)


                Nevada                                        13 - 3087510
---------------------------------------------               ----------------
(State or other jurisdiction of incorporation               (I.R.S. Employer
           or organization)                                Identification No.)


            31 Walmer Rd., Unit 6, Toronto, Ontario, M5R 2W7, Canada
            --------------------------------------------------------
               (Address of principal executive offices - Zip code)

                                (416) 928 - 3095
                                ----------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes        No X
         -----    ---

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

     Yes   X     No
         ------     -----

     As of October 30, 2003, the Registrant had approximately 2,168,292 shares of Common Stock, $.001 par value per share outstanding. This figure accounts for, or takes into consideration, a reverse split of the Company's common stock that occurred and became effective on November 21, 2003.

                            DEEP WELL OIL & GAS, INC.
                            -------------------------

                                      INDEX
                                      -----



PART I.  FINANCIAL INFORMATION                                                 3
------------------------------

ITEM 1.  FINANCIAL STATEMENTS

              Condensed Consolidated Balance Sheets as of December 31, 2002    4
              (unaudited) and September 30, 2002

              Condensed Consolidated Statements of Operations (unaudited)      5
              for the three months ended December 31, 2002 and 2001

              Condensed Consolidated Statements of Cash Flows (unaudited)      6
              for the three months ended December 31, 2002 and 2001

              Notes to Condensed Consolidated Financial Statements             7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION             7

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS           8

ITEM 4.  CONTROLS AND PROCEDURES                                               9


PART II. OTHER INFORMATION
--------------------------

ITEM 1.  LEGAL PROCEEDINGS                                                    14

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                            14

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                      14

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                     14

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

On February 19, 2003, Deep Well Oil & Gas, Inc. (formerly Allied Devices Corporation) (the "Company" or the "Registrant") filed a Petition for Relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court in and for the Eastern District of New York titled In re: Allied Devices Corporation, et al., Chapter 11, Case No. 03-80962-511 ("the Bankruptcy Action"). See Form 8-K filed by the Company on February 20, 2003 for additional information.

The Company's fiscal year-end is September 30 and the Company filed a Form 10-K for the fiscal year-end September 30, 2002. On March 20, 2003, the Company's auditors at the time, BDO Seidman, LLP, declined to continue as auditors of the Company.

As a result of the Bankruptcy Action, the Registrant was unable to file quarterly reports for the quarters ended December 31, 2002, March 31, 2003 and June 30, 2003 with the Securities and Exchange Commission on a timely basis as required under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

On September 10, 2003, after notice to all creditors and a formal hearing, U.S. Bankruptcy Judge Melanie L. Cyganowski issued an "Order Confirming Liquidating Plan of Reorganization" in the Bankruptcy Action (hereinafter "Bankruptcy Order"). In conjunction with that Bankruptcy Order, the Company's liabilities, among other things, were paid off and extinguished.

The Company emerged from Chapter 11 on September 11, 2003. The Bankruptcy Order, among other things, implements a change of control whereby a group of new investors, took control of the Company.

Upon emergence from Chapter 11 proceedings, the Company adopted fresh-start reporting in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting By Entities in Reorganization Under the Bankruptcy Code (SOP 90-7). In connection with the adoption of fresh-start reporting, a new entity has been deemed created for financial reporting purposes. For financial reporting purposes, the Company adopted the provisions of fresh-start reporting effective September 12, 2003. All periods presented prior to September 12, 2003, including the information presented in this quarterly report, have been designated Predecessor Company.

The Company is filing this Form 10-Q for the quarter ended December 31, 2002 in order to become current in its filing obligations under the Exchange Act.

THE FINANCIAL STATEMENTS IN THIS FILING ARE FOR THE PREDECESSOR COMPANY. READERS ARE CAUTIONED THAT THE PREDECESSOR COMPANY IS NO LONGER IN OPERATION AND THE INFORMATION PRESENTED IN THESE FINANCIAL STATEMENTS DOES NOT REFLECT THE CURRENT BUSINESS OF THE COMPANY. SEE "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS" BELOW FOR ADDITIONAL DETAILS.


Deep Well Oil & Gas, Inc.
(formerly Allied Devices Corporation)
Consolidated Balance Sheets

                                                                          Predecessor       Predecessor
                                                                              Company           Company
                                                                              Dec. 31           Sep. 30
                                                                                 2002              2002
--------------------------------------------------------------------------------------------------------
Assets
Current
Cash                                                                      $ 1,426,617       $ 1,536,299
Accounts receivable, net                                                    1,726,399         2,291,625
Inventories                                                                 1,414,666         5,620,833
Prepaid expenses and other assets                                              56,021           299,511
Income tax refund receivable                                                  289,699           294,000
--------------------------------------------------------------------------------------------------------
   Total current assets                                                     4,913,402        10,042,268
--------------------------------------------------------------------------------------------------------
Property, plant and equipment, net                                          7,320,998         9,368,554
Goodwill, net                                                                       -         5,230,653
Other intangibles, net                                                              -            50,000
Other                                                                               -            63,768
--------------------------------------------------------------------------------------------------------
   Total assets                                                          $ 12,234,400      $ 24,755,243
=======================================================================================================


Liabilities and Stockholders' (Deficit) Equity
Current
Accounts payable                                                          $ 2,393,060       $ 2,017,381
Accrued expenses and other current liabilities                              1,176,885         1,184,787
Current portion of long-term debt and capital lease obligations                     -        16,478,259
Prepetition liabilities subject to compromise                              22,480,014                 -
--------------------------------------------------------------------------------------------------------
   Total current liabilities                                               26,049,959        19,680,427
--------------------------------------------------------------------------------------------------------
Long-term debt and accrued interest                                                 -         5,911,033
Other liabilities                                                             414,003           435,980
--------------------------------------------------------------------------------------------------------
   Total liabilities                                                       26,463,962        26,027,440
--------------------------------------------------------------------------------------------------------

Stockholders' (Deficit) Equity
Capital stock                                                                   5,049             5,049
Paid-in capital                                                             3,520,970         3,520,970
Retained deficit                                                          (17,626,410)       (4,669,045)
--------------------------------------------------------------------------------------------------------
   Subtotal                                                               (14,100,391)       (1,143,026)
Treasury stock, at cost                                                      (129,171)         (129,171)
--------------------------------------------------------------------------------------------------------
   Total stockholders' deficit                                            (14,229,562)       (1,272,197)
--------------------------------------------------------------------------------------------------------
   Total liabilities and stockholders' deficit                           $ 12,234,400      $ 24,755,243
=======================================================================================================


Deep Well Oil & Gas, Inc.
(formerly Allied Devices Corporation)
Consolidated Statements of Operations

                                                                     Predecessor      Predecessor
                                                                         Company          Company
                                                                    Three months     Three months
                                                                           ended            ended
                                                                         Dec. 31          Dec. 31
                                                                            2002             2001
--------------------------------------------------------------------------------------------------
Net sales                                                            $ 3,834,515      $ 4,133,522
   Cost of sales                                                       3,558,884        3,389,610
   Inventory write-downs                                                       -                -
--------------------------------------------------------------------------------------------------
Gross profit                                                             275,631          743,912

   Selling, general and administrative expenses                        1,250,966        1,537,042
   Write-downs                                                                 -                -
--------------------------------------------------------------------------------------------------
Income (loss) from operations                                           (975,335)        (793,130)
--------------------------------------------------------------------------------------------------

   Other (income) expense                                                      -                -
   Interest expense (net)                                                388,359          439,985
--------------------------------------------------------------------------------------------------
Income (loss) before reorganization items and income taxes            (1,363,694)      (1,233,115)
--------------------------------------------------------------------------------------------------

Reorganization items
   Inventory write-downs                                               4,231,528                -
   Write-downs (recoveries)                                            7,362,143                -
--------------------------------------------------------------------------------------------------
                                                                      11,593,671                -

   Income taxes                                                                -                -

--------------------------------------------------------------------------------------------------
Net income (loss)                                                  $ (12,957,365)    $ (1,233,115)
--------------------------------------------------------------------------------------------------

Net income (loss) per share - basic                                      $ (2.62)         $ (0.25)
==================================================================================================

Basic weighted average number of shares
   of common stock outstanding                                         4,948,392        4,948,392
==================================================================================================

Net income (loss) per share - diluted                                    $ (2.62)         $ (0.25)
==================================================================================================

Diluted weighted average number of shares
   of common stock outstanding                                         4,948,392        4,948,392
==================================================================================================


Deep Well Oil & Gas, Inc.
(formerly Allied Devices Corporation)
Consolidated Statements of Cash Flows

                                                                              Predecessor     Predecessor
                                                                                  Company         Company
                                                                             Three months    Three months
                                                                                    ended           ended
                                                                                  Dec. 31         Dec. 31
                                                                                     2002            2001
----------------------------------------------------------------------------------------------------------
 Cash flows from operating activities
 Net (loss) income                                                            (12,957,365)     (1,233,115)
 Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Depreciation and amortization                                                 495,407         748,838
    Allowance for doubtful accounts                                                     -               -
    Provision (benefit) for income taxes                                                -               -
    Write-downs of assets and goodwill                                         11,593,671               -
    Recoveries of liabilities                                                           -               -
    Loss (gain) on sale of equipment                                                    -               -
    Recoveries of debt and capital lease obligations                                    -               -
    Unrealized loss (gain) on interest rate collar                                (30,939)              -
 Changes in assets and liabilities, net of effects from acquisitions:
    Decrease (increase) in:
    Accounts receivable                                                           565,226        (119,272)
    Inventories                                                                   (25,361)         83,715
    Prepaid expenses and other current assets                                    (212,443)        172,607
    Income tax refund receivable                                                    4,301               -
    Other assets                                                                        -               -
    (Decrease) increase in:                                                             -               -
    Accounts payable and accrued expenses                                         462,868         433,634
    Other liabilities                                                               8,962          12,713
----------------------------------------------------------------------------------------------------------
 Total adjustments                                                             12,861,692       1,332,235
----------------------------------------------------------------------------------------------------------

 Net cash provided by (used in) operating activities                              (95,673)         99,120
----------------------------------------------------------------------------------------------------------

 Cash flows from investing activities
 Capital expenditures                                                              (9,640)         (2,876)
 Proceeds from sale of equipment                                                        -               -
----------------------------------------------------------------------------------------------------------
 Net cash provided by (used in) investing activities                               (9,640)         (2,876)
----------------------------------------------------------------------------------------------------------

 Financing Activities
 Increase (decrease) in bank borrowings                                                 -         200,000
 Principal payments on long-term debt and capital lease obligations                (4,369)        (51,831)
----------------------------------------------------------------------------------------------------------
 Net cash provided by (used in) financing activities                               (4,369)        148,169
----------------------------------------------------------------------------------------------------------

 Net increase (decrease) in cash                                                 (109,682)        244,413
 Cash, beginning of period                                                      1,536,299          54,722
----------------------------------------------------------------------------------------------------------
 Cash, end of period                                                            1,426,617         299,135
==========================================================================================================



DEEP WELL OIL & GAS, INC.
(FORMERLY ALLIED DEVICES CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BUSINESS

Deep Well Oil & Gas, Inc. (formerly Allied Devices Corporation) (the "Company") is a company that intends to engage in the oil and gas exploration business. At this time, the Company is in discussions to acquire properties or projects involving "heavy oil" projects.

Prior to September 12, 2003, the Predecessor Company, known as Allied Devices Corporation, was engaged primarily in the manufacture and distribution of standard and custom precision mechanical assemblies and components throughout the United States.

2.       REORGANIZATION

On February 19, 2003, the Company filed a Petition for Relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court in and for the Eastern District of New York titled In re: Allied Devices Corporation, et al., Chapter 11, Case No. 03-80962-511 ("the Bankruptcy Action").

On July 23, 2003, a Liquidating Plan of Reorganization ("Plan") was filed and submitted to the Bankruptcy Court for the Court's approval. See Form 8-K/A filed by the Company on November 25, 2003 for additional information.

On September 10, 2003, after notice to all creditors and a formal hearing, U.S. Bankruptcy Judge Melanie L. Cyganowski issued an "Order Confirming Liquidating Plan of Reorganization" in the Bankruptcy Action (hereinafter "Bankruptcy Order"). In conjunction with that Bankruptcy Order, the Company's liabilities, among other things, were paid off and extinguished.

The Bankruptcy Order, among other things, implements a change of control whereby Champion Equities, a Utah limited liability company ("Champion"), a Mr. David Roff, of Toronto, Canada ("Roff"), and a group of new investors, took control of the Company. The principal provisions of the Plan, which are authorized and implemented by the Bankruptcy Order, are the following, which is not an exhaustive list thereof:

a) the termination of present management and the present Board of Directors and appointment of Mr. David Roff in their place and stead;

b) giving a Utah entity known as Champion Industries ("Champion"), the power and authority to appoint such other directors, in addition to Mr. Roff, as Champion, in its sole discretion deems appropriate;

c) the reverse split of the Company's common capital stock 1-for-30 on the basis of 5,048,782 shares issued and outstanding immediately prior to the Bankruptcy Order;

d) authorizing Champion to amend the Company's Articles of Incorporation and Bylaws to (i) effect a quasi-reorganization for accounting purposes, (ii) provide the maximum indemnification or other protections to the Company's officers and directors that is allowed under applicable law, (iii) conform to the provisions of the Plan and the corollary Confirmation Order, (iv) set the authorized stock of the Company, post-reverse split, at fifty million (50,000,000) common capital shares; and (v) take all action necessary and appropriate to carry out the terms of the Plan;

e) authorizing Champion, without solicitation of or notice to shareholders, to issue (i) 2,000,000 post-reverse split shares of the Company's common stock to the Company's new management, and (ii) 4,000,000 post-reverse split shares, legend free, in the sole and unfettered discretion of Champion;

f) the Company's Board of Directors, was authorized, without seeking or obtaining shareholder approval to take any and all actions necessary or appropriate to effectuate amendments to the Company's Certificate of Incorporation and/or Bylaws called for under the Plan and the Company's Board of Directors and officers was authorized to execute, verify, acknowledge, file and publish any and all instruments or documents that may be required to accomplish the same; and

g) the Company's charter is to be amended in conformance with applicable bankruptcy rules and the amended charter or bylaws shall, among other provisions, authorize the issuance of any new shares while simultaneously prohibiting the issuance of nonvoting equity securities to the extent required by section 1123(a)(6) of the United States Bankruptcy Code.

After the entry of the Bankruptcy Order, the Company drafted and submitted a form of Restated and Amended Articles of Incorporation to the Secretary of State of Nevada implementing the foregoing, including but not limited to other provisions required of the Company under the Bankruptcy Order.

3.       FRESH START REPORTING

Upon emergence from Chapter 11 proceedings, the Company adopted fresh-start reporting in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting By Entities in Reorganization Under the Bankruptcy Code (SOP 90-7). In connection with the adoption of fresh-start reporting, a new entity has been deemed created for financial reporting purposes. For financial reporting purposes, the Company adopted the provisions of fresh-start reporting effective September 12, 2003. All periods presented prior to September 12, 2003, including the financial information contained in this quarterly report, have been designated Predecessor Company.

In adopting the requirements of fresh-start reporting as of September 12, 2003, the Company was required to value its assets and liabilities at fair value and eliminate its accumulated deficit as of September 12, 2003. The Company emerged from Chapter 11 proceedings with no assets and liabilities pursuant to the Bankruptcy Order and its balance sheet at that time is stated as such.

4. PRINCIPLES OF CONSOLIDATION

The accompanying  consolidated  financial statements include the accounts of the
Predecessor   Company  as  of  December  31,  2002  and  2001.  All  significant intercompany balances and transactions have been eliminated in consolidation.

5. REORGANIZATION ITEMS

As a result of the Bankruptcy Action, the Company has written down its assets to their estimated realizable values at December 31, 2002. Accordingly, the Company has taken reorganization charges of $11,593,671 as follows:

                                        Three months ended
                                         December 31, 2002
-----------------------------------------------------------

Write downs:

Inventory                                       $4,231,528
Prepaid expenses and other assets                  479,139
Property, plant and equipment                    1,602,351
Goodwill and other intangibles                   5,280,653
                                                 ---------
                                               $11,593,671
                                               ===========

As a result of the Bankruptcy Action, the Company has classified its secured and unsecured debt, notes and capital lease obligations as prepetition liabilities subject to compromise.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

REORGANIZATION

On February 19, 2003, the Company filed a Petition for Relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court in and for the Eastern District of New York titled In re: Allied Devices Corporation, et al., Chapter 11, Case No. 03-80962-511 ("the Bankruptcy Action").

On July 23, 2003, a Liquidating Plan of Reorganization ("Plan") was filed and submitted to the Bankruptcy Court for the Court's approval. See Form 8-K/A filed by the Company on November 25, 2003 for additional information, a document which attaches a complete copy of the Plan as an exhibit.

On September 10, 2003, after notice to all creditors and a formal hearing, U.S. Bankruptcy Judge Melanie L. Cyganowski issued an "Order Confirming Liquidating Plan of Reorganization" in the Bankruptcy Action (hereinafter "Bankruptcy Order"). In conjunction with that Bankruptcy Order, the Company's liabilities, among other things, were paid off and extinguished. A copy of the Bankruptcy Order is also attached to the Form 8-K/A filed by the Company on November 25, 2003 and therefore, reference is made to such filing.

The Bankruptcy Order, among other things, implements a change of control whereby Champion Equities, a Utah limited liability company ("Champion"), a Mr. David Roff, of Toronto, Canada ("Roff"), and a group of new investors, took control of the Company. The principal provisions of the Plan, which are authorized and implemented by the Bankruptcy Order, are the following, which is not an exhaustive list thereof:

a) the termination of present management and the present Board of Directors and appointment of Mr. David Roff in their place and stead;

b) giving a Utah entity known as Champion Industries ("Champion"), the power and authority to appoint such other directors, in addition to Mr. Roff, as Champion, in its sole discretion deems appropriate;

c) the reverse split of the Company's common capital stock 1-for-30 on the basis of 5,048,782 shares issued and outstanding immediately prior to the Bankruptcy Order;

d) authorizing Champion to amend the Company's Articles of Incorporation and Bylaws to (i) effect a quasi-reorganization for accounting purposes, (ii) provide the maximum indemnification or other protections to the Company's officers and directors that is allowed under applicable law, (iii) conform to the provisions of the Plan and the corollary Confirmation Order, (iv) set the authorized stock of the Company, post-reverse split, at fifty million (50,000,000) common capital shares; and (v) take all action necessary and appropriate to carry out the terms of the Plan;

e) authorizing Champion, without solicitation of or notice to shareholders, to issue (i) 2,000,000 post-reverse split shares of the Company's common stock to the Company's new management, and (ii) 4,000,000 post-reverse split shares, legend free, in the sole and unfettered discretion of Champion;

f) the Company's Board of Directors, was authorized, without seeking or obtaining shareholder approval to take any and all actions necessary or appropriate to effectuate amendments to the Company's Certificate of Incorporation and/or Bylaws called for under the Plan and the Company's Board of Directors and officers was authorized to execute, verify, acknowledge, file and publish any and all instruments or documents that may be required to accomplish the same; and

g) the Company's charter is to be amended in conformance with applicable bankruptcy rules and the amended charter or bylaws shall, among other provisions, authorize the issuance of any new shares while simultaneously prohibiting the issuance of nonvoting equity securities to the extent required by section 1123(a)(6) of the United States Bankruptcy Code.

After the entry of the Bankruptcy Order, the Company drafted and submitted a form of Restated and Amended Articles of Incorporation to the Secretary of State of Nevada implementing the foregoing, including but not limited to other provisions required of the Company under the Bankruptcy Order.

As a result of the Bankruptcy Order giving Mr. Roff the power and authority to change the Company's name and direction, we decided to change our name from "Allied Devices Corporation" to "Deep Well Oil and Gas, Inc." Accordingly, in the form of Restated and Amended Articles of Incorporation filed with the State of Nevada in October, we changed our name to "Deep Well Oil and Gas, Inc." Our form of Restated and Amended Articles of Incorporation was accepted by the Nevada Secretary of State on October 22, 2003, pursuant to provisions of Nevada corporate law allowing the amending of corporate articles on the basis of orders entered by U.S. Bankruptcy Courts. A copy of these Articles is also attached to the Form 8-K/A filed by the Company on November 25, 2003 and therefore, for more specific information, reference is made to such filing.

Prior to the Bankruptcy Order adopting the Liquidating Plan of Reorganization, there were 5,048,782 outstanding shares of our common stock. Following the Bankruptcy Order and the acceptance by the Nevada Secretary of State of our form of Restated and Amended Articles which implements the 1-for-30 reverse split of our shares, and rounding up any fractional shares to the nearest share and also, after the issuance of 2 million shares to Mr. Roff as ordered by the Bankruptcy Court, there are now 2,168,292 issued and outstanding shares of the Registrant's common stock. See Form 8-K/A filed on EDGAR on November 25, 2003.

As part of the implementation of the Bankruptcy Order, the Company's stock symbol changed from ALDVQ to DWOG. The Company's stock is quoted on the "Pink Sheets".

As a result of the Bankruptcy Action, the Company has written down its assets to their estimated realizable values at December 31, 2002. Accordingly, the Company has taken reorganization charges of $11,593,671 during the three months ended December 31, 2002.

PLAN OF OPERATION

The Company is no longer operating as Allied Devices Corporation, the Predecessor Company, and has emerged from Chapter 11 protection as a development stage company with no assets and liabilities. Accordingly, the Company has prepared this Plan of Operations to discuss its current plans. The past results of the Predecessor Company are no longer relevant to the operations of the Company.

As a result of the Bankruptcy Order and the implementation of the Liquidating Plan of Reorganization, we are currently headquartered in Toronto, Canada at the address set forth above. We intend to enter into the oil and gas exploration business once our restructuring is completed. At this time, we presently intend to look for properties or projects involving "heavy oil" projects. "Heavy oil" is a dark black, viscous oil that does not flow well and which has a high carbon to hydrogen ratio, along with a high amount of carbon residues, asphaltenes, sulphur, nitrogen, heavy metals, aromatics and/or waxes. Heavy oil is younger in age than the typical oil people are familiar with. It is found at relatively shallow depths in the earth where there is not as much heat and pressure. In this regard, reference is made the website "Heavyoil.com". As the world's oil supplies become depleted, we believe that there will be more reliance on heavy oil. No assurance can be made or given that we will successfully engage in the oil and gas business or the heavy oil business, nor can any assurance be given that even if we are remotely or relatively successful, that we will have a profit or that our stock will appreciate in value.

At this time, the Company is in discussions to acquire properties or projects involving "heavy oil" projects. Reference is made to our Form 8-K/A filed on EDGAR on November 25, 2003.

OFFICES

Administrative operations are conducted from the offices of a consulting firm known as Brave Consulting located at Mr. Roff's offices in Toronto, Canada. We expect to operate for as long as possible from these offices to minimize operating expenses. We do not currently pay rent for these offices and do not anticipate paying rent to Mr. Roff or Brave Consulting for any such offices in the future. Our operations do not currently require office or laboratory space to meet our objectives, and therefore administration from these offices is sufficient. At some point in the future, as may be necessary to implement and carry our plans to engage in the oil and gas business, we may require additional office space requiring rental expense, but we do not anticipate any such need during the next six to nine months. We will however, incur common office operating expenses such as telephone, office supplies, postage, etc.

RAISING CAPITAL

The Company currently lacks the capital resources to implement and carry out its business plan as described herein. Operations to date have involved identification of properties and leases we wish to investigate for oil and gas potential. We believe we have sufficient capital resources funded through current shareholders to perform initial investigations in this regard. At some point in the future we expect to raise additional capital, either through debt, equity or any combination thereof. In the event that additional capital is raised at some time in the future, existing shareholders will experience dilution of their interest in the Company.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

None.


ITEM 4.CONTROLS AND PROCEDURES:


Mr. David Roff, the Company's current President, CEO and CFO has concluded, based on his evaluation as of a date within 90 days prior to the filing of this report, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the Securities and Exchange Commission's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, as appropriate, to allow timely decisions regarding required disclosure.

Since the Company filed its Form 10-K for the year ended September 30, 2002, the Company has entered and emerged from Chapter 11 protection under the U.S. Bankruptcy Code with a new board of directors and new management. The Company contracted the past management of the Company, including its CFO, to assist in the preparation of the financial statements presented herein (for the Predecessor Company) and believes that the control environment that existed to prepare this financial information is not dissimilar to the control environment in existence at the time the Company filed its Form 10-K for the year ended September 30, 2002.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Item 1 of Part I hereof titled "Financial Information" and Item 2 of Part 1 hereof titled "Management's Discussion and Analysis or Plan of Operation" for a detailed discussion of the Company's Bankruptcy Action.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Pursuant to the Bankruptcy Order, the Company completed a 1-for-30 reverse split of the Company's common capital stock on November 21, 2003. Subsequent to the completion of the reverse split and in accordance with the Bankruptcy Order, the Company issued 2 million shares of common stock to Mr. David Roff, the Company's President, CEO, Chairman of the Board, CFO and sole director.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

See Item 1 of Part I hereof titled "Financial Information" and Item 2 of Part 1 hereof titled "Management's Discussion and Analysis or Plan of Operation" for a detailed discussion of the Company's Bankruptcy Action.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

o    31 -  Certification  of President and Chief Financial  Officer  Pursuant to
     Section 302 of the Sarbanes-Oxley Act of 2002

o    32 -  Certification  of President and Chief Financial  Officer  Pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002

REPORTS ON FORM 8-K

The Company has filed the following Form 8-K's since it filed a Form 10-K for the year ended September 30, 2002 with the SEC on January 14, 2003:

o February 20, 2003 - Form 8-K filed to announce the Company's voluntary filing for relief under Chapter 11 of the U.S. Bankruptcy Code.

o April 15, 2003 - Form 8-K filed with a press release announcing that the Company's auditors had declined to continue as auditors of the Company and that the Company intended at the time to wind down its operations and liquidate its assets.

o November 18, 2003 - Form 8-K filed to announce the Company's emergence from Chapter 11 of the U.S. Bankruptcy Code, the change in control of the Company, the change in the Company's certifying accountant and the changes in the Company's directors.

o November 25, 2003 - Form 8-K/A filed to amend the Company's discussion of the change in the Company's certifying accountant.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                DEEP WELL OIL & GAS, INC.
                                                (Registrant)


Dated: December 10, 2003                        By: /s/  DAVID ROFF
                                                -------------------
                                                David Roff
                                                President, CFO and Sole Director