Form 10-Q
period 2003-03-31
DEEP WELL OIL & GAS INC
filed 2003-12-12
CIK 869495

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003
                               --------------

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

     Yes        No  X
         -----     ----

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

     Yes   X     No ___
         ------

     As of October 30, 2003, the Registrant had approximately 2,168,292 shares of Common Stock, $.001 par value per share outstanding. This figure accounts for, or takes into consideration, a reverse split of the Company's common stock that occurred and became effective on November 21, 2003.

                            DEEP WELL OIL & GAS, INC.
                            -------------------------
                                      INDEX
                                      -----



PART I.   FINANCIAL INFORMATION                                                4

ITEM 1.   FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets as of March 31, 2003
          (unaudited) and September 30, 2002                                  5

          Condensed Consolidated Statements of Operations (unaudited) for
          the three months and six months ended March 31, 2003 and 2002       6

          Condensed Consolidated Statements of Cash Flows (unaudited) for
          the three months and six months ended March 31, 2003 and 2002       7

          Notes to Condensed Consolidated Financial Statements                8

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION           11

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
                 ABOUT MARKET RISKS                                           14

ITEM 4.   CONTROLS AND PROCEDURES                                             14

PART II. OTHER INFORMATION                                                    14

ITEM 1.  LEGAL PROCEEDINGS                                                    15

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                            15

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                      15

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                     15

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

The Company is filing this Form 10-Q for the quarter ended March 31, 2003 in order to become current in its filing obligations under the Exchange Act. THE FINANCIAL STATEMENTS IN THIS FILING ARE FOR THE PREDECESSOR COMPANY. READERS ARE CAUTIONED THAT THE PREDECESSOR COMPANY IS NO LONGER IN OPERATION AND THE INFORMATION PRESENTED IN THESE FINANCIAL STATEMENTS DOES NOT REFLECT THE CURRENT BUSINESS OF THE COMPANY. SEE "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS" BELOW FOR ADDITIONAL DETAILS.



Deep Well Oil & Gas, Inc.
(formerly Allied Devices Corporation)
Consolidated Balance Sheets

                                                                          Predecessor       Predecessor
                                                                              Company           Company
                                                                              Mar. 31           Sep. 30
                                                                                 2003              2002
--------------------------------------------------------------------------------------------------------
Assets
Current
Cash                                                                      $ 1,599,462       $ 1,536,299
Accounts receivable, net                                                    1,996,928         2,291,625
Inventories                                                                   885,415         5,620,833
Prepaid expenses and other assets                                                 643           299,511
Income tax refund receivable                                                        -           294,000
--------------------------------------------------------------------------------------------------------
   Total current assets                                                     4,482,448        10,042,268
--------------------------------------------------------------------------------------------------------
Property, plant and equipment, net                                          6,978,541         9,368,554
Goodwill, net                                                                       -         5,230,653
Other intangibles, net                                                              -            50,000
Other                                                                               -            63,768
--------------------------------------------------------------------------------------------------------
   Total assets                                                          $ 11,460,989      $ 24,755,243
========================================================================================================

Liabilities and Stockholders' (Deficit) Equity
Current
Accounts payable                                                          $ 2,802,714       $ 2,017,381
Accrued expenses and other current liabilities                                877,300         1,184,787
Current portion of long-term debt and capital lease obligations                     -        16,478,259
Prepetition liabilities subject to compromise                              22,362,632                 -
--------------------------------------------------------------------------------------------------------
   Total current liabilities                                               26,042,646        19,680,427
--------------------------------------------------------------------------------------------------------
Long-term debt and accrued interest                                                 -         5,911,033
Other liabilities                                                                   -           435,980
--------------------------------------------------------------------------------------------------------
   Total liabilities                                                       26,042,646        26,027,440
--------------------------------------------------------------------------------------------------------

Stockholders' (Deficit) Equity
Capital stock                                                                   5,049             5,049
Paid-in capital                                                             3,520,970         3,520,970
Retained deficit                                                          (17,978,505)       (4,669,045)
--------------------------------------------------------------------------------------------------------
   Subtotal                                                               (14,452,486)       (1,143,026)
Treasury stock, at cost                                                      (129,171)         (129,171)
--------------------------------------------------------------------------------------------------------
   Total stockholders' deficit                                            (14,581,657)       (1,272,197)
--------------------------------------------------------------------------------------------------------
   Total liabilities and stockholders' deficit                           $ 11,460,989      $ 24,755,243
========================================================================================================



Deep Well Oil & Gas, Inc.
(formerly Allied Devices Corporation)
Consolidated Statements of Operations

                                                                      Predecessor      Predecessor      Predecessor     Predecessor
                                                                          Company          Company          Company         Company
                                                                     Three months     Three months       Six months      Six months
                                                                            ended            ended            ended           ended
                                                                          Mar. 31          Mar. 31          Mar. 31         Mar. 31
                                                                             2003             2002             2003            2002
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                                             $ 3,501,617      $ 4,520,406      $ 7,336,132     $ 8,653,928
   Cost of sales                                                        3,141,619        3,745,289        6,700,503       7,134,899
   Inventory write-downs                                                        -                -                -               -
------------------------------------------------------------------------------------------------------------------------------------
Gross profit                                                              359,998          775,117          635,629       1,519,029

   Selling, general and administrative expenses                         1,266,390        1,560,793        2,517,356       3,097,835
   Write-downs                                                                  -                -                -               -
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) from operations                                            (906,392)        (785,676)      (1,881,727)     (1,578,806)
------------------------------------------------------------------------------------------------------------------------------------

   Other (income) expense                                                       -                -                -               -
   Interest expense (net)                                                 139,627          378,605          527,986         818,590
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) before reorganization items and income taxes             (1,046,019)      (1,164,281)      (2,409,713)     (2,397,396)
------------------------------------------------------------------------------------------------------------------------------------

Reorganization items
   Inventory write-downs                                                        -                -        4,231,528               -
   Write-downs (recoveries)                                              (693,924)               -        6,668,219               -
------------------------------------------------------------------------------------------------------------------------------------
                                                                         (693,924)               -       10,899,747               -

   Income taxes                                                                 -                -                -               -

------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                      $ (352,095)    $ (1,164,281)   $ (13,309,460)   $ (2,397,396)
====================================================================================================================================

Net income (loss) per share - basic                                       $ (0.07)         $ (0.24)         $ (2.69)        $ (0.48)
====================================================================================================================================

Basic weighted average number of shares
   of common stock outstanding                                          4,948,392        4,948,392        4,948,392       4,948,392
====================================================================================================================================

Net income (loss) per share - diluted                                     $ (0.07)         $ (0.24)         $ (2.69)        $ (0.48)
====================================================================================================================================

Diluted weighted average number of shares
   of common stock outstanding                                          4,948,392        4,948,392        4,948,392       4,948,392
====================================================================================================================================


Deep Well Oil & Gas, Inc.
(formerly Allied Devices Corporation)
Consolidated Statements of Cash Flows

                                                                      Predecessor     Predecessor       Predecessor    Predecessor
                                                                          Company         Company           Company        Company
                                                                     Three months    Three months        Six months     Six months
                                                                            ended           ended             ended          ended
                                                                          Mar. 31         Mar. 31           Mar. 31        Mar. 31
                                                                             2003            2002              2003           2002
-----------------------------------------------------------------------------------------------------------------------------------
 Cash flows from operating activities
 Net (loss) income                                                         (352,095)     (1,164,281)    (13,309,460)     (2,397,396)
 Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Depreciation and amortization                                           342,457         746,640         837,864       1,495,478
    Allowance for doubtful accounts                                            --              --              --              --
    Provision (benefit) for income taxes                                       --              --              --              --
    Write-downs of assets and goodwill                                         --              --        11,593,671            --
    Recoveries of liabilities                                              (693,924)           --          (693,924)           --
    Loss (gain) on sale of equipment                                           --              --              --              --
    Recoveries of debt and capital lease obligations                           --              --              --              --
    Unrealized loss (gain) on interest rate collar                             --              --           (30,939)           --
 Changes in assets and liabilities, net of effects from acquisitions:
    Decrease (increase) in:
    Accounts receivable                                                    (270,529)       (321,062)        294,697        (440,334)
    Inventories                                                             529,251         196,020         503,890         279,735
    Prepaid expenses and other current assets                                55,378         (15,960)       (157,065)        156,647
    Income tax refund receivable                                            289,699            --           294,000            --
    Other assets                                                               --              --              --              --
    (Decrease) increase in:                                                    --              --              --              --
    Accounts payable and accrued expenses                                   398,952         566,325         861,820         999,959
    Other liabilities                                                        (8,962)        (45,439)           --           (32,726)
-----------------------------------------------------------------------------------------------------------------------------------
 Total adjustments                                                          642,322       1,126,524      13,504,014       2,458,759
-----------------------------------------------------------------------------------------------------------------------------------
 Net cash provided by (used in) operating activities                        290,227         (37,757)        194,554          61,363
-----------------------------------------------------------------------------------------------------------------------------------

 Cash flows from investing activities
 Capital expenditures                                                          --           (10,915)         (9,640)        (13,791)
 Proceeds from sale of equipment                                               --              --              --              --
-----------------------------------------------------------------------------------------------------------------------------------
 Net cash provided by (used in) investing activities                           --           (10,915)         (9,640)        (13,791)
-----------------------------------------------------------------------------------------------------------------------------------

 Financing Activities
 Increase (decrease) in bank borrowings                                        --              --              --           200,000
 Principal payments on long-term debt and capital lease obligations        (117,382)         (4,246)       (121,751)        (56,077)
-----------------------------------------------------------------------------------------------------------------------------------
 Net cash provided by (used in) financing activities                       (117,382)         (4,246)       (121,751)        143,923
-----------------------------------------------------------------------------------------------------------------------------------

 Net increase (decrease) in cash                                            172,845         (52,918)         63,163         191,495
 Cash, beginning of period                                                1,426,617         299,135       1,536,299          54,722
-----------------------------------------------------------------------------------------------------------------------------------
 Cash, end of period                                                      1,599,462         246,217       1,599,462         246,217
===================================================================================================================================

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

4.          PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Predecessor Company as of March 31, 2003 and 2002. All significant intercompany balances and transactions have been eliminated in consolidation.

5.          REORGANIZATION ITEMS

As a result of the Bankruptcy Action, the Company has written down its assets to their estimated realizable values at March 31, 2003. Accordingly, the Company recognized reorganization charges for asset write-downs during the three and six months ended March 31, 2003 as follows:

                                    Three months ended       Six months ended
                                        March 31, 2003         March 31, 2003
------------------------------------------------------- ----------------------

Write downs:

Inventory                                 -                        $4,231,528
Prepaid expenses and other assets         -                           479,139
Property, plant and equipment             -                         1,602,351
Goodwill and other intangibles            -                         5,280,653
                                          -                         ---------
                                          -                       $11,593,671
                                         ===                      ===========

As a result of the Bankruptcy Action, the Company recognized recoveries of certain liabilities for the three and six months ended March 31, 2003 as follows:

                                        Three months ended    Six months ended
                                            March 31, 2003      March 31, 2003
----------------------------------------------------------- -------------------

Recoveries:

Accrued expenses and other current
  liabilities                                     $288,883            $288,883
Other liabilities                                  405,041             405,041
                                                   -------             -------
                                                  $693,924            $693,924
                                                  ========            ========

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

o    31 - Certifications of President and Chief Financial Officer Pursuant to
     Section 302 of the Sarbanes-Oxley Act of 2002

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