Form 10-Q
period 2003-06-30
DEEP WELL OIL & GAS INC
filed 2003-12-15
CIK 869495

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003
                               -------------

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

                            DEEP WELL OIL & GAS, INC.
                            -------------------------
                                      INDEX
                                      -----



PART I.    FINANCIAL INFORMATION                                               4

ITEM 1.     FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets as of June 30, 2003            5
          (unaudited) and September 30, 2002

          Condensed Consolidated Statements of Operations (unaudited) for      6
          the three months and nine months ended June 30, 2003 and 2002

          Condensed Consolidated Statements of Cash Flows (unaudited) for      7
          the three months and nine months ended June 30, 2003 and 2002

          Notes to Condensed Consolidated Financial Statements                 8

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR                             11
             PLAN OF OPERATION

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES                            14
                 ABOUT MARKET RISKS

ITEM 4.   CONTROLS AND PROCEDURES                                             15

PART II. OTHER INFORMATION                                                    15

ITEM 1.  LEGAL PROCEEDINGS                                                    15

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                            15

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                      15

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                     16

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

The Company is filing this Form 10-Q for the quarter ended June 30, 2003 in order to become current in its filing obligations under the Exchange Act. THE FINANCIAL STATEMENTS IN THIS FILING ARE FOR THE PREDECESSOR COMPANY. READERS ARE CAUTIONED THAT THE PREDECESSOR COMPANY IS NO LONGER IN OPERATION AND THE INFORMATION PRESENTED IN THESE FINANCIAL STATEMENTS DOES NOT REFLECT THE CURRENT BUSINESS OF THE COMPANY. SEE "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS" BELOW FOR ADDITIONAL DETAILS.


Deep Well Oil & Gas, Inc.
(formerly Allied Devices Corporation)
Consolidated Balance Sheets

                                                                  Predecessor    Predecessor
                                                                      Company        Company
                                                                      Jun. 30        Sep. 30
                                                                         2003           2002
--------------------------------------------------------------------------------------------
Assets
Current
Cash                                                             $    603,041   $  1,536,299
Accounts receivable, net                                              612,765      2,291,625
Inventories                                                              --        5,620,833
Prepaid expenses and other assets                                        --          299,511
Income tax refund receivable                                             --          294,000
--------------------------------------------------------------------------------------------
   Total current assets                                             1,215,806     10,042,268
--------------------------------------------------------------------------------------------
Property, plant and equipment, net                                       --        9,368,554
Goodwill, net                                                            --        5,230,653
Other intangibles, net                                                   --           50,000
Other                                                                    --           63,768
--------------------------------------------------------------------------------------------
   Total assets                                                  $  1,215,806   $ 24,755,243
============================================================================================


Liabilities and Stockholders' (Deficit) Equity
Current
Accounts payable                                                 $  2,914,853   $  2,017,381
Accrued expenses and other current liabilities                        442,490      1,184,787
Current portion of long-term debt and capital lease obligations          --       16,478,259
Prepetition liabilities subject to compromise                       9,246,553           --
--------------------------------------------------------------------------------------------
   Total current liabilities                                       12,603,896     19,680,427
--------------------------------------------------------------------------------------------
Long-term debt and accrued interest                                      --        5,911,033
Other liabilities                                                        --          435,980
--------------------------------------------------------------------------------------------
   Total liabilities                                               12,603,896     26,027,440
--------------------------------------------------------------------------------------------

Stockholders' (Deficit) Equity
Capital stock                                                           5,049          5,049
Paid-in capital                                                     3,520,970      3,520,970
Retained deficit                                                  (14,784,938)    (4,669,045)
--------------------------------------------------------------------------------------------
   Subtotal                                                       (11,258,919)    (1,143,026)
Treasury stock, at cost                                              (129,171)      (129,171)
--------------------------------------------------------------------------------------------
   Total stockholders' deficit                                    (11,388,090)    (1,272,197)
--------------------------------------------------------------------------------------------
   Total liabilities and stockholders' deficit                   $  1,215,806   $ 24,755,243
============================================================================================

Deep Well Oil & Gas, Inc.
(formerly Allied Devices Corporation)
Consolidated Statements of Operations

                                                                      Predecessor      Predecessor      Predecessor     Predecessor
                                                                          Company          Company          Company         Company
                                                                     Three months     Three months      Nine months     Nine months
                                                                            ended            ended            ended           ended
                                                                          Jun. 30          Jun. 30          Jun. 30         Jun. 30
                                                                             2003             2002             2003            2002
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                                             $ 1,906,561      $ 4,925,527      $ 9,242,693    $ 13,579,455
   Cost of sales                                                        1,435,257        4,026,604        8,135,760      11,161,503
   Inventory write-downs                                                        -                -                -               -
------------------------------------------------------------------------------------------------------------------------------------
Gross profit                                                              471,304          898,923        1,106,933       2,417,952

   Selling, general and administrative expenses                           532,767        1,554,542        3,050,123       4,652,377
   Write-downs                                                                  -                -                -               -
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) from operations                                             (61,463)        (655,619)      (1,943,190)     (2,234,425)
------------------------------------------------------------------------------------------------------------------------------------

   Other (income) expense                                                       -                -                -               -
   Interest expense (net)                                                       -          503,833          527,986       1,322,423
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) before reorganization items and income taxes                (61,463)      (1,159,452)      (2,471,176)     (3,556,848)
------------------------------------------------------------------------------------------------------------------------------------

Reorganization items
   Inventory write-downs                                                        -                -        4,231,528               -
   Write-downs (recoveries)                                            (3,255,030)               -        3,413,189               -
------------------------------------------------------------------------------------------------------------------------------------
                                                                       (3,255,030)               -        7,644,717               -

   Income taxes                                                                 -                -                -               -

------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                     $ 3,193,567     $ (1,159,452)   $ (10,115,893)   $ (3,556,848)
===================================================================================================================================

Net income (loss) per share - basic                                        $ 0.65          $ (0.23)         $ (2.04)        $ (0.72)
===================================================================================================================================

Basic weighted average number of shares
   of common stock outstanding                                          4,948,392        4,948,392        4,948,392       4,948,392
===================================================================================================================================

Net income (loss) per share - diluted                                      $ 0.65          $ (0.23)         $ (2.04)        $ (0.72)
===================================================================================================================================

Diluted weighted average number of shares
   of common stock outstanding                                          4,948,392        4,948,392        4,948,392       4,948,392
===================================================================================================================================

Deep Well Oil & Gas, Inc.
(formerly Allied Devices Corporation)
Consolidated Statements of Cash Flows

                                                                        Predecessor     Predecessor     Predecessor     Predecessor
                                                                            Company         Company         Company         Company
                                                                       Three months    Three months     Nine months     Nine months
                                                                              ended           ended           ended           ended
                                                                            Jun. 30         Jun. 30         Jun. 30         Jun. 30
                                                                               2003            2002            2003            2002
------------------------------------------------------------------------------------------------------------------------------------
 Cash flows from operating activities
 Net (loss) income                                                        3,193,567      (1,159,452)    (10,115,893)     (3,556,848)
 Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Depreciation and amortization                                              --           744,609         837,864       2,240,087
    Allowance for doubtful accounts                                            --              --              --              --
    Provision (benefit) for income taxes                                       --         1,262,988            --         1,262,988
    Write-downs of assets and goodwill                                         --              --        11,593,671            --
    Recoveries of liabilities                                              (329,630)           --        (1,023,554)           --
    Loss (gain) on sale of equipment                                      2,717,630            --         2,717,630            --
    Recoveries of debt and capital lease obligations                     (5,643,030)           --        (5,643,030)           --
    Unrealized loss (gain) on interest rate collar                           14,936           7,535         (16,003)          7,535
 Changes in assets and liabilities, net of effects from acquisitions:          --              --
    Decrease (increase) in:                                                    --              --
    Accounts receivable                                                   1,384,163        (385,404)      1,678,860        (825,738)
    Inventories                                                             885,415         110,229       1,389,305         389,964
    Prepaid expenses and other current assets                                67,415        (582,718)        (89,650)       (426,071)
    Income tax refund receivable                                               --              --           294,000            --
    Other assets                                                              1,185            --             1,185            --
    (Decrease) increase in:                                                    --              --              --              --
    Accounts payable and accrued expenses                                   (75,934)        213,647         785,886       1,213,606
    Other liabilities                                                          --            70,866            --            38,140
------------------------------------------------------------------------------------------------------------------------------------
 Total adjustments                                                         (977,850)      1,441,752      12,526,164       3,900,511
------------------------------------------------------------------------------------------------------------------------------------
 Net cash provided by (used in) operating activities                      2,215,717         282,300       2,410,271         343,663
------------------------------------------------------------------------------------------------------------------------------------

 Cash flows from investing activities
 Capital expenditures                                                          --           (17,491)         (9,640)        (31,282)
 Proceeds from sale of equipment                                          4,260,911            --         4,260,911            --
------------------------------------------------------------------------------------------------------------------------------------
 Net cash provided by (used in) investing activities                      4,260,911         (17,491)      4,251,271         (31,282)
------------------------------------------------------------------------------------------------------------------------------------

 Financing Activities
 Increase (decrease) in bank borrowings                                        --              --              --           200,000
 Principal payments on long-term debt and capital lease obligations      (7,473,049)         (4,285)     (7,594,800)        (60,362)
------------------------------------------------------------------------------------------------------------------------------------
 Net cash provided by (used in) financing activities                     (7,473,049)         (4,285)     (7,594,800)        139,638
------------------------------------------------------------------------------------------------------------------------------------

 Net increase (decrease) in cash                                           (996,421)        260,524        (933,258)        452,019
 Cash, beginning of period                                                1,599,462         246,217       1,536,299          54,722
------------------------------------------------------------------------------------------------------------------------------------
 Cash, end of period                                                        603,041         506,741         603,041         506,741
====================================================================================================================================


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

4.          PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Predecessor Company as of June 30, 2003 and 2002. All significant intercompany balances and transactions have been eliminated in consolidation.

5.          REORGANIZATION ITEMS

As a result of the Bankruptcy Action, the Company has written down its assets to their estimated realizable values at June 30, 2003. Accordingly, the Company recognized reorganization charges for asset write-downs during the three and nine months ended June 30, 2003 as follows:

                                     Three months ended      Nine months ended
                                          June 30, 2003          June 30, 2003
-------------------------------------------------------- ----------------------

Write downs:

Inventory                                  -                        $4,231,528
Prepaid expenses and other assets          -                           479,139
Property, plant and equipment              -                         1,602,351
Goodwill and other intangibles             -                         5,280,653
                                           -                         ---------
                                           -                       $11,593,671
                                           =                       ===========

During the three months ended June 30, 2003, the Company sold property, plant and equipment for proceeds of $4,260,911 and recognized a loss on sale of property, plant and equipment of $2,717,630. The loss on sale of property, plant and equipment was offset by a waiver of certain preptition long term debt owed to a creditor (see below).

As a result of the Bankruptcy Action, the Company recognized recoveries of certain liabilities for the three and nine months ended June 30, 2003 as follows:

                                          Three months ended  Nine months ended
                                               June 30, 2003      June 30, 2003
--------------------------------------------------------------------------------

Recoveries:

Accrued expenses and other current
  liabilities                                       $246,737           $535,620
Other liabilities                                     82,893            487,934
                                                      ------            -------
                                                    $329,630         $1,023,554
                                                    ========         ==========

As a result of the Bankruptcy Action, the Company has classified its secured and unsecured debt, notes and capital lease obligations as prepetition liabilities subject to compromise. During the three months ended June 30, 2003, the Company paid $7,473,049 in principal to its secured lenders and capital leaseholders from proceeds of equipment sales and working capital. During the three months ended June 30, 2003, the Company sold certain assets to an unsecured creditor, and as part of the sale, received a waiver of $5,643,030 in prepetition long term debt owed to the creditor.

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

The Bankruptcy Order, among other things, implements a change of control whereby Champion Equities, a Utah limited liability company ("Champion"), a Mr. David Roff, of Toronto, Canada ("Roff"), and a group of new investors, took control of the Company. The principal provisions of the Plan, which are authorized and implemented by the Bankruptcy Order, are the following, which is not an exhaustive list thereof:

h) the termination of present management and the present Board of Directors and appointment of Mr. David Roff in their place and stead;

i) giving a Utah entity known as Champion Industries ("Champion"), the power and authority to appoint such other directors, in addition to Mr. Roff, as Champion, in its sole discretion deems appropriate;

j) the reverse split of the Company's common capital stock 1-for-30 on the basis of 5,048,782 shares issued and outstanding immediately prior to the Bankruptcy Order;

k) authorizing Champion to amend the Company's Articles of Incorporation and Bylaws to (i) effect a quasi-reorganization for accounting purposes, (ii) provide the maximum indemnification or other protections to the Company's officers and directors that is allowed under applicable law, (iii) conform to the provisions of the Plan and the corollary Confirmation Order, (iv) set the authorized stock of the Company, post-reverse split, at fifty million (50,000,000) common capital shares; and (v) take all action necessary and appropriate to carry out the terms of the Plan;

l) authorizing Champion, without solicitation of or notice to shareholders, to issue (i) 2,000,000 post-reverse split shares of the Company's common stock to the Company's new management, and (ii) 4,000,000 post-reverse split shares, legend free, in the sole and unfettered discretion of Champion;

m) the Company's Board of Directors, was authorized, without seeking or obtaining shareholder approval to take any and all actions necessary or appropriate to effectuate amendments to the Company's Certificate of Incorporation and/or Bylaws called for under the Plan and the Company's Board of Directors and officers was authorized to execute, verify, acknowledge, file and publish any and all instruments or documents that may be required to accomplish the same; and

n) the Company's charter is to be amended in conformance with applicable bankruptcy rules and the amended charter or bylaws shall, among other provisions, authorize the issuance of any new shares while simultaneously prohibiting the issuance of nonvoting equity securities to the extent required by section 1123(a)(6) of the United States Bankruptcy Code.

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