Form 10-K
period 2003-09-30
DEEP WELL OIL & GAS INC
filed 2004-01-05
CIK 869495

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2003
                          ------------------

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

     Yes   X    No ___
         -----

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

     Yes   X     No ___
         ------

     The aggregate market value of the voting stock held by non-affiliates of the Registrant (based upon the closing price of the Registrant's common stock on December 31, 2003 of $0.55 per share) was approximately $90,878. Shares of common stock held by each executive officer and director of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of December 31, 2003, the Registrant had approximately 2,165,233 shares of Common Stock, $.001 par value per share outstanding. This figure accounts for, or takes into consideration, a reverse split of the Company's common stock that occurred and became effective on November 21, 2003. For financial statement purposes, the Company has shown 6,165,233 shares of common stock issued and outstanding. This incorporates an additional 4 million shares that are to be issued by the Company as ordered by the Bankruptcy Court.

                            DEEP WELL OIL & GAS, INC.
                            -------------------------
                                      INDEX
                                      -----

PART I
Item 1. Business                                                               1
Item 2. Properties                                                             6
Item 3. Legal Proceedings                                                      6
Item 4. Submission of Matters to a Vote of Security Holders                    6

PART II
Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters                                                                6
Item 6. Selected Financial Data                                                8
Item 7. Management's Discussion and Analysis or Plan of Operation              9
Item 7A. Quantitative and Qualitative Disclosure About Market Risks           12
Item 8. Financial Statements and Supplementary Data                           12
Item 9. Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure                                                  20
Item 9A. Controls and Procedures                                              21

PART III
Item 10. Directors and Executive Officers of the Registrant                   21
Item 11. Executive Compensation                                               22
Item 12. Security Ownership of Certain Beneficial Owners and Management       22
Item 13. Certain Relationships and Related Transactions                       23
Item 14. Principal Accountant Fees and Services                               23

PART IV
Item 15. Exhibits and Reports on Form 8-K                                     24

SIGNATURES                                                                    24

                                     PART I

ITEM 1.  BUSINESS

HISTORY

Deep Well Oil & Gas, Inc. ("Deep Well Oil & Gas", "Deep Well" or the "Company") (formerly "Allied Devices Corporation") was originally incorporated on July 18, 1988 under the laws of the state of Nevada as Worldwide Stock Transfer, Inc. These articles were complicated and lengthy, the type of provisions one would expect to find in by-laws, and consisted of 14 pages, single-spaced. On October 25, 1990, an amendment to our articles was made changing our name to Illustrious Mergers, Inc. At that time an article prohibiting preemptive rights was also added.

On June 18, 1991, a company known as Allied Devices Corporation was merged with and into Illustrious Mergers, Inc., and our name was at that time changed to Allied Devices Corporation. On August 19, 1996, a company called Absolute Precision, Inc., was merged with and into us and we retained our name; however, as a result of that transaction, our principal offices were relocated to New York.

We thereafter engaged in substantial business operations, primarily in the manufacture and distribution of standard and custom precision mechanical assemblies and components throughout the United States, however, on February 19, 2003, we filed a Petition for Relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court in and for the Eastern District of New York titled In re: Allied Devices Corporation, et al., Chapter 11, Case No. 03-80962-511 ("the Bankruptcy Action").

REORGANIZATION

On July 23, 2003, a Liquidating Plan of Reorganization ("Plan") was filed and submitted to the Bankruptcy Court for the Court's approval. See Exhibit 2.1 attached hereto, a full and complete copy of such Plan. See also Form 8-K/A filed by the Company on November 25, 2003 for additional information.

On September 10, 2003, after notice to all creditors and a formal hearing, U.S. Bankruptcy Judge Melanie L. Cyganowski issued an "Order Confirming Liquidating Plan of Reorganization" in the Bankruptcy Action (hereinafter "Bankruptcy Order"). In conjunction with that Bankruptcy Order, the Company's liabilities, among other things, were paid off and extinguished. See Exhibit 2.2 attached hereto and incorporated by reference, a full and complete copy of such Bankruptcy Order.

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

As a result of the Bankruptcy Order giving Mr. Roff the power and authority to change the Company's name and direction, we decided to change our name from "Allied Devices Corporation" to "Deep Well Oil and Gas, Inc." Accordingly, in the form of Restated and Amended Articles of Incorporation filed with the State of Nevada in October, we changed our name to "Deep Well Oil and Gas, Inc." Our form of Restated and Amended Articles of Incorporation was accepted by the Nevada Secretary of State on October 22, 2003, pursuant to provisions of Nevada corporate law allowing the amending of corporate articles on the basis of orders entered by U.S. Bankruptcy Courts. A complete copy of our accepted form of Restated and Amended Articles of Incorporation, signed by Mr. Roff and stamped by the Nevada Secretary of State, is attached hereto as Exhibit 3.1.

Prior to the Bankruptcy Order adopting the Liquidating Plan of Reorganization, there were 5,048,782 outstanding shares of our common stock. Following the Bankruptcy Order and the acceptance by the Nevada Secretary of State of our form of Restated and Amended Articles which implements the 1-for-30 reverse split of our shares, and rounding up any fractional shares to the nearest share and also, after the issuance of 2 million shares to Mr. Roff as ordered by the Bankruptcy Court, there are now 2,165,233 issued and outstanding shares of the Registrant's common stock. For financial statement purposes, the Company has shown 6,165,233 shares of common stock issued and outstanding. This incorporates the additional 4 million shares that are to be issued by the Company as ordered by the Bankruptcy Court.

As part of the implementation of the Bankruptcy Order, the Company's stock symbol was changed from ALDVQ to DWOG. The Company's stock is quoted on the "Pink Sheets".

FRESH START

Upon emergence from Chapter 11 proceedings on September 10, 2003, the Company adopted fresh-start reporting in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting By Entities in Reorganization Under the Bankruptcy Code (SOP 90-7). In connection with the adoption of fresh-start reporting, a new entity has been deemed created for financial reporting purposes. For financial reporting purposes, the Company adopted the provisions of fresh-start reporting effective September 10, 2003. All periods presented prior to September 10, 2003, have been designated Predecessor Company.

BUSINESS

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

RISKS

The Company has no recent operating history and no representation is made, nor is any intended, that the Company will in fact be able to carry on future business activities successfully.

Development stage companies like the Company compete to obtain favorable business opportunities. The Company faces competition from other development stage companies similarly situated.

The Company is unable to ascertain the exact number of competitor companies, or whether or when such competitors' competitive positions could improve or change. Thus, The Company may be unable to acquire merger or other partners or otherwise locate business combinations on terms acceptable to management. Accordingly, such competition, although customary with development stage companies, could result in delays, increased costs, or other types of adverse consequences affecting The Company and its financial condition.

Need for Additional Capital or Financing and Risks Associated Therewith

Management does not presently intend to borrow funds to compensate any persons, consultants, promoters or affiliates in relation to the implementation of its plans. However, if the Company engages outside advisors or consultants in its search for opportunities, it may be necessary for the Company to attempt to raise additional funds. As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event the Company does need to raise capital, most likely the only method available to the Company would be the private sale of its securities. These possible private sales would more than likely have to be to persons known by the director or other shareholders of the Company or to venture capitalists that would be willing to accept the substantial risks associated with investing in a company with limited history, no current operations and nominal capital.

Because of the nature of the Company as a development stage company, it is unlikely that it could make a public offering of securities or be able to borrow any significant sum from either a commercial or private lender. Management will attempt to acquire funds or financing, if necessary, on the best available terms. However, there can be no assurance that the Company will be able to obtain additional funding or financing when and if needed, or that such funding, if available, can be obtained on terms reasonable or acceptable to the Company. Although not presently anticipated, a possibility exists that the Company would offer and sell additional securities to its existing shareholders or their affiliates or possibly even "accredited investors."

Risks of Penny Stock Investing

The Company's common stock is considered to be a "penny stock" because it meets one or more of the definitions in the Exchange Act Rule 3a51-1, a Rule made effective on July 15, 1992. These include but are not limited to the following:
(i) the stock trades at a price less than five dollars ($5.00) per share; (ii) it is NOT traded on a "recognized" national exchange; (iii) it is NOT quoted on the NASD's automated quotation system (NASDAQ), or even if so, has a price less than five dollars ($5.00) per share; OR (iv) is issued by a company with net tangible assets less than $2,000,000, if in business more than three years continuously, or $5,000,000, if in business less than a continuous three years, or with average revenues of less than $6,000,000 for the past three years. The principal result or effect of being designated a "penny stock" is that securities broker-dealers cannot recommend the stock but must trade in it on an unsolicited basis.

Risks Related to Broker-Dealer Requirements Involving Penny Stocks / Risks Affecting Trading and Liquidity

Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 promulgated thereunder by the Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. These rules may have the effect of reducing the level of trading activity in the secondary market, if and when one develops.

Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock." Moreover, Commission Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in
(ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Pursuant to the Penny Stock Reform Act of 1990, broker-dealers are further obligated to provide customers with monthly account statements. Compliance with the foregoing requirements may make it more difficult for investors in the Company's stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

EMPLOYEES

The Company currently has one part time employee. We expect to hire from time to time, independent consultants and contractors during the stages of implementing our plans.

ITEM 2.  PROPERTY

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

ITEM 3.  LEGAL PROCEEDINGS

See Item 1 of Part I hereof titled "Business" and Item 7 of Part II hereof titled "Management's Discussion and Analysis or Plan of Operation" for a detailed discussion of the Company's Bankruptcy Action.

The company is not currently aware of any legal proceedings or claims that the company believes will have, individually or in the aggregate, a material adverse effect on the company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

PREDECESSOR COMPANY

The Company's common stock was originally listed on the National Association of Securities Dealers Automated SmallCap Market ("NASDAQ") as of November 17, 1994. Following the downturn in sales and profits in 2001-2002, the Company no longer met the listing criteria for NASDAQ's SmallCap Market and accordingly the Company's stock was delisted to the OTC Bulletin Board ("OTC-BB") on September 16, 2002. Subsequent to the delisting, the Company did not file its Form 10-Q for the quarter ended December 31, 2002 on a timely basis, and accordingly, the Company's stock was delisted to the Pink Sheets on March 25, 2003.

SUCCESSOR COMPANY

The Company's stock is currently quoted on the Pink Sheets under the symbol DWOG. The Company's trading ranges by quarter for fiscal 2003 and 2002 were as follows:

                                               High                    Low

Fiscal 2002
         First Quarter                        $1.45                  $0.65
         Second Quarter                       $1.16                  $0.40
         Third Quarter                        $0.70                  $0.35
         Fourth Quarter                       $0.47                  $0.05

Fiscal 2003
         First Quarter                        $0.24                  $0.12
         Second Quarter                       $0.13                  $0.01
         Third Quarter                        $0.03                 $0.002
         Fourth Quarter                      $0.002                $0.0003


The Company has not paid cash dividends since inception. The Company intends to retain all of its earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future. The payment of any future dividends will be at the discretion of the board of directors and will depend upon a number of factors, including future earnings, the success of the company's business activities, capital requirements, the general financial condition and future prospects of the company, general business conditions and such other factors as the board of directors may deem relevant.

As of October 16, 2003, we had approximately 423 holders of record of the Successor Company's common stock.

RECENT SALES OF UNREGISTERED SECURITIES

On September 10, 2003, the Company issued 2 million shares of common stock to Mr. David Roff pursuant to the Bankruptcy Order. For financial statement purposes, the Company has shown 6,165,233 shares of common stock issued and outstanding. This incorporates the additional 4 million shares that are to be issued by the Company as ordered by the Bankruptcy Court.

ITEM 6.  SELECTED FINANCIAL DATA

The Company emerged from Chapter 11 proceedings with no assets and no liabilities and a new plan of operation. Upon emergence from Chapter 11 proceedings on September 10, 2003, we adopted fresh-start reporting in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting By Entities in Reorganization Under the Bankruptcy Code. The Company has included selected financial data for the Successor Company. The following selected financial data should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-K.


Deep Well Oil & Gas, Inc.
(Development Stage Company)
Selected Financial Data
                                                                Period Sep. 10 -
                                                                         Sep. 30
                                                                            2003
--------------------------------------------------------------------------------

STATEMENT OF OPERATIONS DATA:

Revenue                                                             $      --

Expenses                                                            $    50,000

Net loss                                                            $   (50,000)

Net loss per share - basic and diluted                              $     (0.01)

Weighted average outstanding shares                                   6,165,233



                                                                         Sep. 30
                                                                            2003
--------------------------------------------------------------------------------

BALANCE SHEET DATA:

Total assets                                                                 $--
Total debt                                                                   $--
Stockholders' equity                                                         $--
--------------------------------------------------------------------------------

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

On July 23, 2003, a Liquidating Plan of Reorganization ("Plan") was filed and submitted to the Bankruptcy Court for the Court's approval. See Exhibit 2.1 attached hereto, a full and complete copy of such Plan. See also Form 8-K/A filed by the Company on November 25, 2003 for additional information.

On September 10, 2003, after notice to all creditors and a formal hearing, U.S. Bankruptcy Judge Melanie L. Cyganowski issued an "Order Confirming Liquidating Plan of Reorganization" in the Bankruptcy Action (hereinafter "Bankruptcy Order"). In conjunction with that Bankruptcy Order, the Company's liabilities, among other things, were paid off and extinguished. See Exhibit 2.2 attached hereto and incorporated by reference, a full and complete copy of such Bankruptcy Order.

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

As a result of the Bankruptcy Order giving Mr. Roff the power and authority to change the Company's name and direction, we decided to change our name from "Allied Devices Corporation" to "Deep Well Oil and Gas, Inc." Accordingly, in the form of Restated and Amended Articles of Incorporation filed with the State of Nevada in October, we changed our name to "Deep Well Oil and Gas, Inc." Our form of Restated and Amended Articles of Incorporation was accepted by the Nevada Secretary of State on October 22, 2003, pursuant to provisions of Nevada corporate law allowing the amending of corporate articles on the basis of orders entered by U.S. Bankruptcy Courts. A complete copy of our accepted form of Restated and Amended Articles of Incorporation, signed by Mr. Roff and stamped by the Nevada Secretary of State, is attached hereto as Exhibit 3.1.

Prior to the Bankruptcy Order adopting the Liquidating Plan of Reorganization, there were 5,048,782 outstanding shares of our common stock. Following the Bankruptcy Order and the acceptance by the Nevada Secretary of State of our form of Restated and Amended Articles which implements the 1-for-30 reverse split of our shares, and rounding up any fractional shares to the nearest share and also, after the issuance of 2 million shares to Mr. Roff as ordered by the Bankruptcy Court, there are now 2,165,233 issued and outstanding shares of the Registrant's common stock. For financial statement purposes, the Company has shown 6,165,233 shares of common stock issued and outstanding. This incorporates the additional 4 million shares that are to be issued by the Company as ordered by the Bankruptcy Court.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SELLERS & ANDERSEN   L.L.C.
---------------------------
Certified Public Accountants and Business Consultants
Member SEC Practice Section of the AICPA          941 East 3300 South, Suite 202
                                                      Salt Lake City, Utah 84106
                                                          Telephone 801 486-0096
                                                                Fax 801 486-0098

Board of Directors
Deep Well Oil & Gas, Inc.
Toronto, Ontario, Canada

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of Deep Well Oil & Gas, Inc. (development stage company) at September 30, 2003 and the statements of operations, stockholders' equity, and cash flows for the period September 10, 2003 to September 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the over all financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Deep Well Oil & Gas, Inc. at September 30, 2003 and the statements of operations, and cash flows for the period September 10, 2003 to September 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Salt Lake City, Utah
December 18, 2003                                 s\Sellers & Andersen L.L.C.

Deep Well Oil & Gas, Inc.
(Development Stage Company)
Balance Sheet
September 30, 2003


-------------------------------------------------------------------------------
Assets
Current assets
Cash                                                                   $   --
-------------------------------------------------------------------------------
   Total current assets                                                    --
-------------------------------------------------------------------------------
   Total assets                                                        $   --
===============================================================================


Liabilities and Stockholders' Equity
Current liabilities
Accounts payable                                                       $   --
-------------------------------------------------------------------------------
   Total current liabilities                                               --
-------------------------------------------------------------------------------
   Total liabilities                                                       --
-------------------------------------------------------------------------------

Stockholders' Equity
Common stock,
   50,000,000 shares authorized at $.001 par value;
   6,165,233 shares issued and outstanding                                6,165
Capital in excess of par value                                           43,835
Deficit accumulated during the development stage -
   dated September 10, 2003 - note 1                                    (50,000)
-------------------------------------------------------------------------------
   Total stockholders' equity                                              --
-------------------------------------------------------------------------------
   Total liabilities and stockholders' equity                          $   --
===============================================================================

The accompanying notes are an integral part of these financial statements

Deep Well Oil & Gas, Inc.
(Development Stage Company)
Statement of Operations
For the period September 10, 2003 to September 30, 2003


Revenue                                                             $      --
Expenses                                                                 50,000
-------------------------------------------------------------------------------
Net loss                                                            $   (50,000)
===============================================================================

Net loss per share - basic and diluted                              $     (0.01)
===============================================================================

Weighted average outstanding shares                                   6,165,233
===============================================================================

The accompanying notes are an integral part of these financial statements


Deep Well Oil & Gas, Inc.
(Development Stage Company)
Statement of Changes in Stockholders Equity



                                                        Common Stock            Capital in                      Total
                                                 ---------------------------    Excess of      Accumulated   Stockholders'
                                                    Shares         Amount       Par Value        Deficit        Equity
                                                 -----------------------------------------------------------------------
Balance, September 10, 2003                        165,233            165           (165)           --              --
Issuance of common stock pursuant
   to bankruptcy agreement
   September 10, 2003 - notes 1 & 4              6,000,000          6,000         44,000            --            50,000
Net operating loss for the period
   September 10, 2003 to September 30, 2003           --             --             --           (50,000)        (50,000)
                                                 -----------------------------------------------------------------------
Balance, September 30, 2003                      6,165,233      $   6,165      $  43,835       $ (50,000)      $    --
                                                 =======================================================================

The accompanying notes are an integral part of these financial statements



Deep Well Oil & Gas, Inc.
(Development Stage Company)
Statement of Cash Flows
For the period September 10, 2003 to September 30, 2003



 Cash flows from operating activities
 Net loss                                                        (50,000)
 Adjustments to reconcile net loss to net cash provided by
    operating activities:
    Issuance of common stock for expenses - note 1                50,000
-------------------------------------------------------------------------
 Net change in cash from operating activities                          -
-------------------------------------------------------------------------

 Cash flows from investing activities
-------------------------------------------------------------------------

 Cash flows from financing activities
-------------------------------------------------------------------------

 Net increase (decrease) in cash                                       -
 Cash, beginning of period                                             -
-------------------------------------------------------------------------
 Cash, end of period                                                   -
=========================================================================

Schedule of non-cash operating activities
Issuance of 6,000,000 common shares pursuant to bankruptcy
  agreement - expenses                                          $ 50,000

The accompanying notes are an integral part of these financial statements

Deep Well Oil & Gas, Inc.
(Development Stage Company)
Notes to Financial Statements

1. ORGANIZATION

The Company, and its former subsidiaries, were engaged in the manufacture and distribution of standard and custom precision mechanical assemblies and components throughout the United States.

On February 19, 2003 the Company filed a petition for bankruptcy in the United States Bankruptcy Court under Chapter 11 in the Eastern District of New York titled "Allied Devices Corporation, Case No. 03-80962-511". The Company emerged from bankruptcy pursuant to a Bankruptcy Court Order entered on September 10, 2003 with no remaining assets or liabilities.

The terms of the bankruptcy settlement included (1) a reverse common stock split of 30 shares of outstanding stock for one share (2) increasing the authorized common capital stock from 25,000,000 to 50,000,000 shares with a par value of $.001 (3) a change in the name of the Company from "Allied Devices Corporation" to "Deep Well Oil & Gas, Inc." (4) and the authorization for the issuance of 2,000,000 post split restricted common shares and 4,000,000 post split common shares in exchange for $50,000, which was paid into the bankruptcy court by the recipients of the shares.

Restated and amended articles of incorporation completing the terms of the bankruptcy have been filed in the state of Nevada.

This report has been prepared showing the name "Deep Well Oil & Gas, Inc." and the post split common stock, with $.001 par value, from inception. The accumulated deficit has been restated to zero and dated September 10, 2003 with the statement of operations to begin on that date.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods
------------------

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy
---------------

The Company has not yet adopted a policy regarding payment of dividends.

Financial and Concentrations Risk
---------------------------------

The Company does not have any concentration or related financial credit risk.

Income Taxes
------------

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

On September 30, 2003, the Company had a net operating loss available for carry forward of $50,000. The income tax benefit of approximately $15,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The loss carryover will expire in 2023.

Revenue Recognition
-------------------

Revenue is recognized on the sale and delivery of a product or the completion of a service provided.

Advertising and Market Development
----------------------------------

The company expenses advertising and market development costs as incurred.

Basic and Diluted Net Income (Loss) Per Share
---------------------------------------------

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of the preferred share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

Financial Instruments
---------------------

The carrying amounts of financial instruments are considered by management to be their estimated fair values.

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

Recent Accounting Pronouncements
--------------------------------

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.  SIGNIFICANT  TRANSACTIONS WITH  RELATED PARTIES

An officer-director, or his controlled entity, has acquired 32% of the Company's outstanding common capital stock.

4.  COMMON CAPITAL STOCK

The outstanding common capital stock on February 19, 2003 (the date the Company filed for bankruptcy) was 5,048,742 shares. As part of the settlement from the bankruptcy the Company completed a reverse stock split, reducing the outstanding shares to 165,233, and the rights to issue 6,000,000 post split common shares, in exchange for $50,000, resulting in total outstanding shares of 6,165,233. (note 1) On the report date the 6,000,000 shares were in the process of being issued, and for reporting purposes the shares are shown as outstanding on September 30, 2003.

5.  GOING CONCERN

The Company intends to seek business opportunities that will provide a profit, however, the Company does not have the working capital necessary to be successful in this effort, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through short term related party loans, and equity funding, which will enable the Company to operate for the coming year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective March 20, 2003, BDO Seidman, LLP (the "Predecessor Accountant") resigned as the independent auditors for the Company. Sellers and Andersen, LLC (the "Successor Accountant") were appointed as the Company's new independent accountants. The Company's Board of Directors approved this action on November 10, 2003. During the last two fiscal years ended September 30, 2002 and 2001 and the subsequent periods to March 20, 2003 (i) there were no disagreements between the Company and BDO Seidman, LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of BDO Seidman, LLP would have caused BDO Seidman, LLP to make reference to the matter in its reports on the Company's financial statements, and (ii) BDO Seidman, LLP's reports did not contain an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles. During the last two most recent fiscal years ended September 30, 2002 and 2001 and the subsequent periods to March 20, 2003, there were no reportable events as the term described in Item 304(a)(1)(iv) of Regulation S-B. BDO Seidman, LLP's opinion in its report on the Company's financial statements for the year ended September 30, 2002 and 2001, expressed substantial doubt with respect to the Company's ability to continue as a going concern.

The Company has not previously consulted with the Successor Accountant regarding the application of accounting principles to a specific completed or contemplated transaction or the type of audit opinion that might be rendered on the Company's financial statements.

ITEM 9A. CONTROLS AND PROCEDURES

         (a) Evaluation of disclosure controls and procedures.

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

         (b) Changes in internal controls over financial reporting.

          Since the Company filed its Form 10-K for the year ended September 30, 2002, the Company has entered and emerged from Chapter 11 protection under the U.S. Bankruptcy Code with a new board of directors and new management. The Company contracted the past management of the Company, including its CFO, to assist in the preparation of the financial statements presented herein (for the Predecessor Company) and believes that the control environment that existed to prepare this financial information has not materially affected, or is not reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT The executive officers and directors of the Company are as follows:

 Name             Age                      Position
David Roff         32        President, CEO, Chairman of the Board,
                             Sole Director and CFO

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

David Roff, age 32, is the co-president of a private consulting firm called Brave Consulting. Brave Consulting invested in, started and manages four private Internet companies. Mr. Roff has held this position since 2001. From 1998 until 2001, Mr. Roff founded and was vice president of an investor relations and public relations firm. From 1995 until 1998, Mr. Roff was a management consultant for Coopers & Lybrand Consulting where he advised large financial institutions, mutual funds, pension funds and other organizations on technology, internal control strategies and where he additionally provided computer audit support. Mr. Roff has a Bachelor of Arts degree from the University of Western Ontario located in London, Ontario. He is also a Canadian Chartered Accountant.

ITEM 11. EXECUTIVE COMPENSATION

No executive officer currently receives any cash compensation or other benefits from the Company. Cash compensation amounts will be determined in the future based on the services to be rendered and time devoted to the affairs of the Company and the availability of funds. Other elements of compensation, if any, will be determined at that time or at other times in the future.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number and percentage of the shares of the Company's Common Stock owned of record and beneficially by each person or entity owning more than 5% of such shares and by all executive officers, officers and directors, as a group at December 31, 2003:

                                  Number of Shares        Percentage of Shares
      Name                       Beneficially Owned       Beneficially Owned (1)
David Roff (2)                       2,000,000                  92.4%
All officers and directors
   as a group (1 person)             2,000,000                  92.4%

(1)  Based on 2,165,233 common shares outstanding on December 31, 2003.

(2) The address for David Roff is c/o Deep Well Oil & Gas, Inc., 31 Walmer Rd., Suite 6, Toronto, Ontario, Canada, M5R 2W7.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table is a summary of the fees billed to us by Sellers & Andersen, LLC for professional services for the fiscal years ended September 30, 2003 and September 30, 2002:

 Fee Category                      Fiscal 2003 Fees          Fiscal 2002 Fees

Audit Fees                             $4,075                         -
Audit-Related Fees                          -                         -
Tax Fees                                    -                         -
All Other Fees                              -                         -
                                            -                         -

Total Fees                             $4,075                         -
                                       ======                        ===

         Audit Fees. Consists of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by Sellers & Andersen, LLC in connection with statutory and regulatory filings or engagements.

         Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under "Audit Fees." These services include employee benefit plan audits, accounting consultations in connection with acquisitions, attest services that are not required by statute or regulation, and consultations concerning financial accounting and reporting standards.

         Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and international tax compliance, tax audit defense, customs and duties, mergers and acquisitions, and international tax planning.

         All Other Fees. Consists of fees for products and services other than the services reported above. In fiscal 2003 and 2002, there were no other fees other than as reported above.

                                     PART IV

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

o 2.1 - July 23, 2003, Liquidating Plan of Reorganization of Allied Devices Corporation, now known as Deep Well Oil and Gas, Inc.

o 2.2 - September 10, 2003, Order and Plan of Reorganization of the U.S. Bankruptcy Court in and for the Eastern District of New York, In re: Allied Devices Corporation, Chapter 11, Case No. 03-80962-511

o 3.1 - Restated and Amended Articles of Incorporation filed with and accepted by the Secretary of State of Nevada on October 22, 2003, changing the name to "Deep Well Oil and Gas, Inc." and otherwise implementing the Plan

o    31 - Certification of President and Chief Financial Officer Pursuant to
     Section 302 of the Sarbanes-Oxley Act of 2002

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


                                            DEEP WELL OIL & GAS, INC.
                                            (Registrant)


Dated: December 31, 2003                    By: /s/  DAVID ROFF
                                            -------------------
                                            David Roff
                                            President, CFO and Sole Director