Form 10-K/A
period 2003-09-30
DEEP WELL OIL & GAS INC
filed 2004-01-28
CIK 869495

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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

                            DEEP WELL OIL & GAS, INC.
                            -------------------------
                                      INDEX
                                      -----

PART I
Item 1. Business                                                               1
Item 2. Properties                                                             6
Item 3. Legal Proceedings                                                      6
Item 4. Submission of Matters to a Vote of Security Holders                    6

PART II
Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters                                                                6
Item 6. Selected Financial Data                                                8
Item 7. Management's Discussion and Analysis or Plan of Operation              9
Item 7A. Quantitative and Qualitative Disclosure About Market Risks           12
Item 8. Financial Statements and Supplementary Data                           12
Item 9. Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure                                                  32
Item 9A. Controls and Procedures                                              33

PART III
Item 10. Directors and Executive Officers of the Registrant                   33
Item 11. Executive Compensation                                               34
Item 12. Security Ownership of Certain Beneficial Owners and Management       34
Item 13. Certain Relationships and Related Transactions                       35
Item 14. Principal Accountant Fees and Services                               35

PART IV
Item 15. Exhibits and Reports on Form 8-K                                     36

SIGNATURES                                                                    36

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


Deep Well Oil & Gas, Inc.
(formerly Allied Devices Corporation)
(Development Stage Company)

                                                                Predecessor  Predecessor    Predecessor   Predecessor   Predecessor
                                                 Successor          Company     Company        Company        Company       Company
                                                   Company           Period        Year           Year           Year          Year
                                          Period Sep. 10 -   Oct. 1, 2002 -       ended          ended          ended         ended
                                                   Sep. 30           Sep. 9     Sep. 30        Sep. 30        Sep. 30       Sep. 30
                                                      2003             2003        2002           2001           2000          1999
                                                (Unaudited)      (Unaudited)   (Audited)      (Audited)      (Audited)     (Audited)
------------------------------------------------------------------------------------------------------------------------------------

STATEMENT OF OPERATIONS DATA:

Net sales                                     $       --     $  9,244,193  $ 18,246,189   $ 29,868,056   $ 32,575,127  $ 22,827,298

Gross profit                                  $       --     $  1,117,981  $    845,392   $  4,958,005   $  9,795,720  $  7,897,701

Selling, general and administrative expenses  $       --     $  3,255,696  $  6,175,483   $  8,031,342   $  7,507,908  $  6,013,032

Interest expense, net                         $       --     $    527,986  $  1,809,372   $  1,706,338   $  1,220,592  $  1,007,807

Net income (loss)                             $    (50,000)  $  1,272,197  $ (8,469,056)  $ (3,656,111)  $    638,594  $    560,417

Net income (loss) per share - basic           $      (0.01)  $       0.26  $      (1.71)  $      (0.74)  $       0.13  $       0.11

Basic weighted average number of shares
   of common stock outstanding                   6,165,233      4,948,392     4,948,392      4,935,965      4,847,592     4,913,524

Net income (loss) per share - diluted         $      (0.01)  $       0.26  $      (1.71)  $      (0.74)  $       0.12  $       0.11

Diluted weighted average number of shares
   of common stock outstanding                   6,165,233      4,948,392     4,948,392      4,935,965      5,537,748     4,948,546

BALANCE SHEET DATA:

Total assets                                  $       --     $       --    $ 24,755,243   $ 34,300,780   $ 31,866,647  $ 26,471,002
Total debt                                    $       --     $       --    $ 22,389,292   $ 23,901,833   $ 14,154,233  $ 12,508,974
Stockholders' deficit                         $       --     $       --    $ (1,272,197)  $  7,196,859   $ 10,956,620  $ 10,318,026
-----------------------------------------------------------------------------------------------------------------------------------



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

Salt Lake City, Utah
December 18, 2003                                 s\Sellers & Andersen L.L.C.



Deep Well Oil & Gas, Inc.
(formerly Allied Devices Corporation)
(Development Stage Company)
Consolidated Balance Sheets

                                                                Successor      Predecessor     Predecessor
                                                                  Company          Company         Company
                                                                  Sep. 30           Sep. 9         Sep. 30
                                                                     2003             2003            2002
                                                               (Unaudited)      (Unaudited)       (Audited)
-----------------------------------------------------------------------------------------------------------
Assets
Current
Cash                                                             $       --     $       --     $  1,536,299
Accounts receivable, net of allowance for doubtful accounts
   of $nil, $nil and $58,000, respectively                               --             --        2,291,625
Inventories                                                              --             --        5,620,833
Prepaid expenses and other assets                                        --             --          299,511
Income tax refund receivable                                             --             --          294,000
-----------------------------------------------------------------------------------------------------------
   Total current assets                                                  --             --       10,042,268
-----------------------------------------------------------------------------------------------------------
Property, plant and equipment, at cost, net of accumulated
   depreciation and amortization                                         --             --        9,368,554
Goodwill and other intangibles, net of accumulated amortization          --
   of $nil, $nil and $1,686,160, respectively                            --             --        5,280,653
Other assets                                                             --             --           63,768
-----------------------------------------------------------------------------------------------------------
   Total assets                                                  $       --     $       --     $ 24,755,243
-----------------------------------------------------------------------------------------------------------


Liabilities and Stockholders' (Deficit) Equity
Current
Accounts payable                                                 $       --     $       --     $  2,017,381
Accrued expenses and other current liabilities                           --             --        1,184,787
Current portion of long-term debt and capital lease obligations          --             --       16,478,259
-----------------------------------------------------------------------------------------------------------
   Total current liabilities                                             --             --       19,680,427
-----------------------------------------------------------------------------------------------------------
Long-term debt and accrued interest                                      --             --        5,911,033
Other liabilities                                                        --             --          435,980
-----------------------------------------------------------------------------------------------------------
   Total liabilities                                                     --             --       26,027,440
-----------------------------------------------------------------------------------------------------------

Stockholders' (Deficit) Equity
Common stock, $.001 par value, authorized 50,000,000 shares,
   issued and outstanding 6,165,233 shares                              6,165          5,049          5,049
Additional paid-in capital                                             43,835      3,520,970      3,520,970
Retained deficit                                                      (50,000)    (3,396,848)    (4,669,045)
-----------------------------------------------------------------------------------------------------------
   Subtotal                                                              --          129,171     (1,143,026)
Treasury stock, at cost                                                  --         (129,171)      (129,171)
-----------------------------------------------------------------------------------------------------------
   Total stockholders' deficit                                           --             --       (1,272,197)
-----------------------------------------------------------------------------------------------------------
   Total liabilities and stockholders' deficit                   $       --     $       --     $ 24,755,243
-----------------------------------------------------------------------------------------------------------



                                               14


Deep Well Oil & Gas, Inc.
(formerly Allied Devices Corporation)
(Development Stage Company)
Consolidated Statements of Operations

                                                                             Predecessor      Predecessor   Predecessor
                                                             Successor           Company          Company       Company
                                                               Company            Period             Year          Year
                                                      Period Sep. 10 -    Oct. 1, 2002 -            ended         ended
                                                               Sep. 30            Sep. 9          Sep. 30       Sep. 30
                                                                  2003              2003             2002          2001
                                                            (Unaudited)       (Unaudited)        (Audited)     (Audited)
-------------------------------------------------------------------------------------------------------------------------
Net sales                                                    $       --      $  9,244,193    $ 18,246,189    $ 29,868,056
   Cost of sales                                                     --         8,126,212      14,897,237      22,191,192
   Inventory write-downs                                             --              --         2,503,560       2,718,859
-------------------------------------------------------------------------------------------------------------------------
Gross profit                                                         --         1,117,981         845,392       4,958,005

   Selling, general and administrative expenses                      --         3,255,696       6,175,483       8,031,342
   Write-downs                                                     50,000            --         2,323,765            --
   Restructuring expense                                             --              --              --           914,785
-------------------------------------------------------------------------------------------------------------------------
Income (loss) from operations                                     (50,000)     (2,137,715)     (7,653,856)     (3,988,122)
    ---------------------------------------------------------------------------------------------------------------------

   Other (income) expense                                            --              --          (173,458)         (7,536)
   Interest expense (net)                                            --           527,986       1,809,372       1,706,338
-------------------------------------------------------------------------------------------------------------------------
Income (loss) before reorganization items and income taxes        (50,000)     (2,665,701)     (9,289,770)     (5,686,924)
-------------------------------------------------------------------------------------------------------------------------

Reorganization items
   Inventory write-downs                                             --         4,231,528            --              --
   Write-downs (recoveries)                                          --        (8,169,426)           --              --
-------------------------------------------------------------------------------------------------------------------------
                                                                     --        (3,937,898)           --              --

   Income taxes                                                      --              --          (820,714)     (2,030,813)
-------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                            $    (50,000)   $  1,272,197    $ (8,469,056)   $ (3,656,111)
-------------------------------------------------------------------------------------------------------------------------

Net income (loss) per share - basic                          $      (0.01)   $       0.26    $      (1.71)   $      (0.74)
-------------------------------------------------------------------------------------------------------------------------

Basic weighted average number of shares
   of common stock outstanding                                  6,165,233       4,948,392       4,948,392       4,935,965
-------------------------------------------------------------------------------------------------------------------------

Net income (loss) per share - diluted                        $      (0.01)   $       0.26    $      (1.71)   $      (0.74)
-------------------------------------------------------------------------------------------------------------------------

Diluted weighted average number of shares
   of common stock outstanding                                  6,165,233       4,948,392       4,948,392       4,935,965
-------------------------------------------------------------------------------------------------------------------------




Deep Well Oil & Gas, Inc.
(formerly Allied Devices Corporation)
(Development Stage Company)
Consolidated Statements of Stockholders' (Deficit) Equity



                                                 Common stock
                                               $0.001 par value
                                          -------------------------
                                                                                                                       Total
                                                                         Additional                    Retained     Stockholders'
                                              Number                      Paid-in      Treasury       (Deficit)      (Deficit)
                                            of Shares       Amount        Capital        Stock         Earnings        Equity
----------------------------------------------------------------------------------------------------------------------------------
PREDECESSOR COMPANY
Balance, September 30, 2000                 4,947,942   $      4,948   $  3,624,721   $   (129,171)  $  7,456,122   $ 10,956,620
Net loss                                                                                               (3,656,111)    (3,656,111)
Sale of common stock                              800              1          2,599           --             --            2,600
Shares issued for acquisition                 100,000            100        399,900           --             --          400,000
Stock price guarantee
   related to acquisition                        --             --         (506,250)          --             --         (506,250)
--------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2001                 5,048,742          5,049      3,520,970       (129,171)     3,800,011      7,196,859
Net loss                                                                                               (8,469,056)    (8,469,056)
--------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2002                 5,048,742          5,049      3,520,970       (129,171)    (4,669,045)    (1,272,197)
UNAUDITED
Net income, Oct. 1, 2002 - Sep. 9, 2003          --             --             --             --        1,272,197      1,272,197
--------------------------------------------------------------------------------------------------------------------------------
Balance, September 9, 2003                  5,048,742          5,049      3,520,970       (129,171)    (3,396,848)          --
SUCCESSOR COMPANY (UNAUDITED)
Reverse stock split                        (4,883,509)        (4,884)          --             --             --           (4,884)
Acquisition of corporate entity                  --             --           43,835           --             --           43,835
Adoption of fresh start accounting               --             --       (3,520,970)       129,171      3,396,848          5,049
Issuance of common stock                    6,000,000          6,000           --             --                           6,000
Net loss, Sep. 12, 2003 - Sep. 30, 2003          --             --             --             --          (50,000)       (50,000)
--------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2003                 6,165,233   $      6,165   $     43,835   $       --     $    (50,000)  $       --
--------------------------------------------------------------------------------------------------------------------------------



Deep Well Oil & Gas, Inc.
(formerly Allied Devices Corporation)
(Development Stage Company)
Consolidated Statements of Cash Flows

                                                                               Predecessor      Predecessor    Predecessor
                                                                 Successor         Company          Company        Company
                                                                   Company          Period             Year           Year
                                                          Period Sep. 10 -  Oct. 1, 2002 -            ended          ended
                                                                   Sep. 30          Sep. 9          Sep. 30        Sep. 30
                                                                      2003            2003             2002           2001
                                                                (Unaudited)     (Unaudited)       (Audited)      (Audited)
---------------------------------------------------------------------------------------------------------------------------
 Cash flows from operating activities
 Net (loss) income                                                 (50,000)      1,272,197      (8,469,056)     (3,656,111)
 Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Depreciation and amortization                                     --           837,864       2,850,147       2,469,080
    Allowance for doubtful accounts                                   --              --            (2,000)         (7,000)
    Provision (benefit) for income taxes                              --              --           885,400      (1,112,400)
    Write-downs of assets and goodwill                              50,000      11,593,671       4,827,325       2,718,859
    Recoveries of liabilities                                         --        (4,411,031)           --              --
    Loss (gain) on sale of equipment                                  --         2,717,630        (189,903)         (7,536)
    Recoveries of debt and capital lease obligations                  --       (13,838,168)           --              --
    Unrealized loss (gain) on interest rate collar                    --           (16,003)         47,248         200,000
 Changes in assets and liabilities, net of effects from
   acquisitions:
    Decrease (increase) in:
    Accounts receivable                                               --         2,291,625        (158,352)      2,814,891
    Inventories                                                       --         1,389,305         298,297        (833,626)
    Prepaid expenses and other current assets                         --           (89,650)        249,921        (393,263)
    Income tax refund receivable                                      --           294,000         311,503        (605,503)
    Other assets                                                      --             1,185             (80)        141,047
    (Decrease) increase in:
    Accounts payable and accrued expenses                             --           773,261         715,649      (1,583,237)
    Other liabilities                                                 --              --            47,102          50,411
    Income taxes payable                                              --              --              --          (881,801)
--------------------------------------------------------------------------------------------------------------------------
 Total adjustments                                                  50,000       1,543,689       9,882,257       2,969,922
--------------------------------------------------------------------------------------------------------------------------
 Net cash provided by (used in) operating activities                  --         2,815,886       1,413,201        (686,189)
--------------------------------------------------------------------------------------------------------------------------

 Cash flows from investing activities
 Capital expenditures                                                 --            (9,640)        (66,936)       (515,648)
 Business acquisitions, net of cash acquired                          --              --              --          (682,975)
 Proceeds from sale of equipment                                      --         4,260,911            --           180,000
--------------------------------------------------------------------------------------------------------------------------
 Net cash provided by (used in) investing activities                  --         4,251,271         (66,936)     (1,018,623)
--------------------------------------------------------------------------------------------------------------------------

 Financing Activities
 Increase (decrease) in bank borrowings                               --              --           200,000       3,900,000
 Principal payments on long-term debt and capital
   lease obligations                                                  --        (8,603,456)        (64,688)     (2,777,363)
 Proceeds from equipment financing                                    --              --              --           224,111
 Deferred financing costs                                             --              --              --             2,600
--------------------------------------------------------------------------------------------------------------------------
 Net cash provided by (used in) financing activities                  --        (8,603,456)        135,312       1,349,348
--------------------------------------------------------------------------------------------------------------------------

 Net increase (decrease) in cash                                      --        (1,536,299)      1,481,577        (355,464)
 Cash, beginning of period                                            --         1,536,299          54,722         410,186
--------------------------------------------------------------------------------------------------------------------------
 Cash, end of period                                                  --              --         1,536,299          54,722
--------------------------------------------------------------------------------------------------------------------------

Supplemental disclosure of cash flow information:
Cash paid (received) during the year:
Interest                                                      $       --      $    527,986    $  1,312,161    $  1,332,334
Income taxes                                                  $       --      $       --      $ (2,511,770)   $    691,480
Supplemental schedule of non-cash investing and financing:
Equipment (returned) acquired under capital leases            $       --      $       --      $ (1,891,889)   $  4,153,000
Debt change from equipment returned and acquired              $       --      $       --      $  2,081,791    $       --
Consideration in connection with acquisition paid with debt   $       --      $       --      $     60,000    $  3,816,000




DEEP WELL OIL & GAS, INC.
(FORMERLY ALLIED DEVICES CORPORATION)
(DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       UNAUDITED FINANCIAL STATEMENTS

The Company is filing unaudited financial statements for the period October 1, 2002 to September 9, 2003 and the period September 10, 2003 to September 30, 2003. The Company's public auditing firm has not yet completed its registration with the Public Company Accounting Oversight Board ("PCAOB") and is unable to sign an audit opinion of the Company until such time as it is registered with the PCAOB.

2.       NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Deep Well Oil & Gas, Inc. (formerly Allied Devices Corporation) (the "Company") is a development stage company that intends to engage in the oil and gas exploration business. At this time, the Company is in discussions to acquire properties or projects involving "heavy oil" projects.


Prior to September 10, 2003, the Predecessor Company, known as Allied Devices Corporation, was engaged primarily in the manufacture and distribution of standard and custom precision mechanical assemblies and components throughout the United States. The Predecessor Company was comprised of Allied Devices Corporation ("ADCO"), and its wholly owned subsidiaries, Empire - Tyler Corporation ("Empire") and APPI, Inc. ("APPI"), (collectively the "Predecessor Company").

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

FRESH START REPORTING

Upon emergence from Chapter 11 proceedings, the Company adopted fresh-start reporting in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting By Entities in Reorganization Under the Bankruptcy Code (SOP 90-7). In connection with the adoption of fresh-start reporting, a new entity has been deemed created for financial reporting purposes. For financial reporting purposes, the Company adopted the provisions of fresh-start reporting effective September 10, 2003. All periods presented prior to September 10, 2003, including the financial information contained in this quarterly report, have been designated Predecessor Company.

In adopting the requirements of fresh-start reporting as of September 10, 2003, the Company was required to value its assets and liabilities at fair value and eliminate its accumulated deficit as of September 10, 2003. The Company emerged from Chapter 11 proceedings with no assets and liabilities pursuant to the Bankruptcy Order and its balance sheet at that time is stated as such.

PRINCIPLES OF CONSOLIDATION

The Successor Company has no subsidiaries.

The consolidated financial statements include the accounts of the Predecessor Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

INVENTORIES

During the first quarter of fiscal 2002, the Predecessor Company changed its method of inventory costing from last-in first-out (LIFO) to first-in first-out
(FIFO). Prior periods have been restated to reflect this change.

Inventories are valued at the lowerf of cost (first-in, first-out (FIFO) method) or market in the Predecessor Company.

DEPRECIATION AND AMORTIZATION

Property, plant and equipment are stated at cost in the Predecessor Company. Depreciation and amortization of property, plant and equipment was computed using the straight-line method over the estimated useful lives of the assets. The estimated lives were as follows:

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

INCOME TAXES

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

On September 30, 2003, the Successor Company had an available net operating loss carry forward of $50,000. The tax benefit of $15,000 from the carry forwards has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The loss carryover will expire in 2023.

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

GOODWILL

The Successor Company has adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". On September 10, 2003, the Successor Company assigned the $50,000 purchase price for the corporate entity as goodwill to its sole reporting unit. At the same time, the Successor Company conducted an impairment test and determined that the goodwill balance was fully impaired due to uncertainty with regard to future cash flows and a general lack of financial resources. In accordance with this impairment, the Successor Company wrote off the entire goodwill balance against earnings.

The Predecessor Company implemented FAS No. 142 on October 1, 2002. During the first quarter of the Predecessor Company's fiscal 2003, the entire balance of $5,230,653 of goodwill was written off as the amount was impaired. As of September 30, 2002, the net carrying value of goodwill was $5,230,653, which is net of a write off in fiscal 2002 of $2,323,765 related to an impairment. Amortization expense during the year ended September 30, 2002, was approximately $696,000.

LONG-LIVED ASSETS

The Predecessor Company reviewed the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicated that the carrying amount of the assets may not be recoverable. Any long-lived assets held for disposal were reported at the lower of their carrying amounts or fair value less cost to sell. The Predecessor Company recorded an asset impairment loss of $2,323,765 for the year ended September 30, 2002.

REVENUE RECOGNITION

The Predecessor Company recognized sales upon shipment of products. All sales were shipped F.O.B. shipping point and were not sold subject to a right of return unless the products are defective. The Predecessor Company's level of returns arising from defective products had historically been immaterial.

SHIPPING AND HANDLING COSTS

The Predecessor Company recorded its shipping and handling fee costs as required under EITF No. 00-10, "Accounting for Shipping and Handling Fee Costs." Accordingly, shipping and handling fee costs were recorded in Sales and Cost of Sales.

ADVERTISING EXPENSES

Advertising expenses are expensed as incurred in the Predecessor Company.

STOCK BASED COMPENSATION

The Successor Company has no stock based compensation plans.

The Predecessor Company accounted for stock based compensation using the intrinsic value method as permitted by SFAS No. 123 and accounted for such transactions in accordance with Accounting Principles Board ("APB") No. 25 and, as required by SFAS No. 123, provided pro forma information regarding net income
(loss) as if compensation costs for the Predecessor Company's stock plan had been determined in accordance with the fair value method presented by SFAS No. 123.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Predecessor Company's financial instruments, including cash, receivables, payables and short-term debt, approximated fair value as of September 30, 2002. The carrying value of the Predecessor Company's long-term debt, approximated fair value as of September 30, 2002 based upon the borrowing rates available to the Predecessor Company for bank loans with similar terms and average maturities.

CONCENTRATIONS OF RISK

The Predecessor Company extended credit based on an evaluation of its customer's financial condition, generally without requiring collateral. Exposure to losses on receivables was principally dependent on each customer's financial condition. The Predecessor Company monitored its exposure for credit losses and maintained allowances for anticipated losses. No individual customer was considered to be a significant risk.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3. REORGANIZATION ITEMS

As a result of the Bankruptcy Action, the Predecessor Company recognized reorganization charges for asset write-downs during the period October 1, 2002 to September 9, 2003 as follows:

                                                         Period
                                              October 1, 2002 -
                                              September 9, 2003
----------------------------------------------------------------

Write downs:

Inventory                                            $4,231,528
Prepaid expenses and other assets                       479,139
Property, plant and equipment                         1,602,351
Goodwill and other intangibles                        5,280,653
                                                      ---------
                                                    $11,593,671
                                                    ===========

During the period October 1, 2002 to June 30, 2003, the Predecessor Company sold property, plant and equipment for proceeds of $4,260,911 and recognized a loss on sale of property, plant and equipment of $2,717,630. The loss on sale of property, plant and equipment was offset by a waiver of certain prepetition long term debt owed to a creditor (see below).

As a result of the Bankruptcy Action, the Predecessor Company recognized recoveries of certain liabilities for the period October 1, 2002 to September 9, 2003 as follows:

                                                                      Period
                                                           October 1, 2002 -
                                                           September 9, 2003
-----------------------------------------------------------------------------

Recoveries:

Accounts payable                                                  $2,874,206
Accrued expenses and other current liabilities                     1,048,891
Other liabilities                                                    487,934
                                                                  ----------
                                                                  $4,411,031
                                                                  ==========

During the period October 1, 2002 to September 9, 2003, the Predecessor Company paid $8,603,456 in principal to its secured lenders and capital leaseholders from proceeds of equipment sales and working capital. As a result of the Bankruptcy Action, the Predecessor Company recognized recoveries of $8,195,138 of long term debt and capital lease obligations. The Predecessor Company also sold certain assets to an unsecured creditor, and as part of the sale, received a waiver of $5,643,030 in prepetition long term debt owed to the creditor.

4. CAPITAL STOCK

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

5. ASSET IMPAIRMENT LOSS

In accordance with FAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Predecessor Company recorded an impairment loss of $2,323,765 on the goodwill of APPI (including goodwill from its Martin Machine, Inc. acquisition). Business trends of APPI indicated that the undiscounted future cash flows for this business were less than the carrying value of the long-lived assets related to that business. The loss recognized was the difference between the carrying value of APPI's net assets and the estimated fair value of those assets based on discounted estimated future cash flows.

6. PREDECESSOR COMPANY RESTRUCTURING

In the third quarter of fiscal 2001, the Predecessor Company developed and began to implement a cost savings initiative to increase long-term profitability. The Predecessor Company closed three manufacturing facilities and consolidated these operations into a new facility in Sanford, Maine, following an orderly transition of production to the new facility.

Other restructuring costs associated with downsizing included severance for layoffs throughout the Predecessor Company and professional fees incurred in restructuring and forbearance negotiations. The Predecessor Company estimated the costs associated with the restructuring to be approximately $915,000 and recorded this expense for the year ended September 30, 2001. The restructuring expense consisted of $243,000 in moving costs paid and $672,000 in accrued expenses and liabilities. The accrual in fiscal 2001 included approximately $392,000 ($142,000 in severance, $50,000 in moving costs, and $200,000 in professional fees with approximately $86,000 remaining at the end of fiscal
2002), and $280,000 in lease abandonment costs (approximately $138,000 remaining at the end of fiscal 2002).

7. PREDECESSOR COMPANY ACQUISITIONS

On July 8, 1998, with an effective date of July 1, 1998, the Predecessor Company acquired the assets and business of APPI from Atlantic Precision Products, Inc., a manufacturer of high precision, machined components for original equipment manufacturers with advanced engineering requirements. The price of net assets acquired (including assumption of specified liabilities) was made up of cash, stock, and performance consideration. The consideration was $7,237,500 in cash and 250,000 shares of the Predecessor Company's common stock. The common stock portion of the consideration was recorded at $4 per share, the value guaranteed by the Predecessor Company. On July 9, 2001, the Predecessor Company settled the stock price guarantee portion of the APPI acquisition by issuing a note to the seller in the amount of $506,250 with interest thereon at 7% per annum. The note represented the difference between the guaranteed stock price of $4 per share and the average stock price from July 6 to July 9, 2001 for 250,000 shares of stock. The Predecessor Company had recorded this as a long term note payable and reduction of stockholders' equity. The note was subject to a subordination agreement between the seller and the Predecessor Company's lending institution.

The performance consideration was a stipulated percentage of the future earnings (as defined) for APPI for three years. The Predecessor Company's policy with respect to any such contingent consideration was to record a liability for such amounts as the defined earnings were achieved. After September 30, 2001 no further contingent consideration was accrued. As of that date, contingent consideration of $5,981,061 was recorded as additional goodwill, of which $1,521,998 was paid in cash and $4,459,063 was delivered in the form of five year notes, subordinated to the bank credit facility, due through September 30, 2006 bearing interest at 7% per annum, in accordance with the terms of the asset purchase agreement. The total amount of goodwill amounted to $8,827,797.

On November 15, 2000, the Predecessor Company acquired Martin Machine, Inc., ("Martin Machine") located in Raymond, Maine. The acquisition was accounted for using the purchase method of accounting, and results of operations of this company have been included in the Predecessor Company's consolidated financial statements from the date of acquisition. Original purchase consideration amounted to $1,031,000, including the value of 100,000 shares of common stock (issued immediately following closing), $400,000 in cash, and a $300,000 five year note payable subordinated to the bank credit facility (Notes 8 and 10), due through September 30, 2006, bearing interest at 7% per annum. Subsequent to the closing the Predecessor Company paid an additional $18,912 in cash, which was recognized as additional goodwill. The total excess of cost over the fair value of assets acquired amounted to $448,374, which has been recorded as goodwill.

The Predecessor Company recorded an impairment loss of $2,323,765 on the goodwill of APPI (including goodwill from its Martin Machine, Inc. acquisition) during fiscal 2002.

The Predecessor Company wrote off all goodwill during the first quarter of 2003 as a result of impairment. See note 2 for additional detail.

8. PREDECESSOR COMPANY INVENTORIES

Inventories are summarized as:

                                          September 30,       September 30,
                                                   2003                2002
 ---------------------------------------------------------------------------
 Raw materials                                       -             $634,604
 Work-in-process                                     -            1,043,629
 Finished goods                                      -            3,942,600
                                                   ----           ---------
                                                     -           $5,620,833
                                                   ====          ==========

The Predecessor Company wrote off $4,231,528 and $2,503,560 for the period October 1, 2002 to September 9, 2003 and the year ended September 30, 2002, respectively, of inactive, slow moving and excess inventories.

9. PREDECESSOR COMPANY PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of:

                                                 September 30,   September 30,
                                                          2003            2002
 ------------------------------------------------------------------------------
 Machinery and equipment                                     -     $17,201,771
 Tools, molds and dies                                       -       1,317,591
 Furniture, fixtures and office equipment                    -         675,933
 Leasehold improvements                                      -         266,144
 Building and improvements                                   -          94,520
 Land                                                        -           5,000
                                                           ---      ----------
                                                             -      19,560,959
 Less: accumulated depreciation and amortization             -      10,192,405
                                                           ---      ----------
 Property, plant and equipment (net)                         -       9,368,554
                                                           ===      ==========

Included in machinery and equipment and office equipment at September 30, 2002 is approximately $8,931,000 of equipment under capital lease agreements. At September 30, 2002, the related accumulated depreciation amounts were approximately $3,174,000. During fiscal 2002, property, plant and equipment decreased approximately $2,184,000 and accumulated depreciation decreased approximately $261,000 as a result of returning to a lessor certain under-utilized equipment on a capitalized lease in exchange for retirement of the full amount of related debt outstanding. The Predecessor Company recorded a related gain of approximately $173,000, net of disposition costs.

During the period October 1, 2002 to September 9, 2003, the Predecessor Company wrote off $1,602,351 of property, plant and equipment as a result of the Bankruptcy Action, sold property, plant and equipment for proceeds of $4,260,911 and recognized a loss on sale of property, plant and equipment of $2,717,630. The loss on sale of property, plant and equipment was offset by a waiver of certain prepetition long term debt owed to a creditor (see note 2 for additional information).

Depreciation and amortization expense totaled $837,864, $1,989,000 and $1,906,000 for the period October 1, 2002 to September 9, 2003 and the years ended September 30, 2002 and 2001, respectively.

10. PREDECESSOR COMPANY CREDIT FACILITIES

In July 1998, the Predecessor Company entered into a new credit agreement with its existing lender and repaid all amounts due with respect to its previous credit facility. The new credit agreement provided for a revolving credit loan and a term note. During fiscal 1999, the revolving credit facility was amended. Beginning in October 2001, the Predecessor Company and its lenders undertook to negotiate a Forbearance Agreement, prompted by the Predecessor Company's default on certain financial covenants contained in its lending agreements. Borrowings under the revolving credit loan were $7,000,000 at September 30, 2002.

Under the terms of the five and one-half year (66 months) term note, the Predecessor Company originally borrowed $6,250,000. Interest thereon is computed at the higher of the bank's prime rate plus 1/2% or a LIBOR rate plus 2.50%. The weighted average interest rate for fiscal 2002 was 5.17%. The term note was payable in twenty quarterly installments of principal, which began in March 1999. The quarterly principal installments increased ratably from $150,000 per quarter during the first year to $400,000 per quarter for the last year plus a final installment of $950,000 on December 31, 2003. The Predecessor Company had not made any principal payments since September 30, 2001.

The proceeds of the term note and a portion of the funds drawn against the revolving credit loan were used to finance the APPI acquisition. In conjunction with the issuance of the term note, the Predecessor Company issued the lender warrants to purchase 125,000 shares of its common stock. The value of the warrants totaled $97,000 and was accounted for as deferred financing costs (included in other assets) that was being amortized over the term of the credit agreement.

During the period October 1, 2002 to September 9, 2003, the Predecessor Company paid $8,603,456 in principal to its secured lenders and capital leaseholders from proceeds of equipment sales and working capital. As a result of the Bankruptcy Action, the Predecessor Company recognized recoveries of $8,195,138 of long term debt and capital lease obligations. The Predecessor Company also sold certain assets to an unsecured creditor, and as part of the sale, received a waiver of $5,643,030 in prepetition long term debt owed to the creditor. (See note 2 for additional information.)

The Successor Company emerged from the Chapter 11 proceedings with no assets and no liabilities and has no credit facility or debt obligations.

11. PREDECESSOR COMPANY LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt consisted of:


                                                              September 30,       September 30,
                                                                       2003                2002
 -----------------------------------------------------------------------------------------------
 Revolving credit loan                                                    -          $7,000,000
 Term note                                                                -           3,712,500
 Acquisition notes plus accrued interest                                  -           5,890,697
 Capital lease obligations with varying monthly payments and interest  rates  ranging from 7.2% to 9.9% per annum
    maturing  2003 through
    2006; secured by an interest in specific
    machinery and equipment                                               -           5,786,095
                                                                        ---          ----------
    Subtotal                                                              -          22,389,292
 Less: current maturities                                                 -          16,478,259
                                                                        ---          ----------
 Long-term debt and capital lease obligations                             -           5,911,033
                                                                        ===           =========

Deferred financing costs (gross) included in other assets amounted to $297,223 at September 30, 2002. Accumulated amortization amounted to $226,701 at September 30, 2002.

The Predecessor Company was in default on certain of its debt agreements at September 30, 2002, the outstanding amount of which had all been classified as current.

The Successor Company emerged from the Chapter 11 proceedings with no assets and no liabilities and has no credit facility or debt obligations. (See notes 2 and 9 for additional information.)

12. LEASES

The Predecessor Company rented facilities in Hicksville, New York and in Sanford, Maine under various operating lease agreements expiring through April 2011. In addition, the Predecessor Company was also obligated for two leases in buildings it no longer occupied in Maine. As part of a restructuring in 2001, the Predecessor Company expensed $280,000, representing the full amount due under the remaining lease obligations. Rent expense amounted to approximately $632,000, $983,000 and $1,003,000 for the period October 1, 2002 to September 9,
2003 and the years ended September 30, 2002 and 2001, respectively.

The Successor Company has no leases.

13. STOCK BASED COMPENSATION

The Successor Company does not have a stock based incentive compensation plan. All outstanding options, warrants and other instruments that were convertible into the Predecessor Company's common stock were cancelled pursuant to the Bankruptcy Order.

In October 1993, the Board of Directors of the Predecessor Company adopted an incentive stock option plan. The Plan, as amended in December 1995, January 1998, and February 2001, allowed the Board of Directors to issue options to purchase an aggregate of 2,000,000 shares of the Predecessor Company's common stock to key employees.

As of September 30, 2002, the Predecessor Company had issued options to purchase an aggregate of 1,746,750 shares of the Predecessor Company's common stock to employees and members of the Predecessor Company's Board of Directors. The Predecessor Company estimated the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2002 and 2001: no dividend yield, expected volatility of approximately 80.00% to 46.00%, risk free interest rates of 4.72% to 6.29%, with an expected life of 7.5 to 10 years. If compensation cost for the Predecessor Company's Stock Option Plan had been determined in accordance with SFAS No. 123, net income would have been reduced in 2002 and 2001 by approximately $76,000 and $86,000, respectively, and net (loss) income per diluted share would have been $(1.73) and $(.76) for each year, respectively.

The following table summarizes information about stock options outstanding at September 30, 2002:

                                   Options Outstanding                          Options Exercisable
                                     Weighted Average         Weighted                     Weighted
                                         Remaining              Average                     Average
                         Number       Contractual Life          Exercise       Number      Exercise
 Exercise Price        Outstanding         (years)               Price      Exercisable       Price
 $0.35                      4,600            2.5            $        0.35        4,600  $      0.35
 $0.35-2.44                55,400            4.6                     1.55       55,400         1.55
 $1.88-2.19                44,500            5.3                     1.91       44,500         1.91
 $1.06-1.31               210,500            6.6                     1.15      208,400         1.16
 $1.03-2.03               944,400            2.4                     1.08      944,400         1.08
 $1.00                    130,000            9.0                     1.00      108,000         1.00
 $0.55-0.91               303,750            9.5                     0.67      260,417         0.64
                        1,693,150            4.9            $        1.05    1,625,717  $      1.05






Changes in qualified and non-qualified options and warrants outstanding are summarized as follows:

                                    Warrants                              Options
                                                                                        Weighted
                                                                                        average
                                             Exercise                    Option price   Exercise
                                  Shares      Price            Shares      per share     price
 Outstanding September 30, 2000    125,000   $  2.00         1,437,900   $0.35 - $3.00  $   1.34
    Granted                             --        --           130,000          $ 1.00  $   1.00
    Cancelled                           --        --          (112,500)  $1.06 - $2.88  $   2.76
 Outstanding September 30, 2001    125,000   $  2.00         1,455,400   $0.35 - $3.00  $   1.20
    Granted                             --        --           303,750   $0.55 - $0.91  $    .67
    Cancelled                           --        --           (66,000)  $1.03 - $3.00  $   2.60
 Outstanding September 30, 2002    125,000   $  2.00         1,693,150   $0.35 - $2.44  $   1.05


At September 30, 2002, there were 1,625,717 options exercisable at a weighted average exercise price of $1.05. The weighted average fair value of options granted during fiscal 2002 and 2001 was $ .25 and $ .82, respectively.

14. COMMITMENTS

The Predecessor Company had a discretionary 401(k) plan. For the years ended
September 30, 2002 and 2001, the Predecessor Company contributed $73,153 and
$110,835, respectively.

15. TAXES (BENEFIT) ON LOSS

Provisions for income taxes (benefit) on loss in the  consolidated  statement of operations consist of the following:
                                                    Period
                                         October 1, 2002 -       September 30,       September 30,
                                         September 9, 2003                2002                2001
 --------------------------------------------------------------------------------------------------
 Current:
    Federal                                              -        $(1,686,714)          $(854,496)
    State                                                -            (19,000)            (64,317)
                                                       ---         -----------           ---------
 Total current:                                          -         (1,705,714)           (918,813)
                                                       ---         -----------           ---------
 Deferred:
    Federal                                              -             823,000         (1,034,000)
    State                                                -              62,000            (78,000)
                                                       ---         -----------           ---------
 Total deferred                                          -             885,000         (1,112,000)
                                                       ---         -----------           ---------
 Total taxes (benefit) on income (loss)
                                                         -          $(820,714)        $(2,030,813)
                                                       ===          ==========        ============




Deferred tax (assets) liabilities consist of the following:

                                                               September 30,       September 30,
                                                                        2003                2002
 ------------------------------------------------------------------------------------------------
 Tax depreciation in excess of book                                        -          $1,226,000
 Impairment of goodwill                                             (15,000)           (871,000)
 Investment tax credit carryforward                                        -            (36,000)
 Restructuring                                                             -            (46,000)
 Provision for accounts receivable                                         -            (22,000)
 Inventory capitalization                                                  -            (68,000)
 Other temporary differences -- net                                        -           (134,000)
 Accrued expenses                                                          -           (190,000)
 Net operating loss carryforward                                           -         (2,484,000)
 Less valuation allowance                                             15,000           2,625,000
                                                                   =========          ----------
 Net deferred tax (assets)                                         $       -         $         -
                                                                   =========          ==========


The Successor and Predecessor Companies provided a 100% valuation allowance against the net deferred tax assets.

16. GOING CONCERN

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


                                            DEEP WELL OIL & GAS, INC.
                                            (Registrant)


Dated: January 26, 2004                 By: /s/  DAVID ROFF
                                            -------------------
                                            David Roff
                                            President, CFO and Sole Director