Form 10-Q/A
period 2002-12-31
DEEP WELL OIL & GAS INC
filed 2004-05-07
CIK 869495

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q/A

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the quarterly period ended December 31, 2002

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the transition period from _____ to ______

                                                Commission file number 0 - 24012

                            DEEP WELL OIL & GAS, INC.
                      (formerly ALLIED DEVICES CORPORATION)
             (Exact name of registrant as specified in its charter)

              Nevada                                     13 - 3087510
   (State or other jurisdiction                        (I.R.S. Employer
 of incorporation or organization)                    Identification No.)

                         Suite 3175 246 Stewart Green SW
                        Calgary, Alberta, Canada T3H 3C8
               (Address of principal executive offices - Zip code)

                                (403) 686-6104
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes [ ]    No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities
Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes [X]   No [ ]

     As of October 30, 2003, the Registrant had approximately 2,168,292 shares of Common Stock, $.001 par value per share outstanding. This figure accounts for, or takes into consideration, a reverse split of the Company's common stock that occurred and became effective on November 21, 2003.

EXPLANATORY NOTE
This Form 10-Q/A is being filed in conjunction with the review of the financial statements and notes contained herein (Part I, Item 1) by our independent accountants, Madsen & Associates, CPA's Inc.

Part I, Items 2 and 3, as well as all of Part II (excluding Item 6 Exhibits) of
Form 10-Q filed on December 11, 2003, is incorporated by reference to this Form
10-Q/A.

                            DEEP WELL OIL & GAS, INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION ...............................................3

ITEM 1.  FINANCIAL STATEMENTS
            Condensed Consolidated Balance Sheets as of December 31, 2002
            (unaudited) and September 30, 2002 ...............................4
            Condensed Consolidated Statements of Operations (unaudited)
            for the three months ended December 31, 2002 and 2001 ............5
            Condensed Consolidated Statements of Cash Flows (unaudited)
            for the three months ended December 31, 2002 and 2001 ............6
            Notes to Condensed Consolidated Financial Statements ............7-8

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

The Company is filing this Form 10-Q/A for the quarter ended December 31, 2002 in order to become current in its filing obligations under the Exchange Act.

THE FINANCIAL STATEMENTS IN THIS FILING ARE FOR THE PREDECESSOR COMPANY. READERS
ARE CAUTIONED THAT THE PREDECESSOR COMPANY IS NO LONGER IN OPERATION AND THE
INFORMATION PRESENTED IN THESE FINANCIAL STATEMENTS DOES NOT REFLECT THE CURRENT
BUSINESS OF THE COMPANY. SEE "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS" BELOW
FOR ADDITIONAL DETAILS.

Deep Well Oil & Gas, Inc.
(formerly Allied Devices Corporation)
Consolidated Balance Sheets

                                                                  Predecessor       Predecessor
                                                                      Company           Company
                                                                      Dec. 31           Sep. 30
                                                                         2002              2002
-----------------------------------------------------------------------------------------------
Assets
Current
Cash                                                              $ 1,426,617       $ 1,536,299
Accounts receivable, net                                            1,726,399         2,291,625
Inventories                                                         1,414,666         5,620,833
Prepaid expenses and other assets                                      56,021           299,511
Income tax refund receivable                                          289,699           294,000
-----------------------------------------------------------------------------------------------
   Total current assets                                             4,913,402        10,042,268
-----------------------------------------------------------------------------------------------
Property, plant and equipment, net                                  7,320,998         9,368,554
Goodwill, net                                                               -         5,230,653
Other intangibles, net                                                      -            50,000
Other                                                                       -            63,768
-----------------------------------------------------------------------------------------------
   Total assets                                                   $12,234,400       $24,755,243
===============================================================================================

Liabilities and Stockholders' (Deficit) Equity
Current
Accounts payable                                                  $ 2,393,060       $ 2,017,381
Accrued expenses and other current liabilities                      1,176,885         1,184,787
Current portion of long-term debt and capital lease obligations             -        16,478,259
Prepetition liabilities subject to compromise                      22,480,014                 -
-----------------------------------------------------------------------------------------------
   Total current liabilities                                       26,049,959        19,680,427
-----------------------------------------------------------------------------------------------
Long-term debt and accrued interest                                         -         5,911,033
Other liabilities                                                     414,003           435,980
-----------------------------------------------------------------------------------------------
   Total liabilities                                               26,463,962        26,027,440
-----------------------------------------------------------------------------------------------

Stockholders' (Deficit) Equity
Capital stock                                                           5,049             5,049
Paid-in capital                                                     3,520,970         3,520,970
Retained deficit                                                  (17,626,410)       (4,669,045)
-----------------------------------------------------------------------------------------------
   Subtotal                                                       (14,100,391)       (1,143,026)
Treasury stock, at cost                                              (129,171)         (129,171)
-----------------------------------------------------------------------------------------------
   Total stockholders' deficit                                    (14,229,562)       (1,272,197)
-----------------------------------------------------------------------------------------------
   Total liabilities and stockholders' deficit                    $12,234,400       $24,755,243
===============================================================================================

Deep Well Oil & Gas, Inc.
(formerly Allied Devices Corporation)
Consolidated Statements of Operations

                                                                Predecessor      Predecessor
                                                                    Company          Company
                                                               Three months     Three months
                                                                      ended            ended
                                                                    Dec. 31          Dec. 31
                                                                       2002             2001
--------------------------------------------------------------------------------------------

Net sales                                                      $  3,834,515     $  4,133,522
   Cost of sales                                                  3,558,884        3,389,610
   Inventory write-downs                                                  -                -
--------------------------------------------------------------------------------------------

Gross profit                                                        275,631          743,912
   Selling, general and administrative expenses                   1,250,966        1,537,042
   Write-downs                                                            -                -
--------------------------------------------------------------------------------------------
Income (loss) from operations                                      (975,335)        (793,130)
--------------------------------------------------------------------------------------------

   Other (income) expense                                                 -                -
   Interest expense (net)                                           388,359          439,985
--------------------------------------------------------------------------------------------
Income (loss) before reorganization items and income taxes       (1,363,694)      (1,233,115)
--------------------------------------------------------------------------------------------

Reorganization items
   Inventory write-downs                                          4,231,528                -
   Write-downs (recoveries)                                       7,362,143                -
--------------------------------------------------------------------------------------------
                                                                 11,593,671                -

   Income taxes                                                           -                -

--------------------------------------------------------------------------------------------
Net income (loss)                                              $(12,957,365)    $ (1,233,115)
--------------------------------------------------------------------------------------------

Net income (loss) per share - basic                            $      (2.62)    $      (0.25)
============================================================================================

Basic weighted average number of shares
   of common stock outstanding                                    4,948,392        4,948,392
============================================================================================

Net income (loss) per share - diluted                          $      (2.62)    $      (0.25)
============================================================================================

Diluted weighted average number of shares
   of common stock outstanding                                    4,948,392        4,948,392
============================================================================================

Deep Well Oil & Gas, Inc.
(formerly Allied Devices Corporation)
Consolidated Statements of Cash Flows

                                                                Predecessor     Predecessor
                                                                    Company         Company
                                                               Three months    Three months
                                                                      ended           ended
                                                                    Dec. 31         Dec. 31
                                                                       2002            2001
-------------------------------------------------------------------------------------------

 Cash flows from operating activities
 Net (loss) income                                              (12,957,365)     (1,233,115)
 Adjustments to reconcile net loss to net cash provided
    by (used in) operating activities:
    Depreciation and amortization                                   495,407         748,838
    Allowance for doubtful accounts                                       -               -
    Provision (benefit) for income taxes                                  -               -
    Write-downs of assets and goodwill                           11,593,671               -
    Recoveries of liabilities                                             -               -
    Loss (gain) on sale of equipment                                      -               -
    Recoveries of debt and capital lease obligations                      -               -
    Unrealized loss (gain) on interest rate collar                  (30,939)              -
 Changes in assets and liabilities, net of effects from
    acquisitions:
    Decrease (increase) in:
    Accounts receivable                                             565,226        (119,272)
    Inventories                                                     (25,361)         83,715
    Prepaid expenses and other current assets                      (212,443)        172,607
    Income tax refund receivable                                      4,301               -
    Other assets                                                          -               -
    (Decrease) increase in:                                               -               -
    Accounts payable and accrued expenses                           462,868         433,634
    Other liabilities                                                 8,962          12,713
-------------------------------------------------------------------------------------------
 Total adjustments                                               12,861,692       1,332,235
-------------------------------------------------------------------------------------------

 Net cash provided by (used in) operating activities                (95,673)         99,120
-------------------------------------------------------------------------------------------

 Cash flows from investing activities
 Capital expenditures                                                (9,640)         (2,876)
 Proceeds from sale of equipment                                          -               -
-------------------------------------------------------------------------------------------
 Net cash provided by (used in) investing activities                 (9,640)         (2,876)
-------------------------------------------------------------------------------------------

 Financing Activities
 Increase (decrease) in bank borrowings                                   -         200,000
 Principal payments on long-term debt and capital
   lease obligations                                                 (4,369)        (51,831)
-------------------------------------------------------------------------------------------
 Net cash provided by (used in) financing activities                 (4,369)        148,169
-------------------------------------------------------------------------------------------

 Net increase (decrease) in cash                                   (109,682)        244,413
 Cash, beginning of period                                        1,536,299          54,722
-------------------------------------------------------------------------------------------
 Cash, end of period                                              1,426,617         299,135
===========================================================================================

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

                                        Three months ended
                                         December 31, 2002
-----------------------------------------------------------

Write downs:

Inventory                                      $ 4,231,528
Prepaid expenses and other assets                  479,139
Property, plant and equipment                    1,602,351
Goodwill and other intangibles                   5,280,653
                                               -----------
                                               $11,593,671
                                               ===========

As a result of the Bankruptcy Action, the Company has classified its secured and unsecured debt, notes and capital lease obligations as prepetition liabilities subject to compromise.

ITEM 4. CONTROLS AND PROCEDURES:

As of December 31, 2002, the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial
Officer, of the effectiveness of the design and operation of our disclosure controls and procedures to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities
Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the Securities and Exchange Commission's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management, including our Principal Executive Officer and Principal Financial
Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2002.

There have been no changes in our internal control over financial reporting during the last quarter, which ended December 31, 2002, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS
31.1 - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 - Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 - Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

We hereby incorporate the following additional documents by reference: (a) our
Form 10-K for the year ended September 30, 2003 which was filed on January 5,
2004 and amended on January 28, 2004; (b) our Form 10-Q for the quarter ended
December 31, 2002, which was filed on December 11, 2003.

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
o  On February 23, 2004, we filed Form 8-K to disclose a change in auditors.
o  On March 5, 2004, we filed Form 8-K to report on Items 1, 3, 5, 6 and 7 regarding a change in control, a stock split, an amendment to our articles of incorporation, resignation of our director, and bankruptcy disclosure.
o  On April 28, 2004, we filed a Form 8-K/A regarding the change in the
   Company's certified accountant.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           DEEP WELL OIL & GAS, INC.
                                                  (Registrant)

Dated: May 6, 2004          By: /s/ Steven Gawne
                                    Steven Gawne
                                President, Chief (Principal) Executive
                                Officer, Director

Dated: May 6, 2004          By: /s/ Curtis J. Sparrow
                                    Curtis J. Sparrow
                                Chief (Principal) Financial Officer, Director

