Form 10-Q/A
period 2003-03-31
DEEP WELL OIL & GAS INC
filed 2004-05-07
CIK 869495

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
         EXCHANGE ACT OF 1934
         For the transition period from _____ to _____

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

Part I, Items 2 and 3, as well as all of Part II (excluding Item 6 Exhibits) of
Form 10-Q filed on December 12, 2003, is incorporated by reference to this Form
10-Q/A.

                            DEEP WELL OIL & GAS, INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION ...............................................3

ITEM 1.  FINANCIAL STATEMENTS
         Condensed Consolidated Balance Sheets as of March 31, 2003
         (unaudited) and September 30, 2002 ..................................4
         Condensed Consolidated Statements of Operations (unaudited) for the three months and six months ended March 31, 2003 and 2002 .......5
         Condensed Consolidated Statements of Cash Flows (unaudited) for the three months and six months ended March 31, 2003 and 2002 .......6
         Notes to Condensed Consolidated Financial Statements ...............7-8

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

The Company is filing this Form 10-Q/A for the quarter ended March 31, 2003 in order to become current in its filing obligations under the Exchange Act. THE
FINANCIAL STATEMENTS IN THIS FILING ARE FOR THE PREDECESSOR COMPANY. READERS ARE
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

Deep Well Oil & Gas, Inc.
(formerly Allied Devices Corporation)
Consolidated Statements of Operations

                                                       Predecessor      Predecessor      Predecessor     Predecessor
                                                         Company          Company          Company         Company
                                                       Three months     Three months      Six months      Six months
                                                          ended            ended            ended           ended
                                                         Mar. 31          Mar. 31          Mar. 31         Mar. 31
                                                           2003             2002             2003            2002
--------------------------------------------------------------------------------------------------------------------

Net sales                                              $ 3,501,617      $ 4,520,406      $ 7,336,132     $ 8,653,928
   Cost of sales                                         3,141,619        3,745,289        6,700,503       7,134,899
   Inventory write-downs                                         -                -                -               -
--------------------------------------------------------------------------------------------------------------------
Gross profit                                               359,998          775,117          635,629       1,519,029

   Selling, general and administrative expenses          1,266,390        1,560,793        2,517,356       3,097,835
   Write-downs                                                   -                -                -               -
--------------------------------------------------------------------------------------------------------------------
Income (loss) from operations                             (906,392)        (785,676)      (1,881,727)     (1,578,806)
--------------------------------------------------------------------------------------------------------------------

   Other (income) expense                                        -                -                -               -
   Interest expense (net)                                  139,627          378,605          527,986         818,590
--------------------------------------------------------------------------------------------------------------------
Income (loss) before reorganization items
and income taxes                                        (1,046,019)      (1,164,281)      (2,409,713)     (2,397,396)
--------------------------------------------------------------------------------------------------------------------

Reorganization items
   Inventory write-downs                                         -                -        4,231,528               -
   Write-downs (recoveries)                               (693,924)               -        6,668,219               -
--------------------------------------------------------------------------------------------------------------------
                                                          (693,924)               -       10,899,747               -

   Income taxes                                                  -                -                -               -

--------------------------------------------------------------------------------------------------------------------
Net income (loss)                                      $  (352,095)     $(1,164,281)    $(13,309,460)    $(2,397,396)
====================================================================================================================

Net income (loss) per share - basic                    $     (0.07)     $     (0.24)     $     (2.69)    $     (0.48)
====================================================================================================================

Basic weighted average number of shares
   of common stock outstanding                           4,948,392        4,948,392        4,948,392       4,948,392
====================================================================================================================

Net income (loss) per share - diluted                  $     (0.07)     $     (0.24)     $     (2.69)    $     (0.48)
====================================================================================================================

Diluted weighted average number of shares
   of common stock outstanding                           4,948,392        4,948,392        4,948,392       4,948,392
====================================================================================================================

Deep Well Oil & Gas, Inc.
(formerly Allied Devices Corporation)
Consolidated Statements of Cash Flows

                                                        Predecessor     Predecessor       Predecessor    Predecessor
                                                           Company         Company           Company        Company
                                                        Three months    Three months       Six months     Six months
                                                            ended           ended             ended          ended
                                                           Mar. 31         Mar. 31           Mar. 31        Mar. 31
                                                            2003            2002              2003           2002
--------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
 Net (loss) income                                         (352,095)     (1,164,281)      (13,309,460)    (2,397,396)
 Adjustments to reconcile net loss to net
    cash provided by (used in) operating
    activities:
    Depreciation and amortization                           342,457         746,640           837,864      1,495,478
    Allowance for doubtful accounts                              --              --                --             --
    Provision (benefit) for income taxes                         --              --                --             --
    Write-downs of assets and goodwill                           --              --        11,593,671             --
    Recoveries of liabilities                              (693,924)             --          (693,924)            --
    Loss (gain) on sale of equipment                             --              --                --             --
    Recoveries of debt and capital lease obligations             --              --                --             --
    Unrealized loss (gain) on interest rate collar               --              --           (30,939)            --
 Changes in assets and liabilities, net of
    effects from acquisitions:
    Decrease (increase) in:
    Accounts receivable                                    (270,529)       (321,062)          294,697       (440,334)
    Inventories                                             529,251         196,020           503,890        279,735
    Prepaid expenses and other current assets                55,378         (15,960)         (157,065)       156,647
    Income tax refund receivable                            289,699              --           294,000             --
    Other assets                                                 --              --                --             --
    (Decrease) increase in:                                      --              --                --             --
    Accounts payable and accrued expenses                   398,952         566,325           861,820        999,959
    Other liabilities                                        (8,962)        (45,439)               --        (32,726)
--------------------------------------------------------------------------------------------------------------------
 Total adjustments                                          642,322       1,126,524        13,504,014      2,458,759
--------------------------------------------------------------------------------------------------------------------
 Net cash provided by (used in) operating activities        290,227         (37,757)          194,554         61,363
--------------------------------------------------------------------------------------------------------------------

 Cash flows from investing activities
 Capital expenditures                                            --         (10,915)           (9,640)       (13,791)
 Proceeds from sale of equipment                                 --              --                --             --
--------------------------------------------------------------------------------------------------------------------
 Net cash provided by (used in) investing activities             --         (10,915)           (9,640)       (13,791)
--------------------------------------------------------------------------------------------------------------------

 Financing Activities
 Increase (decrease) in bank borrowings                          --              --                --        200,000
 Principal payments on long-term debt and
capital lease obligations                                  (117,382)         (4,246)         (121,751)       (56,077)
--------------------------------------------------------------------------------------------------------------------
 Net cash provided by (used in) financing activities       (117,382)         (4,246)         (121,751)       143,923
--------------------------------------------------------------------------------------------------------------------

 Net increase (decrease) in cash                            172,845         (52,918)           63,163        191,495
 Cash, beginning of period                                1,426,617         299,135         1,536,299         54,722
--------------------------------------------------------------------------------------------------------------------
 Cash, end of period                                      1,599,462         246,217         1,599,462        246,217
====================================================================================================================

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

                                      Three months ended      Six months ended
                                          March 31, 2003        March 31, 2003
-------------------------------------------------------- ----------------------

Write downs:

Inventory                                       -                  $ 4,231,528
Prepaid expenses and other assets               -                      479,139
Property, plant and equipment                   -                    1,602,351
Goodwill and other intangibles                  -                    5,280,653
                                               ---                    ---------
                                                -                  $11,593,671
                                               ===                 ===========

As a result of the Bankruptcy Action, the Company recognized recoveries of certain liabilities for the three and six months ended March 31, 2003 as follows:

                                        Three months ended    Six months ended
                                            March 31, 2003      March 31, 2003
----------------------------------------------------------- -------------------

Recoveries:

Accrued expenses and other
  current liabilities                           $288,883              $288,883
Other liabilities                                405,041               405,041
                                                --------               -------
                                                $693,924              $693,924
                                                ========              ========

As a result of the Bankruptcy Action, the Company has classified its secured and unsecured debt, notes and capital lease obligations as prepetition liabilities subject to compromise.

ITEM 4. CONTROLS AND PROCEDURES:

As of March 31, 2003, the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial
Officer, of the effectiveness of the design and operation of our disclosure controls and procedures to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities
Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the Securities and Exchange Commission's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management, including our Principal Executive Officer and Principal Financial
Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2003.

There have been no changes in our internal control over financial reporting during the last quarter, which ended March 31, 2003, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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
31.1 -  Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 -  Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 -  Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 -  Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

We hereby incorporate the following additional documents by reference: (a) our
Form 10-K for the year ended September 30, 2003 which was filed on January 5,
2004 and amended on January 28, 2004; and (b) our Form 10-Q and amendment thereto for the quarter ended December 31, 2002, which was filed on December 11,
2003, and our Form 10-Q for the quarter ended March 31, 2003, which was filed on
December 12, 2003.

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

