Form 10-Q/A
period 2003-06-30
DEEP WELL OIL & GAS INC
filed 2004-05-07
CIK 869495

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

Part I, Items 2 and 3, as well as all of Part II (excluding Item 6 Exhibits) of
Form 10-Q filed on December 15, 2003, is incorporated by reference to this Form
10-Q/A.

                            DEEP WELL OIL& GAS, INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                4

ITEM 1.  FINANCIAL STATEMENTS
         Condensed Consolidated Balance Sheets as of June 30, 2003            5
         (unaudited) and September 30, 2002
         Condensed Consolidated Statements of Operations (unaudited) for      6
         the three months and nine months ended June 30, 2003 and 2002
         Condensed Consolidated Statements of Cash Flows (unaudited) for      7
         the three months and nine months ended June 30, 2003 and 2002
         Notes to Condensed Consolidated Financial Statements                 8

ITEM 4.  CONTROLS AND PROCEDURES                                             15

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    16

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

The Company is filing this Form 10-Q/A for the quarter ended June 30, 2003 in order to become current in its filing obligations under the Exchange Act. THE
FINANCIAL STATEMENTS IN THIS FILING ARE FOR THE PREDECESSOR COMPANY. READERS ARE
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

Deep Well Oil & Gas, Inc.
(formerly Allied Devices Corporation)
Consolidated Statements of Operations

                                                  Predecessor      Predecessor      Predecessor     Predecessor
                                                    Company          Company          Company         Company
                                                 Three months     Three months      Nine months     Nine months
                                                    ended            ended            ended           ended
                                                   Jun. 30          Jun. 30          Jun. 30         Jun. 30
                                                     2003             2002             2003            2002
---------------------------------------------------------------------------------------------------------------
Net sales                                         $ 1,906,561      $ 4,925,527      $ 9,242,693     $13,579,455
   Cost of sales                                    1,435,257        4,026,604        8,135,760      11,161,503
   Inventory write-downs                                    -                -                -               -
---------------------------------------------------------------------------------------------------------------
Gross profit                                          471,304          898,923        1,106,933       2,417,952

   Selling, general and administrative expenses       532,767        1,554,542        3,050,123       4,652,377
   Write-downs                                              -                -                -               -
---------------------------------------------------------------------------------------------------------------
Income (loss) from operations                         (61,463)        (655,619)      (1,943,190)     (2,234,425)
---------------------------------------------------------------------------------------------------------------

   Other (income) expense                                   -                -                -               -
   Interest expense (net)                                   -          503,833          527,986       1,322,423
---------------------------------------------------------------------------------------------------------------
Income (loss) before reorganization items
   and income taxes                                   (61,463)      (1,159,452)      (2,471,176)     (3,556,848)
---------------------------------------------------------------------------------------------------------------

Reorganization items
   Inventory write-downs                                    -                -        4,231,528               -
   Write-downs (recoveries)                        (3,255,030)               -        3,413,189               -
---------------------------------------------------------------------------------------------------------------
                                                   (3,255,030)               -        7,644,717               -

   Income taxes                                             -                -                -               -

---------------------------------------------------------------------------------------------------------------
Net income (loss)                                 $ 3,193,567      $(1,159,452)    $(10,115,893)    $(3,556,848)
===============================================================================================================

Net income (loss) per share - basic               $      0.65      $     (0.23)     $     (2.04)    $     (0.72)
===============================================================================================================

Basic weighted average number of shares
   of common stock outstanding                      4,948,392        4,948,392        4,948,392       4,948,392
===============================================================================================================

Net income (loss) per share - diluted             $      0.65      $     (0.23)     $     (2.04)    $     (0.72)
===============================================================================================================

Diluted weighted average number of shares
   of common stock outstanding                      4,948,392        4,948,392        4,948,392       4,948,392
===============================================================================================================

Deep Well Oil & Gas, Inc.
(formerly Allied Devices Corporation)
Consolidated Statements of Cash Flows

                                                       Predecessor   Predecessor   Predecessor   Predecessor
                                                         Company       Company       Company       Company
                                                      Three months  Three months   Nine months   Nine months
                                                          ended         ended         ended         ended
                                                         Jun. 30       Jun. 30       Jun. 30       Jun. 30
                                                           2003          2002          2003          2002
------------------------------------------------------------------------------------------------------------
 Cash flows from operating activities
 Net (loss) income                                       3,193,567    (1,159,452)  (10,115,893)   (3,556,848)
 Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                             --         744,609       837,864     2,240,087
    Allowance for doubtful accounts                           --            --            --            --
    Provision (benefit) for income taxes                      --       1,262,988          --       1,262,988
    Write-downs of assets and goodwill                        --            --      11,593,671          --
    Recoveries of liabilities                             (329,630)         --      (1,023,554)         --
    Loss (gain) on sale of equipment                     2,717,630          --       2,717,630          --
    Recoveries of debt and capital lease obligations    (5,643,030)         --      (5,643,030)         --
    Unrealized loss (gain) on interest rate collar          14,936         7,535       (16,003)        7,535
 Changes in assets and liabilities, net of effects
    from acquisitions:                                        --            --
    Decrease (increase) in:                                   --            --
    Accounts receivable                                  1,384,163      (385,404)    1,678,860      (825,738)
    Inventories                                            885,415       110,229     1,389,305       389,964
    Prepaid expenses and other current assets               67,415      (582,718)      (89,650)     (426,071)
    Income tax refund receivable                              --            --         294,000          --
    Other assets                                             1,185          --           1,185          --
    (Decrease) increase in:                                   --            --            --            --
    Accounts payable and accrued expenses                  (75,934)      213,647       785,886     1,213,606
    Other liabilities                                         --          70,866          --          38,140
------------------------------------------------------------------------------------------------------------
 Total adjustments                                        (977,850)    1,441,752    12,526,164     3,900,511
------------------------------------------------------------------------------------------------------------
 Net cash provided by (used in) operating activities     2,215,717       282,300     2,410,271       343,663
------------------------------------------------------------------------------------------------------------

 Cash flows from investing activities
 Capital expenditures                                         --         (17,491)       (9,640)      (31,282)
 Proceeds from sale of equipment                         4,260,911          --       4,260,911          --
------------------------------------------------------------------------------------------------------------
 Net cash provided by (used in) investing activities     4,260,911       (17,491)    4,251,271       (31,282)
------------------------------------------------------------------------------------------------------------

 Financing Activities
 Increase (decrease) in bank borrowings                       --            --            --         200,000
 Principal payments on long-term debt
and capital lease obligations                           (7,473,049)       (4,285)   (7,594,800)      (60,362)
------------------------------------------------------------------------------------------------------------
 Net cash provided by (used in) financing activities    (7,473,049)       (4,285)   (7,594,800)      139,638
------------------------------------------------------------------------------------------------------------

 Net increase (decrease) in cash                          (996,421)      260,524      (933,258)      452,019
 Cash, beginning of period                               1,599,462       246,217     1,536,299        54,722
------------------------------------------------------------------------------------------------------------
 Cash, end of period                                       603,041       506,741       603,041       506,741
============================================================================================================

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

                                     Three months ended      Nine months ended
                                          June 30, 2003          June 30, 2003
-------------------------------------------------------- ----------------------

Write downs:

Inventory                                       -                  $ 4,231,528
Prepaid expenses and other assets               -                      479,139
Property, plant and equipment                   -                    1,602,351
Goodwill and other intangibles                  -                    5,280,653
                                                -                  -----------
                                                -                  $11,593,671
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
--------------------------------------------------------------------------------

Recoveries:

Accrued expenses and other current
  liabilities                                  $246,737             $  535,620
Other liabilities                                82,893                487,934
                                               --------             ----------
                                               $329,630             $1,023,554
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

ITEM 4. CONTROLS AND PROCEDURES:

As of June 30, 2003, the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial
Officer, of the effectiveness of the design and operation of our disclosure controls and procedures to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities
Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the Securities and Exchange Commission's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management, including our Principal Executive Officer and Principal Financial
Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2003.

There have been no changes in our internal control over financial reporting during the last quarter, which ended June 30, 2003, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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
31.1 -  Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 -  Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 -  Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 -  Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

We hereby incorporate the following additional documents by reference: (a) our
Form 10-K for the year ended September 30, 2003 which was filed on January 5,
2004 and amended on January 28, 2004; and (b) our Forms 10-Q and amendments thereto for the quarter ended December 31, 2002, which was filed on December 11,
2003, for the quarter ended March 31, 2003, which was filed on December 12,
2003, and for the quarter ended June 30, 2003, which was filed on December 15,
2003.

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

