Form 10-K/A
period 2003-09-30
DEEP WELL OIL & GAS INC
filed 2004-05-13
CIK 869495

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                               AMENDMENT NUMBER 2

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
          For the fiscal year ended September 30, 2003

                                       OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
          For the transition period from _______ to ________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.   Yes   [X]    No[ ]

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

EXPLANATORY NOTE
This Form 10-K/A for the fiscal year ended September 30, 2003 is being filed in conjunction with the review of the financial statements and notes contained herein (Part II, Item 8) by our independent accountants, Madsen & Associates,
CPA's Inc.

All of Parts I, III, and IV, as well as Items 5, 6, and 7A of Part II, of Form
10-K for the fiscal year ended September 30, 2003 filed on January 5, 2004 and amended on January 28, 2004, are incorporated by reference to this Form 10-K/A.

                            DEEP WELL OIL & GAS, INC.

                                      INDEX

PART II
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ...........................................3
Item 8.  Financial Statements and Supplementary Data ........................18
Item 9.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure .............................26
Item 9A. Controls and Procedures ............................................26

PART IV
Item 15. Exhibits and Reports on Form 8-K ...................................27

SIGNATURES  .................................................................29

                                     PART II

Item 7. Management's Discussion and Analysis of Financial Condition
        and Results of Operations

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
                                                                     (Audited)    (Unaudited)      (Audited)
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
-----------------------------------------------------------------------------------------------------------

Deep Well Oil & Gas, Inc.
(formerly Allied Devices Corporation)
(Development Stage Company)
Consolidated Statements of Operations

                                                                 Predecessor     Predecessor     Predecessor
                                                   Successor         Company         Company         Company
                                                     Company          Period            Year            Year
                                            Period Sep. 10 -   Oct. 1, 2002 -           ended          ended
                                                     Sep. 30          Sep. 9         Sep. 30         Sep. 30
                                                        2003            2003            2002            2001
                                                    (Audited)     (Unaudited)       (Audited)       (Audited)
------------------------------------------------------------------------------------------------------------
Net sales                                       $       --      $  9,244,193    $ 18,246,189    $ 29,868,056
   Cost of sales                                        --         8,126,212      14,897,237      22,191,192
   Inventory write-downs                                --              --         2,503,560       2,718,859
------------------------------------------------------------------------------------------------------------
Gross profit                                            --         1,117,981         845,392       4,958,005

   Selling, general and administrative
    expenses                                            --         3,255,696       6,175,483       8,031,342
   Write-downs                                        50,000            --         2,323,765            --
   Restructuring expense                                --              --              --           914,785
------------------------------------------------------------------------------------------------------------
Income (loss) from operations                        (50,000)     (2,137,715)     (7,653,856)     (3,988,122)
    --------------------------------------------------------------------------------------------------------

   Other (income) expense                               --              --          (173,458)         (7,536)
   Interest expense (net)                               --           527,986       1,809,372       1,706,338
------------------------------------------------------------------------------------------------------------
Income (loss) before reorganization
  items and income taxes                             (50,000)     (2,665,701)     (9,289,770)     (5,686,924)
------------------------------------------------------------------------------------------------------------

Reorganization items
   Inventory write-downs                                --         4,231,528            --              --
   Write-downs (recoveries)                             --        (8,169,426)           --              --
------------------------------------------------------------------------------------------------------------
                                                        --        (3,937,898)           --              --

   Income taxes                                         --              --          (820,714)     (2,030,813)
------------------------------------------------------------------------------------------------------------
Net income (loss)                               $    (50,000)   $  1,272,197    $ (8,469,056)   $ (3,656,111)
------------------------------------------------------------------------------------------------------------

Net income (loss) per share - basic             $      (0.01)   $       0.26    $      (1.71)   $      (0.74)
------------------------------------------------------------------------------------------------------------

Basic weighted average number of
  shares of common stock outstanding               6,165,233       4,948,392       4,948,392       4,935,965
------------------------------------------------------------------------------------------------------------

Net income (loss) per share - diluted           $      (0.01)   $       0.26    $      (1.71)   $      (0.74)
------------------------------------------------------------------------------------------------------------

Diluted weighted average number of
  shares of common stock outstanding               6,165,233       4,948,392       4,948,392       4,935,965
------------------------------------------------------------------------------------------------------------

Deep Well Oil & Gas, Inc.
(formerly Allied Devices Corporation)
(Development Stage Company)
Consolidated Statements of Stockholders' (Deficit) Equity

                                              Common stock
                                            $0.001 par value                                                 Total
                                         ---------------------    Additional                 Retained    Stockholders'
                                            Number                 Paid-in      Treasury    (Deficit)     (Deficit)
                                          of Shares    Amount      Capital        Stock      Earnings       Equity
----------------------------------------------------------------------------------------------------------------------
PREDECESSOR COMPANY
Balance, September 30, 2000               4,947,942   $  4,948   $ 3,624,721   $(129,171)  $ 7,456,122   $ 10,956,620
Net loss                                                                                    (3,656,111)    (3,656,111)
Sale of common stock                            800          1         2,599        --            --            2,600
Shares issued for acquisition               100,000        100       399,900        --            --          400,000
Stock price guarantee
   related to acquisition                      --         --        (506,250)       --            --         (506,250)
----------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2001               5,048,742      5,049     3,520,970    (129,171)    3,800,011      7,196,859
Net loss                                                                                    (8,469,056)    (8,469,056)
----------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2002               5,048,742      5,049     3,520,970    (129,171)   (4,669,045)    (1,272,197)
UNAUDITED
Net income, Oct. 1, 2002 - Sep. 9, 2003        --         --            --          --       1,272,197      1,272,197
----------------------------------------------------------------------------------------------------------------------
Balance, September 9, 2003                5,048,742      5,049     3,520,970    (129,171)   (3,396,848)          --
SUCCESSOR COMPANY (UNAUDITED)
Reverse stock split                      (4,883,509)    (4,884)         --          --            --           (4,884)
Acquisition of corporate entity                --         --          43,835        --            --           43,835
Adoption of fresh start accounting             --         --      (3,520,970)    129,171     3,396,848          5,049
Issuance of common stock                  6,000,000      6,000          --          --                          6,000
Net loss, Sep. 12, 2003 - Sep. 30, 2003        --         --            --          --         (50,000)       (50,000)
----------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2003               6,165,233   $  6,165   $    43,835   $    --     $   (50,000)  $       --
----------------------------------------------------------------------------------------------------------------------

Deep Well Oil & Gas, Inc.
(formerly Allied Devices Corporation)
(Development Stage Company)
Consolidated Statements of Cash Flows

                                                                           Predecessor   Predecessor   Predecessor
                                                             Successor         Company       Company       Company
                                                               Company          Period          Year          Year
                                                      Period Sep. 10 -  Oct. 1, 2002 -         ended         ended
                                                               Sep. 30          Sep. 9       Sep. 30       Sep. 30
                                                                  2003            2003          2002          2001
                                                              (Audited)     (Unaudited)    (Audited)     (Audited)
-------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
 Net (loss) income                                             (50,000)      1,272,197    (8,469,056)   (3,656,111)
 Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                 --           837,864     2,850,147     2,469,080
    Allowance for doubtful accounts                               --              --          (2,000)       (7,000)
    Provision (benefit) for income taxes                          --              --         885,400    (1,112,400)
    Write-downs of assets and goodwill                          50,000      11,593,671     4,827,325     2,718,859
    Recoveries of liabilities                                     --        (4,411,031)         --            --
    Loss (gain) on sale of equipment                              --         2,717,630      (189,903)       (7,536)
    Recoveries of debt and capital lease obligations              --       (13,838,168)         --            --
    Unrealized loss (gain) on interest rate collar                --           (16,003)       47,248       200,000
 Changes in assets and liabilities, net of effects
   from acquisitions:
    Decrease (increase) in:
    Accounts receivable                                           --         2,291,625      (158,352)    2,814,891
    Inventories                                                   --         1,389,305       298,297      (833,626)
    Prepaid expenses and other current assets                     --           (89,650)      249,921      (393,263)
    Income tax refund receivable                                  --           294,000       311,503      (605,503)
    Other assets                                                  --             1,185           (80)      141,047
    (Decrease) increase in:
    Accounts payable and accrued expenses                         --           773,261       715,649    (1,583,237)
    Other liabilities                                             --              --          47,102        50,411
    Income taxes payable                                          --              --            --        (881,801)
------------------------------------------------------------------------------------------------------------------
 Total adjustments                                              50,000       1,543,689     9,882,257     2,969,922
------------------------------------------------------------------------------------------------------------------
 Net cash provided by (used in) operating activities              --         2,815,886     1,413,201      (686,189)
------------------------------------------------------------------------------------------------------------------

 Cash flows from investing activities
 Capital expenditures                                             --            (9,640)      (66,936)     (515,648)
 Business acquisitions, net of cash acquired                      --              --            --        (682,975)
 Proceeds from sale of equipment                                  --         4,260,911          --         180,000
------------------------------------------------------------------------------------------------------------------
 Net cash provided by (used in) investing activities              --         4,251,271       (66,936)   (1,018,623)
------------------------------------------------------------------------------------------------------------------

 Financing Activities
 Increase (decrease) in bank borrowings                           --              --         200,000     3,900,000
 Principal payments on long-term debt and capital
   lease obligations                                              --        (8,603,456)      (64,688)   (2,777,363)
 Proceeds from equipment financing                                --              --            --         224,111
 Deferred financing costs                                         --              --            --           2,600
------------------------------------------------------------------------------------------------------------------
 Net cash provided by (used in) financing activities              --        (8,603,456)      135,312     1,349,348
------------------------------------------------------------------------------------------------------------------

 Net increase (decrease) in cash                                  --        (1,536,299)    1,481,577      (355,464)
 Cash, beginning of period                                        --         1,536,299        54,722       410,186
------------------------------------------------------------------------------------------------------------------
 Cash, end of period                                              --              --       1,536,299        54,722
------------------------------------------------------------------------------------------------------------------

Supplemental disclosure of cash flow information:
Cash paid (received) during the year:
Interest                                                  $       --       $   527,986   $ 1,312,161   $ 1,332,334
Income taxes                                              $       --       $      --     $(2,511,770)  $   691,480
Supplemental schedule of non-cash investing
    and financing:
Equipment (returned) acquired under capital leases        $       --       $      --     $(1,891,889)  $ 4,153,000
Debt change from equipment returned and acquired          $       --       $      --     $ 2,081,791   $      --
Consideration in connection with acquisition paid
    with debt                                             $       --       $      --     $    60,000   $ 3,816,000

DEEP WELL OIL & GAS, INC.
(FORMERLY ALLIED DEVICES CORPORATION)
(DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   UNAUDITED FINANCIAL STATEMENTS

The Company is filing unaudited financial statements for the period October 1,
2002 to September 9, 2003 (at which point the Company was issued the Bankruptcy
Order) but audited financial statements for the period September 10, 2003 to
September 30,2003.

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
 ----------------------------------------------------------------------------------
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
--------------------------------------------------------------------------------------------
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
----------------------------------------------------------------------------------------------
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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MADSEN & ASSOCIATES. CPA's INC.                             684 East Vine St. #3
Certified Public Accountants and Business Consultants         Murray, Utah 84107
Member SEC Practice Section of the AICPA                  Telephone 801-268-2632
                                                                Fax 801-262-3978

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

Salt Lake City, Utah
February 10, 2004                    s\Madsen & Associates, CPA,s Inc.

                            DEEP WELL OIL & GAS, INC.
                           (Development Stage Company)
                                  BALANCE SHEET
                               September 30, 2003

ASSETS
CURRENT ASSETS

   Cash                                                            $    -
                                                                   -------
       Total Current Assets                                        $    -
                                                                   =======

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

   Accounts payable                                                $    -
                                                                   -------
       Total Current Liabilities                                        -
                                                                   -------

STOCKHOLDERS' EQUITY

   Common stock
       50,000,000 shares authorized at $0.001 par value;
       6,165,233 shares issued and outstanding                       6,165
    Capital in excess of par value                                  43,835
    Deficit accumulated during development stage - dated
              September 10, 2003 - note 1                          (50,000)
                                                                   -------

         Total Stockholders' Equity (Deficiency)                        -
                                                                   -------
                                                                   $    -
                                                                   =======

    The accompanying notes are an integral part of these financial statements

                            DEEP WELL OIL & GAS, INC.
                           (Development Stage Company)
                             STATEMENT OF OPERATIONS
                        For the Period September 10, 2003
                              to September 30, 2003

 REVENUES                                                          $        -

 EXPENSES                                                              50,000
                                                                   ----------
      NET LOSS                                                     $   50,000
                                                                   ==========

 NET LOSS PER COMMON SHARE

    Basic and diluted                                              $     (.01)
                                                                   ----------

 WEIGHTED AVERAGE
    OUTSTANDING SHARES

     Basic                                                          6,165,233
                                                                   ----------

   The accompanying notes are an integral part of these financial statements.

                            DEEP WELL OIL & GAS, INC.
                           (Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             For the Period September 10, 2003 to September 30, 2003

                                                                   Capital
                                               Common Stock       Deficiency
                                          --------------------     in Excess     Accumulated
                                            Shares     Amount    of Par Value      Deficit
                                          ---------   -------    ------------    -----------

Balance September 10, 2003 - note 1         165,233   $   165    $       (165)   $         -

Issuance of common stock pursuant
   to bankruptcy agreement
   September 10, 2003 - notes 1&4         6,000,000     6,000          44,000              -

Net operating loss for the period
    September 10  to September 30, 2003           -         -            -           (50,000)

Balance September 30,  2003               6,165,233   $ 6,165    $     43,835    $  (50,000)
                                          =========   =======    ============    ===========

   The accompanying notes are an integral part of these financial statements.

                            DEEP WELL OIL & GAS, INC.
                           (Development Stage Company)
                             STATEMENT OF CASH FLOWS
                        For the Period September 10, 2003
                              to September 30, 2003

CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net loss                                                          $  (50,000)

   Adjustments to reconcile net loss to
   net cash provided by operating activities

          Issuance of common capital stock for expenses - note 1         50,000

               Net Change in Cash from Operations                             -
                                                                     ----------

CASH FLOWS FROM INVESTING
   ACTIVITIES                                                                 -
                                                                     ----------

CASH FLOWS FROM FINANCING
   ACTIVITIES                                                                 -
                                                                     ----------

     Net Increase  (Decrease) in Cash                                         -
   Cash at Beginning of Period                                                -
                                                                     ----------
   Cash at End of Period                                             $        -
                                                                     ==========

SCHEDULE OF NONCASH OPERATING ACTIVITIES

Issuance of 6,000,000 common shares pursuant
to bankruptcy agreement - expenses                                   $   50,000
                                                                     ----------

    The accompanying notes are an integral part of these financial statements

                            DEEP WELL OIL & GAS, INC.
                           (Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2003

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

                            DEEP WELL OIL & GAS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2003

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

                            DEEP WELL OIL & GAS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2003

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Estimates and Assumptions
-------------------------
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

On February 9, 2004, we changed accountants from Sellers & Andersen, L.L.C. to
Madsen & Associates, CPA's, Inc. We decided to dismiss Sellers & Andersen,
L.L.C. as our independent accountants. Sellers & Andersen, L.L.C.'s report on the financial statements for the period from September 10, 2003 to September
30, 2003 as contained in Forms 10-K and 10-K/A, which were filed on January 5,
2004 and January 28, 2004, respectively, were not subject to an adverse or qualified opinion or a disclaimer of opinion and were not modified as to uncertainty, audit scope or accounting principles for the period from September
10, 2003 to September 30, 2003 or for either of the past two years. Sellers &
Andersen, L.L.C.'s report on the financial statements for the period from
September 10, 2003 to September 30, 2003 raises substantial doubt about our ability to continue as a going concern and that our continuation as a going concern is dependent upon obtaining additional working capital. The decision to change accountants was approved by our Board of Directors. During the period from our engagement of Sellers & Andersen, L.L.C. on March 20, 2003 to the
date we dismissed Sellers & Andersen, L.L.C. on February 9, 2004, there were no disagreements with Sellers & Andersen, L.L.C. related to accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Sellers &
Andersen, L.L.C. would have caused Sellers & Andersen, L.L.C. to make reference to the subject matter of the disagreement in connection with its report.

Effective March 20, 2003, BDO Seidman, LLP resigned as our independent auditors.
Sellers and Andersen, LLC were appointed as our new independent accountants. Our
Board of Directors approved this action on November 10, 2003. During the last two fiscal years ended September 30, 2002 and 2001 and the subsequent periods to
March 20, 2003 (i) there were no disagreements between us and BDO Seidman, LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of BDO Seidman, LLP would have caused BDO Seidman, LLP to make reference to the matter in its reports on our financial statements, and (ii) BDO
Seidman, LLP's reports did not contain an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles. During the last two most recent fiscal years ended
September 30, 2002 and 2001 and the subsequent periods to March 20, 2003, there were no reportable events as the term described in Item 304(a)(1)(iv) of
Regulation S-B. BDO Seidman, LLP's opinion in its report on our financial statements for the year ended September 30, 2002 and 2001, expressed substantial doubt with respect to our ability to continue as a going concern.

We have not previously consulted with Sellers and Andersen, LLC regarding the application of accounting principles to a specific completed or contemplated transaction or the type of audit opinion that might be rendered on our financial statements.

ITEM 9A. CONTROLS AND PROCEDURES

As of September 30, 2003, the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial
Officer, of the effectiveness of the design and operation of our disclosure controls and procedures to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities
Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the Securities and Exchange Commission's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management, including our Principal Executive Officer and Principal Financial
Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2003.

There have been no changes in our internal control over financial reporting during the last quarter, which ended September 30, 2003, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Since the Company filed its Form 10-K for the year ended September 30, 2002, the
Company has entered and emerged from Chapter 11 protection under the U.S.
Bankruptcy Code with a new board of directors and new management. The Company contracted the past management of the Company, including its Chief Financial
Officer, to assist in the preparation of the financial statements presented herein (for the Predecessor Company) and believes that the control environment that existed to prepare this financial information has not materially affected, or is not reasonably likely to materially affect, our internal control over financial reporting.

PART IV

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS
31.1 -  Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 -  Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 -  Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 -  Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

We hereby incorporate the following additional documents by reference: (a) our
Form 10-K for the year ended September 30, 2003 which was filed on January 5,
2004 and amended on January 28, 2004; and (b) our Forms 10-Q and amendments thereto for the quarter ended December 31, 2002, which was filed on December 11,
2003; for the quarter ended March 31, 2003, which was filed on December 12,
2003; and for the quarter ended June 30, 2003, which was filed on December 15,
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
o    On March 5, we filed Form 8-K to report on Items 1, 3, 5, 6 and 7 regarding a change in control, a stock split, an amendment to our articles of incorporation, resignation of our director, and bankruptcy disclosure.
o    On April 28, 2004, we filed a Form 8-K/A regarding the change in the
     Company's certified accountant.
o    On May 7, 2004, we filed Form 8-K to report on Items 5 and 7 regarding a forward stock split, and an amendment to our articles of incorporation.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEEP WELL OIL & GAS, INC.

May 10, 2004

/s/Steven Gawne
Steven Gawne, President, Chief (Principal) Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Steven Gawne
Steven Gawne, President, Chief (Principal) Executive Officer
May 10, 2004

/s/Curtis Sparrow
Curtis Sparrow, Chief (Principal) Financial Officer, Director
May 10, 2004

/s/Horst Schmid
Horst Schmid, Chairman of the Board of Directors
May 10, 2004

/s/Len Bolger
Len Bolger, Director
May 10, 2004

