Form 10QSB
period 2003-12-31
DEEP WELL OIL & GAS INC
filed 2004-05-13
CIK 869495

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2003

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from ________ to ________.

                                                Commission file number 000-24012

                              DEEP WELL OIL & GAS, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

             Nevada                                        13 - 3087510
  (State or Other Jurisdiction of                        (I.R.S. Employer
   Incorporation or Organization)                       Identification No.)

                        246 Stewart Green S.W. Suite 3175
                         Calgary, Alberta T3H 3C8 Canada
                    (Address of Principal Executive offices)

                                 (403) 686-6104
                (Issuer's Telephone Number, Including Area Code)

            31 Walmer Rd., Unit 6, Toronto, Ontario, M5R 2W7, Canada
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section
13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes [X]    No [ ]

Applicable Only to Issuers Involved in Bankruptcy Proceedings During the
Preceding Five Years:
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of
securities under a plan confirmed by court. Yes [X]    No [ ]

Number of shares of common stock outstanding as of April 22, 2004: 12,337,156;
Number of shares of common stock outstanding as of December 31, 2003: 6,168,578.

Transitional Small Business Disclosure Format (Check one): Yes [X]   No [ ]

                                      INDEX

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements................................................3

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.........................................9

Item 3.  Controls and Procedures............................................13

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings..................................................13

Item 2.  Changes in Securities..............................................13

Item 3.  Defaults Upon Senior Securities....................................13

Item 4.  Submission of Matters to a Vote of Security Holders................13

Item 5.  Other Information..................................................13

Item 6.  Exhibits and Reports on Form 8-K...................................13

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

                            DEEP WELL OIL & GAS, INC.
                           (Development Stage Company)
                                 BALANCE SHEETS
                    December 31, 2003 and September 30, 2003
--------------------------------------------------------------------------------
                                                       Dec  31,         Sept 30,
                                                           2003             2003
                                                       --------         --------
ASSETS
CURRENT ASSETS
  Cash                                                 $    -           $    -
                                                       --------         --------
    Total Current  Assets                                   -                -
                                                       ========         ========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES

  Accounts payable                                     $ 24,010         $     -
                                                       --------         --------
  Total Current Liabilities                              24,010               -
                                                       --------         --------

STOCKHOLDERS' EQUITY

Common stock
    50,000,000 shares authorized at $0.001 par value;
    6,168,578 shares issued and outstanding               6,165            6,165

Capital in excess of par value                           43,835           43,835

Deficit accumulated during development stage - dated
    September 10, 2003 - note 1                         (74,010)         (50,000)
                                                       --------         --------

    Total Stockholders' Deficiency
                                                        (24,010)              -
                                                       --------         --------
                                                       $     -          $     -
                                                       ========         ========

    The accompanying notes are an integral part of these financial statements

                            DEEP WELL OIL & GAS, INC.
                           (Development Stage Company)
                             STATEMENT OF OPERATIONS
          For the Three Months Ended December 31, 2003 and 2002 and the
       Period September 10, 2003 (date of inception of development stage)
                              to December 31, 2003
------------------------------------------------------------------------------------

                                                     Predecessor
                                                        Company      Sept 10, 2003 -
                                    Dec 31, 2003     Dec 31, 2002    to Dec 31, 2003
                                    ------------     ------------    ---------------

REVENUES                             $       -       $  3,834,515     $          -

COST OF SALES                                -          3,558,884                -
                                    ------------     ------------    ---------------

  Gross profit                               -            275,631                -

SELLING AND ADMINISTRATIVE                24,010        1,250,966            74,010
                                    ------------     ------------    ---------------
  Loss from operations                   (24,010)        (975,335)          (74,010)

OTHER INCOME AND EXPENSES

  Interest expense                            -          (388,359)               -
  Reorganization write downs                  -       (11,593,671)               -
                                    ------------     ------------    ---------------
NET LOSS                            $    (24,010)    $(12,957,365)    $     (74,010)
                                    ============     ============    ===============

NET LOSS PER COMMON SHARE

Basic and diluted                   $         -      $     (78.53)
                                    ------------     ------------

WEIGHTED AVERAGE
   OUTSTANDING SHARES

Basic (stated in 1,000's)                  6,165              165
                                    ------------     ------------

   The accompanying notes are an integral part of these financial statements

                                           DEEP WELL OIL & GAS, INC.
                                          (Development Stage Company)
                                            STATEMENT OF CASH FLOWS
                         For the Three Months Ended December 31, 2003 and 2002 and the
                      Period September 10, 2003 ( date of inception of development stage)
                                             To December 31, 2003
----------------------------------------------------------------------------------------------

CASH FLOWS FROM                                                 Predecessor      Sept 10, 2003
   OPERATING ACTIVITIES                                           Company             to
                                               Dec 31, 2003     Dec 31, 2002     Dec 31, 2003
                                               ------------     ------------     -------------

Net loss                                       $    (24,010)    $(12,957,365)    $     (74,010)
Adjustments to reconcile net loss to
net cash provided by operating activities:

    Depreciation and amortization                        -           495,407                -
    Reorganization write downs                           -        11,562,732                -
                                                         -                -             50,000
Net changes in current assets and liabilities        24,010          803,553            24,010
                                               ------------     ------------     -------------

       Net Change in Cash from Operations                -           (95,673)               -
                                               ------------     ------------     -------------

CASH FLOWS FROM INVESTING
   ACTIVITIES

    Purchase of equipment                                -            (9,640)               -
                                               ------------     ------------     -------------

CASH FLOWS FROM FINANCING
   ACTIVITIES

    Change in long-term debt                             -            (4,369)               -
                                               ------------     ------------     -------------

       Net Change in Cash                                -          (109,682)               -
                                               ------------     ------------     -------------

      Cash at Beginning of Period                        -         1,536,299                -
                                               ------------     ------------     -------------

      Cash at End of Period                    $         -      $  1,426,617     $          -
                                               ============     ============     =============

Issuance of 6,000,000 common shares pursuant
 to bankruptcy agreement - expenses                                                    $50,000

    The accompanying notes are an integral part of these financial statements

                            DEEP WELL OIL & GAS, INC.
                           (Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2003

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

This report has been prepared showing the name "Deep Well Oil & Gas, Inc." and the post split common stock, with $.001 par value, from inception. The accumulated deficit has been restated to zero and dated September 10, 2003 with the statement of operations to begin an that date,

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods
The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy
The Company has not yet adopted a policy regarding payment of dividends.

Financial and Concentrations Risk
The Company does not have any concentration or related financial credit risk.

                            DEEP WELL OIL & GAS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2003

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

                                  Income Taxes

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

On December 31, 2003, the Company had a net operating loss available for carry forward of $74,010. The income tax benefit of approximately $22,000 from the loss carry forward has been fully offset by a valuation reserve because the use of thc future tax benefit is undeterminable since the Company has no operations.
The loss carryover will expire in 2023.

Revenue Recognition

Revenue is recognized on the sale and delivery of a product or the completion of a service provided.

                       Advertising and Market Development

The company expenses advertising and market development costs as incurred.

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if` shares had been issued on the exercise of any common share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

                              Financial Instruments

The carrying amounts of financial instruments are considered by management to be their estimated fair values.

                            DEEP WELL OIL & GAS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2003

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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
(note 1)

5. GOING CONCERN

The Company intends to seek business opportunities that will provide a profit.
However, the Company does not have the working capital necessary to be successful in this effort, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy which it believes will accomplish this objective though short term related-party loans, and equity funding, which will enable the Company to operate for the coming year.

Item 2.  Management's Discussion and Analysis of Financial Condition and
Results of Operation
EXLANATORY NOTE REGARDING FRESH START REPORTING
Upon emergence from Chapter 11 proceedings, we adopted fresh-start reporting in accordance with the American Institute of Certified Public Accountants Statement
of Position 90-7, Financial Reporting By Entities in Reorganization Under the
Bankruptcy Code (SOP 90-7). In connection with the adoption of fresh-start reporting, a new entity has been deemed created for financial reporting purposes. For financial reporting purposes, we adopted the provisions of fresh-start reporting effective September 10, 2003. All periods presented prior to September 10, 2003, including the financial information contained in this quarterly report, reflect the Predecessor Company. In adopting the requirements of fresh-start reporting as of September 10, 2003, We are required to value our assets and liabilities at fair value and eliminate any accumulated deficit as of
September 10, 2003. We emerged from Chapter 11 proceedings with no assets and liabilities pursuant to the Bankruptcy Order. Because our current business, heavy oil and gas exploration, has no relevance to the Predecessor Company, there is no basis for financial comparisons between our current operations and the predecessor company. Accordingly, we are including our Plan of Operations pertaining to our current business focus.

Forward-Looking Statements.
The following discussion and analysis contains forward looking statements and should be read in conjunction with our financial statements and related notes.
For purposes of this discussion, Deep Well Oil and Gas, Inc. is referred to herein as "we," "us," or "our." This discussion and analysis contains forward-looking statements based on our current expectations, assumptions, estimates and projections overview. The words or phrases "believe," "expect,"
"may," "should," "anticipates" or similar expressions are intended to identify
"forward-looking statements". Actual results could differ materially from those projected in the forward-looking statements as a result of the following risks and uncertainties, including (a) because we are a development stage company with a limited operating history and a poor financial condition, you will be unable to determine whether we will ever become profitable; (c) our Plan of Operations has been delayed due to lack of financing; (d) our Plan of Operations involves substantial estimated costs of $14,800,000 and if we are unable to obtain financing of that amount to pursue our Plan of Operations, we will have to curtail our we may be unable to pursue our Plan of Operations and you may lose your entire investment; (e) our business may be adversely affected by regulatory costs which would negatively affect our potential profitability; (f) if we fail to conduct adequate due diligence regarding potential alliances or acquisitions, we will be subject to increased costs and operational difficulties; (g) if we do acquire acquisitions, our operations will be negatively affected if we cannot effectively integrate such acquired operations; (h) our management decisions are made by our President/Chief Executive Officer, Steven Gawne, and if we lose his services, our operations will be negatively impacted; (h) we plan to issue our common stock if and when we are able to complete acquisitions, which will substantially dilute the value of your shares; and (i) we face strong competitive forces from large heavy oil producing companies, which may negatively affect our ability to conduct our operations.

Currently, we have insufficient funds to conduct our Plan of Operations.
Accordingly, our Plan of Operations will be delayed until such time that we obtain sufficient funding, as follows:

 Annual
Type Expenditures          Estimated Amount
-------------------       ------------------
Salaries                         $750,000*
-------------------       ------------------
Operating Expenses*              $960,000
-------------------       ------------------
Exploration (land)             $1,000,000
-------------------       ------------------
Drilling Operations            $8,000,000
-------------------       ------------------
Regulatory costs                 $100,000
-------------------       ------------------
Engineering
Consultants                      $500,000
-------------------       ------------------
Surveys & Land                   $500,000
-------------------       ------------------
3D Seismic                     $3,000,000
-------------------       ------------------
Total                        $ 14,800,000
                          ==================

* Salaries include: (a) Steven P. Gawne, Chief Executive Officer $150,000; (b)
John F. Brown, Chief Operating Officer $150,000; (c) Curtis J. Sparrow, Chief
Financial Officer $150,000; (d) Directors Dr H. A. Schmid and Len F. Bolger,
each at , $40,000; (e) Facilities Engineer - $80,000; (f) Office Manager
$60,000; (g) Receptionist $40,000; and (g)Secretary $40,000.
** Operating Expenses include office rent, utilities, and legal and accounting expenses.

We intend to satisfy these estimated total expenditures of $14,800,000 for our
Plan of Operations through a private placement(s) of our equity securities or through the operations of a company that we may acquire. If we are unable to obtain sufficient financing, we will be unable to conduct our Plan of Operations and our brand name and reputation may be negatively impacted. In the event that we do not obtain adequate financing we may have to liquidate our business and undertake any or all of the following actions:
o    Sell or dispose of our assets, if any;
o    Pay our liabilities in order of priority, if we have available cash to pay such liabilities;
o    If any cash remains after we satisfy amounts due to our creditors, distribute any remaining cash to our shareholders in an amount equal to the net market value of our net assets;
o    File a Certificate of Dissolution with the State of Nevada to dissolve our corporation and close our business;
o    Make the appropriate filings with the Securities and Exchange Commission so that we will no longer be required to file periodic and other required reports with the Securities and Exchange Commission, if, in fact, we are a reporting company at that time.

Based upon our current assets, however, we will not have the ability to distribute any cash to our shareholders. If we have any liabilities that we are unable to satisfy and we qualify for protection under the U.S. Bankruptcy Code, we may voluntarily file for reorganization under Chapter 11 or liquidation under
Chapter 7. Our creditors may also file a Chapter 7 or Chapter 11 bankruptcy action against us. If our creditors or we file for Chapter 7 or Chapter 11 bankruptcy, our creditors will take priority over our shareholders. If we fail to file for bankruptcy under Chapter 7 or Chapter 11 and we have creditors, such creditors may institute proceedings against us seeking forfeiture of our assets, if any. We do not know and cannot determine which, if any, of these actions we will be forced to take. If any of these foregoing events occur, you could lose your entire investment in our shares.

OUR PLAN OF OPERATIONS PENDING SUFFICIENT FINANCIAL RESOURCES
We intend to accomplish the following regarding our Plan of Operations over a period of twelve months, when we have sufficient resources to do so, if ever.

OUR PLAN OF OPERATIONS TO DATE
To date, we have accomplished the following in our Plan of Operations:
o    In February, 2004, we relocated our corporate operations to Calgary,
     Alberta, which is an economic activity center for petroleum resources exploration and production in Canada.
o    In February, 2004, we installed an experienced operations management leader, John F. Brown, as our Chief Operating Officer, who has experience in project supervision, including those skills and experience necessary to control drilling, completion and production operations.
o    In March, 2004, we entered into a Letter Of Intent to acquire 100% of the shares of Mikwec Energy Canada Ltd., a private Alberta petroleum resource corporation

OUR PLAN OF OPERATIONS PENDING SUFFICIENT FINANCIAL RESOURCES
We intend to accomplish the following regarding our Plan of Operations over a period of twelve months, when we have sufficient resources to do so, if ever.

SEEK ACQUISITIONS OF COMPANIES OR ENTER INTO JOINT VENTURE AGREEMENTS WITH
INDUSTRY PARTNERS THAT HAVE HEAVY OIL AND/OR CONVENTIONAL PETROLEUM ASSETS
WITHIN THE PROVINCE OF ALBERTA
Throughout our Plan of Operations, our Chief Executive Officer, on our behalf, will conduct due diligence of other heavy oil and/or conventional petroleum companies and/or properties that we may seek to acquire. We may seek to acquire a heavy oil and/or conventional petroleum company that may have some of the following components:
o    A company that has petroleum assets, such as oil sands leases and permits and/or conventional petroleum reserves and lands;
o    An existing producing company that has a synergistic location or beneficial access to a heavy oil related infrastructure or market share;
o    A company that has operational elements, such as production equipment, field personnel and ongoing operations.

TITLE AND AGREEMENT MAINTENANCE
We will attempt to secure, through an acquired company, joint venture agreements, or through our individual efforts, the following:
o    Alberta Government Petroleum and Natural Gas Leases;
o    Alberta Government Oil Sands Leases;
o    Alberta Government Oil Sands Permits;
o    Rights of entry on Alberta Government Crown Land MSL (Mineral Surface
     Lease); and
o    License of Occupation agreements.

We will engage an individual or corporation as a Contract Petroleum Landman that is sanctioned by the Canadian Association of Petroleum Landmen, otherwise known as CAPL, to negotiate and implement surface and/or petroleum lease agreements on our behalf to perform the above tasks and who will report directly to our Chief
Operating Officer. The Canadian Association of Petroleum Landmen is a
professional organization for persons engaged in all aspects of petroleum land management and includes individuals responsible for the acquisition, administration and disposition of mineral and/or surface rights for petroleum exploration production companies, as well related service and financial companies in the energy industry. The projected cost of this aspect of our Plan of Operations is an annual cost of $150,000. These leases, permits, rights of entry, and licenses are granted by the Alberta Department of Energy, and as such, require annual rental payments as a function of the areal extent of the lease. Production royalties are payable to the Alberta Government on all production from the asset, as well as annual rentals payable on the surface access agreements granted by the Alberta Government. The leases, permits, rights of entry, and license and related payments must be maintained for the life of the producing properties.

SURFACE RIGHTS AGREEMENTS/LOCATION SURVEYS/LICENSES
Surface rights agreements, required location surveys, and licenses would provide us with access to Alberta Government land for our right to exploit possible resources. A Contract Landman would perform these tasks and would report directly to our Chief Operating Officer. The consultant Contract Landman will administer all aspects of the contracts and lease agreement maintenance in order to preserve good standing of the leases. The surveying of each drilling location, facility and/or pipeline and the accompanying leases will also be handled by a consulting Surface Landman that is sanctioned by CAPL and who will report directly to our Chief Operating Officer. The projected annual cost of this aspect of our Plan of Operations is $300,000. The purpose of this aspect of our Plan of Operations is to facilitate ongoing operations and maintain leases in good standing, an obligation which will cease only upon completion of the job. All of these aspects must be maintained for the life of the producing property. During the normal course of business, individual parcels of land will be drilled and produced until abandonment, and will ultimately be returned to the Government of Alberta, whereupon the annual rental maintenance will be ended; however, ongoing and continuing operations will incur new obligations of a similar nature as new lands are acquired.

PREPARATION OF DRILLING LOCATIONS
Our corporate economic model depends upon the drilling of exploitation wells to access and produce petroleum resources. Individual wells require a discrete surface location and a license from the Government of Alberta. All aspects are in reference to this location for the life of the well. Our Drilling Department, which will be composed of our Chief Operating Officer and those operations consultants as is necessary, including but not limited to field drilling supervisors, production accountants, surveyors, and construction supervisors, will orchestrate the planning and installation of each well on its unique location. The projected drilling related costs of initial wells are projected to be $1.5 million, which includes completion and equipping the well to the point of delivering oil to market. As the project matures, efficiencies of scale will permit the drilling of additional development wells with reduced costs. The purpose of this aspect of our Plan of Operations is to allow access to oil production to generate our oil and natural gas sales revenue. Individual producing wells are expected to have a multi-year lifetime.

CONTRACTUAL AGREEMENTS FOR SERVICES AND SUPPLIES
Because we are an operator, no effort will be made to acquire oilfield service equipment to perform the routine operations required to drill and to complete and service the wells. All of the tangible and intangible equipment, hardware and drilling supplies will be sourced from the normal suite of suppliers to industry, at competitive rates.

MARKETING ARRANGEMENTS FOR OIL
Initial oil sales will be marketed month to month on a spot contract basis.
Initial oil production will necessarily be trucked to pipeline terminals for sale. If our production volumes grow, we will closely focus on methods to allow the pipelining of oil and/or gas and engage in longer term marketing contracts.

GEOLOGICAL AND ENGINEERING DATA ACQUISITION AND ANALYSIS
Upon drilling and proving economical oil and/or gas production, we will at the earliest and technically feasible opportunity, undertake a detailed 3D seismic survey over those lands expected to be productive. The acquisition and interpretation of these newly acquired seismic data will provide an orderly and efficient exploitation of the petroleum reserves. We will, during the normal course of exploitation and production of petroleum resources, collect geological and engineering data and those normal production measurements, all of which will be added to our data and information storage system.

Item 3.  Controls and Procedures
As of December 31, 2003, the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial
Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our
Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2003.

There have been no changes in our internal control over financial reporting during the last quarter, which ended December 31, 2003, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings.
We are subject to disputes and litigation in the ordinary course of our business. None of these matters, in the opinion of our management, is material or likely to result in a material effect on us based upon information available at this time.

Item 2.  Changes in Securities and Use of Proceeds
Subsequent to this report period, we filed a Form 8-K which reported that on
February 27, 2004, our Board of Directors unanimously approved a forward stock split of our common stock at a ratio of two (2) shares for every one (1) share held. The forward split became effective on March 10, 2004. After the split, we had 12,337,156 shares of common stock issued and outstanding.
Prior to the effective date of the split, we had 6,168,578 shares of common stock outstanding. In connection with the stock split we increased our authorized common shares in proportion to the forward stock split. Our authorized common stock after the forward stock split consists of 100,000,000 shares of common stock. Prior to the split, we were authorized to issue
50,000,000 shares of common stock. In connection with the forward split, we amended our articles of incorporation with the State of Nevada. We did not obtain a shareholder vote of the forward stock split and a shareholder vote was not required by Nevada law.
We filed a Form 8-K on May 7, 2004 which reported that on May 4, 2004, our Board of Directors unanimously approved a forward stock split of our common stock at a ratio of three (3) shares for every one (1) share held. The forward split will become effective on May 14, 2004. After the split, we will have 37,011,468 shares of common stock issued and outstanding. Prior to the effective date of the split, we will have 12,337,156 shares of common stock outstanding. In connection with the stock split we increased our authorized common shares in proportion to the forward stock split. Our authorized common stock after the forward stock split consists of 300,000,000 shares of common stock. Prior to the split, we were authorized to issue 100,000,000 shares of common stock. In connection with the forward split, we amended our articles of incorporation with the State of Nevada. We did not obtain a shareholder vote of the forward stock split and a shareholder vote was not required by Nevada law.

Item 3.  Defaults Upon Senior Securities
None

Item 4.  Submission of Matters to a Vote of Security Holders
None

Item 5.  Other Information.
None

Item 6.  Exhibits and Reports on Form 8-K

Exhibits
2.1   Liquidating Plan of Reorganization of Allied Devices
      Corporation, now known as Deep Well Oil and Gas, Inc. (1)
2.2   Order and Plan of Reorganization of the U.S.
      Bankruptcy Court in and for the Eastern District of New York, In re:
      Allied Devices Corporation, Chapter 11, Case No. 03-80962-511, dated
      September 10, 2003 (1)
3.1   Restated and Amended Articles of Incorporation filed with and accepted by the Secretary of State of Nevada on October 22, 2003, changing the name to "Deep Well Oil and Gas, Inc." and otherwise implementing the
      Plan (1)
3.1(a)Amended Articles of Incorporation filed with the state of Nevada on
      February 27, 2004 reflecting our two shares for one share forward stock split. (2)
3.1(b)Amended Articles of Incorporation filed with the state of Nevada on
      May 5, 2004 reflecting our three shares for one share forward stock split. (3)
31.1  Certification of President and Chief Executive Officer Pursuant to Section
      302 of the Sarbanes-Oxley Act of 2002
31.2  Certification of Chief Financial Officer Pursuant to Section 302 of the
      Sarbanes-Oxley Act of 2002
32.1  Certification of President and Chief Executive Officer Pursuant to Section
      906 of the Sarbanes-Oxley Act of 2002
32.1  Certification of Chief Financial Officer Pursuant to Section 906 of the
      Sarbanes-Oxley Act of 2002
-------------------------
(1)      Previously filed with Form 10-K/A on January 28, 2004
(2)      Previously filed with Form 8-K on March 5, 2004
(3)      Previously filed with Form 8-K on May 7, 2004

Reports in Form 8-K
We filed the following Form 8-K's during the quarter ended December 31, 2003:
o    On November 18, 2003, we filed a Form 8-K to announce our emergence from
     Chapter 11 of the U.S. Bankruptcy Code, the change in control of the
     Company, the change in certifying accountant and the changes in our directors. We amended this Form 8-K on November 25, 2003 to amend the
     Company's discussion of the change in the Company's certifying accountant.

Additionally, we filed the following Form 8-K's since December 31, 2003:
o    On February 23, 2004 and on April 28, 2004, we filed a Form 8-K and a Form
     8-K/A, respectively, to announce the change in our certifying accountant.
o    On March 5, 2004, we filed a Form 8-K filed to disclose the change in control of the Company, the resignation of our director, our amended articles of incorporation, and our two for one stock split.
o    On May 7, 2004, we filed Form 8-K to report on Items 5 and 7 regarding a forward stock split, and an amendment to our articles of incorporation.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2004

                                  DEEP WELL OIL & GAS, INC.

                                  By: /s/ Steven Gawne
                                  Steven Gawne
                                  Chief Executive Officer, President, Director

                                  By: /s/ Curtis J. Sparrow
                                  Curtis J. Sparrow
                                  Chief Financial Officer (Principal
                                  Accounting Officer), Director

