Form 10QSB
period 2004-03-31
DEEP WELL OIL & GAS INC
filed 2004-05-24
CIK 869495

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004
                                       or
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

Number of shares of common stock outstanding as of May 21, 2004, the payable date of a three (3) for one (1) forward stock split: 37,011,468.

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

PART II  OTHER INFORMATION

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

                            DEEP WELL OIL & GAS, INC.
                           (Development Stage Company)
                                 BALANCE SHEETS
                      March 31, 2004 and September 30, 2003

                                                   (unaudited)     (restated)
                                                  Mar 31, 2004   Sept 31, 2003
                                                  ------------   -------------
ASSETS
CURRENT ASSETS
   Cash                                            $       -      $        -
                                                   ----------     -----------
       Total Current Assets                        $       -      $        -
                                                   ==========     ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
   Accounts payable                                $   44,440     $        -
                                                   ----------     -----------
       Total Current Liabilities                       44,440              -
                                                   ----------     -----------

STOCKHOLDERS' DEFICIENCY
   Common stock
       50,000,000 shares authorized at
       $0.001 par value; 12,337,156
       shares issued and outstanding                   12,337          12,337
   Capital in excess of par value                      37,663          37,663
   Deficit accumulated during development stage
     - dated September 10, 2003 - note 1              (94,440)        (50,000)
                                                   ----------     -----------
         Total Stockholders' Deficiency               (44,440)             -
                                                   ----------     -----------
                                                   $       -      $        -
                                                   ----------     -----------

    The accompanying notes are an integral part of these financial statements

                            DEEP WELL OIL & GAS, INC.
                           (Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (unaudited)
       For the Three and Six Months Ended March 31, 2004 and 2003 and the
       Period September 10, 2003 (date of inception of development stage)
                                to March 31, 2004

                                          Predecessor              Predecessor
                                            Company                  Company
                                          (in 1,000's)             (in 1,000's)
                                          Three Months              Six Months
                                          ------------             ------------  Sept 10, 2003
                                Mar 31,     Mar 31,       Mar 31,      Mar 31,    to Mar 31,
                                 2004        2003          2004         2003         2004
                               ---------   ---------    ---------   ---------    -------------
REVENUES                       $      -    $   3,502    $      -    $   7,336     $        -

COST OF SALES                         -        3,142           -        6,701              -
                               ---------   ---------    ---------   ---------    -------------
   Gross profit                                  360                      635

SELLING AND ADMINISTRATIVE        20,430       1,266       44,440       2,517          94,440
                               ---------   ---------    ---------   ---------    -------------
   Loss from operations          (20,430)       (906)     (44,440)     (1,882)        (94,440)

OTHER INCOME AND EXPENSES
   Interest expense                             (140)          -         (528)             -
   Reorganization write downs                   (694)          -      (10,899)             -
                               ---------   ---------    ---------   ---------    -------------
NET LOSS                       $ (20,430)  $  (1,740)   $ (44,440)  $ (13,309)    $  (94,440)
                               =========   =========    =========   =========    =============

NET LOSS PER COMMON SHARE
   Basic and diluted           $      -    $    (.35)   $      -    $   (2.69)
                               ---------   ---------    ---------   ---------

WEIGHTED AVERAGE
   OUTSTANDING SHARES
   Basic (stated in 1,000's)      12,337       4,948       12,337       4,948
                               ---------   ---------    ---------   ---------

   The accompanying notes are an integral part of these financial statements.

                            DEEP WELL OIL & GAS, INC.
                           (Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)
            For the Six Months Ended March 31, 2003 and 2002 and the
       Period September 10, 2003 (date of inception of development stage)
                              to December 31, 2003

                                                                  Predecessor
                                                                    Company
                                                                  (In 1,000's)        Sept 10, 2003
                                               Mar 31, 2004      Mar  31, 2003       to Mar 31, 2004
                                               ------------      -------------       ---------------
CASH FLOWS FROM
  OPERATING ACTIVITIES
   Net loss                                     $  (44,440)       $   (13,309)         $   (94,440)

   Adjustments to reconcile net loss to
   net cash provided by operating activities
     Depreciation and amortization                      -                 837                   -
     Reorganization write downs                         -              10,867                   -
     Issuance of common capital stock
     for expenses                                       -                  -                50,000
     Net changes in current assets and
     liabilities                                    44,440              1,800               44,440
                                               ------------      -------------       ---------------
       Net Change in Cash from Operations               -                 195                   -
                                               ------------      -------------       ---------------

CASH FLOWS FROM INVESTING
  ACTIVITIES
     Purchase of equipment                              -                 (10)                  -
                                               ------------      ------------        ---------------

CASH FLOWS FROM FINANCING
  ACTIVITIES                                                                                    -
                                                                                     ---------------
     Change in long term debt                           -                (122)                  -
                                               ------------      ------------        ---------------
       Net Change in Cash                               -                  63                   -

   Cash at Beginning of Period                          -               1,536                   -
                                               ------------      ------------        ---------------
   Cash at End of Period                        $       -         $     1,599          $        -
                                               ============      =============       ===============

SCHEDULE OF NONCASH OPERATING  ACTIVITIES
Issuance of 6,000,000 common shares pursuant to bankruptcy agreement - expenses         $ 50,000
                                                                                        --------
    The accompanying notes are an integral part of these financial statements

                            DEEP WELL OIL & GAS, INC.
                           (Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2004

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

Subsequent to the bankrutpcy on February 27, 2004 the Company completed a forward stock split of two shares for each outstanding share.

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

                            DEEP WELL OIL & GAS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2004

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

On March 31, 2004, the Company had a net operating loss available for carry forward of $94,440. The income tax benefit of approximately $28,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations.
The loss carryover will expire in 2024.

Revenue Recognition
Revenue will be recognized on the sale and delivery of a product or the completion of a service provided.

Advertising and Market Development
The company will expense advertising and market development costs as incurred.

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
                                 March 31, 2004

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

3. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer-director's, their families, or their controlled entities, have acquired
36% of the Company's outstanding common capital stock.

4. GOING CONCERN

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
For purposes of this discussion, Deep Well Oil & Gas, Inc. is referred to herein as "we," "us," or "our." This discussion and analysis contains forward-looking statements based on our current expectations, assumptions, estimates and projections overview. The words or phrases "believe," "expect,"
"may," "should," "anticipates" or similar expressions are intended to identify
"forward-looking statements". Actual results could differ materially from those projected in the forward-looking statements as a result of the following risks and uncertainties, including (a) because we are a development stage company with a limited operating history and a poor financial condition, you will be unable to determine whether we will ever become profitable; (c) our Plan of Operations has been delayed due to lack of financing; (d) our Plan of Operations involves substantial estimated costs of $14,800,000 and if we are unable to obtain financing of that amount to pursue our Plan of Operations, we will have to curtail our operations or we may be unable to pursue our Plan of Operations and you may lose your entire investment; (e) our business may be adversely affected by regulatory costs which would negatively affect our potential profitability;
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

Currently, we have zero cash and otherwise have insufficient funds to conduct our Plan of Operations. Accordingly, our Plan of Operations will be delayed until such time that we obtain sufficient funding, as follows:

 Annual
Type Expenditures          Estimated Amount
--------------------      ------------------
Salaries*                        $750,000
--------------------      ------------------
Operating Expenses**             $960,000
--------------------      ------------------
Exploration (land)             $1,000,000
--------------------      ------------------
Drilling Operations            $8,000,000
--------------------      ------------------
Regulatory costs                 $100,000
--------------------      ------------------
Engineering
Consultants                      $500,000
--------------------      ------------------
Surveys & Land                   $500,000
--------------------      ------------------
3D Seismic                     $3,000,000
--------------------      ------------------
Total                        $ 14,800,000
                          ==================
------
* Salaries include: (a) Steven P. Gawne, Chief Executive Officer $150,000; (b)
John F. Brown, Chief Operating Officer $150,000; (c) Curtis J. Sparrow, Chief
Financial Officer $150,000; (d) Directors Dr. H. A. Schmid and Len F. Bolger,
each, at $40,000; (e) Facilities Engineer - $80,000; (f) Office Manager $60,000;
(g) Receptionist $40,000; and (g) Secretary $40,000.
** Operating Expenses include office rent, utilities, and legal and accounting expenses.

We intend to satisfy these estimated total expenditures of $14,800,000 for our
Plan of Operations through private placement(s) of our equity securities or through the operations of a company that we may acquire. If we are unable to obtain sufficient financing, we will be unable to conduct our Plan of Operations and our brand name and reputation may be negatively impacted. In the event that we do not obtain adequate financing we may have to liquidate our business and undertake any or all of the following actions:
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
o    In March, 2004, we entered into a Letter Of Intent to acquire 100% of the shares of Mikwec Energy Canada Ltd., a private Alberta petroleum resource corporation.
o    In May 2004, we changed our transfer agent from American Stock Transfer to
     Manhattan Transfer & Registrar Company.

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
o    A company that has petroleum assets, such as oil sands leases and permits and/or conventional petroleum reserves and lands; and/or
o    An existing producing company that has a synergistic location or beneficial access to a heavy oil related infrastructure or market share; and/or
o    A company that has operational elements, such as production equipment, field personnel and ongoing operations.

TITLE AND AGREEMENT MAINTENANCE
We will attempt to secure, through a company that we may acquire or a joint venture agreement, or through our individual efforts, the following:
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

REVENUES.
We cannot determine whether our revenues, if any, will ever be sufficient to produce a positive cash flow or result in net profits. You should carefully consider the discussion appearing below under "Liquidity and Capital Resources".
We earned no revenues since we adopted our new business of heavy oil exploration
We do not expect to earn significant operating revenues in the foreseeable future. Our losses are expected to continue, principally as a result of our estimated expenditures of $14,800,000, as reflected above.

LIQUIDITY AND CAPITAL RESOURCES.
As of May 31, 2003 and as of May 20, 2004, we have zero cash. In addition, we have accounts payable of $62,245 due to various vendors. We do not have any other internal sources of working capital. We do not anticipate earning revenues until such time that we obtain financing to implement our Plan of Operations, if ever. Even if we complete our Plan of Operations, there are no assurances that we will successfully develop revenues from our exploration activities.

Our operating expenses have exceeded our revenues, which has been $0. We have insufficient working capital to fund our planned growth and ongoing operating expenses. As a result, we expect to continue to experience significant negative operating cash flow for the foreseeable future. Our existing working capital will not be sufficient to fund the continued implementation of our Plan of
Operations during the next 12 months and to meet our general operating expenses.
If we do not have sufficient working capital to implement our Plan of
Operations, we may have to cease operations.

Item 3.  Controls and Procedures
As of March 31, 2004, the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial
Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our
Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2004.

There have not been any changes in our internal control over financial reporting during the last quarter, which ended March 31, 2004, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

                                    PART II
                               OTHER INFORMATION

Item 1.  Legal Proceedings.
We are subject to disputes and litigation in the ordinary course of our business. None of these matters, in the opinion of our management, is material or likely to result in a material effect on us based upon information available at this time.

Item 2.  Changes in Securities and Use of Proceeds
On February 28, 2004, we filed a Form 8-K which reported that on February 27,
2004, our Board of Directors unanimously approved a forward stock split of our common stock at a ratio of two (2) shares for every one (1) share held. The forward split became effective on March 10, 2004. After the split, we had
12,337,156 shares of common stock issued and outstanding. Prior to the effective date of the split, we had 6,168,578 shares of common stock outstanding. In connection with the stock split we increased our authorized common shares in proportion to the forward stock split. Our authorized common stock after the forward stock split consists of 100,000,000 shares of common stock. Prior to the split, we were authorized to issue 50,000,000 shares of common stock. In connection with the forward split, we amended our articles of incorporation with the State of Nevada. We did not obtain a shareholder vote of the forward stock split and a shareholder vote was not required by Nevada law.

Subsequent to this report period, on May 7, 2004, we filed a Form 8-K, which reported that on May 4, 2004, our Board of Directors unanimously approved a forward stock split of our common stock at a ratio of three (3) shares for every one (1) share held. The forward split became effective on May 14, 2004. After the split, we had 37,011,468 shares of common stock issued and outstanding.
Prior to the effective date of the split, we had 12,337,156 shares of common stock outstanding. In connection with the stock split we increased our authorized common shares in proportion to the forward stock split. Our authorized common stock after the forward stock split consists of 300,000,000 shares of common stock. Prior to the split, we were authorized to issue
100,000,000 shares of common stock. In connection with the forward split, we amended our articles of incorporation with the State of Nevada. We did not obtain a shareholder vote of the forward stock split and a shareholder vote was not required by Nevada law.

Item 3.  Defaults Upon Senior Securities
None

Item 4.  Submission of Matters to a Vote of Security Holders
None

Item 5.  Other Information.
None

Item 6.  Exhibits and Reports on Form 8-K

Exhibits
2.1   Liquidating Plan of Reorganization of Allied Devices
      Corporation, now known as Deep Well Oil & Gas, Inc. (1)
2.2   Order and Plan of Reorganization of the U.S.
      Bankruptcy Court in and for the Eastern District of New York, In re:
      Allied Devices Corporation, Chapter 11, Case No. 03-80962-511, dated
      September 10, 2003 (1)
3.1   Restated and Amended Articles of Incorporation filed with and accepted by the Secretary of State of Nevada on October 22, 2003, changing the name to "Deep Well Oil & Gas, Inc." and otherwise implementing the
      Plan (1)
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

Reports in Form 8-K
We filed the following Form 8-K's during the quarter ended March 31, 2004:
o    On February 23, 2004, we filed a Form 8-K to announce the change in our certifying accountant.
o    On March 5, 2004, we filed a Form 8-K filed to disclose the change in control of the Company, the resignation of our director, our amended articles of incorporation, and our two for one stock split.

Additionally, we filed the following Form 8-K's since March 31, 2004:
o    On April 28, 2004, we filed a Form 8-K/A, to amend the Form 8-K filed
     February 23, 2004, announcing the change in our certifying accountant.
o    On May 7, 2004, we filed Form 8-K to report on Items 5 and 7 regarding a forward stock split, and an amendment to our articles of incorporation.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 21, 2004

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

