Form 10QSB
period 2004-06-30
DEEP WELL OIL & GAS INC
filed 2004-08-17
CIK 869495

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2004
                                       or
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

Number of shares of common stock outstanding as of August 10, 2004: 37,011,468

Transitional Small Business Disclosure Format (Check one): Yes [X]   No [ ]

                                      INDEX

PART I   FINANCIAL INFORMATION

         Notes to the Financial Statements...............................5 - 9

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................10

Item 3.  Controls and Procedures............................................14

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings..................................................15

Item 2.  Changes in Securities..............................................15

Item 3.  Defaults Upon Senior Securities....................................15

Item 4.  Submission of Matters to a Vote of Security Holders................15

Item 5.  Other Information..................................................15

Item 6.  Exhibits and Reports on Form 8-K...................................15

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

Financial Statements of

DEEP WELL OIL & GAS, INC.

June 30, 2004

DEEP WELL OIL AND GAS, INC.
Balance Sheet
As at June 30, 2004
(unaudited)
--------------------------------------------------------------------------------

                                                       June 30,   September 30,
                                                         2004        2003
                                                      ---------   -------------
                                                                   (restated)
ASSETS

CURRENT
  Cash                                                $       -   $           -
-------------------------------------------------------------------------------

LIABILITIES

CURRENT
  Accounts payable and accrued liabilities              $22,370   $           -
  Due to related parties (Note 5)                        77,719               -
-------------------------------------------------------------------------------
Total current liabilities                               100,089               -
-------------------------------------------------------------------------------

STOCKHOLDERS' DEFICIENCY

  Common stock
   300,000,000 shares authorized at $0.001 par value;
   37,011,468 shares issued and outstanding (Note 4)     37,011          12,337
  Capital in excess of par value                         12,989          37,663
  Deficit accumulated during development stage
    - dated September 10, 2003 (Note 1)                (150,089)        (50,000)
-------------------------------------------------------------------------------
                                                       (100,089)              -
-------------------------------------------------------------------------------
                                                      $       -   $           -
-------------------------------------------------------------------------------

DEEP WELL OIL AND GAS, INC.
Statement of Loss and Deficit
Period ended June 30, 2004
(unaudited)
------------------------------------------------------------------------------------------------------

                                            Predecessor                 Predecessor         Cumulative
                                                Company                     Company             Period
                                    Three         Three          Nine          Nine               From
                                   Months        Months        Months        Months     Sept. 10, 2003
                                    Ended         Ended         Ended         Ended    (date of fresh-
                                 June 30,      June 30,      June 30,      June 30,    start reporting)
                                    2004          2003          2004          2003   to  June 30, 2004
                              -----------  ------------  ------------  ------------  -----------------

REVENUE                       $         -  $  1,906,561  $          -  $  9,242,693     $            -
COST OF SALES                                 1,435,257             -     8,135,760                  -
------------------------------------------------------------------------------------------------------
GROSS PROFIT                            -       471,304             -     1,106,933                  -
SELLING AND ADMINISTRATIVE         55,649       532,767       100,089     3,050,123            150,089
------------------------------------------------------------------------------------------------------
LOSS FROM OPERATIONS              (55,649)      (61,463)     (100,089)   (1,943,190)          (150,089)
OTHER INCOME AND EXPENSES
  Interest expense                      -             -             -      (527,986)                 -
  Reorganization recoveries
   (write downs)                        -     3,255,030             -    (7,644,717)                 -
------------------------------------------------------------------------------------------------------
NET (LOSS) INCOME             $   (55,649) $  3,193,567  $   (100,089) $(10,115,893)    $     (150,089)
------------------------------------------------------------------------------------------------------
NET (LOSS) INCOME
PER COMMON SHARE
  Basic and diluted           $      0.00  $       0.65  $      (0.01) $      (2.04)    $        (0.01)
------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE
OUTSTANDING SHARES
  Basic and diluted            25,352,178     4,948,392    16,675,497     4,948,392         15,924,763
------------------------------------------------------------------------------------------------------
DEFICIT, BEGINNING OF PERIOD  $   (94,440) $(17,978,505) $    (50,000) $ (4,669,045)    $            -
NET (LOSS) INCOME                 (55,649)    3,193,567      (100,089)  (10,115,893)          (150,089)
------------------------------------------------------------------------------------------------------
DEFICIT, END OF PERIOD        $  (150,089) $(14,784,938) $   (150,089) $(14,784,938)    $     (150,089)
------------------------------------------------------------------------------------------------------

DEEP WELL OIL AND GAS, INC.
Statement of Cash Flow
Period ended June 30, 2004
(unaudited)
--------------------------------------------------------------------------------------------------------

                                                 Predecessor               Predecessor        Cumulative
                                                     Company                   Company            Period
                                          Three        Three        Nine          Nine              From
                                         Months       Months      Months        Months    Sept. 10, 2003
                                          Ended        Ended       Ended         Ended   (date of fresh-
                                       June 30,     June 30,    June 30,      June 30,   start reporting)
                                          2004         2003        2004          2003   to June 30, 2004
                                       --------  -----------  ----------  ------------  ----------------

NET INFLOW (OUTFLOW) OF CASH
RELATED TO THE FOLLOWING ACTIVITIES

OPERATING
  Net (loss) income                    $(55,649) $ 3,193,567  $ (100,089) $(10,115,893)   $     (150,089)
  Items not affecting cash
    Depreciation and amortization             -            -           -       837,864                 -
    Write down of assets and goodwill         -            -           -    11,593,671                 -
    Recoveries of liabilities                 -     (329,630)          -    (1,023,554)                -
    Loss on sale of equipment                 -    2,717,630           -     2,717,630                 -
    Recoveries of debt and capital
      lease obligations                       -   (5,643,030)          -    (5,643,030)                -
    Unrealized gain on interest rate
      collar                                  -       14,936           -       (16,003)                -
    Issuance of common capital stock
      for expenses                            -            -           -             -            50,000
    Net changes in current assets
      and liabilities                    55,649    2,262,244     100,089     4,059,586           100,089
--------------------------------------------------------------------------------------------------------
                                              -    2,215,717           -     2,410,271                 -
--------------------------------------------------------------------------------------------------------
INVESTING
  Purchase of equipment                       -            -           -        (9,640)                -
  Proceeds from sale of equipment             -    4,260,911           -     4,260,911                 -
--------------------------------------------------------------------------------------------------------
                                              -    4,260,911           -     4,251,271                 -
--------------------------------------------------------------------------------------------------------
FINANCING
  Repayment of long-term debt                 -   (7,473,049)          -    (7,594,800)                -
--------------------------------------------------------------------------------------------------------
NET CASH OUTFLOW                              -     (996,421)          -      (933,258)                -
CASH, BEGINNING OF PERIOD                     -    1,599,462           -     1,536,299                 -
--------------------------------------------------------------------------------------------------------
CASH, END OF PERIOD                    $      -  $   603,041  $        -  $    603,041    $            -
--------------------------------------------------------------------------------------------------------

DEEP WELL OIL & GAS, INC.
Notes to the Financial Statements
Period ended June 30, 2004
(unaudited)
--------------------------------------------------------------------------------

1. DESCRIPTION OF BUSINESS

The Company, and its former subsidiaries, were engaged in the manufacture and distribution of standard and custom precision mechanical assemblies and components throughout the United States.

On February 19, 2003, the Company filed a petition for bankruptcy in the United
States Bankruptcy Court under Chapter 11 in the Eastern District of New York titled "Allied Devices Corporation, Case No. 03-80962-511." The Company emerged from bankruptcy pursuant to a Bankruptcy Court Order entered on September 10,
2003, with no remaining assets or liabilities.

The terms of the bankruptcy settlement included: (1) a reverse common stock split of 30 shares of outstanding stock for 1 share; (2) increasing the authorized common capital stock from 25,000,000 to 50,000,000 shares with a par value of $.001; (3) a change in the name of the Company from "Allied Devices
Corporation" to "Deep Well Oil & Gas, Inc."; and (4) the authorization for the issuance of 2,000,000 post split restricted common shares and 4,000,000 post split common shares in exchange for $50,000, which was paid into the bankruptcy court by the recipients of the shares.

Restated and amended articles of incorporation completed the terms of the bankruptcy have been filed in the state of Nevada.

Upon emergence from Chapter 11 proceedings, the Company adopted fresh-start reporting in accordance with the American Institute of Certified Public
Accountants Statement of Position 90-7, Financial Reporting by Entities in
Reorganization Under the Bankruptcy Code (SOP 90-7). In connection with the adoption of fresh-start reporting, a new entity was deemed created for financial reporting purposes. For financial reporting purposes, the Company adopted the provisions of fresh-start reporting effective September 10, 2003. All periods presented prior to September 10, 2003, including the financial information contained in this quarterly report, reflect the Predecessor Company. In adopting the requirements of fresh-start reporting as of September 10, 2003, the Company was required to value its assets and liabilities at fair value and eliminate any accumulated deficit as of September 10, 2003. The Company emerged from Chapter
11 proceedings with no assets and liabilities pursuant to the Bankruptcy Order.
Because the current business, heavy oil and gas exploration, has no relevance to the Predecessor Company, there is no basis for financial comparisons between the
Company's current operations and the Predecessor Company.

Subsequent to the bankruptcy on February 27, 2004, the Company completed a forward stock split of two shares for each outstanding share.

This report has been prepared showing the name "Deep Well Oil & Gas, Inc." and the post split common stock, with $.001 par value, from inception. The accumulated deficit has been restated to zero and dated September 10, 2003, with the statement of operations to begin on that date.

DEEP WELL OIL & GAS, INC.
Notes to the Financial Statements
Period ended June 30, 2004
(unaudited)
--------------------------------------------------------------------------------

2. GOING CONCERN

The Company intends to seek business opportunities that will provide a profit;
however, the Company does not have the working capital necessary to be successful in this effort, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through short-term related party loans and additional equity funding, which will enable the Company to operate for the coming year.

3. BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The financial statements included herein have been prepared by the Company without audit in accordance with accounting principles generally accepted in the
United States of America and pursuant to the rules and regulations of the United
States Securities and Exchange Commission. These financial statements are condensed and do not include all disclosures required for annual financial statements and, accordingly, these financial statements and the notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the period ended September 30, 2003. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
In the opinion of management, these financial statements reflect all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company's condensed financial position at June 30, 2004 and the condensed results of operations and cash flows for the three-month and nine-month periods ended June 30, 2004 and 2003.

The financial statements reflect the following significant accounting policies:

Accounting methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend policy

The Company has not yet adopted a policy regarding payment of dividends.

Financial and concentrations risk

The Company does not have any concentration or related financial credit risk.

DEEP WELL OIL & GAS, INC.
Notes to the Financial Statements
Period ended June 30, 2004
(unaudited)
--------------------------------------------------------------------------------

3. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Income taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

On June 30, 2004, the Company had a net operating loss available for carry forward of $150,089. The income tax benefit of approximately $45,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations.

Revenue recognition

Revenue will be recognized on the sale and delivery of a product or the completion of a service provided.

Advertising and market development

The Company will expense advertising and market development costs as incurred.

Basic and diluted net income (loss) per share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares have been issued on the exercise of any common share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

Financial instruments

The carrying amounts of financial instruments are considered by management to be their estimated fair values.

Estimates and assumptions

Management uses estimates and assumptions in prepared financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

DEEP WELL OIL & GAS, INC.
Notes to the Financial Statements
Period ended June 30, 2004
(unaudited)
--------------------------------------------------------------------------------

3. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Recent accounting pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

4. SHARE CAPITAL

On May 7, 2004, the Company filed a Form 8-K that reported that on May 4, 2004, the Board of Directors unanimously approved a forward stock split of the common stock at a ratio of three (3) shares for every one (1) share held. The forward split became effective on May 14, 2004. After the split, the Company had
37,011,468 shares of common stock issued and outstanding. Prior to the effective date of the split, the Company had 12,337,156 shares of common stock outstanding. In connection with the stock split, the Company increased the authorized common shares in proportion to the forward stock split. The authorized common stock after the forward stock split consists of 300,000,000 shares of common stock. Prior to the split, the Company was authorized to issue
100,000,000 shares of common stock. In connection with the forward split, the articles of incorporation were amended with the State of Nevada. The Company did not obtain a shareholder vote of the forward stock split and a shareholder vote was not required by Nevada law.

5. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer-directors, their families, or their controlled entities, have acquired
36% of the Company's outstanding common capital stock. Included within current liabilities are amounts payable to related parties of $77,719 relating to payments made on behalf of the Company. The amounts due to related parties are unsecured, non-interest bearing and have no fixed terms of repayment.

6. SUBSEQUENT EVENT - ACQUISITION OF MIKWEC ENERGY CANADA, LTD.

On July 8, 2004, the Board of Directors of the Company approved the acquisition of Mikwec Energy Canada, Ltd. ("Mikwec"), a privately held Alberta, Canada, corporation. In connection therewith, the Company has entered into an agreement to acquire a majority interest in Mikwec from its principal Shareholder in exchange for newly issued restricted shares of the Company's common stock. The agreement requires that one hundred percent (100%) of Mikwec's common and preferred stock shareholders agree to exchange their Mikwec shares for newly issued shares of the Company's restricted common stock. Mikwec's Board of
Directors has approved the transaction and recommended that its common and preferred stock shareholders agree to exchange their shares of Mikwec common stock for newly issued shares of the Company's common stock.

Under the terms of the agreement, if approved by Mikwec's common and preferred shareholders and upon closing of the transaction, the Company will acquire one hundred percent (100%) of Mikwec's issued and outstanding common stock and obtain an exclusive option to acquire 100% of Mikwec's preferred stock.

DEEP WELL OIL & GAS, INC.
Notes to the Financial Statements
Period ended June 30, 2004
(unaudited)
--------------------------------------------------------------------------------

6. SUBSEQUENT EVENT - ACQUISITION OF MIKWEC ENERGY CANADA, LTD. (continued)

If approved, Mikwec's common stock shareholders will receive three (3) shares of the Company's common stock for every one (1) share of Mikwec's common stock held and (in connection with the grant of the Company's exclusive option to acquire one hundred percent 100% of Mikwec's preferred stock) each preferred Mikwec stock holder will receive thirty (30) shares of the Company's common stock for every one (1) preferred Mikwec share held.

The transaction requires that all of Mikwec's holders of both common and preferred stock approve the transaction. The Company may terminate the agreement should all of Mikwec's common and preferred shareholders not approve the transaction. Additionally, the agreement contains various conditions to closing, requires specific representations by the parties, and is subject to due diligence of the parties.

In connection with the transaction, no change in the Company's voting control will occur and there will be no change to the Board of Directors. A condition of the transaction is that the sole officer and director of Mikwec resigns all of his positions with Mikwec and that the Company's officers and directors become directors of Mikwec.

Once the transaction is completed, the Company will assume Mikwec's office lease, which calls for the payment of approximately $4,105 per month ($5,500
Cdn.) until the lease expires on May 31, 2005.

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
                          ==================
----------
* Salaries include: (a) Steven P. Gawne, Chief Executive Officer - $150,000; (b)
Menno Wiebe, Chief Operating Officer - $150,000; (c) Curtis J. Sparrow, Chief
Financial Officer - $150,000; (d) Directors Dr. H. A. Schmid and Len F. Bolger,
each at $40,000; (e) Facilities Engineer - $80,000; (f) Office Manager - $60,000;
(g) Receptionist - $40,000; and (g) Secretary - $40,000.
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
o    In July 2004, John F. Brown resigned as our Chief Operating Officer and was replaced by Menno Wiebe.

In addition to the foregoing and as more fully detailed in Note 6 to our financial statements for the quarter ending June 30, 2004, on July 8, 2004, our
Board of Directors approved the acquisition of Mikwec Energy Canada, Ltd.
("Mikwec"), a privately held Alberta, Canada, corporation. In connection therewith, we have entered into an agreement to acquire a majority interest in
Mikwec from its principal shareholder in exchange for newly issued restricted shares of our common stock. The agreement requires that one hundred percent
(100%) of Mikwec's common and preferred stock shareholders agree to exchange their Mikwec shares for newly issued shares of our restricted common stock.
Mikwec's Board of Directors has approved the transaction and recommended that its common and preferred stock shareholders agree to exchange their shares of
Mikwec common stock for newly issued shares of our common stock.

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

REVENUES.
We cannot determine whether future revenues, if any, will ever be sufficient to produce a positive cash flow or result in net profits. You should carefully consider the discussion appearing below under "Liquidity and Capital Resources".
We earned no revenues since we adopted our new business of heavy oil exploration
We do not expect to earn significant operating revenues in the foreseeable future. Our losses are expected to continue, principally as a result of our estimated expenditures of $14,800,000, as reflected above.

LIQUIDITY AND CAPITAL RESOURCES.
As of June 30, 2004, we have zero cash. In addition, we have accounts payable and accrued liabilities of $22,370 and $77,719 due to related parties. We do not have any other internal sources of working capital. We do not anticipate earning revenues until such time that we obtain financing to implement our Plan of
Operations, if ever. Even if we complete our Plan of Operations, there are no assurances that we will successfully develop revenues from our exploration activities.

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

Item 3.  Controls and Procedures
As of June 30, 2004, the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial
Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our
Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2004.

There have not been any changes in our internal control over financial reporting during the last quarter, which ended June 30, 2004, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
None

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

Reports in Form 8-K
We filed the following Forms 8-K during the quarter ended June 30, 2004:
o    On April 28, 2004, we filed a Form 8-K/A, to amend the February 23,
     2004 Form 8-K announcing the change in our certifying accountant.
o    On May 7, 2004, we filed Form 8-K to report on Items 5 and 7 to report a forward stock split, and an amendment to our articles of incorporation.

In addition, since June 30, 2004, we filed the following Forms 8-K:
o    On July 9, 2004, we filed a Form 8-K to disclose that on July 8, 2004 our
     Board of Directors approved the acquisition of Mikwec Energy Canada, Ltd.
     ("Mikwec), a privately held Alberta, Canada, corporation.
o    On August 16, 2004, we filed a Form 8-K under Item 4 to announce a change in our certifying accountant.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 16, 2004

                                  DEEP WELL OIL & GAS, INC.

                                  By: /s/ Steven Gawne
                                  Steven Gawne
                                  Chief Executive Officer, President, Director

