Form 10KSB
period 2004-09-30
DEEP WELL OIL & GAS INC
filed 2007-02-23
CIK 869495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2004

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ____________ TO ____________

Commission File Number 0-24012

DEEP WELL OIL & GAS, INC.
(formerly ALLIED DEVICES CORPORATION)
(Name of small business issuer in its charter)

Nevada	13-3087510
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

510 Royal Bank Building, 10117 Jasper Avenue, Edmonton, Alberta, Canada	T5J 1W8
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (780) 409-8144

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value per share
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

The issuer had no revenues for its most recent fiscal year.

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common equity was sold on December 29, 2006 was $10,522,788.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☑

As of December 30, 2006, the Issuer had approximately 62,929,289 shares of common stock, $0.001 par value per share outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

GLOSSARY AND ABBREVIATIONS

The following are defined terms and abbreviations used herein:

API – a scale developed by the American Petroleum Institute for measuring the density or gravity (heaviness) of oil; the higher the number, the lighter the oil.

Barrel – the common unit for measuring petroleum, including heavy oil. One barrel contains approximately 159 L

Battery – equipment to process or store crude oil from one or more wells.

Bbl or Bbls – means barrel or barrels.

Bitumen – is a heavy, viscous form of crude oil, bitumen general has an API gravity of less than 10 degrees.

Cdn – means Canadian dollars.

Celsius – a temperature scale that registers the freezing point of water as 0 degrees and the boiling point as 100 degrees under normal atmospheric pressure. Room temperature is between 20 degrees and 25 degrees Celsius.

Cold Flow – is a production technique where the oil is simply pumped out of the sands using specialized pumps called progressive cavity pumps.

Conventional Crude Oil – Crude oil that flows naturally or that can be pumped without being heated or diluted.

Core – a cylindrical rock sample taken from a formation for geological analysis.

Crude Oil – oil that has not undergone any refining. Crude oil is a mixture of hydrocarbons with small quantities of other chemicals such as sulphur, nitrogen and oxygen. Crude oil varies radically in its properties, namely specific gravity and viscosity.

Cyclic Steam Stimulation – is a thermal in situ recovery method, which consists of a three-stage process involving high-pressure steam injected into the formation for several weeks. The heat softens the oil while the water vapor helps to dilute and separate the oil from the sand grains. The pressure also creates channels and cracks through which the oil can flow to the well. When a portion of the reservoir is thoroughly saturated, the steam is turned off and the reservoir “soaks” for several weeks. This is followed by the production phase, when the oil flows, or is pumped, up the same wells to the surface. When production rates decline, another cycle of steam injection begins. This process is sometimes called “huff-and-puff” recovery.

Darcy (Darcies) – a measure of rock permeability (i.e., the degree to which natural gas and crude oil can move through the rocks).

Density – the heaviness of crude oil, indicating the proportion of large, carbon-rich molecules, generally measured in kilograms per cubic metre (kg/m3) or degrees on the American Petroleum Institute (API) gravity scale.

Development Well – is a well drilled within the proved area of a natural gas or oil reservoir to the depth of a stratigraphic horizon known to be productive.

Diluents – light petroleum liquids used to dilute bitumen and heavy oil so they can flow through pipelines.

Drill Stem Test (DST) – a method of formation testing. The basic drill stem test tool consists of a packer or packers, valves or ports that may be opened and closed from the surface, and two or more pressure-recording devices. The tool is lowered on the drill string to the zone to be tested. The packer or packers are set to isolate the zone from the drilling fluid column.

Enhanced Oil Recovery– any method that increases oil production by using techniques or materials that are not part of normal pressure maintenance or water flooding operations. For example, natural gas can be injected into a reservoir to “enhance” or increase oil production.

Exploratory Well – is a well drilled to find and produce natural gas or oil in an unproved area, to find a new reservoir in a field previously found to be productive of natural gas or oil in another reservoir, or to extend a known reservoir.

Farmout – an arrangement whereby the owner of a lease assigns some portion (or all) of the lease to another company for drilling.

Heavy Oil – oil having an API gravity less than 22.3 degrees.

Horizontal Well – the drilling of a well that deviates from the vertical and travels horizontally through a producing layer.

In situ – In situ methods such as steam injection through horizontal or vertical wells are required if the oil sands deposits are too deep to mine from the surface. In situ means “in place” in Latin.

Lease – a legal document giving an operator the right to drill for or produce oil or gas; also, the land on which a lease has been obtained.

Light Crude Oil – liquid petroleum which has a low density and flows freely at room temperature. Also called conventional oil, has an API gravity of at least 22 degrees and a viscosity less than 100 centipoise (cP).

Oil Sands – are naturally occurring mixtures of bitumen, water, sand and clay that are found mainly in three areas of Alberta - Athabasca, Peace River and Cold Lake. A typical sample of oil sand might contain about 12 percent bitumen by weight.

Pay Zone (Net Oil Pay) – the producing part of a formation.

Permeability – the capacity of a reservoir rock to transmit fluids; how easily fluids can pass through a rock. The unit of measurement is the darcy or millidarcy.

Porosity – the capacity of a reservoir to store fluids, the volume of the pore space within a reservoir, measured as a percentage.

Primary Recovery – the production of oil and gas from reservoirs using the natural energy available in the reservoirs and pumping techniques.

Saturation – the relative amount of water, oil and gas in the pores of a rock, usually as a percentage of volume.

SEC – means United States Securities and Exchange Commission.

Section – in reference to a parcel of land, means an area of land comprising approximately 640 acres.

Solution Gas – natural gas that is found with crude oil in underground reservoirs. When the oil comes to the surface, the gas expands and comes out of the solution.

Steam-Assisted Gravity Drainage (SAGD) – pairs of horizontal wells (an upper well and a lower well) are drilled into an oil sands formation and steam is injected continuously into the upper well. As the steam heats the oil sands formation, the bitumen softens and drains into the lower well, from which it is produced to the surface.

Upgrading – the process that converts bitumen and heavy oil into a product with a density and viscosity similar to conventional light crude oil.

Viscosity – is a measure of a fluids resistance to flow. To simplify, the oil’s viscosity represents the measure for which the oil wants to stay put when pushed (sheared) by moving mechanical components. It varies greatly with temperature. The more viscous the oil the greater the resistance and the less easy it is for it to flow. Centipoise (cp) is the common unit for expressing absolute viscosity. Viscosity matters to producers because the oil’s viscosity at reservoir temperature determines how easily oil flows to the well for extraction.

CURRENCY EXCHANGE RATES

Our accounts are maintained in United States dollars. All dollar amounts herein are stated in United States dollars except where otherwise indicated.

The following table sets forth the rates of exchange for Canadian dollars per US$1.00 in effect at the end of the following periods and the average rates of exchange during such periods, based on the Bank of Canada average noon spot rate of exchange.

Year	2006	2005	2004	2003*
Rate at end of year	$1.1153	$1.1611	$1.2699	$1.3536
Average rate for the year	$1.1425	$1.2231	$1.3256	$1.3589

* For the period September 10 to September 30, 2003

Unless the context indicates another meaning, the terms the “Company”, “we”, “us” and “our” refer to Deep Well Oil & Gas, Inc. and its subsidiaries. For definitions of some terms used throughout this report, see “Glossary and Abbreviations”.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Annual Report Form 10-KSB, including all referenced exhibits, may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding the Company’s future financial position, business strategy, budgets, projected revenues, projected costs and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “believe,” “plan”, “future”, “strategy”, or “continue”, or the negative thereof or variations thereon or similar terminology. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Various factors could cause actual results to differ materially from those expressed in the forward-looking statements, including those described in, but not limited to “Risk Factors” in this Form 10-KSB. The Company cautions readers not to place reliance on such statements. Unless otherwise required by applicable law, the company assumes no obligations to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General Overview

We are an emerging independent junior oil and gas exploration and development company headquartered in Edmonton, Alberta, Canada. The Company’s immediate corporate focus is to develop the existing land base that it presently controls in the Peace River Oil Sands area in North Central Alberta. Our principal office is located at 510 Royal Bank Building, 10117 Jasper Avenue, Edmonton, Alberta T5J 1W8, our telephone number is (780) 409-8144 and our fax number is (780) 409-8146. Our operations office is located at 460, 734 - 7th Avenue SW, Calgary Alberta T2P 3P8, the telephone number is (403) 262-4705 and the fax number is (403) 262-5118. Deep Well Oil & Gas, Inc. is a Nevada corporation and trades on the pink sheets under the symbol DWOG. We maintain a website at www.deepwelloil.com.

Business Development

Deep Well Oil & Gas, Inc. (herein after referred to as “Deep Well”) was originally incorporated on July 18, 1988 under the laws of the state of Nevada as Worldwide Stock Transfer, Inc. On October 25, 1990, Worldwide Stock Transfer, Inc. changed its name to Illustrious Mergers, Inc. On June 18, 1991, a company known as Allied Devices Corporation was merged with and into Illustrious Mergers, Inc., and its name was at that time changed to Allied Devices Corporation. On August 19, 1996 a company called Absolute Precision, Inc., was merged with and into Allied Devices Corporation and it retained its name as Allied Devices Corporation.

On February 19, 2003 Deep Well’s Predecessor Company, Allied Devices Corporation, filed a Petition for Relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court in and for the Eastern District of New York titled In re: Allied Devices Corporation, et al., Chapter 11, Case No. 03-80962-511 (“the Bankruptcy Action”).

On September 10, 2003 after notice to all creditors and a formal hearing, U.S. Bankruptcy Judge Melanie L. Cyganowski issued an “Order Confirming Liquidating Plan of Reorganization” in the Bankruptcy Action (herein after referred to as “Bankruptcy Order”). In conjunction with that Bankruptcy Order, Allied Devices Corporation’s liabilities, among other things, were paid off and extinguished. The Bankruptcy Order, among other things, implemented a change of control and a group of new investors took control of the Predecessor Company and changed its name to Deep Well Oil and Gas, Inc.

Upon emergence from Chapter 11 proceedings, Deep Well adopted fresh-start reporting in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting By Entities in Reorganization Under the Bankruptcy Code (SOP 90-7). For financial reporting purposes, Deep Well adopted the provisions of fresh-start reporting effective September 10, 2003. All periods presented prior to September 10, 2003, have been designated Predecessor Company.

On August 18, 2004 Deep Well and Pan Orient Energy Corp. (formerly known as Maxen Petroleum Inc. herein after referred to as “Pan Orient”) jointly participated in a public offering of Crown Oil Sands Rights held by the Alberta Department of Energy, in which the joint parties successfully bid on 3 Peace River Oil Sands Development leases for a total of 31 sections covering 19,609 gross acres (7,936 gross hectares). Deep Well acquired an undivided 80% working interest and Pan Orient acquired an undivided 20% working interest in the joint property.

On June 7, 2005 Deep Well acquired 100% of the common shares of Northern Alberta Oil Ltd. (formerly known as Mikwec Energy Canada, Ltd., herein after referred to as “Northern”) in exchange for 18,208,875 shares of Deep Well’s common stock. Under the terms of the agreement, Deep Well acquired one hundred percent (100%) of Northern’s issued and outstanding common stock and obtained exclusive options to acquire one hundred percent (100%) of Northern’s preferred stock. The agreement provided that one hundred percent (100%) of Northern’s common and preferred shareholders would exchange their Northern shares for newly issued shares of Deep Well’s restricted common stock. Deep Well, through its acquisition of Northern, acquired a net 80% working interest in 3 Peace River Oil Sands Development leases, 1 Oil Sands permit and 1 Petroleum and Natural Gas License for a total of 38.5 sections covering 24,354 gross acres (9,856 gross hectares). Through this acquisition the Company more than doubled its acreage position in the Peace River Oil Sands to 43,964 gross acres (17,792 gross hectares). Of the total acreage, 6.5 sections are classified as the Oil Sands Permit and Petroleum and Natural Gas License and were held by an injunction related to a court proceeding between Northern and Classic Energy Inc. The permit and license have now been released and as of November 21, 2005 were transferred to Northern.

On June 29, 2005 pursuant to the authority contained in the Nevada Revised Statutes and Section 3.11 of the Bylaws of the Company, a new Board of Directors was elected by written consent of a majority of shareholders. The newly elected Board of Directors are Dr. Horst A. Schmid, Mr. Cyrus Spaulding, and Mr. Donald E. H. Jones.

On July 1, 2005 the directors of Deep Well added Mr. Curtis Sparrow back to the Board of Directors.

On September 15, 2005 Deep Well Oil & Gas (Alberta) Ltd. (herein after referred to as “Deep Well Alberta”) a 100% wholly owned subsidiary company of Deep Well, was incorporated in the province of Alberta, Canada. Deep Well Alberta was incorporated in order to hold Deep Well’s Canadian oil sands leases other than the oil sands leases already held by Northern. At the time Deep Well owned 100% of the 6,069,625 issued common shares of Northern but not the preferred shares of Northern. However, on June 7, 2005, the day Deep Well acquired the common shares of Northern, Deep Well entered into option agreements with the preferred shareholders of Northern to acquire 100% of the 432,500 Northern preferred shares in exchange for Deep Well shares.

On April 2, 2006 the directors of Deep Well added Mr. David Roff to the Board of Directors. Mr. Roff accepted the position on April 3, 2006. Mr. Roff was formerly the President and sole Director of Deep Well from September 10, 2003 until his resignation on February 6, 2004.

Business of Issuer

Overview

The Company’s primary interest is on exploration for and production of oil in the Peace River Oil Sands area located in North Central Alberta, Canada. The Company is engaged in the identification, acquisition, exploration and development of oil & gas prospects. Our immediate focus is the leases and permits the Company holds in the Peace River Oil Sands area. The Company’s main objective is to develop its existing land holdings as well as identify and develop other commercially viable oil & gas properties. Exploration and development for commercially viable production of any oil and gas company includes a high degree of risk which careful evaluation, experience and factual knowledge may not eliminate.

Operations

Sawn Lake Heavy Oil Sands Project

The Company beneficially owns an 80% working interest (subject to a Farmout Agreement) in 69.5 contiguous sections (43,964 gross acres or 17,792 gross hectares) in the Sawn Lake block of the Peace River Oil Sands area located in Alberta, Canada. Because of the earlier extensive exploration for light oil, other operators targeting the deeper Slave Point Formation have previously drilled in much of the same area as the Company’s lands. The Company is able to benefit from data collected by others pertaining to the drilling of more than seventy-five wells that penetrated and partially delineated the heart of the Bluesky Formation heavy oil reservoir.

On December 9, 2004 Deep Well signed a Joint Operating Agreement with 1132559 Alberta Ltd. (herein after referred to as “1132559”) under which 1132559 acquired a 10% working interest from Pan Orient in the joint lands covering 3 Peace River Oil Sands Development leases, totaling 31 sections.

On February 25, 2005 Deep Well and Northern signed a Farmout Agreement with Surge Global Energy, Inc. (herein after referred to as “Surge US”) and Signet Energy Inc. (formerly known as Surge Global Energy Canada Ltd., herein after referred to as “Signet”) (collectively, “Surge”). This agreement allows Surge to earn up to a 40% working interest in the farmout lands (50% of the Company’s share). Among other things the agreement called for Surge to drill 10 wells, pay $2,000,000 (less expenses related to financing) as a prospect fee, payable as ninety percent (90%) to Northern and ten percent (10%) to Deep Well, and grant us 33.33% of the shares of Surge US outstanding on the day the agreement was signed.

On February 28, 2005 Deep Well, Northern and Surge, mutually agreed that Deep Well would be responsible for the portion of the 6.5% royalty payable by Surge could be liable for on lands earned under the February 25, 2005 Farmout Agreement. This liability could arise by virtue of a royalty agreement between Northern and Nearshore Petroleum Corporation (“Nearshore”) dated December 13, 2003. Nearshore is a private corporation incorporated in Alberta, Canada, and is owned and controlled by Mr. Steven P. Gawne and his wife, Mrs. Rebekah J. Gawne, who each own 50%. Mr. Steven P. Gawne was formerly the President, Chief Executive Officer and Director of Deep Well Oil & Gas, Inc. from February 6, 2004 to June 29, 2005.

On February 28, 2005 Nearshore, Northern and Surge, mutually agreed that an area of exclusion between Nearshore and Northern was terminated effective February 17, 2005 since the area of exclusion could interfere with the area of mutual interest provisions in the Farmout Agreement with Surge.

On March 3, 2005 Deep Well, Northern and Surge, mutually agreed by letter amending agreement to extend the payment of the prospect fee under Article 13 of the Farmout Agreement dated February 25, 2005, whereby Surge was granted an extension for payment of the prospect fee to the closing date of March 18, 2005.

On March 10, 2005 Deep Well, Northern and Surge, mutually agreed by letter amending agreement that Surge US is only a party to the Farmout Agreement for the purposes of Article 14 of the Farmout Agreement dated February 25, 2005.

On March 10, 2005 Deep Well, Northern and Surge, mutually agreed by letter amending agreement to establish a procedure whereby Signet is to be appointed as the Operator under the Existing Joint Operating Agreements in respect of all Farmout Lands in which Signet earns an interest pursuant to Article 7 of the Farmout Agreement dated February 25, 2005.

On July 14, 2005 the Company and Surge mutually agreed to amend the Farmout Agreement dated February 25, 2005, to extend the date to spud the first well until September 25, 2005.

On September 21, 2005 our farmout partner and operator was issued a permit by the Alberta Energy Utilities Board (herein after referred to as “EUB”) for a test well and on September 28, 2005, Signet, began drilling the Company’s first well at Sawn Lake, Alberta Canada. Signet did not spud the first well by the 25th of September 2005 and we noted them in default of the agreement.

On October 2005 the EUB granted our farmout partner and operator, Signet, an amendment to the original test well permit at Sawn Lake, Alberta Canada, to proceed with the drilling of the Company’s first well at Sawn Lake.

On November 15, 2005 as part of the settlement of the litigation as described in this report, the Company agreed to amend the Farmout Agreement signed on February 25, 2005, between the Company and Surge that had previously been terminated by Deep Well (as previously disclosed on Form 8-K on September 29, 2005). The amendments to the agreement provided that; 1) all conditions of the Farmout Agreement will be deemed to have been satisfied on September 25, 2005; 2) the earning period (the period during which Signet has to drill 10 wells) under the agreement will be extended until February 25, 2008; 3) Signet will have until September 25, 2006 to drill an option well (the second well); 4) an additional 6.5 sections of land will be added to the land subject to the agreement; 5) Signet will pay Deep Well $1,000,000 on November 15, 2005 in satisfaction of the prospect fee outstanding instead of after drilling the second well as stated in the Farmout Agreement, and 6) no shares of Surge US will be issued to Deep Well or Northern,instead the Company will receive 7,550,000 common shares of Signet, a private subsidiary company of Surge US, bringing the Company’s current ownership in its farmout partner to approximately 14%, fully diluted, as of September 30, 2006. Surge US will have a voting proxy on the 7,550,000 shares of Signet until February 25, 2007.

On July 17, 2006 the Company, through its farmout partner and operator, Signet, had been issued the required licenses by the Government of Alberta to drill the next 3 horizontal wells in the Bluesky Formation of the Sawn Lake Heavy Oil Sands project. The next 3 wells to be drilled are within less than one mile (1.6 km) of the first test well already drilled. Seismic and reservoir mapping were undertaken to be used to support and progress work on near and long term plans of development for the Sawn Lake heavy oil project. For further information on drilling and results see “Present Activities” under item 2 “Oil and Gas Properties” herein described in this report.

Recent Developments

In the fiscal years of 2005 and 2006 we completed three private placement transactions and one subscription agreement. For a description of these transactions, see “Sales of Unregistered Securities” under item 5 herein described in this report.

In the second quarter of our 2006 fiscal year, under the terms of the Farmout Agreement dated February 25, 2005, as amended, Signet, our farmout partner and operator, has earned a 40% net working interest in the test well spacing unit of 36-091-13W5 and five additional sections for a total of 6 sections earned, as a result of drilling the first test well of the Sawn Lake Heavy Oil Sands Project.

On October 12, 2006 the 4-32 and 7-30 wells along with the 1-36 well which was production tested earlier in 2006, were suspended. Our farmout partner and operator, Signet, has undertaken a mapping of the reservoir to assist in its delineation for any future development of the Sawn Lake property. The three wells production tested were located in the thickest known oil pay zones of the reservoir. Although the results from the production tests indicated a lack of cold flow production from these locations, the compartmentalized nature of the reservoir and varying characteristics of these compartments may show different results with further evaluation. Such evaluation is more appropriately conducted through drilling and geological programs that are beyond the scope of the current Farmout Agreement. Negotiations to amend the Farmout Agreement are ongoing. As the focus of the operations to date has been on the cold flow productive potential of the formation, no assessment of the in-situ production capability has been made to date. For further information on drilling and results see item 2 “Oil and Gas Properties” herein described in this report.

Sales and Marketing

As we remain in the development stage, we have not yet generated any revenues, nor do we have any customers at this time. The principal target customers for our crude oil production are expected to be refiners, remarketers and other companies, some of which have pipeline facilities near our properties. In the event pipeline facilities are not conveniently available, we intend to truck our oil to storage, refining or pipeline facilities.

Market pricing for bitumen is seasonal with lower prices in and around the calendar year-end being the norm due to lower demand for asphalt and other bitumen derived products. By necessity, bitumen is regularly blended with diluent in order to facilitate its transportation via pipeline to North American markets. As such, the effective field price for bitumen is also directly impacted by the input cost of the diluent required, the demand and price of which is also seasonal in nature (higher in winter as colder temperatures necessitate more diluent for transportation). Consequently, bitumen pricing is notoriously weak in and around December 31 and not reflective of the annual average realized price or the economics of the “business” overall. We have been advised that, to price bitumen, marketers apply formulas that take as a reference point the prices published for crude oil of particular qualities such as “Edmonton light”, “Lloydminster blend”, or the more internationally known “West Texas Intermediate” (herein after referred to as WTI). We also understand that the price of bitumen fluctuates widely during the course of a year, with the lowest prices typically occurring at the end of the calendar year because of decreased seasonal demand for asphalt and other bitumen-derived products coupled with higher prices for diluents added to facilitate pipeline transportation of bitumen.

We intend to sell our oil and gas production under both short-term (less than one year) and long-term (one year or more) agreements at prices negotiated with third parties. Under both short-term and long-term contracts, typically either the entire contract (in the case of short-term contracts) or the price provisions of the contract (in the case of long-term contracts) are renegotiated from intervals ranging in frequency from daily to annual.

We have not yet adopted any specific sales and marketing plans.

Research and Development

The Company had no material research and development costs for the fiscal years ended September 30, 2004 and 2003.

Competition

We operate in a highly competitive environment, competing with major integrated and independent energy companies for desirable oil and natural gas properties, as well as for the equipment, labour and materials required to develop and operate those properties. Many of our competitors have longer operating histories and substantially greater financial and other resources greater than ours. Many of these companies not only explore for and produce crude oil and natural gas, but also carry on refining operations and market petroleum and other products on a worldwide basis. Our larger competitors, by reason of their size and relative financial strength, can more easily access capital markets than we can and may enjoy a competitive advantage, whereas we may incur higher costs or be unable to acquire and develop desirable properties at costs we consider reasonable because of this competition. Larger competitors may be able to absorb the burden of any changes in laws and regulation in the jurisdictions in which we do business and handle longer periods of reduced prices of gas and oil more easily than we can. Our competitors may be able to pay more for productive oil and natural gas properties and may be able to define, evaluate, bid for and purchase a greater number of properties and prospects than we can. Our ability to acquire additional properties in the future will depend upon our ability to conduct efficient operations, evaluate and select suitable properties, implement advanced technologies and consummate transactions in a highly competitive environment.

Competitive conditions may be substantially affected by various forms of energy legislation and/or regulation considered from time to time by the government of Canada and other countries, as well as factors that we cannot control, including international political conditions, overall levels of supply and demand for oil and gas, and the markets for synthetic fuels and alternative energy sources.

Canadian Government and Environmental Regulations

Our business is governed by numerous laws and regulations at various levels of government. These laws and regulations govern the operation and maintenance of our facilities, the discharge of materials into the environment and other environmental protection issues. Under these laws and regulations, we could be liable for personal injury, clean-up costs and other environmental and property damages, as well as administrative, civil and criminal penalties. We do not believe that insurance coverage for the full potential liability of environmental damages is available at a reasonable cost and our operator of the properties with activity on them maintains limited insurance coverage. Accordingly, we could be liable, or could be required to cease production on properties, if environmental damage occurs. The costs of complying with environmental laws and regulations in the future may harm our business. Furthermore, future changes in environmental laws and regulations could occur that result in stricter standards and enforcement, larger fines and liability, and increased capital expenditures and operating costs, any of which could have a material adverse effect on our financial condition or results of operations.

Exploration and Production. Our operations are subject to federal and provincial governmental regulations. Such regulations include requiring licenses for the drilling of wells, regulating the location of wells and the method and ability to produce wells, surface usage and the restoration of land upon which wells have been drilled, the plugging and abandoning of wells and the transportation of production from wells. Our operations are also subject to various conservation regulations, including the regulation of the size of spacing units, the number of wells which may be drilled in a unit, the unitization or pooling of oil and gas properties, the rate of production allowable from oil and gas wells, and the ability to produce oil and gas.

Royalties and Incentives. Each province and the federal government of Canada have legislation and regulations governing land tenure, royalties, production rates and taxes, environmental protection and other matters under their respective jurisdictions. The royalty regime is a significant factor in the profitability of oil and natural gas production. Royalties payable on production from lands other than Crown lands are determined by negotiations between the parties. Crown royalties are determined by government regulation and are generally calculated as a percentage of the value of the gross production with the royalty rate dependent in part upon prescribed reference prices, well productivity, geographical location, field discovery date and the type and quality of the petroleum product produced. From time to time, the governments of Canada, Alberta, British Columbia and Saskatchewan have also established incentive programs such as royalty rate reductions, royalty holidays and tax credits for the purpose of encouraging oil and natural gas exploration or enhanced recovery projects. These incentives generally increase cash flow.

Pricing and Marketing. The price of oil, natural gas and NGLs sold is determined by negotiation between buyers and sellers. An order from the National Energy Board (herein after referred to as “NEB”) is required for oil exports from Canada. Any oil export to be made pursuant to an export contract of longer than one year, in the case of light crude, and two years, in the case of heavy crude, requires an exporter to obtain an export license from the NEB. The issue of such a license requires the approval of the Government of Canada. Natural gas exported from Canada is also subject to similar regulation by the NEB. Natural gas exports for a term of less than two years, or for a term of two to twenty years in quantities of not more than 20,000 Mcf per day, must be made pursuant to an NEB order. Any natural gas exports to be made pursuant to a contract of larger duration (to a maximum of 25 years) or in larger quantities require an exporter to obtain a license from the NEB, which requires the approval of the Government of Canada. Exporters are free to negotiate prices and other terms with purchasers, provided that the export contracts meet certain criteria prescribed by the NEB. The governments of Alberta, British Columbia and Saskatchewan also regulate the volume of natural gas, which may be removed from those provinces for consumption elsewhere based on such factors as reserve availability, transportation arrangements and market considerations.

Environmental Regulation. The oil and natural gas industry is subject to environmental regulation pursuant to local, provincial and federal legislation. Environmental legislation provides for restrictions and prohibitions on releases or emissions of various substances produced or utilized in association with certain oil and gas industry operations. In addition, legislation requires that well and facility sites be monitored, abandoned and reclaimed to the satisfaction of provincial authorities. A breach of such legislation may result in the imposition of fines and penalties. We are committed to meeting our responsibilities to protect the environment and anticipate making increased expenditures of both a capital and expense nature as a result of the increasingly stringent laws relating to the protection of the environment.

The North American Free Trade Agreement. The North American Free Trade Agreement (herein after referred to as “NAFTA”) grants Canada the freedom to determine whether exports to the United States or Mexico will be allowed. In making this determination, Canada must ensure that any export restrictions do not (i) reduce the proportion of energy exported relative to the supply of the energy resource; (ii) impose an export price higher than the domestic price; or (iii) disrupt normal channels of supply. All parties to NAFTA are also prohibited from imposing minimum export or import price requirements.

Kyoto Protocol. The Kyoto Protocol requires Canada to reduce its greenhouse gas emissions to six percent below 1990 levels during the period between 2008 and 2012. The protocol is expected to affect the operation of all industries in Canada, including the oil and gas industry. As details of the implementation of emissions reduction legislation related to this protocol have yet to be finalized, the effect on our operations cannot be determined at this time.

Investment Canada Act. The Investment Canada Act requires notification and/or review by the Government of Canada in certain cases, including but not limited to, the acquisition of control of a Canadian Business by a non-Canadian. In certain circumstances, the acquisition of a working interest in a property which contains recoverable reserves will be treated as the acquisition of an interest in a “business”, and may be subject to either notification or review, depending on the size of the interest being acquired and the asset size of the business.

Employees

The Company currently has one full time employee, one part time employee and four prime subcontractors. For further information on our subcontractors see “Compensation Arrangements for Executive Officers” under item 10 “Executive Compensation” herein described in this report. We expect to hire from time to time, independent consultants and contractors during the stages of implementing our plans.

Royalty Agreements

In 1996, Alberta announced a new generic royalty regime for oil sands based on recommendations from a joint industry/government national task force. Royalty is calculated using a revenue-less-cost calculation. In early project years before capital investment is recovered, the royalty rate is lower than the rate that is applied after capital is recovered. This helps project cash flows in early years. Once capital is recovered, the Province shares in project profits. The oil sands royalty regime applies to all new investments in the oil sands. Prior to a project’s payout date, the applicable royalty is 1% of project gross revenue. After a project payout, the applicable royalty is equivalent to the greater of 25% of net project revenue or 1% of gross revenue. All costs (operating and capital) are 100% deductible in the year in which they are incurred.

Through the acquisition of Northern, Deep Well became a party to the following royalty agreements that were associated with purchase and sale agreements between Northern, Classic Energy Inc. (herein after referred to as “Classic”), Nearshore and 979708 Alberta Ltd. (herein after referred to as “979708”):

Baytex Energy Partnership (herein after referred to as “Baytex”) reserved an overriding royalty interest on the Petroleum & Natural Gas License lands located within our Sawn Lake properties, in consideration of entering into a petroleum, natural gas and related rights conveyance dated December 19, 2002 with 979708. Effective December 1, 2002, 979708 granted to Baytex a 5% non-convertible overriding royalty on 100% production. These properties comprise of 6.5 sections or 4,112 gross acres (1,664 gross hectares) of Petroleum and Natural Gas. We are not planning to produce any non-oil sands lands as of the date of this report. 979708 is a private corporation incorporated in Alberta, Canada, and is 50% owned and controlled by Nearshore. Nearshore is a private corporation incorporated in Alberta, Canada, and is owned and controlled by Mr. Steven P. Gawne and his wife, Mrs. Rebekah J. Gawne, who each own 50% of Nearshore. Mr. Steven P. Gawne was formerly the President, Chief Executive Officer and Director of Deep Well Oil & Gas, Inc. from February 6, 2004 to June 29, 2005.

On December 12, 2003 Nearshore entered into a Royalty Agreement with Northern on 3 Leases, 1 Permit and 1 Petroleum and Natural Gas License located within our Sawn Lake properties Northern granted and assigned a 6.5% gross overriding royalty to Nearshore on the leased substances on the land interests in which Northern holds in the above said Leases. Nearshore is a private corporation incorporated in Alberta, Canada, and is owned and controlled by Mr. Steven P. Gawne and his wife, Mrs. Rebekah J. Gawne, who each own 50% of Nearshore. Mr. Steven P. Gawne was formerly the President, Chief Executive Officer and Director of Deep Well Oil & Gas, Inc. from February 6, 2004 to June 29, 2005.

Risk Factors

An investment in our common stock is speculative and involves a high degree of risk and uncertainty. You should carefully consider the risks described below, together with the other information contained in our reports filed with the SEC, including the consolidated financial statements and notes thereto of our company, before deciding to invest in our common stock. The risks described below are not the only ones facing our company. Additional risks not presently known to us or that we presently consider immaterial may also adversely affect our company. If any of the following risks occur, our business, financial condition and results of operations and the value of our common stock could be materially and adversely affected.

We Are A Development Stage Company Implementing A New Business Plan. We are a development stage company with only a limited operating history upon which to base an evaluation of our current business and future prospects, and we have just begun to implement our business plan. Since our inception, we have suffered recurring losses from operations and have been dependent on new investment to sustain our operations. During the years ended September 30, 2004 and 2003, we reported net losses of $525,754 and $50,000, respectively. In addition, our consolidated financial statements for the year ended September 30, 2003, contained a going concern qualification and we cannot give any assurances that we can achieve profits from operations.

The Successful Implementation Of Our Business Plan Is Subject To Risks Inherent In The Oil Business. Our oil operations are subject to the economic risks typically associated with exploration, development and production activities, including the necessity of significant expenditures to locate and acquire properties and to drill exploratory wells. In addition, the cost and timing of drilling, completing and operating wells is often uncertain. In conducting exploration and development activities, the presence of unanticipated pressure or irregularities in formations, miscalculations or accidents may cause our exploration, development and production activities to be unsuccessful. This could result in a total loss of our investment in a particular property. If exploration efforts are unsuccessful in establishing proved reserves and exploration activities cease, the amounts accumulated, as unproved costs will be charged against earnings as impairments. Our exploitation and development of oil and gas reserves depends upon access to the areas where our operations are to be conducted. We conduct a portion of our operations in regions where we are only able to do so on a seasonal basis. Unless the surface is sufficiently frozen, we are unable to access our properties, drill or otherwise conduct our operations as planned. In addition, if the surface thaws earlier than expected, we must cease our operations for the season earlier than planned. Our operations are affected by road bans imposed from time to time during the break-up and thaw period in the spring. Road bans are also imposed due to snow, mud and rock slides and periods of high water, which can restrict access to our well sites and production facility sites. Our inability to access our properties or to conduct our operations as planned will result in a shutdown or slow down of our operations, which will adversely affect our business.

We Expect Our Operating Expenses To Increase Substantially In The Future And May Need To Raise Additional Funds. We have a history of net losses and expect that our operating expenses will increase substantially over the next 12 months as we continue to implement our business plan. In addition, we may experience a material decrease in liquidity due to unforeseen capital calls or other events and uncertainties. As a result, we may need to raise additional funds, and such funds may not be available on favourable terms, if at all. If we cannot raise funds on acceptable terms, we may not be able to execute on our business plan, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

Our Ability To Produce Sufficient Quantities Of Oil From Our Properties May Be Adversely Affected By A Number Of Factors Outside Of Our Control. The business of exploring for and producing oil and gas involves a substantial risk of investment loss. Drilling oil wells involves the risk that the wells may be unproductive or that, although productive, that the wells may not produce oil in economic quantities. Other hazards, such as unusual or unexpected geological formations, pressures, fires, blowouts, loss of circulation of drilling fluids or other conditions may substantially delay or prevent completion of any well. Adverse weather conditions can also hinder drilling operations. A productive well may become uneconomic due to pressure depletion, water encroachment, mechanical difficulties, etc., which impair or prevent the production of oil and/or gas from the well.

There can be no assurance that oil will be produced from the properties in which we have interests. Marketability of any oil that we acquire or discover may be influenced by numerous factors beyond our control. The marketability of our production will depend on the proximity of our reserves to and the capacity of, third party facilities and services, including oil and natural gas gathering systems, pipelines, trucking or terminal facilities, and processing facilities. The unavailability or insufficient capacity of these facilities and services could force us to shut-in producing wells, delay the commencement of production, or discontinue development plans for some of our properties, which would adversely affect our financial condition and performance. There may be periods of time when pipeline capacity is inadequate to meet our oil transportation needs. During periods when pipeline capacity is inadequate, we may be forced to reduce production or incur additional expense as existing production is compressed to fit into existing pipelines. Other risk factors include availability of drilling and related equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental protection. We cannot predict how these factors may affect our business.

In addition, the success of our business is dependent upon the efforts of various third parties that we do not control. We rely upon various companies to assist us in identifying desirable oil prospects to acquire and to provide us with technical assistance and services. We also rely upon the services of geologists, geophysicists, chemists, engineers and other scientists to explore and analyze oil prospects to determine a method in which the oil prospects may be developed in a cost-effective manner. In addition, we rely upon the owners and operators of oil drilling equipment to drill and develop our prospects to production. Although we have developed relationships with a number of third-party service providers, we cannot assure that we will be able to continue to rely on such persons. If any of these relationships with third-party service providers are terminated or are unavailable on commercially acceptable terms, we may not be able to execute our business plan.

We Do Not Control Our Operations. We do not operate our properties and we therefore have limited influence over the testing, drilling and production operations of our properties. Our lack of control could result in the following:

•	The operator might initiate exploration or development on a faster or slower pace than we prefer;

•
The operator might propose to drill more wells or build more facilities on a project than we have funds for or that we deem appropriate, which could mean that we are unable to participate in the project or share in the revenues generated by the project;

•	If an operator refuses to initiate a project, we might be unable to pursue the project.

Any of these events could materially reduce the value of our properties.

We Are Party To Several Lawsuits And Will Be Adversely Affected If We Are Found To Be Liable In Connection With Any Legal Proceedings. We are party to several lawsuits described in this Form 10-KSB under the heading “Legal Proceedings”. We intend to vigorously defend ourselves against the claims made in the lawsuits, but we cannot predict the outcome of these proceedings, the commencement or outcome of any future proceedings against us, or whether any such proceeding would lead to monetary damages that would have a material adverse effect on our financial position.

Aboriginal Peoples May Make Claims Regarding The Lands On Which Our Operations Are Conducted. Aboriginal peoples have claimed aboriginal title and rights to a substantial portion of western Canada. If any aboriginal peoples file a claim claiming aboriginal title or rights to the lands on which any of our properties are located, and if any such claim is successful, it could have a material adverse effect on our operations.

The Energy Utilities Board (“EUB”) that governs our operations in Alberta, Canada have implemented a new directive (Directive 056) that the Alberta Government issued its First Nations Consultation Policy on Land Management and Resource Development on May 16, 2005. The EUB expects that all industry applicants must adhere to this policy and the consultation guidelines. These requirements and expectations apply to the licensing of all new energy developments and all modifications to existing energy developments, as covered in Directive 056. In the policy, the Alberta Government has developed consultation guidelines to address specific questions about how consultation for land management and resource development should occur in relation to specific activities. Prior to filing an application, the applicant must address all questions, objections, and concerns regarding the proposed development and attempt to resolve them. This includes concerns and objections raised by members of the public, industry, government representatives, First Nations, Métis, and other interested parties. If there are no outstanding concerns/objections and a confirmation of non-objection has been obtained if required. This process can cause significant delays in obtaining a drilling permit for exploration and/or a production well license for both oil and gas.

Market Fluctuations In The Prices Of Oil Could Adversely Affect Our Business. Prices for oil tend to fluctuate significantly in response to factors beyond our control. These factors include, but are not limited to, the continued threat of war in the Middle East and actions of the Organization of Petroleum Exporting Countries and its maintenance of production constraints, the U.S. economic environment, weather conditions, the availability of alternate fuel sources, transportation interruption, the impact of drilling levels on crude oil and natural gas supply, and the environmental and access issues that could limit future drilling activities for the industry.

Changes in commodity prices may significantly affect our capital resources, liquidity and expected operating results. Price changes directly affect revenues and can indirectly impact expected production by changing the amount of funds available to reinvest in exploration and development activities. Reductions in oil and gas prices not only reduce revenues and profits, but could also reduce the quantities of reserves that are commercially recoverable. Significant declines in prices could result in non-cash charges to earnings due to impairment.

Changes in commodity prices may also significantly affect our ability to estimate the value of producing properties for acquisition and divestiture and often cause disruption in the market for oil producing properties, as buyers and sellers have difficulty agreeing on the value of the properties. Price volatility also makes it difficult to budget for and project the return on acquisitions and development and exploitation of projects. We expect that commodity prices will continue to fluctuate significantly in the future.

Risks Related To Our Stock. Our common stock is traded on the pink sheets. There can be no assurance that an active public market will continue for the common stock, or that the market price for the common stock will not decline below its current price. Such price may be influenced by many factors, including, but not limited to, investor perception of us and our industry and general economic and market conditions. The trading price of the common stock could be subject to wide fluctuations in response to announcements of our business developments or our competitors, quarterly variations in operating results, and other events or factors. In addition, stock markets have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market prices of companies, at times for reasons unrelated to their operating performance. Such broad market fluctuations may adversely affect the price of our common stock.

Our stock price may decline by future sales of our shares or the perception that such sales may occur. If we issue additional shares of common stock in private financings under an exemption from the registration laws, then those shares will constitute “restricted shares” as defined in Rule 144 under the Securities Act. The restricted shares may only be sold if they are registered under the Securities Act, or sold under Rule 144, or another exemption from registration under the Securities Act.

Some of our outstanding restricted shares of common stock are either eligible for sale pursuant to Rule 144 or are required to be registered under the Securities Act for resale by the holders. We are unable to estimate the amount, timing, or nature of future sales of outstanding common stock. Sales of substantial amounts of our common stock in the public market may cause the stock’s market price to decline.

The Company’s common stock is considered to be a “penny stock” because it meets one or more of the definitions in the Exchange Act Rule 3a51-1, a Rule made effective on July 15, 1992. In particular, (i) our stock trades at a price less than five dollars ($5.00) per share; (ii) our common stock does not trade on a “recognized” national exchange; (iii) it is NOT quoted on the NASD’s automated quotation system (herein after referred to as “NASDAQ”), or even if so, has a price less than five dollars ($5.00) per share; OR (iv) it is issued by a company with net tangible assets less than $2,000,000, if in business more than three years continuously, or $5,000,000, if in business less than a continuous three years, or with average revenues of less than $6,000,000 for the past three years. The principal result or effect of being designated a “penny stock” is that securities broker-dealers cannot recommend the stock but must trade in it on an unsolicited basis.

Risks Related to Broker-Dealer Requirements Involving Penny Stocks / Risks Affecting Trading and Liquidity. Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 promulgated thereunder by the Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account. These rules may have the effect of reducing the level of trading activity in the secondary market, if and when one develops.

Potential investors in the Company’s common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be “penny stock.” Moreover, Commission Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Pursuant to the Penny Stock Reform Act of 1990, broker-dealers are further obligated to provide customers with monthly account statements. Compliance with the foregoing requirements may make it more difficult for investors in the Company’s stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

Reports to Security Holders

We are a Nevada corporation and our common stock is registered under section 12(g) of the Securities Exchange Act of 1934, as amended. Our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on From 8-K and amendments to those reports can be accessed at the SEC’s website at www.sec.gov.

ITEM 2. DESCRIPTION OF PROPERTY

Office Leases

The Company currently rents office space on a month by month basis for administrative operations for a nominal fee at 510 Royal Bank Building 10117 Jasper Avenue, Edmonton Alberta T5J 1W8. The Company also has a shared office space for operations in Calgary, Alberta. The sub-lease of the Calgary office location is on month-by-month basis for a nominal fee.

Oil and Gas Properties

Acreage

The Company beneficially owns an 80% working interest (subject to a Farmout Agreement with Signet) in 69.5 contiguous sections (43,964 gross acres or 17,792 gross hectares) in the Sawn Lake block of the Peace River Oil Sands area located in Alberta, Canada. On November 15, 2005, Deep Well and its farmout partner and operator Signet amended the Farmout Agreement and further agreed to acknowledge the original Farmout Agreement. Signet will own a 40% working interest once the obligations under the Farmout Agreement have been satisfied. In accordance with the Farmout Agreement, Signet must drill and complete 10 wells prior to February 25, 2008, at no cost to the Company, to fully earn their 40% working interest in the project. Each well drilled earns Signet 6.0 sections. Signet will be the operator of the Sawn Lake oil sands project. The following table summarizes our gross and net developed and undeveloped oil and natural gas rights under lease as of September 30, 2004.

OIL AND NATURAL GAS RIGHTS as of September 30, 2004

	Gross Hectares	Net Hectares	Gross Acres	Net Acres
Developed Acreage
Sawn Lake – Peace River OS Area, Alberta, Canada	None	None	None	None
Total	None	None	None	None

Undeveloped Acreage
Sawn Lake – Peace River OS Area, Alberta, Canada	7,936	6,349*	19,610	15,688*
Total	7,936	6,349	19,610	15,688

*80% working interest (pre-farmout)

A developed acre is considered to mean those acres spaced or assignable to productive wells, a gross acre is an acre in which a working interest is owned, and a net acre is the result that is obtained when fractional ownership working interest is multiplied by gross acres. The number of net acres is the sum of the factional working interests owned in gross acres expressed as whole numbers and fractions thereof.

Undeveloped acreage is considered to be those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil or natural gas, regardless of whether or not that acreage contains proved reserves, but does not include undrilled acreage held by production under the terms of a lease. As is customary in the oil and gas industry, we can generally retain our interest in undeveloped acreage by drilling activity that establishes commercial production sufficient to maintain the leases or by paying delay rentals during the remaining primary term of such a lease. The oil and natural gas leases in which we have an interest are for varying primary terms, and if production continues from our developed lease acreage beyond the primary term, we are entitled to hold the lease for as long as oil or natural gas is produced.

Reserves, Production and Delivery Commitments

Northern commenced oil and gas exploration activities in August 2004 with the first well being drilled on the project in September 2005. We did not engage in any production activities during the year ended September 30, 2004, 2003 and 2002, nor did we have any proved or probable reserves at the end of such periods, and thus, were not required to provide any of the production data required by Statement of Financial Accounting Standards No. 69. We do not have any obligations under existing delivery commitment contracts or agreements calling for the provision of fixed and determinable quantities of oil and gas over the next three years, and have therefore not filed any information or reports with any federal authority or agency, containing estimates of total, proved developed or undeveloped net oil or gas reserves.

Drilling Activity

The following tables summarize the results of our drilling activities during the years ended September 30, 2004, 2003 and 2002.

Exploratory Wells year ended September 30	2006		2005		2004
	Gross	Net	Gross	Net	Gross	Net
Gas	-	-	-	-	-	-
Oil	-	-	-	-	-	-
Oil/Gas	-	-	-	-	-	-
Evaluating	-	-	-	-	-	-
Drilling at end of year	-	-	-	-	-	-
Suspended	-	-	-	-	-	-
Abandoned	-	-	-	-	-	-
Total Exploratory Wells	-	-	-	-	-	-

Development Wells year ended September 30	2006			2005			2004
	Gross	Net		Gross	Net		Gross	Net
Gas	-	-		-	-		-	-
Oil	-	-		-	-		-	-
Oil/Gas	-	-		-	-		-	-
Evaluating	-	-		-	-		-	-
Drilling at end of year	-	-		-	-		-	-
Suspended	2	0.8	**	1	0.4	**	-	-
Abandoned	-	-		-	-		-	-
Total Development Wells	2	0.8		1	0.4		-	-

** 40% working interest

No wells were drilled for the years ended September 30, 2004, 2003 and 2002.

Present Activities

The 1-36 well (1st test well drilled at surface location 1-36-091-13W5) was successfully drilled and completed in late November of 2005 to a depth of 672 meters with a horizontal leg of over 600 meters within the Bluesky oil sands zone. Our farmout partner and operator, Signet, initiated production testing in January 2006 but was delayed due to mechanical issues with the well equipment, scheduling of service rigs, and the imposition of road bans in the area for the spring break-up. Production testing continued after the spring break-up and on March 23, 2006 our farmout partner and operator, Signet, announced that the first horizontal test well, the 1-36 well, on our Sawn Lake property had been drilled and the reservoir had tested positive for cold flow crude oil pumping capability. The well was drilled to a vertical depth of 672 meters followed by a horizontal leg of 630 meters. Initial test results by third parties have concluded that the initial oil samples taken early in the flow period had been analyzed and determined to be 10.7 degree API with 3.1% sulphur. To date Signet has earned their interest in 6.0 sections, by drilling and completing the first well. Currently the well has been suspended for further evaluation.

The 4-32 well (2nd well drilled at surface location 4-32-091-12W5) began drilling on August 13, 2006. This was the first of three additional wells that Signet was to drill over the next 90 days in the Bluesky Formation of the Sawn Lake area. This well was successfully drilled and completion commenced in September 2006 to a vertical depth of 675 meters with a horizontal leg of over 600 meters within the Bluesky oil sands zone. Initial production tests for cold flow pumping capability were negative but the log analysis confirmed 23 meters of net oil pay in the Bluesky reservoir. The API gravity is in the range of 6.7 to 7.6 degrees. The viscosity of the oil is between 263,000 and 475,000 centistokes extrapolated at 20 degrees Celsius, which is approximately the temperature of the formation at Sawn Lake. The viscosity of the oil extrapolated at 105 degrees Celsius is between 172 and 237 centistokes. Therefore at a temperature slightly greater than boiling water, the oil from this reservoir should become mobile and flow similar to that of medium gravity oil. The permeability is in the range of up to 8 Darcies with an average heavy oil saturation of 78 percent. Subsequent to the drilling and logging operations, tubing was run in preparation for potential Bluesky oil production. Currently the well has been suspended for further evaluation.

The 7-30 well (3rd well drilled at surface location 7-30-091-12W5) began drilling on August 31, 2006. This was the second of three additional wells that Signet was to drill over the next 90 days in the Bluesky Formation of the Sawn Lake area. This well was successfully drilled and completion commenced in September 2006 to a vertical depth of 659 meters with a horizontal leg of over 600 meters within the Bluesky oil sands zone. Initial production tests for cold flow pumping capability were negative but the log analysis confirmed 22 meters of net oil pay in the Bluesky reservoir. The API gravity is in the range of 6.2 to 6.8 degrees. The viscosity of the oil is 290,000 centistokes extrapolated at 18 degrees Celsius. The permeability is in the range of up to 8 Darcies with an average heavy oil saturation of 68 percent. Subsequent to the drilling and logging operations, tubing was run in preparation for potential Bluesky oil production. Currently the well has been suspended for further evaluation.

The 13-29 well (proposed 4th well surface location 13-29-091-12W5) was not drilled since it was determined by the operator that it would not provide any additional geological information in its delineation of the Sawn Lake Reservoir beyond that of the two recently drilled wells in the same vicinity.

Further exploratory work will be carried out to determine where the right Bluesky reservoir parameters might exist at Sawn Lake for cold flow and secondary recovery production. In general, the reservoir parameters at the location of the most recently drilled wells show promise and favourable parameters for a successful secondary recovery project. Consideration is also being given to determine the best technology under which oil can be produced from the Sawn Lake Heavy Oil Sands Project, taking into consideration the highly successful methods used by other nearby leaseholders producing from the same Formation. Under the present Farmout Agreement with Signet, Signet must drill 7 more horizontal wells by February 2008 at no cost to the Company, in order to fully earn the 40% working interest in the entire Sawn Lake Project.

ITEM 3. LEGAL PROCEEDINGS

Deep Well Oil & Gas, Inc. vs. Surge Global Energy, Inc.

On October 13, 2005 Surge filed against us with a Notice of Motion filed in Court of Alberta, District of Calgary. The motion among other things, requested a declaration from the Company that Signet has complied with their obligations under a particular Farmout Agreement and a declaration that Signet has earned 50% of the Company’s interest in lands located at LSD 01-36-091-13-W5M.

On October 14, 2005 the Company served Surge with a lawsuit issued in the Alberta Court District of Calgary. The lawsuit among other things, seeks a declaration that the Farmout Agreement has been terminated, an order requesting Signet to reconvey to the Company title documents as defined in the Farmout Agreement, a declaration that Signet has failed to spud a test well pursuant to the terms of the Farmout, an order preventing Signet from entering the Farmout lands pending resolution to the lawsuit as well as other various declaratory and injunctive relief, including damages of $1,000,000 Cdn for trespass and punitive damages of $250,000 Cdn.

On October 21, 2005 the Company and Surge agreed to a consent order in the Court of Alberta, district of Calgary whereby both parties agreed to consolidate their actions. The consolidated action would continue under the Company action and would be tried at the same time.

On November 15, 2005 as part of a restructuring of Signet, both parties mutually agreed to dismiss their lawsuits against each other. The dismissals were part of the Farmout Amending and Farmout Acknowledgement Agreements entered into by the Company and Surge. The Farmout Amendment and Acknowledgement Agreement agreed to, upon Signet receiving a private placement for $8,550,000 Cdn in a convertible debenture and modify the February 25, 2005 Farmout Agreement. The significant amendments were to; 1.) Extend the earning period to February 25, 2008; 2.) Extend the date for which Signet can spud an option well to September 25, 2006; 3.) Recalculate the payment of the 2nd portion of the prospect fee, being $1,000,000 to be paid by Signet to Northern and Deep Well Alberta and omit the conditions under which the $1,000,000 was paid, 4.) Signet issued to Northern and Deep Well Alberta 7,550,000 of its common shares giving the Company a beneficial interest in the Farmee of 31.47% before Signet issued shares under the private placement financing and 22.7% if the convertible debenture is converted on a fully diluted basis, and 5.) The Company must give up the right to acquire shares in Surge US.

I.G.M. Resources Corp. vs. Deep Well Oil & Gas, Inc. et al

On March 10, 2005 I.G.M. Resources Corp. (herein after referred to as “IGM”) filed against Classic, 979708, Deep Well, Nearshore, Steven P. Gawne, Rebekah Gawne, Gawne Family Trust, 1089144 Alberta Ltd., John F. Brown, Diane Lynn McClaflin, Cassandra Doreen Brown, Elissa Alexandra Brown, Brown Family Trust, Priority Exploration Ltd., Northern and Gordon Skulmoski a Statement of Claim in the Court of Queen’s Bench of Alberta Judicial District of Calgary. This suit is part of a series of lawsuits or actions undertaken by IGM against some of the other above defendants.

IGM was and still is a minority shareholder of 979708. 979708 was in the business of discovering, assembling and acquiring oil & gas prospects. In 2002 and 2003, 979708 acquired oil and gas prospects in the Sawn Lake area of Alberta. On or about the 14th of July 2003 all or substantially all the assets of 979708 were sold to Classic. IGM claims the value of the assets sold was far in excess of the value paid for those assets. On April 23, 2004 Northern purchased some of Classic’s assets that are under dispute by IGM. On June 7, 2005 Deep Well acquired all of the common shares of Northern thereby giving Deep Well an indirect beneficial interest in the assets IGM is claiming an interest in.

IGM seeks an order setting aside the transaction and returning the assets to 979708, compensation in the amount of $15,000,000 Cdn, a declaration of trust declaring that Classic, Northern and Deep Well Alberta, hold all of the assets acquired from 979708 and any property acquired by use of such assets or confidential information of 979708, in trust for the Plaintiff.

This lawsuit has been stayed pending the outcome of the other litigation by IGM against the other defendants.

The Company believes the claims are without merit and will vigorously defend them.

Hardie & Kelly vs. Brown et al

On June 2, 2006 Hardie and Kelly, Trustee of the Estate of John Forbes Brown filed against John Forbes Brown, a bankrupt, Diane Lynn McClaflin, 1089144 Alberta Ltd., and Deep Well with an Amended Statement of Claim filed in the Court of Queen’s Bench of Alberta Judicial District of Calgary. John Forbes Brown was a former officer and then sub-contractor of Deep Well before and at the time he was assigned into bankruptcy on into July 12, 2004. The Plaintiff claims, in addition to other issues unrelated to Deep Well, that John Forbes Brown received 4,812,500 Deep Well shares as a result of his employment in Deep Well and that John Forbes Brown improperly assigned these shares to the numbered company as a ruse entered into on the eve of insolvency by John Forbes Brown in order to facilitate the hiding of assets from his creditors and the trustee of his bankruptcy. The Plaintiff further claims that on August 23, 2004 John Forbes Brown advised the Plaintiff that he in fact owned the above shares and did not disclose this ownership in his bankruptcy statement of affairs filed. The Plaintiff further claims that John Forbes Brown would lodge the said shares with his lawyer until such time as these shares could be transferred to the Plaintiff. The Plaintiff further claims that unbeknownst to them John Forbes Brown surreptitiously removed the shares from his lawyer’s office and delivered them to Deep Well so that Deep Well could cancel them. The Plaintiff claims that Deep Well conspired with John Forbes Brown to defraud the creditors of John Forbes Brown by taking receipt and canceling the said shares. The Plaintiff claims that consideration paid by Deep Well for the said shares was invested in the home owned by John Forbes Brown and his wife. The Plaintiff seeks; 1.) An accounting of the proceeds and benefits derived by the dealings of the shares, 2.) The home owned by John Forbes Brown and his wife, to be held in trust on behalf of the Plaintiff and an accounting of proceeds related to this trust, 3.) The Plaintiff seeks damages from the Defendants because of their actions, 4.) A judgment for $15,612,645 Cdn, 5.) An order to sell John Forbes Brown’s home, and 6.) Interest and costs.

The Company plans to vigorously defend itself against the Plaintiff’s claims.

Menno Wiebe and Jacobean Resource International vs. Deep Well Oil & Gas, Inc. et al

On October 23, 2006 Menno Wiebe and Jacobean Resources International served Deep Well, Doe individuals and Roe Corporations with a Complaint and Summons filed in the United States of America, District Court of Clark County, Nevada. The Complaint alleges a breach of contract in which the Plaintiffs are seeking monetary damages in excess of $10,000 plus an order directing Defendants to issue 56,500 shares of Deep Well stock to Plaintiffs. Mr. Menno Wiebe served as Director and Chief Operating Officer of Deep Well from July 6, 2004 until June 29, 2005. Mr. Wiebe claims he was the Chief Operating Officer until October, 2005. The Company believes that it has meritorious defenses to the plaintiff’s claims and intends to enter into mediation, as called for in the contract with Menno Wiebe.

Star Capital Inc. vs. Deep Well Oil & Gas, Inc. et al

On December 21, 2006 Deep Well, Deep Well Alberta and some of the directors of the Company in addition to other individuals were served with an Originating Notice of Motion, filed in the Court of Queen’s Bench of Alberta Judicial District of Calgary, by Star Capital Inc. whereby the Applicant claims that the Respondents; 1.) Failed to provide shareholders with proper or any notice of Annual General Meetings, special meeting of shareholders, or both; 2.) Failed to hold Annual General Meetings in accordance with the provisions of the Alberta Business Corporations Act or, in the alternative, with the Nevada Revised Statutes; 3.) Failed to appoint qualified auditors in accordance with the provisions of the Alberta Business Corporations Act or, in the alternative, the Nevada Revised Statutes; 4.) Failed to prepare and file audited financial statements in accordance with the provisions of the Alberta Business Corporations Act and the Alberta Securities Act or, in the alternative, the Nevada Revised Statutes; 5.) Paid management fees in relation to either or both of Deep Well or Deep Well Alberta to directors, officers and third parties, including the individual Respondents themselves, that are unreasonable, oppressive and have been granted without proper regard for the interests of shareholders; 6.) In the case of the individual Respondents, engaged in wrongful self-dealing that is oppressive, prejudicial to, and unfairly disregards the interests of, shareholders; 7.) Issued capital stock of Deep Well, and instruments for the future purchase of such capital stock, in a manner that is oppressive, unfairly prejudicial to, and unfairly disregards the interests of shareholders; 8.) Failed to disclose, or failing to disclose in a timely manner, material information to the shareholders and the public, including, but not limited to, the fact of the transfer of assets from Deep Well to Deep Well Alberta and the existence of encumbrances of the oil sands assets, such as gross overriding royalties held by the Respondents Gary Tighe and Steve Gawne, which distorts the public market in the securities of the corporate Respondents and is otherwise oppressive, unfairly prejudicial to, and unfairly disregards the interests of shareholders, including the Applicant; 9.) Utilized majority shareholder approval for various transactions, including the appointment of directors, without calling annual or special meetings of shareholders, in a manner which is oppressive, unfairly prejudicial and unfairly disregards the minority shareholders and which is otherwise a breach of the fiduciary duties owed by the directors and officers to the corporations and to the minority shareholders.

The Company plans to vigorously defend itself against the claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no matter submitted during the fiscal year 2004 covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

On June 29, 2005 a majority of the shareholders of Deep Well, by written resolution, replaced the Deep Well’s Board of Directors, consisting of Mr. Steven P. Gawne, Mr. Curtis Sparrow, Mr. Leonard F. Bolger, Mr. Menno Wiebe and Dr. Horst A. Schmid, with a new Board of Directors, consisting of Mr. Cyrus Spaulding, Mr. Donald E. H. Jones and Dr. Horst A. Schmid. Dr. Horst A. Schmid was re-appointed to the Board as Chairman and appointed Chief Executive Officer and President. Mr. Cyrus Spaulding was appointed Chief Operating Officer. On July 1, 2005 Mr. Curtis Sparrow accepted a re-appointed to the Board for Directors. Mr. Curtis Sparrow continued to be Chief Financial Officer, Corporate Secretary and Treasurer of the Company.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The common stock of the Predecessor Company of Deep Well was originally listed on NASDAQ as of November 17, 1994, however the predecessor company no longer met listing criteria for NASDAQ and its common stock was delisted to the OTC Bulletin Board on September 16, 2002. Subsequent to this delisting, the Predecessor Company did not, on a timely basis, file a Form 10-Q for the quarter ended December 31, 2002 and accordingly, its stock was delisted to the pink sheets on March 25, 2003.

Market Price Information for Common Stock

Deep Well’s stock is currently quoted on the pink sheets under the trading symbol DWOG. The following table sets forth the high and low sales prices for Deep Well common stock as reported on the pink sheets for the periods indicated below. This table gives effect to both the 2-1 split of March 10, 2004 and the 3-1 split of May 14, 2004. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

	High (US$)	Low (US$)
Fiscal 2003
First Quarter	$0.24	$0.12
Second Quarter	$0.13	$0.01
Third Quarter	$0.03	$0.002
Fourth Quarter	$0.002	$0.0003

Fiscal 2004
First Quarter	$0.55	$0.05
Second Quarter	$1.30	$1.05
Third Quarter	$1.55	$0.48
Fourth Quarter	$1.42	$0.80

Fiscal 2005
First Quarter	$1.03	$0.53
Second Quarter	$0.90	$0.35
Third Quarter	$0.58	$0.30
Fourth Quarter	$0.68	$0.31

Fiscal 2006
First Quarter	$1.31	$0.37
Second Quarter	$2.98	$1.15
Third Quarter	$2.85	$1.45
Fourth Quarter	$1.76	$0.58

Fiscal 2007
First Quarter	$0.66	$0.33

On February 27, 2004 the Board of Directors unanimously approved a forward stock split of Deep Well’s common stock at a ratio of two (2) shares for every one (1) share held. The forward split became effective on March 10, 2004. After the split, Deep Well had 12,337,156 shares of common stock issued and outstanding. Prior to the effective date of the split, Deep Well had 6,168,578 shares of common stock outstanding. In connection with the stock split Deep Well increased its authorized common shares in proportion to the forward stock split. Deep Well’s authorized common stock after the forward stock split consisted of 100,000,000 shares of common stock. Prior to the split, Deep Well was authorized to issue 50,000,000 shares of common stock. In connection with the forward split, Deep Well amended its articles of incorporation with the state of Nevada. Deep Well did not obtain a shareholder vote of the forward stock split and a shareholder vote was not required by Nevada law.

On May 4, 2004 our Board of Directors unanimously approved a forward stock split of our common stock at a ratio of three (3) shares for every one (1) share held. The forward split became effective on May 14, 2004. After the split, Deep Well had 37,011,468 shares of common stock issued and outstanding. Prior to the effective date of the split, Deep Well had 12,337,156 shares of common stock outstanding. In connection with the stock split Deep Well increased its authorized common shares in proportion to the forward stock split. Deep Well’s authorized common stock after the forward stock split consisted of 300,000,000 shares of common stock. Prior to the split, Deep Well was authorized to issue 100,000,000 shares of common stock. In connection with the forward split, Deep Well amended its articles of incorporation with the state of Nevada. Deep Well did not obtain a shareholder vote of the forward stock split and a shareholder vote was not required by Nevada law.

On June 7, 2005 Deep Well completed the acquisition of 6,069,625 shares of common stock, representing 100% of the outstanding common stock of Northern, pursuant to an Exchange Agreement, dated as of July 8, 2004, between the Deep Well, Northern and all shareholders of Northern, as amended by an amending agreement dated April 25, 2005. In addition to the common stock of Northern, Deep Well was granted options to acquire 432,500 shares of preferred stock of Northern and the preferred shareholders of Northern have the ability to require Deep Well to acquire such shares. In accordance with the terms of the Agreements, common shareholders of Northern received three (3) shares of the Deep Well’s restricted common stock for each one (1) share of Northern’s common stock and preferred shareholders of Northern will receive thirty (30) shares of the Deep Well’s restricted common stock for each one (1) share of Northern’s preferred stock held by such shareholders.

Holders of Record

As of January 5, 2007 we had approximately 187 holders of record of our shares of common stock. The Company estimates that investment dealers and other nominees hold common shares for approximately 2,821 beneficial holders.

Dividends

The Company has not paid cash dividends since inception. The Company intends to retain all of its earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future. The payment of any future dividends will be at the discretion of the Board of Director’s and will depend upon a number of factors, including future earnings, the success of the company’s business activities, capital requirements, the general financial condition and future prospects of the company, general business conditions and such other factors as the Board of Directors may deem relevant.

Equity Compensation Plan Information

The following table provides information as of September 30, 2004 with respect to shares of Deep Well common stock that may be issued under our existing equity compensation plans.

Equity Compensation Plan Category	(a) Number of Securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	None	None	None

Equity compensation plans not approved by security holders	None	None	None

Total	None	None	None

Stock Option Plan

On November 28, 2005 the Board of Directors of Deep Well adopted the Deep Well Oil & Gas, Inc. Stock Option Plan. The Stock Option Plan, which will be administered by the Board, permits options to acquire shares of the Deep Well’s common stock to be granted to directors, senior officers and employees of the Company, as well as certain consultants and other persons providing services to the Company. This Stock Option Plan was adopted to provide an incentive to the retention of directors, officers and employees as well as consultants the Company may wish to retain in the future. The maximum number of common shares that may be reserved for issuance under the Stock Option Plan may not exceed 10% of the Company’s issued and outstanding common shares, subject to adjustment as contemplated by the Stock Option Plan. The aggregate number of common shares with respect to which options may be granted to any one person (together with their associates) in any one year, together with all other incentive plans of the Company, may not exceed 500,000 common shares, and in total may not exceed 2% of the total number of common shares outstanding. On November 28, 2005, the Board granted 375,000 options to acquire common shares to each director of Deep Well and granted 187,500 options to acquire common shares to a director of a subsidiary of Deep Well. The exercise price of such options is $0.71 per share. In each case, the vesting of such director options will occur only if the holder of the options continues to provide services to the Company during the immediate annual period preceding the relevant vesting date. The options will terminate at the close of business five years from the date of grant. In addition, on November 28, 2005, the Board granted 390,000 options to acquire common shares to certain corporations providing consulting services to the Company. Each of such consultants are wholly owned by directors of the Company. The exercise price of such options is $0.71 per share. In each case, the vesting of such consultant options will occur only if the holder of the options continues to provide services to the Company on the relevant vesting date. The options will terminate at the close of business five years from the date of grant.

Sales of Unregistered Securities

On September 10, 2003 in accordance with the terms of the bankruptcy order, Deep Well was, without solicitation of or notice to shareholders, authorized to issue (i) 2,000,000 post-reverse split shares of its restricted common stock, and (ii) 4,000,000 post-reverse split common shares, legend free, at the sole discretion of Deep Well. On September 10, 2003, Deep Well issued 2,000,000 post-reverse split shares of its restricted common stock to members of its new management. The shares were issued pursuant to Section 3 (a)7 of the Securities Act of 1933.

From February 4, 2004 to February 6, 2004 in accordance with the terms of the bankruptcy order, Deep Well issued 4,000,000 post-reverse split, legend free, to 22 purchasers for gross consideration of $50,000, or $0.0125 per share, which was paid into the bankruptcy court by the recipients of the shares. The shares were issued pursuant to Section 3 (a)7 of the Securities Act of 1933.

On March 10, 2005 Deep Well closed on a transaction pursuant to a certain Securities Purchase Agreement (herein after referred to as “SPA”), with two accredited investors pursuant to which we sold an aggregate of (i) 1,875,000 shares of Deep Well’s common stock, par value $.001 per share, at a purchase price of $.40 per share, and (ii) 750,000 warrants to purchase shares of Deep Well common stock, for an aggregate purchase price of $750,000. Deep Well issued the aforementioned securities to the investors pursuant to Rule 506 of Regulation D as promulgated under the Securities Act of 1933, as amended, and/or Section 4(2) of the Act. Each of the warrants is exercisable from March 10, 2005 until March 9, 2010, at an exercise price equal to $0.50 per share. The exercise price of the warrants will be adjusted from time to time upon the occurrence of certain events, as provided in the warrants. In addition, Deep Well entered into a Registration Rights Agreement (herein after referred to as “RRA”) with the investors, dated as of March 10, 2005, pursuant to which Deep Well is obligated to prepare and file a registration statement no later than 45 days after the closing date registering the number of shares of our common stock which is at least equal to (i) the aggregate number of shares of common stock issued under the SPA plus (ii) 125% of the aggregate number of shares of common stock issuable upon exercise of the warrants. Deep Well must use its reasonable best efforts to cause the registration statement to become effective as soon as practicable following the filing, but in no event later than 120 days after the closing date. If the registration statement is not filed within 45 days after the closing date or declared effective within the time specified in the preceding paragraph, Deep Well is required to make payments to the investors equal to 2% of the purchase price and an additional 2% of the purchase price for each subsequent 30-day period as to which the registration statement has not be filed or declared effective. Effective on January 22, 2007, and filed on form 8-K on January 31, 2007, the Company entered into a Settlement Agreement and Release of All Claims (the “Settlement Agreement”) with the investors who were in receipt of the above issued shares with respect to allegations made by the investors that the Company had breached the SPA and the RRA.

The Settlement Agreement provides, without any party acknowledging any liability, for:

•	the amendment of the SPA to delete certain restrictions on the Company’s ability to enter into any future financings;

•	the termination of the RRA;

•
the issuance to the Investors of an aggregate of 1,600,000 (one million six hundred thousand) shares of common stock of the Company (the “Shares”), including the granting of certain piggyback registration rights related thereto; and

•	the full and final settlement of all existing or potential claims between the Company and the Investors arising under the SPA and the RRA.

The foregoing summary is qualified in its entirety by the terms of the complete Settlement Agreement, which is incorporated herein by reference.

On August 12, 2005 pursuant to subscription agreements, we the Company closed a private placement to three investors of an aggregate of 500,000 units at a price of $0.40 per unit, for total proceeds of $200,000. Each unit consists of one common share and one common share purchase warrant, with each warrant entitling its holder to acquire one share of our common stock at an exercise price of $0.60. The exercise price of the warrants will be adjusted from time to time upon the occurrence of certain events, as provided in the warrants. The warrants expire on August 12, 2008. The units were issued pursuant to Regulation S. In addition, on August 12, 2005, pursuant to a Debt Settlement Agreement, one holder of $84,378.40 of our indebtedness exchanged its indebtedness for 210,946 units at a deemed exchange price of $0.40 per unit. Each unit consists of one common share and one common share purchase warrant, with each warrant entitling its holder to acquire one common share of Deep Well, at an exercise price of $0.60. The exercise price of the warrants will be adjusted from time to time upon the occurrence of certain events, as provided in the warrants. The warrants expire on August 12, 2008. The units were issued pursuant to Section 3(a)(9) of the Securities Act of 1933 Act and Regulation S.

On October 11, 2005 pursuant to subscription agreements, the Company closed a private placement to three investors of an aggregate of 3,150,000 units at a price of $0.40 per unit, for total gross proceeds of $1,260,000. Each unit consists of one common share and one common share purchase warrant, with each warrant entitling its holder to acquire one share of our common stock at an exercise price of $0.60 per common share. The exercise price of the warrants will be adjusted from time to time upon the occurrence of certain events, as provided in the warrants. The warrants expire on October 11, 2008. The units were issued pursuant to Regulation S. In connection with the private placement, a finder’s fee of $36,000 was paid to Nika Management S.A., resulting in total net proceeds to our company from the private placement of $1,224,000.

On January 13, 2006 pursuant to subscription agreements, we closed a private placement to three investors of an aggregate of 51,200 units at a price of $1.50 per unit, for total gross proceeds of $76,800. Each unit consists of one common share and one common share purchase warrant, with each warrant entitling its holder to acquire one share of our common stock at an exercise price of $2.25 per common share. The exercise price of the warrants will be adjusted from time to time upon the occurrence of certain events, as provided in the warrants. The warrants expire on January 13, 2009. The units were issued pursuant to Regulation S. In addition, on January 13, 2006, pursuant to a Debt Settlement Agreement, one holder of $38,293 of our indebtedness exchanged its indebtedness for 21,800 units at a deemed exchange price of $1.50 per unit. Each unit consists of one common share and one common share purchase warrant, with each warrant entitling its holder to acquire one common share of Deep Well, at an exercise price of $2.25. The exercise price of the warrants will be adjusted from time to time upon the occurrence of certain events, as provided in the warrants. The warrants expire on January 13, 2009. The units were issued pursuant to Section 3(a)(9) of the 1933 Act and Regulation S. In connection with the private placement, a finder’s fee of $7,680 was paid to Solomon Group Inc., resulting in total net proceeds to our company from the private placement of $69,120.

On February 23, 2006 pursuant to an exercised option agreement the Company entered into on June 7, 2005, the Company issued 4,707,750 Deep Well common shares in exchange for 156,925 of the outstanding preferred shares of Northern. The common shares were issued pursuant to Section 3(a)(9) of the 1993 Act.

On June 13, 2006 further pursuant to an exercised option agreement the Company entered into on June 7, 2005, the Company issued 2,867,250 Deep Well common shares in exchange for 95,575 of the outstanding preferred shares of Northern. The common shares were issued pursuant to Section 3(a)(9) of the 1993 Act.

On July 28, 2006 a warrantholder of the Company acquired 100,000 common shares upon exercising warrants at an exercise price of $0.60 per common share for total gross proceeds to the Company of $60,000. The common shares were issued pursuant to Section 4(2) under the 1933 Act.

On September 11, 2006 a warrantholder of the Company acquired 50,000 common shares upon exercising warrants at an exercise price of $0.60 per common share for total gross proceeds to the Company of $30,000. The common shares were issued pursuant to Section 4(2) under the 1933 Act.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

You should read the following discussion and analysis in conjunction with our 2004 audited consolidated financial statements. All statements contained herein that are not historical facts, including, but not limited to, statements regarding the Company’s current business strategy, the Company’s projected sources and uses of cash, and the Company’s plans for future development and operations, are based upon current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital to finance the Company’s business plans on terms satisfactory to the Company; competitive factors; changes in labor, equipment and capital costs; changes in regulations affecting the Company’s business; future acquisitions or strategic partnerships; general business and economic conditions; and factors described from time to time in the reports filed by the Company with the Securities and Exchange Commission. The Company cautions readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Litigation Reform Act of 1995 and, as a result, are pertinent only as of the date made.

Our financial statements and information are reported in U.S. dollars and are prepared based upon American generally accepted accounting principals.

Executive Overview

We are an emerging independent junior oil and gas exploration and development company headquartered in Edmonton, Alberta, Canada. The Company’s immediate corporate focus is to develop the existing land base that it presently controls in the Peace River Oil Sands area in North Central Alberta. The Company beneficially owns an 80% working interest (subject to a Farmout Agreement with Signet) in 69.5 contiguous sections (43,964 gross acres or 17,792 gross hectares) in the Sawn Lake block of the Peace River Oil Sands area located in Alberta, Canada. On February 25, 2005, we entered into a Farmout Agreement. This agreement allows Signet to earn up to a 40% working interest in the farmout lands (50% of the Company’s share). Among other things the agreement called for Signet to drill 10 wells, pay the Company a $2,000,000 US prospect fee and give us 33.33% of the outstanding shares of Surge on the day the agreement was signed. On November 15, 2005, the Company and its farmout partner Signet amended the Farmout Agreement and further agreed to acknowledge the original Farmout Agreement. Signet will own a 40% working interest once the obligations under the Farmout Agreement have been satisfied. In accordance with the Farmout Agreement, Signet, must drill 10 wells prior to February 25, 2008, at no cost to the Company, to fully earn their 40% working interest in the project. In addition, the Company owns approximately 14%, fully diluted, of the common shares of its farmout partner and operator Signet.

Upon emergence from Chapter 11 proceedings on September 11, 2003, Deep Well adopted fresh-start reporting in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting By Entities in Reorganization Under the Bankruptcy Code. In connection with the adoption of fresh-start reporting, a new entity was created for financial reporting purposes. For financial reporting purposes, Deep Well adopted the provisions of fresh-start reporting effective September 10, 2003. All periods presented prior to September 10, 2003, have been designated Predecessor Company. Since our inception date we have not earned any revenues from our operations. As of September 30, 2004 we had $499,765 cash on hand and liabilities in the amount of $304,331. Since our inception we have incurred a net loss of $575,754. The net loss is attributable to us having no revenues to offset our expenses from fees related to the creation and operation of our business.

During the fiscal year 2005 we entered into an agreement with Signet Energy Inc., whereby Signet, as operator, is to drill and complete 10 wells prior to February 25, 2008. Under this agreement Signet is obligating to pay our share of the costs associated with the first ten wells drilled on our leases. Currently our working capital is not sufficient to enable us to perform the recommended further exploration and development phases after the initial ten well program, and accordingly further finances will be required by us to continue work on our property.

Under the agreement with Signet, notice to the Company of Signet’s intent to drill the next option well was due on December 16, 2006. At this time, Signet has chosen not to elect to drill additional option wells to earn additional sections pursuant to the amended Farmout Agreement with the Company. Negotiations to amend the current Farmout Agreement are being considered.

Plan of Operations to Date

•	In August 2004 Deep Well acquired 3 Peace River Oil Sands Development leases for a total of 31 sections covering 19,609 gross acres (7,936 gross hectares) with a net working interest of 80%.

•	In September 2004 a $1,000,000 unsecured convertible debenture was issued for net cash of $879,000, after commissions of $121,000.

•	In December 2004 Deep Well signed a Joint Operating Agreement with 1132559 Alberta Ltd.

•
In February 2005 the Company signed a Farmout Agreement with Signet, whereby Signet must drill 10 wells, at no cost to the Company, to earn up to a 40% interest in the joint lands and pay a prospect fee of $2,000,000 ($1,000,000 being deferred).

•	In March 2005 Deep Well raised $750,000 through a security purchase and registration rights agreement.

•
In June 2005 through an acquisition of Northern, Deep Well more than doubled its oil sands lease holdings, in which Deep Well acquired a net 80% working interest in an additional 3 Peace River Oil Sands Development leases, 1 Oil Sands permit and 1 Petroleum and Natural Gas License for a total of 38.5 sections covering 24,354 gross acres (9,856 gross hectares).

•	In June 2005 a new Board of Directors was elected by written resolution of a majority of shareholders.

•	In July 2005 the directors re-appointed Mr. Curtis Sparrow to the Board.

•	In July 2005 the company moved its corporate head office to Edmonton, Alberta. The Company retained an office in Calgary, Alberta for Operations.

•	In August 2005 the Company raised $200,000 through a private placement and issued shares pursuant to a debt settlement arrangement of $84,378 of our indebtedness.

•	In September 2005 the Company began drilling their first well at Sawn Lake, Alberta Canada.

•	In October 2005 the Company raised $1,260,000 through a private placement.

•
In November 2005 the Company amended the Farmout Agreement with Signet, in which the $1,000,000 deferred portion of the $2,000,000 prospect fee must be paid immediately, along with 7.55 million common shares of Signet. At September 30, 2006, the Company owned 17.84% of the common shares of Signet.

•	In January 2006 the Company raised $76,800 through a private placement and issued shares pursuant to a debt settlement arrangement of $38,293 of our indebtedness.

•	In April 2006 the directors re-appointed Mr. David Roff to the Board.

•	In August and September of 2005 the Company drilled 2 more wells at Sawn lake, Alberta.

•	In October 2006 the first 3 wells drilled by the Company were suspended for further evaluation.

•	In January 2007 the Company entered into a settlement agreement and release of all claims with certain investors.

Plan of Operations over the next 12 months

The Company’s current and near term development plan is to drill in accordance with the current Farmout Agreement, in which our farmout partner and operator, Signet, must drill 7 more horizontal wells by February 25, 2008 at no cost to us in order to fully earn their 40% working interest in the entire Sawn Lake project. Negotiations to amend the current Farmout Agreement are being considered. The early focus of the Company’s drilling program is to define the heavy oil reservoir one section at a time and attempt to initiate production in order to generate an early positive cash flow. Of the ten well program under our Farmout Agreement the initial test well and two additional option wells have been drilled and 7 wells are waiting on drilling. We are further evaluating these wells to determine and consider the best technology under which oil can be produced from the Sawn Lake project.

Reorganization and Raising Capital

On February 19, 2003 the Company filed a Petition for Relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court in and for the Eastern District of New York titled In re: Allied Devices Corporation, et al., Chapter 11, Case No. 03-80962-511 “the Bankruptcy Action”. On September 10, 2003, after notice to all creditors and a formal hearing, U.S. Bankruptcy Judge Melanie L. Cyganowski issued an “Order Confirming Liquidating Plan of Reorganization” in the Bankruptcy Action. In conjunction with that Bankruptcy Order, the Company’s liabilities, among other things, were paid off and extinguished.

During fiscal years 2005 and 2006 we financed our business operations through private offerings of our common stock and realized gross proceeds of $2,286,800 from these offerings. In these offerings we sold units comprised of common stock and warrants to purchase additional common stock. At September 30, 2006 we had an aggregate of 4,533,946 outstanding warrants from these offerings with exercise prices ranging from $0.50 to $2.25. If all of the warrants sold in the offerings are exercised per their terms, we may realize aggregate proceeds of approximately $2,765,818. However, the warrant holders have complete discretion as to when, or if, the warrants are exercised and we cannot guarantee that the warrant holders will exercise any of the warrants.

The Company currently lacks the capital resources to carry out its business plan. We anticipate that we will raise funds during the next twelve months through private placements of our common stock under exemptions from the registration requirements provided by Canadian, United States and state and provincial securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. We also note that if we issue more shares of our common stock, then our stockholders may experience dilution in the value per share of their common stock. We may not be able to raise sufficient funding from stock sales for long term operations and, if so, we may be forced to delay our business plans until adequate funding is obtained. We believe debt financing will not be an alternative for funding in the exploration stage of our Company due to the risky nature of business. The lack of tangible assets until such time as an economically viable well can be demonstrated, places debt financing beyond the credit-worthiness required by most banks.

Significant Changes in Number of Employees

The Company currently has one full time employee, one part time employee and four prime subcontractors. For further information on subcontractors see “Compensation Arrangements for Executive Officers” under item 10 “Executive Compensation” herein described in this report. We expect to hire from time to time, independent consultants and contractors during the stages of implementing our plans.

Industry Outlook

Alberta oil sands property has become an increasingly sought after and valuable asset. According to the Alberta Energy Utilities Board, the average price per hectare paid for oil sands leases was about 5.5 times higher in 2005-06 than in 2004-05. In 2004-05, the average price per hectare was $314.04 Cdn; and in 2005-06, it was up to $1,725.22 Cdn per hectare. Oil sands mineral rights for 291,518 hectares were sold in 2004-05, and for a record 741,809 hectares in 2005-06. With very high prices per hectare and the large number of hectares sold, revenues from oil sands lease sales in 2005-06 were at a record high, at almost $1.3 billion Cdn. This was about 14 times higher than in 2004-05, when revenues from oil sands lease sales were about $92 million Cdn. In February 2006 Royal Dutch Shell paid $496 million Cdn for 10 oil sands leases covering 88,576 hectares, this property is located approximately 140 kilometers east of our acreage where we hold an 80% (subject to a Farmout Agreement) working interest in 17,792 gross hectares. In May of 2006 Shell Canada acquired BlackRock Ventures Inc. for approximately $2.4 billion Cdn. In September 2006 Royal Dutch Shell once again purchased an additional 5 oil sands leases for $101 million Cdn.

As the world’s oil supplies become depleted, we believe that there will be more reliance on heavy oil. No assurance can be made or given that we will successfully engage in the oil and gas business or the heavy oil business, nor can any assurance be given that even if we are remotely or relatively successful, that we will have a profit or that our stock will appreciate in value.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

MADSEN & ASSOCIATES, CPA’S INC.	684 East Vine St. #3
Certified Public Accountants and Business Consultants	Murray, Utah 84107
Telephone 801-268-2632
Fax 801-262-3978

Board of Directors
Deep Well Oil & Gas, Inc.
Edmonton, Alberta, Canada

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of Deep Well Oil & Gas, Inc. (exploration stage company) at September 30, 2004 and the statements of operations, stockholders’ equity, and cash flows for the year ended September 30, 2004 and the period September 10, 2003 to September 30, 2003 and the period September 10, 2003 (inception of exploration stage) to September 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Deep Well Oil & Gas, Inc. at September 30, 2004 and the statements of operations, and cash flows for the year ended September 30, 2004 and the period September 10, 2003 to September 30, 2003 and the period September 10, 2003 (inception of exploration stage) to September 30, 2004 in conformity with accounting principles generally accepted in the United States of America

Salt Lake City, Utah
November 29, 2006	/s/ Madsen & Associates, CPA’s Inc.

DEEP WELL OIL & GAS, INC.
(Exploration Stage Company)
BALANCE SHEET
September 30, 2004

ASSETS
CURRENT ASSETS

Cash	$499,765
Accounts receivable	17,879
Prepaid expenses	34,641
Total Current Assets	552,285

LOANS RECEIVABLE - related parties	119,790
OIL AND GAS PROPERTIES	111,392

$783,467

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable - related parties	$128,525
Account payable	64,500
Notes and accrued interest payable	111,306
Total Current Liabilities	304,331

CONVERTIBLE DEBENTURES AND ACCRUED INTEREST	1,004,890

STOCKHOLDERS’ DEFICIENCY
Common stock
300,000,000 shares authorized at $0.001 par value;
31,236,468 shares issued and outstanding	31,236
Capital in excess of par value	18,764
Deficit accumulated during exploration stage - dated
September 10, 2003 - note 1	(575,754)
Total Stockholders’ Deficiency	(525,754)

$783,467
The accompanying notes are an integral part of these financial statements.

DEEP WELL OIL & GAS, INC.
(Exploration Stage Company)
STATEMENT OF OPERATIONS
For the Year Ended September 30, 2004 and the Period
September 10, 2003 to September 30, 2003 and the Period
September 10, 2003 (inception of exploration stage) to September 30, 2004

	Sept. 30, 2004	Sept. 30, 2003	Sept. 10, 2003 to Sept. 30, 2004
REVENUES	$-	$-	$-
EXPENSES
Administrative	544,199	50,000	594,199
NET LOSS FROM OPERATIONS	(544,199)	(50,000)	(594,199)
OTHER INCOME AND EXPENSE
Interest	(6,421)	-	(6,421)
Settlement of debt	24,866	-	24,866
NET LOSS	$(525,754)	$(50,000)	$(575,754)
NET LOSS PER COMMON SHARE
Basic and diluted	$(0.02)	$-
WEIGHTED AVERAGE
OUTSTANDING SHARES - stated in 1,000’s
Basic	31,236	36,020

The accompanying notes are an integral part of these financial statements

DEEP WELL OIL & GAS, INC.
(Exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Period September 10, 2003 (inception of exploration stage) to September 30, 2004

	Common Stock		Capital Excess of	Accumulated
	Shares	Amount	Par Value	Deficit
Balance September 10, 2003 - note 1	991,912	$992	$(992)	$-

Issuance of common stock pursuant
to bankruptcy agreement
September 10, 2003	36,019,556	36,019	13,981	-

Net operating loss for the period
September 10 to September 30, 2003	-	-	-	(50,000)

Return and cancellation of common shares	(5,775,000)	(5,775)	5,775	-

Net operating loss for the year ended
September 30, 2004	-	-	-	(525,754)

Balance September 30, 2004	31,236,468	$31,236	$18,764	$(575,754)

The accompanying notes are an integral part of these financial statements

DEEP WELL OIL & GAS, INC.
(Exploration Stage Company)
STATEMENT OF CASH FLOWS
For the Year Ended September 30, 2004 and the Period
September 10, 2003 to September 30, 2003 and the Period
September 10, 2003 (inception of exploration stage) to September 30, 2004

	Sept. 30, 2004	Sept. 30, 2003	Sept. 10, 2003 to Sept. 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(525,754)	$(50,000)	$(575,754)
Adjustments to reconcile net loss to net
cash provided by operating activities
Commissions withheld from loan proceeds	121,000	-	121,000
Changes in accounts receivable	(17,879)	-	(17,879)
Changes in prepaid expenses	(34,641)	-	(34,641)
Changes in accounts payable	204,336	-	204,336

Net Change in Cash From Operations	(252,938)	-	(302,938)

CASH FLOWS FROM INVESTING ACTIVITIES
Loans - related parties	(119,790)	-	(119,790)
Purchase of oil and gas properties	(111,392)	-	(111,392)
	(231,182)	-	(231,182)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans - related parties	104,885	-	104,885
Proceeds from issuance of common stock	-	50,000	50,000
Proceeds from debentures net of commissions	879,000	-	879,000
	983,885	50,000	1,033,885

Net change in Cash	499,765	-	499,765

Cash at Beginning of Period	-	-	-

Cash at End of Period	$499,765	$-	$499,765

SUPPLEMENTAL DISCLOSURES

Interest expense	$6,421

The accompanying notes are an integral part of these financial statements

DEEP WELL OIL & GAS, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2004

Note 1.  ORGANIZATION

The Company, and its former subsidiaries, were engaged in the manufacture and distribution of standard and custom precision mechanical assemblies and components throughout the United States.

On February 19, 2003 the Company file a petition for bankruptcy in the United States Bankruptcy Court under Chapter 11 in the Eastern District of New York titled “Allied Devices Corporation, Case No. 03-80962-511”. The Company emerged from bankruptcy pursuant to a Bankruptcy Court Order entered on September 10, 2003 with no remaining assets or liabilities.

The terms of the bankruptcy settlement included (1) a reverse common stock split of 30 shares of outstanding stock for one share (2) increasing the authorized common capital stock from 25,000,000 to 50,000,000 shares with a par value of $.001 (3) a change in the name of the Company from “Allied Devices Corporation” to “Deep Well Oil & Gas, Inc.” (4) and the authorization for the issuance of 2,000,000 pre-split restricted common shares and 4,000,000 pre-split common shares in exchange for $50,000, which was paid into the bankruptcy court by the recipients of the shares.

Restated and amended articles of incorporation completing the terms of the bankruptcy have been filed in the state of Nevada.

Upon emergence from bankruptcy proceedings, the Company adopted fresh-start reporting in accordance with the Statement of Position 90-7. In connection with the adoption of fresh-start reporting, a new entity was created, for financial reporting purposes, effective September 10, 2003. In adopting the requirements of fresh-start reporting the company was required to value its remaining assets and liabilities at fair value and eliminate any accumulated deficit with the statement of operations to begin on September 10, 2003. The Company’s current activity is the exploration of oil and gas properties which is not comparable to the Predecessor Company’s operations, therefore, there is no basis for comparisons between the Company’s current activities and the Predecessor Company’s operations.

Note 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risk except that cash in maintained in banks over the insured amounts of $100,000, however, the amounts are maintained in banks of high quality.

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

Note 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

On September 30, 2004, the Company had a net operating loss available for carry forward of $575,754. The income tax benefit of approximately $173,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The loss carryover will expire in 2024.

Revenue Recognition

The Company is in the business of exploring for, developing, producing and selling crude oil and natural gas. Crude oil revenue is recognized when the product is taken from the storage tanks on the lease and delivered to the purchaser. Natural gas revenues are recognized when the product is delivered into a third party pipeline downstream of the lease. Occasionally the Company may sell specific leases and the gain or loss associated with these transactions will be shown separately from the profit or loss from the operations or sales of oil and gas products.

Advertising and Market Development

The Company expenses advertising and market development costs as incurred.

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless, the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

Financial Instruments

The carrying amounts of financial instruments are considered by management to be their estimated fair values due to their short term maturities.

Foreign Currency Translation

Part of the transactions of the Company were completed in Canadian dollars and have been translated to US dollars as incurred, at the exchange rate in effect at the time, and therefore, no gains or losses are recognized from the translations. US dollars are considered to be the functional currency.

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

Environmental Requirements

At the report date environmental requirements related to the mineral claims acquired are unknown and therefore an estimate of any future cost cannot be made.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Note 3.  OIL AND GAS PROPERTIES

The Company has acquired a 40% interest in three oil and gas properties, after a farmout agreement on February 25, 2005, located in North Central Alberta, Canada with a life of 15 years for $111,392. The terms include certain commitments related to oil sand leases which require the payments of rents as long as the leases are non-producing. As of September 30, 2004, the payments due under this commitment are as follows:

2005	$8,469
2006	8,469
2007	8,469
2008	8,469
2009	8,469
Subsequent	84,690

The Company follows the successful efforts method of accounting for costs of oil and gas properties. Under this method, acquisition costs of oil and gas properties and costs of drilling and equipping wells are initially capitalized and if subsequently determined to be unsuccessful, are expensed. All other explorations costs, including geological and geophysical costs and carrying and maintenance costs, are charged to exploration expenses when incurred.

Producing, non-producing, and unproven properties, are assessed annually, or more frequently as economic events indicates, for potential impairment. This consists of comparing the carrying value of the asset with its fair market value, based on the expected future cash flows. Estimates of expected future cash flows represent management’s best estimated based on reasonable assumptions. Proven oil and gas properties are reviewed for impairment on a field-by field basis. Management evaluates the carrying value of non-producing properties and may consider them impaired for lack of drilling activities. No impairment losses were recognized in fiscal 2004.

Capitalized costs of proven oil and gas properties will be expensed using the unit-of-production method when the property is placed in production.

Substantially all of the Company’s oil and gas activities are conducted jointly with others. This report reflects only the Company’s proportionate interest in such activities.

Note 4.  NOTES AND ACCRUED INTEREST PAYABLE

The Company has demand, 12% interest bearing loans outstanding of $111,306, including accrued interest payable to September 30, 2004.

Note 5.  CONVERTIBLE DEBENTURES AND ACCRUED INTEREST PAYABLE

During September 2004 a $1,000,000 unsecured convertible debenture was issued for net cash of $879,000, after commissions of $121,000. The debenture bears interest at 8.5% per year and is due on September 6, 2007. The debenture is convertible into common shares at the rate of one common share and one common share warrant, at the option of the debenture holder, with the conversion terms for the stock and the warrant shown in the following:

- October 6, 2004 to September 6, 2005 at $1.00 per share
- September 7, 2005 to September 6, 2006 at $1.50 per share
- September 7, 2006 to September 6, 2007 at $2.00 per share

If at any time during the term of the debenture the average bid and ask price of the Company’s common shares is three dollars per share or more for thirty consecutive calendar days, the Company will have the option to convert the outstanding debentures into common stock a the prices above. The amount shown in the balance sheet includes accrued interest payable on September 30, 2004.

Note 5.  CONVERTIBLE DEBENTURES AND ACCRUED INTEREST PAYABLE (continued)

The debentures were paid in full during December 2005 with the proceeds from the issuance of common capital stock and the warrants were cancelled as part of the payoff, therefore, no value was recognized for the warrants.

Note 6.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers, directors, their families, or their controlled entities, have acquired 25% of the Company’s outstanding common capital stock. Included in the accounts payable and accrued liabilities are amounts payable to related parties of $128,525 resulting from directors fees and expenses paid for the Company. The amounts due are unsecured, non-interest bearing and have no fixed terms of repayment.

There are no interest, demand loans due from related parties $119,790.

Note 7.  COMMON CAPITAL STOCK

The outstanding common capital stock on February 19, 2003 (the date the Company filed for bankruptcy) was 5,048,742 pre-split shares. As part of the settlement from the bankruptcy the Company completed a reverse stock split, reducing the outstanding shares to 165,233, and the rights to issue 6,000,000 common shares, in exchange for $50,000. (note 1)

On February 27, 2004, (effective March 10, 2004) the Company completed a forward stock split of its common stock at the rate of two shares for each outstanding share and on May 7, 2004 (effective May 14, 2004) a forward stock split of three shares for each outstanding share.

In connection with the stock splits the authorized common shares was increased to 300,000,000 from 50,000,000 with a par value of $.001.

The equivalent post split shares outstanding are shown from inception with a par value of $.001.

Note 8.  SUBSEQUENT EVENT

On June 7, 2005, the Company acquired all of the outstanding common capital stock of Northern Alberta Oil Ltd. “Northern”, a privately held Alberta, Canada, Corporation, (formerly Mikwec Energy Canada Ltd.), and six options to acquire all of the outstanding preferred stock, in exchange for 18,208,875 newly issued restricted common shares of the Company, which represents 37% of the outstanding stock of the Company after the acquisition.

The acquisition was reported using the purchase method of accounting. The purchase price was considered to be $2,572,869, based on the estimated fair value of the shares given in exchange, and was allocated among the estimated fair values of the assets and liabilities of Northern on June 7, 2005 as follows:

	Book Value	Fair Value
Current assets	$42,565	$42,565
Oil and Gas properties	965,808	2,530,304
Less liabilities	-	-
Total	$1,008,373	$2,572,869

Note 8.  SUBSEQUENT EVENT (continued)

Included in the following are the unaudited combined pro-forma balance sheets of Deep Well Oil and Gas, Inc. and Northern Alberta Oil Ltd. and the combined statements of operations for the year ended September 30, 2005, as if the acquisition of Northern had taken place on October 1, 2004. The unaudited pro forma financial information is not necessarily indicative of any future results.

	Deep Well Oil & Gas, Inc.	Northern Alberta Oil Ltd.	Pro Forma Adjustments	Notes	Combined Totals
BALANCE SHEETS
ASSETS

Current assets	$552,285	$4,891	$-		$557,176
Oil and gas properties	119,790	965,808	1,564,496	a)	2,650,094
Loans receivable	111,392	135,043	(84,437)	b)	161,998

	$783,467	$1,105,742	$1,480,059		$3,369,268

LIABILITITES

Current and long term liabilities	$1,309,221	$1,124,856	$(84,437)	b)	$2,349,640

SHAREHOLDER’S EQUITY	(525,754)	(19,114)	1,564,496	a)	1,019,628

	$783,467	$1,105,742	$1,480,059		$3,369,268

Pro forma adjustments
a) Acquisition of Northern Alberta Oil Ltd.
b) Inter-company transfers

OPERATING STATEMENTS
Expenses
General and administrative	$681,399	$815,803			$1,497,202
Interest expense	91,677	3,914			95,591
Net loss	$(773,076)	$(819,717)			$(1,592,793)

Loss Per Share - Basic and diluted					$(0.05)

On June 7, 2005 Deep Well (parent), through its acquisition of Northern (subsidiary), acquired a net 80% working interest in 3 Peace River Oil Sands Development Leases, 1 Oil Sands Permit and 1 Petroleum and Natural Gas License for a total of 38.5 sections covering 24,354 gross acres (9,856 gross hectares). Through this acquisition the Company increased its position in the Peace River Oil Sands to 43,964 gross acres (17,792 gross hectares). Of the total acreage, 6.5 sections are classified as the Oil Sands Permit and Petroleum and Natural Gas License, and was held by an injunction related to a court proceeding involving Northern and Classic Energy Inc. The permit and license have now been released and as of November 21, 2005 were transferred to Northern.

On November 15, 2005, the Company and its subsidiary, entered into an agreement to amend the farmout agreement with Signet Energy Inc. (“Signet”), a private company, owned by Surge Global Energy, Inc. (“Surge US”) (collectively “Surge”). Under this new amended farmout agreement Signet Energy Inc., as operator, assumed the farmout obligations, including completing, at its expense, the drilling of 10 wells to earn up to a 40% working interest in the Sawn Lake Oil Sands Project.

Note 8.  SUBSEQUENT EVENT (continued)

On November 15, 2005, as part of the settlement of legal action the Company, and its subsidiary, and surge, agreed to amend the farmout agreement signed on February 25, 2005, between the Company, and Surge, that had previously been terminated by the Company (disclosed on Form 8-K on September 29, 2005). The amendments to the agreement provided that; (1) all conditions of the farmout agreement will be deemed to have been satisfied on September 25, 2005; (2) the earning period (i.e. the period during which Signet has to drill 10 wells) under the agreement will be extended until February 25, 2008; (3) Signet will have until September 25, 2006 to drill an option well; (4) an additional 6.5 sections of land will be added to the land subject to the agreement; (5) Signet will pay the Company $1,000,000 USD on November 15, 2005 in satisfaction of the prospect fee outstanding, instead of after drilling the second well as stated in the farmout agreement, and (6) no shares of Surge US will be issued to the Company. Instead, the Company or its subsidiaries will receive 7,550,000 common shares of Signet Energy Inc., bringing the Company’s ownership in its farmout partner to approximately 14% as of September 30, 2006.

Sales of Unregistered Securities

On March 10, 2005, the Company issued 1,875,000 private placement common shares as $0.40 per share and 750,000 warrants to purchase shares of our common stock, for an aggregate purchase price of $750,000. Each warrant is exercisable from March 10, 2005 until March 9, 2010, at an exercise price of $0.50 per share. The exercise price of the warrants will be adjusted from time to time upon the occurrence of certain events, as provided in the warrants. In addition, we entered into a Registration Rights Agreement with the investors, dated as of March 10, 2005, in which we are obligated to prepare and file a registration statement, no later than 45 days after the closing date, to register the number of shares of our common stock which is at least equal to (i) the aggregate number of shares of common stock issued under the Securities Purchase Agreement plus (ii) 125% of the aggregate number of shares of common stock issuable upon exercise of the warrants. We must use our reasonable best efforts to cause the registration statement to become effective as soon as practicable following the filing, but in no event later than 120 days after the closing date. If the registration statement is not filed within 45 days after the closing date, or declared effective within the time specified, we are required to make payments to the investors equal to 2% of the purchase price and an additional 2% of the purchase price for each subsequent 30-day period to which the registration statement has not be filed or declared effective.

On August 12, 2005, we completed a private placement of 500,000 units at a price of $0.40 per unit, for $200,000. Each unit consists of our common share and one common share purchase warrant, with each warrant entitling its holder to acquire one share of our common stock at an exercise price of $0.60. The exercise price of the warrants will be adjusted from time to time upon the occurrence of certain events, as provided in the warrants. The warrants expire on August 12, 2008. In addition, on August 12, 2005, pursuant to a Debt Settlement Agreement, one holder of $84,378.40 of our indebtedness exchanged its debt for 210,946 units at a price of $0.40 per unit. Each unit consists of one common share and one common share purchase warrant, with each warrant entitling the holder to acquire one common share of the Company at $0.60 per share. The exercise price of the warrants will be adjusted from time to time upon the occurrence of certain events, as provided in the warrants. The warrants expire on August 12, 2008.

On October 11, 2005, we completed a private placement of 3,150,000 units at a price of $0.40 per unit for $1,260,000. Each unit consists of one common share and one common share purchase warrant, with each warrant entitling its holder to acquire one share of our common stock at a price of $0.60 per share. The exercise price of the warrants will be adjusted from time to time upon the occurrence of certain events, as provided in the warrants. The warrants expire on October 11, 2008. In connection with the placement a finder’s fee of $36,000 was paid to Nika Management S.A.

On January 13, 2006, we completed a private placement of 51,200 units at a price of $1.50 per unit, for $76,800. Each unit consists of one common share and one common share purchase warrant, with each warrant entitling its holder to acquire one share of our common stock at an exercise price of $2.25 per common share. The exercise price of the warrants will be adjusted from time to time upon the occurrence of certain events, as provided in the warrants. The warrants expire on January 13, 2009. In addition, on January 13, 2006, pursuant to a Debt Settlement Agreement, one holder of $38,293 of our indebtedness exchanged its debt for 21,800 units at a price of $1.50 per unit. Each unit consists of one common share and one common share purchase warrant, with each warrant entitling its holder to acquire one common share of the Company at a price of $2.25. The exercise price of the warrants will be adjusted from time to time upon the occurrence of certain events, as provided in the warrants. The warrants expire on January 13, 2009. In connection with the private placement, a finder’s fee of $7,680 was paid to Solomon Group Inc.

Note 8.  SUBSEQUENT EVENT (continued)

On February 23, 2006, pursuant to an exercise option agreement the Company entered into on June 7, 2005, the Company issued 4,707,750 of its common shares in exchange for 156,925 of the outstanding preferred shares of Northern Alberta Oil Ltd (subsidiary).

On June 13, 2006 pursuant to an exercise option agreement the Company entered into on June 7, 2005, the Company issued 2,867,250 common shares in exchange for 95,575 of the outstanding preferred shares of Northern Alberta Oil Ltd. (subsidiary)

On July 28, 2006 a warrant holder of the Company acquired 100,000 common shares, upon exercising warrants, at an exercise price of $0.60 per share for $60,000.

On September 11, 2006 a warrant holder of the Company exercised 50,000 warrants for 50,000 common shares at an exercise price of $0.60 per common share $30,000.

Compensation to Directors

On November 28, 2005, the Company adopted a stock-based compensation plan, under which each director would receive 75,000 shares upon becoming a director and an additional 100,000 shares for each year or part of a year served as a director. Directors of subsidiaries, who are not already directors of the Company, would receive 37,500 shares upon becoming a director and an additional 50,000 shares for each year or part of a year served as a director.

Since the acquisition of Northern Alberta Oil Ltd. the Company and Northern have entered into the following contracts with the following companies for the services of their officers.

1)	Portwest Investments Ltd., a company owned 100% by Dr. Horst A. Schmid for providing services to the Company as Chief Executive Officer and President for $12,500 Cdn per month.

2)	Concorde Consulting, a company owned 100% by Mr. Curtis J. Sparrow for providing services as Chief Financial Officer to the Company for $15,000 Cdn per month.

3)	Trebax Projects Ltd., a company 100% owned by Mr. Cyrus Spaulding for providing services as Chief Operating Officer for the Company for $130 Cdn per hour.

4)	Brave Consulting, a company 50% owned by Mr. David Roff for providing consulting services to the Company for $8,000 Cdn per month.

On November 28, 2005, the Board granted 390,000 options to each of the first three companies, listed above, to be vested one third each year over three years, to acquire 1,170,000 common shares of the Company at an options price of $0.71 with an expiration date of five years from November 28, 2005.

Note 9.  LEGAL ACTIONS

Deep Well Oil & Gas, Inc. vs. Surge Global Energy, Inc.

On October 13, 2005 Surge Global Energy, Inc. and Surge Global Energy (Canada) Ltd. (now known as Signet Energy Inc. “Signet”) collectively, (“Surge”) filed against us with a Notice of Motion filed in Court of Alberta, District of Calgary. The motion among other things, requested a declaration from Deep Well that Signet has complied with their obligations under a particular Farmout agreement and a declaration that Signet has earned 50% of Deep Well’s interest in lands located at LSD 01-36-091-13-W5M.

On October 14, 2005, Deep Well Oil & Gas, Inc. and Northern Alberta Oil Ltd. (collectively “Deep Well”) filed against Surge a lawsuit issued in the Alberta Court District of Calgary. The lawsuit among other things, seeks a declaration that the Farmout Agreement has been terminated, an order requesting Signet to reconvey to Deep Well title documents as defined in the Farmout Agreement, a declaration that Signet has failed to spud a test well pursuant to the terms of the Farmout, an order preventing Signet from entering the Farmout lands pending resolution to the lawsuit as well as other various declaratory and injunctive relief, including damages of $1,000,000 Cdn for trespass and punitive damages of $250,000 Cdn.

Note 9.  LEGAL ACTIONS (continued)

On October 21, 2005, Deep Well and Surge agreed to a consent order in the Court of Alberta, district of Calgary whereby both parties agreed to consolidate their actions. The consolidated action would continue under the Deep Well action and would be tried at the same time.

On November 15, 2005, as part of a restructuring of Signet both parties mutually agreed to dismiss their lawsuits against each other. The dismissals were part of the Farmout Amending and Farmout Acknowledgement Agreement entered into by the Company, and its subsidiaries, and Surge. The Farmout Amendment and Acknowledgement Agreement agreed to, Signet receiving a private placement for $8,550,000 Cdn in a convertible debenture and modify the February 25, 2005 Farmout Agreement. The significant amendments were to; 1.) extend the earning period to February 25, 2008; 2.) extend the date for which Signet can spud an option well to September 25, 2006; 3.) recalculate the payment of the 2nd portion of the prospect fee, being $1,000,000 to be paid by Signet to Deep Well’s subsidiaries and omit the conditions under which the $1,000,000 was paid, 4.) Signet issued to Deep Well’s subsidiaries 7,550,000 of its common shares giving Deep Well’s subsidiaries a beneficial interest in Signet of 31.47% before Signet issued shares under the private placement financing and 22.7% if the convertible debenture is converted on a fully diluted basis, and 5.) Deep Well and its subsidiaries give up the right to acquire shares in Surge Global Energy, Inc.

I.G.M. Resources Corp. vs. Deep Well Oil & Gas, Inc. et al

On March 10, 2005, I.G.M. Resources Corp. (“IGM”) filed against Classic Energy Inc., 979708 Alberta Ltd., Deep Well, Nearshore Petroleum Corporation, Mr. Steven P. Gawne, Rebekah Gawne, Gawne Family Trust, 1089144 Alberta Ltd., John F. Brown, Diane Lynn McClaflin, Cassandra Doreen Brown, Elissa Alexandra Brown, Brown Family Trust, Priority Exploration Ltd., Northern Alberta Oil Ltd. and Gordon Skulmoski a Statement of Claim in the Court of Queen’s Bench of Alberta Judicial District of Calgary. This suit is part of a series of lawsuits or actions undertaken by IGM against some of the other above defendants.

IGM was and still is a minority shareholder of 979708 Alberta Ltd. (“979708”). 979708 was in the business of discovering, assembling and acquiring oil & gas prospects. In 2002 and 2003, 979708 acquired oil and gas prospects in the Sawn Lake area of Alberta. On or about the 14th of July, 2003 all or substantially all the assets of 979708 were sold to Classic Energy Inc. IGM claims the value of the assets sold was far in excess of the value paid for those assets. On April 23, 2004 Northern Alberta Oil Ltd. purchased some of Classic Energy Inc.’s assets that are under dispute by IGM. On June 7, 2005 Deep Well acquired all of the common shares of Northern Alberta Oil Ltd. thereby giving Deep Well an indirect beneficial interest in the assets IGM is claiming an interest in.

IGM seeks an order setting aside the transaction and returning the assets to 979708, compensation in the amount of $15,000,000 Cdn, a declaration of trust declaring that Classic Energy Inc., Northern Alberta Oil Ltd and Deep Well Oil & Gas, Inc., hold all of the assets acquired from 979708 and any property acquired by use of such assets or confidential information of 979708, in trust for the Plaintiff.

This lawsuit has been stayed pending the out come of the other litigation by IGM against the other defendants. The Company believes the claims are without merit and will vigorously defend them.

Hardie & Kelly vs. Brown et al

On June 2, 2006, Hardie and Kelly, Trustee of the Estate of John Forbes Brown filed against John Forbes Brown, a bankrupt, Diane Lynn McClaflin, 1089144 Alberta Ltd., and Deep Well an Amended Statement of Claim filed in the Court of Queen’s Bench of Alberta Judicial District of Calgary. John Forbes Brown was a former officer and then sub-contractor of Deep Well before and at the time he was assigned into bankruptcy on into July 12, 2004. The Plaintiff claims, in addition to other issues unrelated to Deep Well, that John Forbes Brown received 4,812,500 Deep Well shares as a result of his employment in Deep Well and that John Forbes Brown improperly assigned these shares to the numbered company as a ruse entered into on the eve of insolvency by John Forbes Brown in order to facilitate the hiding of assets from his creditors and the trustee of his bankruptcy. The Plaintiff further claims that on August 23, 2004 John Forbes Brown advised the Plaintiff that he in fact owned the above shares and did not disclose this ownership in his bankruptcy statement of affairs filed. The Plaintiff further claims that John Forbes Brown would lodge the said shares with his lawyer until such time as these shares could be transferred to the Plaintiff. The Plaintiff further claims that unbeknownst to them John Forbes Brown surreptitiously removed the shares form his lawyer’s office and delivered them to Deep Well so that Deep Well could cancel them. The Plaintiff claims that Deep Well conspired with John Forbes Brown to defraud the creditors of John Forbes Brown by taking receipt and canceling the said shares. The Plaintiff claims that consideration paid by Deep Well for the said shares was invested in the home owned by John Forbes Brown and his wife. The Plaintiff seeks; 1.) an accounting of the proceeds and benefits derived by the dealings of the shares, 2.) The home owned by John Forbes Brown and his wife, to be held in trust on behalf of the Plaintiff and an accounting of proceeds related to this trust, 3.) the Plaintiff seeks damages from the Defendants because of their actions, 4.) a judgment for $15,612,645.Cdn 5.) an order to sell John Forbes Brown’s home, and 6.) interest and costs.

Note 9.  LEGAL ACTIONS (continued)

The Company plans to vigorously defend itself against the Plaintiff’s claims.

Menno Wiebe and Jacobean Resource International vs. Deep Well Oil & Gas, Inc. et al

On October 23, 2006, Menno Wiebe and Jacobean Resources International served Deep Well, Doe individuals and Roe Corporations with a Complaint and Summons filed in the United States of America, District Court of Clark County, Nevada. The Complaint alleges a breach of contract in which the Plaintiffs are seeking monetary damages in excess of $10,000 plus an order directing Defendants to issue 56,500 shares of Deep Well Oil & Gas, Inc. stock to Plaintiffs. Mr. Menno Wiebe claims he was the Chief Operating Officer until October 2005. The Company believes that it has meritorious defenses to some of the plaintiff’s claims and intends to enter into mediation, as called for in the contract with Menno Wiebe.

Star Capital Inc. vs. Deep Well Oil & Gas, Inc. Et al

On December 21, 2006 an Originating Notice of motion, was filed in the Court of Queen’s Bench of Alberta Judicial District of Calgary, by Star Capital Inc. (the “Applicant”) against Deep Well, Deep Well Oil & Gas (Alberta) Ltd., and some of the directors of the Company and its subsidiaries in addition to other individuals (the “Respondents”). The Applicant claims that the Respondents; 1.) failed to provide shareholders with proper or any notice of Annual General Meetings, special meeting of shareholders, or both; 2.) failed to hold Annual General Meetings in accordance with the provisions of the Alberta Business Corporations Act, or in the alternative, with the Nevada Revised Statutes; 3.) failed to appoint qualified auditors in accordance with the provisions of the Alberta Business Corporations Act or, in the alternative, Nevada Revised Statutes; 4.) failed to prepare and file audited financial statements in accordance with the provisions of the Alberta Business Corporations Act and the Alberta Securities Act or, in the alternative, Nevada Revised Statutes; 5.) paid management fees in relation to either or both of Deep Well or Deep Well Alberta, to directors, officers and third parties, including the individual Respondents themselves, that are unreasonable, oppressive and have been granted without proper regard for the interests of shareholders; 6.) in the case of the individual Respondents, engaged in wrongful self-dealing that is oppressive, prejudicial to, and unfairly disregards the interests of, shareholders; 7.) issued capital stock of Deep Well, and instruments for the future purchase of such capital stock, in a manner that is oppressive, unfairly prejudicial to, and unfairly disregards the interests of shareholders; 8.) failed to disclose, or failing to disclose in a timely manner, material information to the shareholders and the public, including, but not limited to, the fact of the transfer of assets from Deep Well to Deep Well Alberta and the existence of encumbrances of the oil sands assets, such as gross overriding royalties held by the Respondents Gary Tighe and Steve Gawne, which distorts the public market in the securities of the corporate Respondents and is otherwise oppressive, unfairly prejudicial to, and unfairly disregards the interests of shareholders, including the Applicant; 9.) utilize majority shareholder approval for various transactions, including the appointment of directors, without calling annual or special meetings of shareholders, in a manner which is oppressive, unfairly prejudicial and unfairly disregards the minority shareholders and which is otherwise a breach of the fiduciary duties owed by the directors and officers to the corporations and to the minority shareholders.

The Company plans to vigorously defend itself against the claims.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 10, 2004 Deep Well (“the Registrant”) changed accountants from Madsen & Associates, CPA’s Inc. to Deloitte & Touche LLP. The Registrant decided to dismiss Madsen & Associates, CPA’s Inc. as its independent accountants. Madsen & Associates, CPA’s Inc. report on the financial statements for the period from September 10, 2003 to September 30, 2003 as contained in Form 10-K/A, Amendment Number 2, which was filed on May 13, 2004, was not subject to an adverse or qualified opinion or a disclaimer of opinion and were not modified as to uncertainty, audit scope or accounting principles for the period from September 10, 2003 to September 30, 2003 or for either of the past two years. Madsen & Associates, CPA’s Inc. report on the financial statements for the period from September 10, 2003 to September 30, 2003 raises substantial doubt about the Registrant’s ability to continue as a going concern and that continuation of the Registrant as a going concern is dependent upon obtaining additional working capital. The decision to change accountants was approved by the Registrant’s Board of Directors; and during the period from our engagement of Madsen & Associates, CPA’s Inc. on February 9, 2004 to the date we dismissed Madsen & Associates, CPA’s Inc. on August 10, 2004, there were no disagreements with Madsen & Associates, CPA’s Inc. related to accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Madsen & Associates, CPA’s Inc. would have caused Madsen & Associates, CPA’s Inc. to make reference to the subject matter of the disagreement in connection with its report. On August 10, 2004, the Registrant engaged Deloitte & Touche LLP as its independent accountants. The Registrant did not consult with Deloitte & Touche LLP., its new independent accountants, regarding any matter prior to its engagement; and the Registrant has provided to Madsen & Associates, CPA’s Inc., its former accountant, a copy of the disclosures and the Registrant has requested a letter from Madsen & Associates, CPA’s Inc. addressed to the Commission, confirming certain statements made by the Registrant. Changes in the Registrant’s certifying accountant, Letter of Madsen & Associates, CPA’s Inc. has been filed on Form 8-K on August 16, 2004, and incorporated herein by reference..

Effective April 22, 2005 Deloitte & Touche LLP (the “Predecessor Accountant”) resigned as the independent auditors for the Company. Madsen & Associates (the “Successor Accountant”) was appointed as the Company’s new independent accountants. The Company’s Board of Directors approved this action on April 22, 2005. During the last two fiscal years ended September 30, 2004 and 2003 and the subsequent periods to April 22, 2005 (i) there were no disagreements between the Company and Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Deloitte & Touche LLP would have caused Deloitte & Touche LLP to make reference to the matter in its reports on the Company’s financial statements, and (ii) Deloitte & Touche LLP’s reports did not contain an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles. During the last two most recent fiscal years ended September 30, 2004 and 2003 and the subsequent periods to April 22, 2005, there were no reportable events as the term described in Item 304(a)(1)(iv) of Regulation S-B. The Company has not previously consulted with the Successor Accountant regarding the application of accounting principles to a specific completed or contemplated transaction or the type of audit opinion that might be rendered on the Company’s financial statements. Changes in registrant’s certifying accountant, Letter of Deloitte & Touche LLP has been filed on Form 8-K on August 10, 2005, and incorporated herein by reference.

ITEM 8A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of our fiscal year ended September 30, 2004, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as amended was carried out by our management with the participation of our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that as of the end of that fiscal year, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the fiscal year ended September 30, 2004, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

During the fourth quarter of the fiscal year covered by this Form 10-KSB, Deep Well reported all information that was required to be disclosed in a report on Form 8-K, except for the following:

Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year

On February 6, 2004 the Board approved and accepted the amended Bylaws of Deep Well, of which a copy of the amended Bylaws are filed herewith.

On July 6, 2004 the Board added Mr. Menno Wiebe to the Board of Directors and was also appointed Chief Operating Officer. Mr. Wiebe served as Director and Chief Operating Officer for the Company until June 29, 2005.

Unregistered Sales of Equity Securities

On September 9, 2004 a $1,000,000 unsecured convertible debenture was issued for net cash of $879,000, after commissions of $121,000. The debenture bears interest at 8.5% per year and is due on September 6, 2007. The debenture is convertible into common shares at the rate of one common share and one common share warrant, at the option of the debenture holder, with the conversion terms for the stock and the warrant shown in the following:

•	October 6, 2004 to September 6, 2005 at $1.00 per share

•	September 7, 2005 to September 6, 2006 at $1.50 per share

•	September 7, 2006 to September 6, 2007 at $2.00 per share

If at any time during the term of the debenture the average bid and ask price of the Company’s common shares is three dollars per share or more for thirty consecutive calendar days, the Company will have the option to convert the outstanding debentures into common stock a the prices above. The debentures were paid in full during December 2005 with the proceeds from the issuance of common capital stock and the warrants were cancelled as part of the payoff.

Other Events

On February 23, 2006 pursuant to an exercised option agreement the Company entered into on June 7, 2005 and filed on form 8-K on June 10, 2005, the Company issued 4,707,750 Deep Well common shares in exchange for 156,925 of the outstanding preferred shares of Northern. The common shares were issued pursuant to Section 3(a)(9) of the 1993 Act.

On June 13, 2006 further pursuant to an exercised option agreement the Company entered into on June 7, 2005, and filed on form 8-K on June 10, 2005, the Company issued 2,867,250 Deep Well common shares in exchange for 95,575 of the outstanding preferred shares of Northern. The common shares were issued pursuant to Section 3(a)(9) of the 1993 Act.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The executive officers and directors of Deep Well are as follows:

As at September 30, 2004

Name	Age	Position/Office
Mr. Steven P. Gawne	55	Director President and Chief Executive Officer

Mr. Curtis Sparrow	47	Director Chief Financial Officer, Secretary and Treasurer

Dr. Horst A. Schmid	71	Director and Chairman of the Board

Mr. Leonard F. Bolger	73	Director

Mr. Menno Wiebe	56	Director Chief Operating Officer (July 6, 2004 until June 29, 2005

Mr. John F. Brown	50	Chief Operating Officer (February 9, 2004 until June 7, 2004

As at September 30, 2005

Name	Age	Position/Office
Dr. Horst A. Schmid	72	Director and Chairman of the Board President and Chief Executive Officer

Mr. Curtis Sparrow	48	Director Chief Financial Officer, Secretary and Treasurer

Mr. Cyrus Spaulding	49	Director Chief Operating Officer

Mr. Donald E.H. Jones	52	Director

As at September 30, 2006

Name	Age	Position/Office
Dr. Horst A. Schmid	73	Director and Chairman of the Board President and Chief Executive Officer

Mr. Curtis Sparrow	49	Director Chief Financial Officer, Secretary and Treasurer

Mr. Cyrus Spaulding	50	Director Chief Operating Officer

Mr. Donald E.H. Jones	53	Director

Mr. David Roff	35	Director

Biographies of Directors and Executive Officers

Brief biographies of the executive officers and directors of Deep Well are set forth below. All directors hold office until the next Annual Stockholders’ Meeting or until their death, resignation, retirement, removal, disqualification or until their successors have been elected and qualified. Vacancies in the existing Board may be filled by majority vote of the remaining directors. Officers of the Company serve at the will of the Board of Directors. As of September 30, 2004 there are no written employment contracts outstanding.

Dr. Horst A. Schmid has served as Director and Chairman of the Board since February 6, 2004 to present. Since June 29, 2005 to present he has been the Chief Executive Officer and President of Deep Well. From September 1996 to present, Dr. Schmid has been Director, President and Chief Executive Officer of Portwest Investment Ltd., a private firm, located in Edmonton, Alberta, Canada. Prior to that, Dr. Schmid spent 15 years as Cabinet Minister for the Government of Alberta and 10 years as Commissioner General for Trade and Tourism. During that time he was involved in numerous successful overseas negotiations for the Alberta Oil & Gas Industry, achieving major contracts for Alberta Equipment/Production/Service Companies. Dr. Schmid has also served as independent Director and Chairman of Aspire Capital Inc. since 1998. He is the recipient of many Canadian and International Awards for his accomplishments. Dr. Schmid received an Honorary Law Degree from the University of Alberta.

Mr. Steven P. Gawne served as Deep Well’s President and Chief Executive Officer and a Director from February 6, 2004 until June 29, 2005. Since March 1998, Mr. Gawne has been the President and Director of Nearshore Petroleum Corporation, a private corporation registered in Alberta, Canada that conducts business in oil and gas exploration. From March 2001 to present, Mr. Gawne has been the President of Priority Exploration Ltd., a private corporation registered in Alberta, Canada that also conducts business in oil and gas exploration. From September 1998 to January 2000, Mr. Gawne was a Director and Vice President of Exploration of ENN Hydrocarbons, Ltd., a private corporation registered in Alberta, Canada that conducts business in oil and gas exploration in Alberta, Canada. Mr. Gawne attended the University of Waterloo located in Waterloo, Ontario and majors in Geology.

Mr. Curtis Sparrow served as Director of Deep Well from February 6, 2004 until June 29, 2005. On July 1, 2005, Mr. Sparrow accepted a reappointment back to the Board of Directors. From February 9, 2004 to present Mr. Sparrow has been the Chief Financial Officer, Corporate Secretary and Treasurer of Deep Well. Since before May 1994, Mr. Sparrow has been a self-employed management consultant. Mr. Sparrow has been involved in the oil and gas industry in various capacities for over 25 years. He held directorships and senior officer positions with junior exploration and development companies before becoming a self-employed consultant. He has since participated in the marketing side of the oil and gas industry, and was part of an acquisition team formed to assess and develop a bid for a multi-billion dollar integrated oil company. His experience also includes corporate and project management, international businesses and mining. Mr. Sparrow received his Bachelor of Science Degree in Engineering and Masters Degree in Business Administration from the University of Alberta in May 1978 and May 1992, respectively. Mr. Sparrow is also a registered Professional Engineer.

Mr. Menno Wiebe served as Director and Chief Operating Officer of Deep Well from July 6, 2004 until June 29, 2005. Early in his career Mr. Wiebe participated in the evaluation of the heavy oil sands in the Fort McMurray, Alberta, area as a geologist with Hudson’s Bay Oil and Gas Company Limited. From 1975 to 1983, Mr. Wiebe served roles as a chief geologist and a senior staff geologist with Occidental Petroleum Corporation in postings in Libya, Scotland and the United States. In 1983 Mr. Wiebe joined Bow Valley Industries (SEA) Ltd. and served 4 years in the Jakarta, Indonesia, office as the Exploration Manager, directing extensive drilling programs in the Java Sea and North Sumatra, Indonesia. Mr. Wiebe then joined Husky Oil International Inc. as its regional representative for exploration operations in Indonesia. In 1991, Mr. Wiebe joined Hall-Houston Oil Company, a U.S. based private exploration company, as Vice-President and General Manager, representing the company, and establishing and staffing an office, in Kuala Lumpur, Malaysia for its exploration projects in that region. In 1991, Mr. Wiebe joined Pertacal Energy Inc., an oil & gas exploration company with projects in the UK, France and Yemen, serving in a variety of capacities, including as a consultant, Vice President, President, Chief Executive Officer and a director. Mr. Wiebe obtained his Bachelor of Science Degree in Geology from the University of Manitoba in 1970 and a Masters in Business Administration from the University of Warwick in 1993.

Mr. Leonard F. Bolger served as a Director of Deep Well from February 6, 2004 until June 29, 2005. From January 2000 to present, Mr. Bolger has been the Co-Chairman of Alberta Energy Research Institute. From March 1990 to present, Mr. Bolger has been the Chairman of the Board of Advatech Canada International, Inc., a private housing export and construction firm located in Calgary, Canada. Prior to 1990, Mr. Bolger had 31 years of oil and gas related experience. Mr. Bolger received a Bachelors Degree in Engineering from the University of Toronto in May 1954.

Mr. Cyrus Spaulding has been Deep Well’s Chief Operating Officer and Director from June 29, 2005 to present. Early in his career he joined Husky Oil Operations Ltd. as a reservoir engineering technologist where he provided data analysis on secondary recovery schemes for heavy oil projects. In the mid 1990’s he joined Colt Engineering Corporation as the lead engineer for the Amoco Primrose Commercial SAGD project. He is a registered Professional Engineer with over 17 years experience in the oil and gas industry. He has worked on projects in Canada as well as overseas. His experience includes gas plants, hydrocarbon liquids fractionation plants, heavy oil pilot plants and heavy oil commercial plants. He has also worked with a major oil and gas company in Alberta providing forecasting and analysis on heavy oil projects. Mr. Spaulding is a graduate of Lakehead University

Mr. Donald E. H. Jones has been a Director of Deep Well from June 29, 2005 to present. Mr. Jones brings over 30 years of broad oil, natural gas and petrochemical experience to the Company. His experience spans the manufacturing and service sectors, engineering and project management in the EPC environment. He has also worked at a senior management level for companies with both new and established oil and gas properties. In addition to the above mentioned work experience, Mr. Jones was Project Manager, including field construction, commissioning, and optimization on past SAGD Pilot Facilities which laid the ground work for commercial scale production and processing of heavy oil. A graduate of the University of Calgary, Mr. Jones is a registered Professional Engineer. He has significant domestic and international experience having worked in Canada, Africa, Russia, Kazakhstan and South East Asia.

Mr. David Roff is currently serving as a Director of Deep Well since his reappointed on April 3, 2006. He was the former President and Sole Director of Deep Well from September 10, 2003 until February 6, 2004. Mr. Roff is the co-president of, Brave Consulting, a private consulting and investment corporation and has held this position since 2001. Brave Consulting was engaged by Deep Well in July 2005 until the present to advise on investment strategies and governance. Mr. Roff has extensive experience working with small cap public companies for ten years. Prior to that, Mr. Roff was a management consultant for Coopers & Lybrand Consulting where he advised large financial institutions, investment fund complexes and other organizations on technology and internal control strategies. Mr. Roff is a Chartered Accountant with a B.A. degree from the University of Western Ontario.

Family Relationships

There are no family relationships among the executive officers and directors.

Significant Employees

Mr. John Brown received up to the year ended September 30, 2004 compensation from Deep Well in the amount of $15,379.82 US for his services to Deep Well. On November 15, 2004, the company entered into an employment agreement with Mr. John Brown paying him $10,000 Cdn per month for services to the Company. Mr. John Brown served as Deep Well’s Chief Operating Officer from February 9, 2004 to June 7, 2004.

Mr. Menno Wiebe replaced Mr. John Brown as Chief Operating Officer on July 6, 2004. Mr. Menno Wiebe served as Chief Operating Officer of the Company from July 6, 2004 until June 29, 2005. Mr. Wiebe is claiming $37,985.76 Cdn in his claim against the Company. None of this amount was paid as of the year end. Mr. Cyrus Spaulding replaced Mr. Menno Wiebe as Chief Operating Officer on June 29, 2005.

The Company currently has one full time employee, one part time employee and four prime subcontractors. For further information on subcontractors see “Compensation Arrangements for Executive Officers” under item 10 “Executive Compensation” herein described in this report. We expect to hire from time to time, independent consultants and contractors during the stages of implementing our plans.

Involvement in Certain Legal Proceedings

No bankruptcy petition has been filed by or against any business of which any director was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

No director has been convicted in a criminal proceeding and is not subject to a pending criminal proceeding (excluding traffic violations and other minor offences).

No director has been subject to any order, judgments, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

No director has been found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, that has not been reversed, suspended, or vacated.

Audit Committee Financial Expert

We do not have an audit committee financial expert, on our Board of Directors. We believe that the cost related to retaining an audit committee financial expert at this time is prohibitive and that, because, of our limited operations the services of an audit committee financial expert are not warranted at this time.

Identification of Audit Committee

On February 9, 2004 our Board of Directors, in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934 as amended, appointed an audit committee. The Board of Directors has designated an audit committee to oversee management’s conduct of our accounting and financial reporting processes. The audit committee reviews our financial reports and other financial information disclosed to the public, the government and various regulatory bodies, our system of internal accounting, our financial controls, and the annual independent audit of our financial statements. The audit committee also oversees compliance with legal and regulatory requirements. On February 9, 2004 to August 14, 2004, the audit committee members were Mr. Curtis Sparrow and Mr. Leonard F. Bolger. Mr. Leonard F. Bolger serves as Chair of the audit committee. On August 14, 2004 the Board of Directors determined that it was necessary to ratify the members of the Audit Committee and therefore the Board of Directors approved the appointment of Dr. Horst A. Schmid and Mr. Leonard F. Bolger as the only two independent members of the Audit Committee.

On February 9, 2004 the Board of Directors appointed a compensation committee, a corporate governance committee and a corporate environmental policy committee.

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers, directors and persons who beneficially own more than 10% of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission, and to furnish to the Company copies of such reports. Based solely on the review of copies of the forms received, by the Company, during the September 30, 2004  fiscal year, were late in filing of Form 3 for Mr. Steven P. Gawne, Mrs. Rebekah Gawne, Mr. Leonard F. Bolger, Mr. John Brown, Ms. Cassandra Brown, Ms. Elissa Brown, Mr. Curtis Sparrow, Nearshore Petroleum Corporation, 1089144 Alberta Ltd., Dr. Horst A. Schmid and Mr. Menno Wiebe. In addition, Nearshore Petroleum Corporation was late in filing a Form 4 as required under Section 16(a)(2) of the Securities Act.

Code of Ethics

As of September 30, 2004 the Company had not yet adopted a formal code of ethics governing its executive officers and directors. We have not adopted a code of ethics because we have minimal operations. Our Board of Directors will address this issue in the future to determine the adoption of a code of ethics. In the meantime, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides information about the compensation paid to, earned or received during the last three fiscal years ended September 30, 2004, 2003 and 2002 by the executive officers listed below (the “Named Executive Officers”). None of our executive officers received salary and bonus in excess of $100,000 during fiscal 2004.

						Long Term Compensation
		Annual Compensation				Awards		Payouts
Name and Principal Position	Year	Salary		Bonus	Other	Restricted Stock Award (s)	Securities Underlying Options/ SARs	LTIP Payouts	All Other Compensation
Mr. Steven P. Gawne (1)	2004		$99,704.96 US	$-	$-	$-	-	$-	$-
President and	2003		-	-	-	-	-	-	-
Chief Executive Officer	2002		-	-	-	-	-	-	-

Mr. Curtis Sparrow (2)	2004		$68,471.64 US	$-	$-	$-	-	$-	$-
Chief Financial Officer	2003		-	-	-	-	-	-	-
	2002		-	-	-	-	-	-	-

Mr. John F. Brown (3)	2004		$15,379.82 US	$-	$-	$-	-	$-	$-
Chief Operating Officer	2003		-	-	-	-	-	-	-
From February 9, 2004 to	2002		-	-	-	-	-	-	-
June 7, 2004

Mr. Menno Wiebe (4)	2004		$37,985.76 Cdn	$-	$-	$-	-	$-	$-
Chief Operating Officer	2003		-	-	-	-	-	-	-
From July 6, 2004 to	2002		-	-	-	-	-	-	-
June 29, 2005

Mr. David Roff	2004	$	Nil	$-	$-	$-	-	$-	$-
President and Chief	2003		Nil	-	-	-	-	-	-
Executive Officer From	2002		-	-	-	-	-	-	-
September 10, 2003 to February 6, 2004

(1) Nearshore Petroleum Corporation, a company owned 50% by Mr. Steven P. Gawne and 50% by his wife, Rebekah Gawne accrued the above fee for Mr. Gawne’s services. $22,053.15 of these fees remained unpaid as of the year end. Mr. Steven P. Gawne ceased to be an officer and director of the company on June 29, 2005. Mr. Steven P. Gawne and Nearshore Petroleum Corporation also received compensation from Northern Alberta Oil Ltd. during fiscal 2004 of $100,000 Cdn and $243,425 Cdn respectively, which is not included above. Nearshore also was granted a royalty by Northern of 6.5% on 4 townships of north central Alberta.

(2) Concorde Consulting, a company owned 100% by Mr. Curtis Sparrow has accrued a fee for consulting services, but none this fee was paid as of the year end. Mr. Curtis Sparrow also accrued a director’s fee for his services on the Board of Directors, but none these fees were paid as of the year end. Mr. Sparrow, nor Concorde received any compensation from Northern during this year end.

(3) Mr. John F. Brown served as Chief Operating Officer of the Company from February 9, 2004 until June 7, 2004. None of the above fees remained unpaid as of the year end. Mr. Brown also received compensation from Northern Alberta Oil Ltd. during fiscal 2004 of $43,261.85 Cdn. Mr. Brown’s daughter also received compensation from Deep Well of $5,816.12. Neither of these amounts are included above.

(4) Mr. Menno Wiebe served as Chief Operating Officer of the Company from July 6, 2004 until June 29, 2005. Mr. Wiebe is claiming the above amount in his claim against the Company. None of this amount was paid as of the year end.

The Board is currently reviewing all compensation paid to executives of the company.

Compensation of Directors

On November 28, 2005 the Company adopted a cash compensation plan where each director is paid the amount of $500 for each meeting of the Board of Directors that they attend, plus, we reimburse each director for actual expenses incurred in connection with Board meeting attendance. The Chairman of the Board is paid $1,000 for each Board meeting plus expenses incurred in connection with Board meeting attendance. None of these Director’s fees were paid in the September 30, 2004 year end.

During fiscal year 2004 there were no stock options granted to any of the named directors or executive officers.

On November 28, 2005 the Company adopted a stock-based compensation plan, under which each director of Deep Well was awarded options to acquire 75,000 shares upon becoming a director and an additional 100,000 shares for each year or part of a year served as a director. Directors of subsidiaries, who are not already directors of Deep Well, were awarded options to acquire 37,500 shares upon becoming a director and an additional 50,000 shares for each year or part of a year served as a director. The exercise price of such options is $0.71 per share. For further information see the Company’s Form 8-K filed with the SEC March 3, 2006.

No named directors or executive officers exercised any stock options during fiscal years 2004, 2005 or 2006.

Compensation Arrangements for Executive Officers

The Company has entered into the following contracts with the following companies for services of certain officers and/or directors of the Company:

1.	Portwest Investments Ltd., a company owned 100% by Dr. Horst A. Schmid for providing services as Chief Executive Officer and President for $12,500 Cdn per month.

2.	Concorde Consulting, a company owned 100% by Mr. Curtis Sparrow for providing services as Chief Financial Officer for $15,000 Cdn per month.

3.	Trebax Projects Ltd., a company 100% owned by Mr. Cyrus Spaulding for providing services as Chief Operating Officer for $130 Cdn per hour.

4.
Brave Consulting, a company 50% owned by Mr. David Roff, a former President of the Company, has been a consultant to Deep Well since July 15, 2005. Brave consulting, a private corporation 50% owned by Mr. Roff and the other 50% is owned by a non-related third party, was paid a fee of $4,000 Cdn per month from July 2005 until October 2005. From November 2005 until present, Brave consulting is being paid a consulting fee of $8,000 Cdn per month

On November 28, 2005 the Board granted 390,000 options to acquire common shares to the above corporations providing consulting services to the Company or its subsidiary. Each of such consulting contractors is a corporation wholly owned by directors or executive officers of the Company. For further information see the Company’s Form 8-K filed with the SEC March 3, 2006.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number and percentage of the shares of the Company’s Common Stock owned of record and beneficially by each person or entity owning more than 5% of such shares and by all executive officers, officers and directors, as a group at September 30, 2004:

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
As of September 30, 2004

Name and Address of Beneficial Owner	Title of Class	Number of Shares Beneficially Owned	Percentage of Class Beneficially Owned (1)	Nature of Ownership
Nearshore Petroleum Corporation (2) Suite 3175, 246 Stewart Green SW Calgary, Alberta T3H 3C8 Canada	Common	4,875,000	15.6%	Indirect

C. Ruiz Tighe (3) 89 Arbour Ridge Heights NW Calgary, Alberta T3G 3Z2 Canada	Common	1,947,000	6.2%	Direct/Indirect

Portwest Investment Ltd. (4) Suite 510, 10117 Jasper Avenue Edmonton, Alberta T5J 1W8 Canada	Common	1,950,000	6.2%	Direct

697580 Alberta Ltd. 1425 Ranchlands Road NW Calgary, Alberta T3G 1N2	Common	1,800,000	5.8%	Direct

Rainbow Enterprises Ltd. First Bourbon House/Bourbon St. P.O. Box 1695 Castries St. Lucia, British Virgin Islands	Common	1,800,000	5.8%	Direct

(1) Based on 31,236,468 common shares outstanding on September 30, 2004.

(2) The President as of September 30, 2004, Mr. Steven P. Gawne’s indirect beneficial ownership consists of Nearshore Petroleum Corporation owning 4,875,000 shares. Nearshore Petroleum Corporation is a private corporation registered in Alberta, Canada, which is 50% owned and controlled by Mr. Steven P. Gawne and 50% owned and controlled by his wife, Rebekah Gawne. As a result of Mr. Steven P. Gawne’s and Nearshore’s ownership of 100,000 each of preferred shares of Northern which as a result of the June 7, 2005 acquisition on Northern by the Company at Mr. Gawne’s or Nearshore’s option can convert to 3,000,000 shares of Deep Well common stock each. This means that Mr. Steven P. Gawne’s indirect beneficial ownership could consist of Nearshore Petroleum Corporation owning 7,875,000 shares and Mr. Gawne owning 3,000,000 shares directly.

(3) C. Ruiz Tighe beneficially and indirectly owns 147,000 shares of our common stock held by 1004731 Alberta Ltd., a corporation registered in Alberta, Canada, which is 100% owned by C. Ruiz Tighe. C. Ruiz Tighe directly holds 1,800,000 shares of our common stock.

(4) Portwest Investment Ltd. is a private corporation registered in Alberta, Canada, which is 100% owned by Dr. Horst A. Schmid.

SECURITY OWNERSHIP OF MANAGEMENT
As of September 30, 2004

Name and Address of Beneficial Owner	Title of Class	Number of Shares Beneficially Owned	Percentage of Class Beneficially Owned (1)	Nature of Ownership
Mr. Steven P. Gawne (2) Director, President and Chief Executive Officer Suite 3175, 246 Stewart Green SW Calgary, Alberta T3H 3C8 Canada	Common	4,875,000	15.6%	Indirect

Mr. Curtis Sparrow Director, Chief Financial Officer, Corporate Secretary and Treasurer Suite 510, 10117 Jasper Avenue Edmonton, Alberta T5J 1W8 Canada		None

Dr. Horst A. Schmid (3) Director and Chairman of the Board Suite 510, 10117 Jasper Avenue Edmonton, Alberta T5J 1W8 Canada	Common	1,950,000	6.2%	Indirect

Mr. Leonard F. Bolger Director Suite 3175, 246 Stewart Green SW Calgary, Alberta T3H 3C8 Canada		None

Mr. John F. Brown Chief Operating Officer Suite 3175, 246 Stewart Green SW Calgary, Alberta T3H 3C8 Canada	Common	(4)

Mr. Menno Wiebe (5) Director and Chief Operating Officer Bankers Hall W Tower 10th, 888 3rd St SW Calgary Alberta T2P5C5 Canada	Common	900,000	2.9%	Direct

All Officers and Directors as a Group		7,725,000	24.7%

(1) Based on 31,236,468 common shares outstanding on September 30, 2004.

(2) See footnote 2 in the table above.

(3) Our Chairman of the Board of Directors Dr. Horst A. Schmid’s indirect beneficial ownership consists of Portwest Investment Ltd. owning 1,950,000 shares. Portwest Investment Ltd. is a private corporation registered in Alberta, Canada, which is owned and controlled by Dr. Horst A. Schmid.

(4) In the litigation Hardie vs. Brown, Mr. Brown’s receiver claims that Mr. Brown was the beneficial owner of 5,775,000 common shares of the Company.

(5) In the litigation Wiebe vs Deep Well, Mr. Wiebe claims to have an option for an additional 900,000 vested over three years.

Changes in Control

Deep Well is not aware of any arrangement that may result in a change in control of Deep Well or its subsidiary companies.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For the year ending September 30, 2004 Nearshore Petroleum Corporation, which is 50% owned and controlled by Mr. Steven P. Gawne and 50% owned and controlled by his wife, Rebekah Gawne, invoiced the Company $99,704.96 US for the services of Mr. Steven Gawne. Mr. Steven Gawne and Nearshore Petroleum Corporation also received compensation from Northern during fiscal 2004 of $100,000 Cdn and $243,425 Cdn respectively. Nearshore Petroleum Corporation was also granted a royalty by Northern of 6.5% on 4 townships of north central Alberta within which Northern acquired leases, as filed herewith.

On June 7, 2005, in connection with the Company's acquisition of Northern, the Company entered into Put Call Option Agreements with each of Northern’s preferred shareholders. Pursuant to these agreements, the Company was given the right to acquire the preferred stock of Northern held by the preferred stockholders, and such stockholders were given the right to require the Company to purchase such shares. The option agreements provide that upon exchange, the preferred stockholders of Northern will receive thirty shares of the Company's common stock for each share of Northern’s preferred stock held by such stockholders. Three out of the six option agreements were entered into with affiliates of the Company: Mr. Steven Gawne, Nearshore Petroleum Corporation and Edmonton International Airport Hotel Ltd. (“Edmonton”) (a company wholly owned by Curtis Sparrow). On February 23, 2006, Mr. Steven Gawne and Nearshore partially exercised their rights under the option agreements, and the Company issued 300,000 Deep Well common shares to each of Mr. Gawne and Nearshore in exchange for 20,000 of the outstanding preferred shares of Northern. The common shares were issued pursuant to Section 4(2) of the 1933 Act.

On August 12, 2005 Barbara Spaulding, the wife of Mr. Cyrus Spaulding our current director and Chief Operating Officer, subscribed for 250,000 units of the Company, pursuant to a private placement transaction, for an aggregate price of $100,000. Each unit consists of one common share and one common share purchase warrant, with each warrant entitling its holder to acquire one share of our common stock at an exercise price of $0.60. The exercise price of the warrants will be adjusted from time to time upon the occurrence of certain events, as provided in the warrants. The warrants expire on August 12, 2008. The units were issued pursuant to Regulation S. During the years 2005 and 2006, Barbara Spaulding also subscribed personally for 579,700 common shares of the Company.

On October 11, 2005 Mr. Harvey Roff, the father of Mr. David Roff our current director, subscribed for 25,000 units of the Company, pursuant to a private placement transaction, for an aggregate price of $10,000. Each unit consists of one common share and one common share purchase warrant, with each warrant entitling its holder to acquire one share of our common stock at an exercise price of $0.60 per common share. The exercise price of the warrants will be adjusted from time to time upon the occurrence of certain events, as provided in the warrants. The warrants expire on October 11, 2008. The units were issued pursuant to Regulation S (“Regulation S”).

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.	Description
2.1	Liquidating Plan of Reorganization of Allied Devices Corporation, now known as Deep Well Oil & Gas, Inc. filed with Form 10-K/A on January 28, 2004, and incorporated herein by reference

2.2
Order and Plan of Reorganization of the U.S. Bankruptcy Court in and for the Eastern District of New York, In re: Allied Devices Corporation, Chapter 11, Case No. 03-80962-511, dated September 10, 2003 filed with Form 10K/A on January 28, 2004, and incorporated herein by reference

3.1
Restated and Amended Articles of Incorporation filed with and accepted by the Secretary of State of Nevada on October 22, 2003 filed with Form 10-K/A on January 28, 2004, and incorporated herein by reference

3.2	Amended Articles of Incorporation filed with the State of Nevada on February 27, 2004 filed with Form 8-K on March 5, 2004, and incorporated herein by reference

3.3	Amended Articles of Incorporation filed with the State of Nevada on May 5, 2004 filed with Form 8-K on March 7, 2004, and incorporated herein by reference

3.4	Registrant’s By-laws, filed herewith

4.1	Form of Warrant issued pursuant to the Securities Purchase Agreement and Registration Rights Agreement dated March 10, 2005, filed with Form 8-K on March 14, 2005, and incorporated herein by reference

4.2
Form of Warrant issued pursuant to the Subscription Agreement dated August 12, 2005 by and among the Company with three investors related to the Private Placement offering, and Debt Settlement Agreement, filed with Form 8-K on August 17, 2005, and incorporated herein by reference

4.3
Form of Warrant issued pursuant to the Subscription Agreement dated October 11, 2005 by and among the Company with three investors related to the Private Placement offering, filed with Form 8-K on October 19, 2005, and incorporated herein by reference

4.4
Form of Warrant issued pursuant to the Subscription Agreement dated January 13, 2006 by and among the Company with three investors related to the Private Placement offering, and Debt Settlement Agreement, filed with Form 8-K on March 6, 2006, and incorporated herein by reference

10.1	Gross Overriding Royalty Agreement dated December 19, 2002 between Baytex Energy Ltd. and 979708 Alberta Ltd., and filed herewith

10.2	Gross Overriding Royalty Agreement dated December 12, 2003 between Mikwec Energy Canada Limited (now known as Northern Alberta Oil Ltd.), and Nearshore Petroleum Corporation, and filed herewith

10.3
Joint Operating Agreement dated April 26, 2004 between Mikwec Energy Canada Limited (now known as Northern Alberta Oil Ltd.), and Maxen Petroleum Inc. (now known as Pan Orient Energy Corp.), and filed herewith

10.4	Consulting Agreement by and between Deep Well and Menno Wiebe dated June 8, 2004, and filed herewith

10.5	Exchange Agreement between Deep Well and Northern (formerly Mikwec) dated July 8, 2004, filed with Form 8-K on November 5, 2004, and incorporated herein by reference

10.6	Employment Letter Agreement by and between Deep Well and John Brown dated November 15, 2004, and filed herewith

10.7	Joint Operating Agreement dated December 9, 2004 between Deep Well and 1132559 Alberta Ltd., and filed herewith

10.8
Farmout Agreement dated February 25, 2005 by and between the Company, Deep Well Oil & Gas, Inc., Northern Alberta Oil Ltd., and Surge Global Energy, Inc., Signet Energy, Inc. (formerly known as Surge Global Energy (Canada) Ltd.), filed herewith

10.9
Assumption of Liabilities and Indemnity Agreement dated February 28, 2005 by and between Deep Well Oil & Gas, Inc. and Signet Energy, Inc. (formerly known as Surge Global Energy (Canada) Ltd.), filed herewith

10.10
Termination Agreement dated February 28, 2005 by and between Nearshore Petroleum Corporation, Northern Alberta Oil Ltd. and Signet Energy, Inc. (formerly known as Surge Global Energy (Canada) Ltd.), filed herewith

10.11
Farmout Amending Agreement dated March 3, 2005 by and between the Company, Deep Well Oil & Gas, Inc., Northern Alberta Oil Ltd., and Surge Global Energy, Inc., Signet Energy, Inc. (formerly known as Surge Global Energy (Canada) Ltd.), filed herewith

10.12
Two Farmout Amending Agreements dated March 10, 2005 by and between the Company, Deep Well Oil & Gas, Inc., Northern Alberta Oil Ltd., and Surge Global Energy, Inc., Signet Energy, Inc. (formerly known as Surge Global Energy (Canada) Ltd.), filed herewith

10.13
Form of Securities Purchase Agreement and Registration Rights Agreement dated March 10, 2005, by and among the Company and each of Provident Premier Master Fund, Ltd. and Grey K Fund LP, filed with Form 8-K on March 14, 2005, and incorporated herein by reference

10.14	Form of Amending Agreement dated as of April 25, 2005, filed with Form 8-K on June 10, 2005, and incorporated herein by reference

10.15	Form of Termination, Option and Put Agreement, filed with Form 8-K on June 10, 2005, and incorporated herein by reference

10.16	Consulting agreement by and between Northern and Portwest Investments Ltd., dated July 1, 2005, and filed herewith

10.17	Consulting agreement by and between Northern and Concorde Consulting, dated July 1, 2005, and filed herewith

10.18
Farmout Amending Agreement dated July 14, 2005 by and between the Company, Deep Well Oil & Gas, Inc., Northern Alberta Oil Ltd., and Surge Global Energy, Inc., Signet Energy, Inc. (formerly known as Surge Global Energy (Canada) Ltd.), filed herewith

10.19
Form of Subscription Agreement dated August 12, 2005 by and among the Company with three investors related to the Private Placement offering, and Debt Settlement Agreement, filed with Form 8-K on August 17, 2005, and incorporated herein by reference

10.20	Consulting agreement by and between the Northern and Trebax Projects Ltd., effective September 1, 2005, and filed herewith

10.21
Form of Subscription Agreement dated October 11, 2005, by and among the Company with three investors related to the Private Placement offering, filed with Form 8-K on October 19, 2005, and incorporated herein by reference

10.22
Farmout Amending Agreement dated November 15, 2005 by and between the Company, Deep Well Oil & Gas, Inc., Northern Alberta Oil Ltd., and Surge Global Energy, Inc., Signet Energy, Inc. (formerly known as Surge Global Energy (Canada) Ltd.), filed herewith

10.23
Farmout Acknowledgement Agreement dated November 15, 2005 by and between the Company, Deep Well Oil & Gas, Inc., Northern Alberta Oil Ltd., and Surge Global Energy, Inc., Signet Energy, Inc. (formerly known as Surge Global Energy (Canada) Ltd.), filed herewith

10.24	Deep Well Oil & Gas, Inc. Stock Option Plan (“The Plan”), effective November 28, 2005, filed with Form 8-K on March 3, 2006, and incorporated herein by reference

10.25	Sample Stock Option Agreements with all Directors, filed herewith

10.26	Sample Stock Option Agreements with all Contractors, filed herewith

10.27	Sample Indemnity Agreement with all Directors, filed herewith

10.28
Form of Subscription Agreement dated January 13, 2006 by and among the Company with three investors related to the Private Placement offering, and Debt Settlement Agreement, filed with Form 8-K on March 6, 2006, and incorporated herein by reference

10.29
Settlement Agreement & Release of All Claims, dated as of January 29, 2007, by and among the Company and Grey K Fund LP, Grey K Offshore Fund Ltd., Provident Premier Master Fund Ltd., Atlas Master Fund Ltd. and Gemini Master Fund, Ltd., filed with From 8-K on January 31, 2007, and incorporated herein by reference.

16.1	Changes in registrant’s certifying accountant, Letter of Madsen & Associates, CPA’s Inc. filed with Form 8-K on August 16, 2004, and incorporated herein by reference

16.2	Changes in registrant’s certifying accountant, Letter of Deloitte & Touche LLP filed with Form 8-K on August 10, 2005, and incorporated herein by reference

21.1	Subsidiaries of Registrant, filed herewith

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32.1	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table is a summary of the fees billed to us by Sellers & Andersen, LLC, Madsen & Associates and Deloitte & Touche LLP for professional services for the fiscal years ended September 30, 2004 and September 30, 2003:

Fee Category	Fiscal 2004 Fees	Fiscal 2003 Fees
Audit Fees	$29,328.94	$5,950.00
Audit Related Fees	8,646.42	-
Tax Fees	1,016.63	-
All Other Fees	-	-
Total Fees	$38,991.99	$5,950.00

Audit Fees

Our board of directors appointed Madsen & Associates, CPA’s Inc. as independent auditors to audit our financial statements for the fiscal year ending September 30, 2004. The aggregate fees billed by Sellers & Andersen, LLC, Madsen & Associates and Deloitte & Touche LLP for professional services rendered for the audit of our annual financial statements included in this annual report on Form 10-KSB for the fiscal year ended September 30, 2004 and the period September 10, 2003 to September 30, 2003 and the period September 10, 2003 (inception of exploration stage) to September 30, 2004, was $29,328.94, $5,950.00 and $35,278.94, respectfully.

Audit Related Fees

The aggregate fees billed of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees” are fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting. Our audit-related and review fees for the fiscal years ended September 30, 2004 and the period September 10, 2003 to September 30, 2003 and the period September 10, 2003 (inception of exploration stage) to September 30, 2004 were $8,646.42, $0 and $8,646.42 respectively.

Tax Fees

For the fiscal years ended September 30, 2004 and 2003, the aggregate fees billed for tax compliance, by Sellers & Andersen, LLC, Madsen & Associates and Deloitte & Touche LLP were $1,016.63 and $0, respectively.

All Other Fees

For the fiscal years ended September 30, 2004 and 2003, the aggregate fees billed by Sellers & Andersen, LLC, Madsen & Associates and Deloitte & Touche LLP for other non-audit professional services, other than those services listed above, totaled $0 and $0, respectively.

Audit Committee Pre-Approval Policies and Procedures

The Securities and Exchange Commission has adopted rules that require that before Madsen & Associates, CPA’s Inc. is engaged by us or our subsidiaries to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our audit committee; or

•
entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

Our board of directors, acting as our audit committee, pre-approves all services provided by our independent auditors. Our board of directors does not have records of what percentage of the above fees were pre-approved. All of the above services and fees were reviewed and approved by the audit committee either before or after the respective services were rendered.

The audit committee has considered the nature and amount of the fees billed by Madsen & Associates, CPA’s Inc., and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining Madsen & Associates, CPA’s Inc. independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEEP WELL OIL & GAS, INC.

By	/s/ Horst A. Schmid
Dr. Horst A. Schmid Chairman of the Board

Date	February 21, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By	/s/ Horst A. Schmid
Dr. Horst A. Schmid Chief Executive Officer and President (Principal Executive Officer)

Date	February 21, 2007

By	/s/ Curtis Sparrow
Mr. Curtis Sparrow Chief Financial Officer (Principal Financial and Accounting Officer)

Date	February 21, 2007

By	/s/ David Roff
Mr. David Roff Director

Date	February 21, 2007