Form 10QSB
period 2004-12-31
DEEP WELL OIL & GAS INC
filed 2007-10-30
CIK 869495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT FOR THE TRANSITION PERIOD FROM ________TO________

Commission File Number 0-24012

DEEP WELL OIL & GAS, INC.
(formerly ALLIED DEVICES CORPORATION)
(Exact name of small business issuer as specified in its charter)

Nevada	13-3087510
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

510 Royal Bank Building, 10117 Jasper Avenue, Edmonton, Alberta, Canada	T5J 1W8
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (780) 409-8144

Former name, former address and former fiscal year, if changed since last report.
Not applicable

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BAKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Number of shares of common stock outstanding as of September 30, 2007: 83,635,955

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DEEP WELL OIL & GAS, INC.
(Exploration Stage Company)
(Unaudited)
Balance Sheet
December 31, 2004

	December 31, 2004	September 30, 2004

ASSETS
Current Assets
Cash	$18,340	$499,765
Accounts receivable	28,195	17,879
Prepaid expenses	19,398	34,641
	65,933	552,285

Loans receivable – related parties	473,694	119,790
Oil and gas properties (Note 3)	111,392	111,392

	$651,019	$783,467

LIABILITIES
Current Liabilities
Accounts payable	$58,235	$64,500
Accounts payable – related parties	165,235	128,525
Notes and accrued interest payable	116,977	111,306
	340,447	304,331

Convertible debenture (Note 5)	1,000,000	1,004,890

	1,340,447	1,309,221

STOCKHOLDERS’ EQUITY
Common Stock:
Authorized: 300,000,000 shares at $0.001 per value
Issued and outstanding: 31,236,468 shares
(September 2004 – 31,236,468)	31,236	31,236
Additional paid in capital	18,764	18,764
Deficit (dated September 10, 2003)	(739,428)	(575,754)
	(689,428)	(525,754)
	$651,019	$783,467

See accompanying notes to the financial statements

Approved on behalf of the Board

/s/ Horst A. Schmid	/s/ Curtis Sparrow
Director	Director

DEEP WELL OIL & GAS, INC.
(Exploration Stage Company)
(Unaudited)
Statement of Operations
For the Three Months Ended December 31, 2004 and 2003

	December 31, 2004	December 31, 2003

Revenue	$–	$–

Expenses
Administrative	162,893	24,010

Loss from operations	(162,893)	(24,010)

Other income and expenses
Interest expense	(781)	–

Net loss	$(163,674)	$(24,010)

Net Loss Per Common Share
Basic and diluted	$(0.01)	$(0.004)

Weighted Average Outstanding Shares – stated in 1,000’s
Basic	31,236	6,169

See accompanying notes to the financial statements

DEEP WELL OIL & GAS, INC.
(Exploration Stage Company)
(Unaudited)
Statement of Shareholders’ Equity
From Inception, September 10, 2003 to December 31, 2004

	Common Shares
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit

Balance at September 10, 2003	991,912	$992	$(992)	$–

Issuance of common stock pursuant to bankruptcy agreement September 10, 2003	36,019,556	36,019	13,981	–

Net operating loss for the period September 10 to September 30, 2003	–	–	–	(50,000)

Return and cancellation of common shares	(5,775,000)	(5,775)	5,775	–

Net operating loss for the year ended September 30, 2004	–	–	–	(525,754)

Balance at September 30, 2004	31,236,468	31,236	18,764	(575,754)

Net loss for the period	–	–	–	(163,674)

Balance at December 31, 2004	31,236,468	$31,236	$18,764	$(739,428)

See accompanying notes to the financial statements

DEEP WELL OIL & GAS, INC.
(Exploration Stage Company)
(Unaudited)
Statement of Cash Flows
For the Three Months Ended December 31, 2004 and 2003

	December 31, 2004	December 31, 2003

Cash Provided by (Used in):

Operating Activities
Net loss	$(163,674)	$(24,010)
Items not affecting cash:
Net changes in non-cash working capital (Note 8)	35,372	24,010

	(128,302)	–

Investing Activities
Loan advance- related parties	(353,904)	–

Financing Activities
Note payable advance	5,671	–
Repayment of debenture	(4,890)	–

	781	–

Decrease in cash	(481,425)	–

Cash, beginning of period	499,765	–

Cash, end of period	$18,340	$–

Supplemental Cash Flow Information:
Interest expense	$5,671	$–

See accompanying notes to the financial statements

DEEP WELL OIL & GAS, INC.
(Exploration Stage Company)
(unaudited)
Notes to Financial Statements
December 31, 2004

1.	Nature of Business and Going Concern

Nature of Business

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

The terms of the bankruptcy settlement included: (1) a reverse common stock split of 30 shares of outstanding stock for 1 share; (2) increasing the authorized common capital stock from 25,000,000 to 50,000,000 shares with a par value of $0.001; (3) a change in the name of the Company from "Allied Devices Corporation" to "Deep Well Oil & Gas, Inc.", and (4) the authorization for the issuance of 2,000,000 post split restricted common shares and 4,000,000 post split common shares in exchange for $50,000, which was paid into the bankruptcy court by the recipients of the shares.

Restated and amended articles of incorporation completed the terms of the bankruptcy have been filed in the state of Nevada.

Upon emergence from Chapter 11 proceedings, the Company adopted fresh-start reporting in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (SOP 90-7). In connection with the adoption of fresh-start reporting, a new entity was deemed created for financial reporting purposes. For financial reporting purposes, the Company adopted the provisions of fresh-start reporting effective September 10, 2003. All periods presented prior to September 10, 2003, including the financial information contained in these financial statements, reflect the Predecessor Company. In adopting the requirements of fresh-start reporting as of September 10, 2003, the company was required to value its assets and liabilities at fair value and eliminate any accumulated deficit as of September 10, 2003. The Company emerged from Chapter 11 proceedings with no assets and liabilities pursuant to the Bankruptcy Order. Because the current business, heavy oil and gas exploration, has no relevance to the Predecessor Company, there is no basis for financial comparisons between the Company's current operations and the Predecessor Company.

This report has been prepared showing the name "Deep Well Oil & Gas, Inc." and the post split common stock, with $0.001 par value, from inception. The accumulated deficit has been restated to zero and dated September 10, 2003, with the statement of operations to begin on that date.

Going Concern

These financial statements have been prepared on the basis of accounting principles applicable to a going concern, which presumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.

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

These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These interim financial statements follow the same significant accounting policies and methods of application as the Company's annual financial statements for the year ended September 30, 2004.

These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the information contained therein. However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-KSB for the year ended September 30, 2004.

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risk except that cash is maintained in banks over the insured amounts of $100,000, however, the amounts are maintained in banks of high quality.

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

At December 31, 2004, the income tax benefits are unknown because of a substantial change in shareholders.

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

Financial Instruments

Fair Values

The fair values of the Corporation's accounts receivables, loan receivable - related parties, accounts payable, accounts payable - related parties, note and accrued interest payable and convertible debenture approximate their carrying values due to the short-term nature of these financial instruments.

Interest Rate Price Risk

The interest rate price risk is due to fixed interest rates on the convertible debenture and loan payable.

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

3.	Oil and Gas Properties

The Company has acquired a 80% interest in three oil and gas properties, after a farmout agreement on February 25, 2005, the Company's interest could be reduced to 40%. The three properties are located in North Central Alberta, Canada with a life of 15 years for $111,392. The terms include certain commitments related to oil sand leases which require the payments of rents as long as the leases are non-producing. As of December 31, 2004, the payments due under this commitment are as follows:

2006	$8,403
2007	$8,403
2008	$8,403
2009	$8,403
Subsequent	$84,030

The Government of Alberta owns this land and Deep Well has acquired the rights to perform oil and gas activities on these lands. These leases are for 15 years and if Deep Well meets the conditions of the 15-year leases Deep Well will then be permitted to drill on and produce oil from the land into perpetuity.

The Company follows the successful efforts method of accounting for costs of oil and gas properties. Under this method, acquisition costs of oil and gas properties and costs of drilling and equipping development wells are capitalized. Costs of drilling exploratory wells are initially capitalized and, if subsequently determined to be unsuccessful, are charged to expenses. All other exploration costs, including geological and geophysical costs and carrying and maintenance cost, are charged to exploration expenses when incurred. Producing properties, non-producing and unproven properties are assessed annually, or more frequently as economic events indicate, for potential impairment.

This consists of comparing the carrying value of the asset with the asset's expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows represent management's best estimate based on reasonable and supportable assumptions. Proven oil and gas properties are reviewed for impairment on a field-by-field basis. In addition, management evaluates the carrying value of non-producing properties and may deem them impaired for lack of drilling activities. No impairment losses were recognized for the three months ended December 31, 2004 (2004 - $nil).

Capitalized costs of proved oil and gas properties are depleted using the unit-of-production method when the property is placed in production.

Substantially all of the Company's oil and gas activities are conducted jointly with others. The accounts reflect only the Company's proportionate interest in such activities.

4.	Notes and Accrued Interest Payable

The Company has loans outstanding of $116,977 due on demand bearing interest at 12%, which includes accrued interest payable to December 31, 2004.

5.	Convertible Debenture

Convertible debenture

Convertible debenture	$1,000,000

A $1,000,000 unsecured convertible debenture was issued during the fiscal 2004 year. The convertible debenture bears interest at 8.5% per annum and is due on September 6, 2007. The debenture is convertible at the option of the debenture holder into fully paid, conversion shares which consist of one common share and one common stock purchase warrant.

Each warrant is convertible to one common share. The common shares have a par value of $0.001 and the warrants are convertible as follows:

- October 6, 2004 to September 6, 2005 at $1.00 per warrant
- September 7, 2005 to September 6, 2006 at $1.50 per warrant
- September 7, 2006 to September 6, 2007 at $2.00 per warrant

If at any time during the term of the debenture the average bid and ask price of the Company's common shares is three dollars ($3.00) per share or more for thirty (30) consecutive calendar days, the Company will have the option to convert the outstanding debenture into common stock at the price set forth above.

No value has been recognized on the conversion rights because the market rate of Deep Well shares was less then the conversion rate. The convertible debenture was fully paid in October 2005.

6.	Significant Transactions With Related Parties

Officers, directors, their families, and their controlled entities, have acquired 25% of the Company's outstanding common capital stock. Included in the accounts payable and accrued liabilities are amounts payable to related parties of $165,235 resulting from directors fees and expenses paid for the Company. The amounts due are unsecured, non-interest bearing and have no fixed terms of repayment.

The Company has demand loans due from related parties of $473,694, which bear no interest.

7.	Share Capital

On February 27, 2004, the Board of Directors unanimously approved a forward stock split of common stock at a ratio of two (2) shares for every one (1) share held. The forward split will become effective on March 10, 2004. After the split, the Company will have 12,337,156 shares of common stock issued and outstanding. Prior to the effective date of the split, the Company will have 6,168,578 shares of common stock outstanding.

In connection with the stock split the Company increased its authorized common shares in proportion to the forward stock split. The Company authorized common stock after the forward stock split consists of 100,000,000 shares of common stock. Prior to the split, the Company were authorized to issue 50,000,000 shares of common stock. In connection with the forward split, the Company amended its articles of incorporation with the state of Nevada. The Company did not obtain a shareholder vote of the forward stock split and a shareholder vote was not required by Nevada law.

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

8.	Changes in Non-Cash Working Capital

	December 31, 2004	December 31, 2003
Accounts receivable	$(10,316)	$–
Prepaid expenses	15,243	–
Accounts payable	30,445	24,010
	$35,372	$24,010

9.	Subsequent Event – Acquisition of Northern Alberta Oil Ltd.

On June 7, 2005, Deep Well completed its acquisition of Northern Alberta Oil Ltd. by way of a share exchange agreement where by Deep Well would acquire all the outstanding common shares of Northern by giving up newly issued restricted shares of Deep Well common stock. In addition Deep Well also has the exclusive option to acquire all of the preferred shares of Northern through a similar share exchange. As consideration Northern shareholders will receive three (3) shares of Deep Well common stock for every one (1) share of Northern common stock and each preferred Northern stock holder will receive thirty (30) shares of Deep Well common stock for every one (1) preferred Northern share held. The Northern preferred shares convert into 12,975,000 Deep Well common shares.

The acquisition of Northern allows Deep Well to consolidate its oil sands holdings in the Sawn Lake Oil Sands Project in North - Central Alberta, Canada.

The acquisition of Northern Alberta Oil Ltd. will be accounted for using the purchase method in accordance with SFAS No. 141 "Business Combinations" ("SFAS No. 141). Under the purchase method of accounting, the assets and liabilities of Northern are recorded at their fair values at the acquisition date. The financial statements and reported results of operations of Deep Well issued after the completion of the acquisition reflect these fair values, with the results of Northern being included within the reported results from June 7, 2005.

As the transaction was not completed until June 7, 2005 Northern's operations have not been included with Deep Well at December 31, 2004.

Accounting for the Acquisition

As per SFAS No. 141 the measurement of the consideration is based on the fair value of the consideration given or the fair value of the net assets acquired, whichever is more clearly evident and, thus, more reliably measurable. In this case the quoted market price of the equity security issued (Deep Well shares) issued to effect the business combination has been used to estimate the fair value of the net assets of the entity after recognizing the possible effects of price fluctuations, quantities traded, issue costs, and the like. In this case the Company examined two private placements on March 10, 2005 and August 12, 2005 to determine of any discount to the share price would be needed. Both of the private placements consisted of shares and attached warrants therefore the Black Scholes pricing model was used to determined how to allocate the private placement proceeds to the shares and warrants. The results showed that a discount rate between 37% and 65% would need to be used. The Deep Well share price on June 7, 2005 was $0.39 and with a discount rate of 65% the price per share would be $0.14.

Included in the consideration is the right to convert the Northern preferred share into 30 Deep Well shares. This consideration was determinable at the date of acquisition and has been included as part of the consideration given up as it was determined, beyond a reasonable doubt, that these shares would be converted in the future. The exchange agreement stipulated that Deep Well had the option to 'call' the shares after 35 months and the preferred shareholders had the option to 'put' those shares to Deep Well anytime within 36 months. It was Deep Well's intention to 'call' the shares if the preferred shareholders did not exercise their 'put' within the 36 months. At June 30, 2005 the preferred shares had not been converted but the amount has been recorded as a "Provision for conversion of preferred share rights of subsidiary" and included in Shareholders' Equity. However, as of April 2007, all the Northern preferred shares have been converted into Deep Well common stock.

Total consideration, including the option to acquire Northern preferred shares in a share exchange was approximately $4.3 million at the price of $0.14 per share of Deep Well's common stock, as analyzed below:

$’000
6,069,624 of Northern common shares exchange 3 for 1 at $0.14	$2,495
432,500 of Northern preferred shares exchanged 30 for 1 at $0.14	1,777

$4,272

The following table presents Deep Well's allocation of the purchase price to the assets acquired and liabilities assumed, based on their fair values:

	Book Value	Fair Value
Current assets	$275,199	$275,199
Oil and gas properties	965,808	4,236,531

	1,241,007	4,511,730

Current liabilities	239,385	239,385

	$1,001,622	$4,272,345

The following pro forma financial information reflects the results of operations of Deep Well as if the acquisition of Northern had taken place on October 1, 2004. The pro forma financial information is not necessarily indicative of the results as it would have been if the acquisition had been effected on the assumed date, June 7, 2005, and is not necessarily indicative of future results.

	Deep Well Oil & Gas, Inc.	Northern Alberta Oil Ltd.	Pro Forma Adjustments	Notes	Pro Forma Combined Total

BALANCE SHEETS
Assets
Current assets	$65,933	$57,599	$–		$123,532
Oil and gas properties	111,392	965,808	3,270,723	a)	4,347,923
Loans receivable	473,694	217,600	(415,274)	b)	276,020

	$651,019	$1,241,007	$2,855,449		$4,747,475

Liabilities
Current and long term liabilities	$1,340,447	$1,502,117	$(415,274)	b)	$2,427,290

Shareholders’ Equity	(689,428)	(261,110)	3,270,723	a)	2,320,185

	$651,019	$1,241,007	$2,855,449		$4,747,475
Pro forma adjustments a) Acquisition of Northern Alberta Oil Ltd. b) Inter-company transfers

OPERATING STATEMENTS
Expenses
Administrative	$162,893	$934,527	–	$1,097,420
Interest expense	781	4,015		4,796

	$163,674	$938,542	–	$1,102,216

On June 7, 2005 Deep Well (parent), through its acquisition of Northern (subsidiary), acquired a net 80% working interest in three Peace River Oil Sands Development Leases, one Oil Sands permit and one Petroleum and Natural Gas License for a total of 38.5 sections covering 24,354 gross acres (9,856 gross hectares). Through this acquisition the Company increased its position in the Peace River Oil Sands to 43,964 gross acres (17,792 gross hectares). Of the total acreage, 6.5 sections are classified as the Oil Sands Permit and Petroleum and Natural Gas License, and was held by an injunction related to a court proceeding involving Northern and Classic Energy Inc. The permit and license have now been released and as of November 15, 2005 were transferred to Northern.

On November 15, 2005, the Company, and its subsidiary, entered into an agreement to amend a farmout agreement with Signet Energy Inc., a private company, owned by Surge Global Energy, Inc. Under this new amended farmout agreement Signet Energy Inc., as operator, assumed the farmout obligations, including completing, at its expense, the drilling of 10 wells to earn up to a 40% working interest in the Sawn Lake Oil Sands Project.

On November 15, 2005, as part of the settlement of a legal action the Company, and its subsidiary, and Surge, agreed to amend a farmout agreement signed on February 25, 2005, between the Company, and Surge, that had previously been terminated by the Company (disclosed on Form 8-K on September 29, 2005). The amendments to the agreement provided that; (1) all conditions of the farmout agreement will be deemed to have been satisfied on September 25, 2005; (2) the earning period (i.e. the period during which Signet has to drill 10 wells) under the agreement will be extended until February 25, 2008; (3) Signet will have until September 25, 2006 to drill an option well; (4) an additional 6.5 sections of land will be added to the land subject to the agreement; (5) Signet will pay the Company $1,000,000 on November 15, 2005 in satisfaction of the prospect fee outstanding, instead of after drilling the second well as stated in the farmout agreement, and (6) no shares of Surge Global Energy Inc. will be issued to the Company. Instead, the Company or its subsidiaries will receive 7,550,000 common shares of Signet Energy Inc., bringing the Company's ownership in its farmout partner to approximately 17.84% as of September 30, 2006.

Sales of Unregistered Securities

On March 10, 2005, Deep Well closed on a transaction pursuant to a certain Securities Purchase Agreement ("SPA"), with two accredited investors pursuant to which we sold an aggregate of (i) 1,875,000 shares of Deep Well's common stock, par value $0.001 per share, at a purchase price of $0.40 per share, and (ii) 750,000 warrants to purchase shares of Deep Well common stock, for an aggregate purchase price of $750,000. Each of the warrants is exercisable from March 10, 2005 until March 9, 2010, at an exercise price equal to $0.50 per share. In connection with the SPA, a finder's fee of $75,000 was paid and 37,500 warrants were issued. The exercise price of the warrants will be adjusted from time to time upon the occurrence of certain events, as provided in the warrants, and as a result of the issuance of common stock on May 25, 2007 and pursuant to the SPA and Form of Warrant dated March 10, 2005 entered into by and among the Company and the investors (the "Warrant Holders"), the Company issued an adjustment to the Warrant Holders. The original warrant dated March 10, 2005 contained a price adjustment if the Company sells, issues or grants additional shares of its common stock at a price per share less than the exercise price. In the event of a price adjustment, the number of shares exercisable under the warrant would also increase. Therefore, the exercise price of the original warrant has been adjusted from $0.50 to $0.40 per common share. The Company has granted the Warrant Holders new warrants to purchase 984,375 shares of the Company's common stock at an adjusted exercise price of $0.40 per share under the same terms as the original warrant. In addition, Deep Well entered into a Registration Rights Agreement ("RRA") with the investors, dated as of March 10, 2005, pursuant to which Deep Well is obligated to prepare and file a registration statement no later than 45 days after the closing date registering the number of shares of our common stock which is at least equal to (i) the aggregate number of shares of common stock issued under the SPA plus (ii) 125% of the aggregate number of shares of common stock issuable upon exercise of the warrants. Deep Well must use its reasonable best efforts to cause the registration statement to become effective as soon as practicable following the filing, but in no event later than 120 days after the closing date. If the registration statement is not filed within 45 days after the closing date or declared effective within the time specified in the preceding paragraph, Deep Well is required to make payments to the investors equal to 2% of the purchase price and an additional 2% of the purchase price for each subsequent 30-day period as to which the registration statement has not been filed or declared effective. Effective on January 22, 2007, and filed on form 8-K on January 31, 2007, the Company entered into a Settlement Agreement and Release of All Claims (the "Settlement Agreement") with the investors who were in receipt of the above issued shares with respect to allegations made by the investors that the Company had breached the SPA and the RRA.

The Settlement Agreement provides, without any party acknowledging any liability, for:

-	the amendment of the SPA to delete certain restrictions on the Company's ability to enter into any future financings;
-	the termination of the RRA;
-
the issuance to the Investors of an aggregate of 1,600,000 (one million six hundred thousand) shares of common stock of the Company (the "Shares"), including the granting of certain piggyback registration rights related thereto; and

-	the full and final settlement of all existing or potential claims between the Company and the Investors arising under the SPA and the RRA.

On August 12, 2005, the Company completed a private placement of 500,000 units at a price of $0.40 per unit, for $200,000. Each unit consists of one common share and one common share purchase warrant, with each warrant entitling its holder to acquire one share of our common stock at an exercise price of $0.60. The exercise price of the warrants will be adjusted from time to time upon the occurrence of certain events, as provided in the warrants. The warrants expire on August 12, 2008. In addition, on August 12, 2005, pursuant to a Debt Settlement Agreement, one holder of $84,378.40 of the Company's indebtedness exchanged its debt for 210,946 units at a price of $0.40 per unit. Each unit consists of one common share and one common share purchase warrant, with each warrant entitling the holder to acquire one common share of the Company at $0.60 per share. The exercise price of the warrants will be adjusted from time to time upon the occurrence of certain events, as provided in the warrants. The warrants expire on August 12, 2008.

On October 11, 2005, the Company completed a private placement of 3,150,000 units at a price of $0.40 per unit for $1,260,000. Each unit consists of one common share and one common share purchase warrant, with each warrant entitling its holder to acquire one share of our common stock at a price of $0.60 per share. The exercise price of the warrants will be adjusted from time to time upon the occurrence of certain events, as provided in the warrants. The warrants expire on October 11, 2008. In connection with the placement a finder's fee of $36,000 was paid.

On January 13, 2006, the Company completed a private placement of 51,200 units at a price of $1.50 per unit, for $76,800. Each unit consists of one common share and one common share purchase warrant, with each warrant entitling its holder to acquire one share of our common stock at an exercise price of $2.25 per common share. The exercise price of the warrants will be adjusted from time to time upon the occurrence of certain events, as provided in the warrants. The warrants expire on January 13, 2009. In addition, on January 12, 2006, pursuant to a Debt Settlement Agreement, one holder of $38,293 of the Company's indebtedness exchanged its debt for 21,800 units at a price of $1.50 per unit. Each unit consists of one common share and one common share purchase warrant, with each warrant entitling its holder to acquire one common share of the Company at a price of $2.25. The exercise price of the warrants will be adjusted from time to time upon the occurrence of certain events, as provided in the warrants. The warrants expire on January 13, 2009. In connection with the private placement, a finder's fee of $7,680 was paid.

On February 23, 2006, pursuant to an exercise option agreement the Company entered into on June 7, 2005, the Company issued 4,707,750 of its common shares in exchange for 156,925 of the outstanding preferred shares of Northern Alberta Oil Ltd. (subsidiary).

On June 13, 2006 pursuant to an exercise option agreement the Company entered into on June 7, 2005, the Company issued 2,867,250 common shares in exchange for 95,575 of the outstanding preferred shares of Northern Alberta Oil Ltd. (subsidiary).

On July 28, 2006 a warrant holder of the Company acquired 100,000 common shares, upon exercising warrants, at an exercise price of $0.60 per share for $60,000.

On September 11, 2006 a warrant holder of the Company exercised 50,000 warrants for 50,000 common shares at an exercise price of $0.60 per common share for $30,000.

On April 5, 2007, pursuant to an exercise option agreement the Company entered into on June 7, 2005, the Company issued 5,400,000 common shares, in exchange for 180,000 of the outstanding preferred shares of Northern Alberta Oil Ltd. (subsidiary).

As of April 5, 2007, all Northern preferred shares have been converted into Deep Well common shares resulting in Deep Well owning 100% of Northern preferred shares.

On May 25, 2007, the Company completed a private placement of 5,000,000 units at a price of $0.40 per unit for $2,000,000. Each unit consists of one common share and one common share purchase warrant, with each warrant entitling its holder to acquire one share of our common stock at a price of $0.60 per share. The exercise price of the warrants will be adjusted from time to time upon the occurrence of certain events, as provided in the warrants. The warrants expire on May 25, 2010. In connection with the private placement a finder's fee of $150,000 was paid.

On June 22, 2007, the Company completed a private placement of 8,333,333 units at a price of $0.60 per unit for $5,000,000. Each unit consists of one common share and one common share purchase warrant and another twelve one-hundredths common share purchase warrant ("Special Warrant"). Each warrant entitles the holder to purchase one additional common share at a price of $0.90 per common share for a period of three years from the date of closing. Each Special Warrant entitles the holder to purchase a common share at a price of $1.20 for a period of five years from the date of closing. The exercise price of the warrants and the Special Warrants will be adjusted from time to time upon the occurrence of certain events, as provided in the warrants. The warrants expire on June 22, 2010 and the Special Warrants expire on June 22, 2012. In connection with the private placement a finder's fee of $300,000 was paid.

On July 11, 2007, the Company completed a private placement of 323,333 units at a price of $0.60 per unit for $194,000. Each unit consists of one common share and one common share purchase warrant and another twelve one-hundredths common share purchase warrant ("Special Warrant"). Each warrant entitles the holder to purchase one additional common share at a price of $0.90 per common share for a period of three years from the date of closing. Each Special Warrant entitles the holder to purchase a common share at a price of $1.20 for a period of five years from the date of closing. The exercise price of the warrants and the Special Warrants will be adjusted from time to time upon the occurrence of certain events, as provided in the warrants. The warrants expire on July 11, 2010 and the Special Warrants expire on July 11, 2012. In connection with the private placement a finder's fee of $9,700 was paid.

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

Since the acquisition of Northern Alberta Oil Ltd. the Company and Northern have entered into the following contracts with the following companies for the services of their officers:

1)	Portwest Investments Ltd., a company owned 100% by Dr. Horst A. Schmid for providing services to the Company as Chief Executive Officer and President for $12,500 Cdn per month.

2)	Concorde Consulting, a company owned 100% by Curtis J. Sparrow for providing services as Chief Financial Officer to the Company for $15,000 Cdn per month.

3)	Trebax Projects Ltd., a company 100% owned by Mr. Cyrus Spaulding for providing services as Chief Operating Officer for the Company for $130 Cdn per hour.

4)	Brave Consulting, a company 50% owned by Mr. David Roff for providing consulting services to the Company for $8,000 Cdn per month. As of August 2007, the amount has increased to $12,000 per month.

On November 28, 2005, the Board granted 390,000 options to each of the first three companies, listed above, to be vested one third each year over three years, to acquire 1,170,000 common shares of the Company at an options price of $0.71 with an expiration date of five years from November 28, 2005.

10.	Legal Actions

I.G.M. Resources Corp vs. Deep Well Oil & Gas, Inc. et al

On March 10, 2005, I.G.M. Resources Corp. ("IGM") filed against Classic Energy Inc., 979708 Alberta Ltd., Deep Well, Nearshore Petroleum Corporation, Mr. Steven P. Gawne, Rebekah Gawne, Gawne Family Trust, 1089144 Alberta Ltd., John F. Brown, Diane Lynn McClaflin, Cassandra Doreen Brown, Elissa Alexandra Brown, Brown Family Trust, Priority Exploration Ltd., Northern Alberta Oil Ltd. and Gordon Skulmoski a Statement of Claim in the Court of Queen's Bench of Alberta Judicial District of Calgary. This suit is a part of a series of lawsuits or actions undertaken by IGM against some of the other above defendants.

IGM was and still is a minority shareholder of 979708 Alberta Ltd. ("979708"). 979708 was in the business of discovering, assembling and acquiring oil and gas prospects. In 2002 and 2003, 979708 acquired oil and gas prospects in the Sawn Lake area of Alberta. On or about the 14th of July, 2003 all or substantially all the assets of 979708 were sold to Classic Energy Inc. IGM claims the value of the assets sold was far in excess of the value paid for those assets. On April 23, 2004 Northern Alberta Oil Ltd., purchased Classic Energy Inc.'s assets some of which are under dispute by IGM. On June 7, 2005 Deep Well acquired all of the common shares of Northern Alberta Oil Ltd. thereby giving Deep Well an indirect beneficial interest in the assets IGM is claiming an interest in.

IGM seeks an order setting aside the transaction and returning the assets to 979708, compensation in the amount of $15,000,000 Cdn, a declaration of trust declaring that Classic Energy Inc., Northern Alberta Oil Ltd. and Deep Well Oil & Gas, Inc., hold all of the assets acquired from 979708 and any property acquired by use of such assets, or confidential information of 979708, in trust for the Plaintiff.

This lawsuit has been stayed pending the out come of the other litigation by IGM against the other defendants. The Company believes the claims are without merit and will vigorously defend them.

Hardie & Kelly vs. Brown et al

On June 2, 2006, Hardie and Kelly, Trustee of the Estate of John Forbes Brown filed against John Forbes Brown, a bankrupt, Diane Lynn McClaflin, 1089144 Alberta Ltd., and Deep Well an Amended Statement of Claim in the Court of Queen's Bench of Alberta Judicial District of Calgary. John Forbes Brown was a former office and then sub-contractor of Deep Well before and during the time he was assigned into bankruptcy on July 12, 2004. The Plaintiff claims, in addition to other issues unrelated to Deep Well, that John Forbes Brown received 4,812,500 Deep Well shares as a result of his employment in Deep Well and that John Forbes Brown improperly assigned these shares to the numbered company as a ruse entered into on the eve of insolvency by John Forbes Brown in order to facilitate the hiding of assets from his creditors and the trustee of his bankruptcy. The Plaintiff further claims that on August 23, 2004 John Forbes Brown advised the Plaintiff that he in fact owned the above shares and did not disclose this ownership in his bankruptcy statement of affairs filed. The Plaintiff further claims that John Forbes Brown would lodge the said shares with his lawyer until such time as these shares could be transferred to the Plaintiff. The Plaintiff further claims that unbeknownst to them John Forbes Brown surreptitiously removed the shares from his lawyer's office and delivered them to Deep Well so that Deep Well could cancel them. The Plaintiff claims that Deep Well conspired with John Forbes Brown to defraud the creditors of John Forbes Brown by taking receipt and cancelling the said shares. The Plaintiff claims that consideration paid by Deep Well for the said shares was invested in the home owned by John Forbes Brown and his wife. The Plaintiff seeks; (1) an accounting of the proceeds and benefits derived by the dealings of the shares; (2) the home owned by John Forbes Brown and his wife, to be held in trust on behalf of the Plaintiff and an accounting of proceeds related to this trust; (3) the Plaintiff seeks damages from the Defendants because of their actions; (4) a judgement for $15,612,645 Cdn; (5) an order to sell John Forbes Brown's home; and (6) interest and costs.

Deep Well believes it did not conspire with John Forbes Brown to defraud John Forbes Brown's creditors and further Deep Well did not receive nor give John Forbes Brown any consideration in regards to the cancelling of said shares. The Company plans to vigorously defend itself against the Plaintiff's claims.

Menno Wiebe and Jacobean Resource International vs. Deep Well Oil & Gas, Inc. et al

On October 23, 2006, Menno Wiebe and Jacobean Resources International served Deep Well, Doe individuals and Roe Corporations with a Complaint and Summons filed in the United States of America, District Court of Clark County, Nevada. The Complaint alleges a breach of contract in which the Plaintiffs are seeking monetary damages in excess of $10,000 plus an order directing Defendants to issue 56,500 shares of Deep Well stock to Plaintiffs. The Company believes that it has meritorious defenses to the Plaintiff's claims and intends to enter into mediation, as called for in the contract with Menno Wiebe.

Signet Energy, Inc. vs. Deep Well Oil & Gas, Inc., Northern Alberta Oil Ltd., Deep Well Oil & Gas (Alberta) Ltd.

On June 1, 2007, Signet Energy, Inc. (herein after referred to as "Signet") filed against us with a Statement of Claim filed in Court of Alberta, District of Calgary. The plaintiff claims that the defendants must pay all rentals and other payments required to maintain the farmout lands in good standing. The plaintiff further claims that they paid all rentals and other amounts required to maintain the farmout land in good standing on behalf of the defendants and invoiced the defendants for the rental amounts and that the defendants refused or neglected to reimburse their proportionate share of the rental amounts and therefore the defendants have been enriched to the detriment of the plaintiff by the payment of the rental amounts. The plaintiff seeks, 1) payment in full of $63,269.12 in Canadian funds for the rental amounts owed, 2) interest, 3) costs of the action, and 4) such further and other relief as the court deems just.

On June 25, 2007, the Company served Signet with a Statement of Defence and Counterclaim issued in the Alberta Court District of Calgary. The defendants state in their defence that, 1) any and all such expenditures are required to be approved in advance, 2) no such approval was given, and that the plaintiff has failed to properly account to the defendants for all such expenditures made, 3) the amount for which the plaintiff is entitled to reimbursement is approximately $40,000 in Canadian funds and 4) if the plaintiff is indebted to the defendants in an amount in excess of the amount claimed by the plaintiff then the defendants are entitled to set off against any amounts that may be owed to the plaintiff. The defendants by counterclaim seek, 1) the proportionate share of fees and expenses incurred in preserving, protecting and advancing the rights of the parties to the Farmout lands totaling $101,000 in Canadian funds, 2) a declaration that the plaintiffs by Counterclaim are entitled to set off the amount of any judgment in favor of the defendant by Counterclaim against the amounts found to be owing to them, 3) a declaration that the Farmout Agreement be terminated, 4) interest, 5) such further and other relief as the court deems just, and 6) costs of the action.

The Company is defending all of the above legal actions and believes that at their conclusion that the Company and its subsidiaries will be cleared of any potential liabilities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

You should read the following discussion and analysis in conjunction with our financial statements and related notes. For the purpose of this discussion, unless the context indicates another meaning, the terms the “Company”, “we”, “us” and “our” refer to Deep Well Oil & Gas, Inc. and its subsidiaries. All statements contained herein that are not historical facts, including, but not limited to, statements regarding the Company’s current business strategy, the Company’s projected sources and uses of cash, and the Company’s plans for future development and operations, are based upon current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital to finance the Company’s business plans on terms satisfactory to the Company; competitive factors; changes in labor, equipment and capital costs; changes in regulations affecting the Company’s business; future acquisitions or strategic partnerships; general business and economic conditions; and factors described from time to time in the reports filed by the Company with the Securities and Exchange Commission. The Company cautions readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Litigation Reform Act of 1995 and, as a result, are pertinent only as of the date made.

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

Operations

The Company and its subsidiaries beneficially own an 80% working interest in 57 contiguous sections of oil sands leases and 6.5 sections of oil sands permits in the Sawn Lake block of the Peace River Oil Sands area located in Alberta, Canada. The Company has retained an additional 40% working interest in another 6 sections of which Signet Energy Inc. has earned 40% from the Company. The leases and permits cover 43,964 gross acres or 17,792 gross hectares. The remaining working interest partners are Andora Energy Corporation (herein after referred to as “Andora”) with a 10% working interest and 1132559 Alberta Ltd. with a 10% working interest. Andora is a subsidiary of Pan Orient Energy Corp. who was the previous owner of their 10%.

On February 25, 2005, we entered into a farmout agreement with Signet Energy Inc. (formerly “Surge Global Energy (Canada) Ltd” herein after referred to as “Signet”. This agreement allowed Signet to earn up to a 40% working interest in the farmout lands (50% of the Company’s share). Among other things the agreement called for Signet to drill 10 wells, pay the Company a $2,000,000 prospect fee and give us 33.33% of the outstanding shares of Surge on the day the agreement was signed. On November 15, 2005, the Company and its farmout partner Signet amended the farmout agreement and further agreed to acknowledge the original farmout agreement. In accordance with the farmout agreement, Signet, must drill 10 wells, based on a rolling option to drill, prior to February 25, 2008, at no cost to the Company, to fully earn their 40% working interest in the project. In addition, the Company owns approximately 17.84% of the common shares of its farmout partner Signet. Under the farmout agreement with Signet, notice to the Company of Signet’s intent to drill the next option well was due by December 16, 2006, and accordingly, Signet’s right to earn additional interest in the Sawn Lake acreage from the Company has expired.

A total of three horizontal wells were drilled on the Sawn Lake Property during 2005 and 2006 and a fourth location was prepared for drilling as follows:

The 1st test well drilled under the farmout agreement (at surface location 1-36-091-13W5) was successfully drilled and cased in late October of 2005. This horizontal well was drilled to a total length of 1,583 meters with a vertical depth of 752 meters within the Bluesky oil sands zone. On March 23, 2006 our farmout partner and operator, Signet, announced that the first horizontal test well on our Sawn Lake property had been drilled and the reservoir had tested positive for cold flow crude oil pumping capability. Initial test results by third parties have concluded that the initial oil samples taken early in the flow period had been analyzed and determined to be 10.7 degree API with 3.1% sulphur. As part of the November 15, 2005 Settlement, the Company granted Signet a 40% interest in 6 sections, pertaining to the first well drilled at Sawn Lake. Currently the well has been suspended for further evaluation.

The 2nd well drilled under the farmout agreement (at surface location 4-32-091-12W5) began drilling on August 13, 2006. This was the first of three additional wells that Signet was to drill over the next 90 days in the Bluesky Formation of the Sawn Lake area. This horizontal well was successfully drilled and cased in August 2006 to a total length of 1,461 meters with a vertical depth of 668 meters within the Bluesky oil sands zone. Subsequent to the drilling and logging operations, tubing was run in preparation for potential Bluesky oil production. As reported by our farmout partner and operator, the well evaluation of the log analysis confirmed 23 meters of net oil pay, average oil saturation of 78 percent, API gravity in the range of 6.7 to 7.6 degrees, permeability of up to 8 Darcies, average porosity of 30% and viscosity between 263,000 and 475,000 centistokes extrapolated at 20 degrees Celsius and between 4.6 and 5.35 centistokes extrapolated at 250 degrees Celsius. The operator reported to us that the initial production tests for cold flow pumping capability were negative. Currently the well has been suspended for further evaluation.

The 3rd well drilled under the farmout agreement (at surface location 7-30-091-12W5) began drilling on August 31, 2006. This was the second of three additional wells that Signet was to drill over the next 90 days in the Bluesky Formation of the Sawn Lake area. This horizontal well was successfully drilled and cased in September 2006 to a total length of 1,437 meters with a vertical depth of 654 meters within the Bluesky oil sands zone. As reported by our farmout partner and operator, the well evaluation of the log analysis confirmed 22 meters of net oil pay, average oil saturation of 68 percent, API gravity in the range of 6.2 to 6.8 degrees, permeability of up to 8 Darcies, average porosity of 30% and viscosity of 290,000 centistokes extrapolated at 18 degrees Celsius 7.93 centistokes extrapolated at 250 degrees Celsius.The operator reported to us that the initial production tests for cold flow pumping capability were negative. Currently the well has been suspended for further evaluation.

The proposed 4th well to be drilled under the farmout agreement at surface location 13-29-091-12W5 was not drilled since it was determined by the operator that it would not provide any additional geological information in its delineation of the Sawn Lake Reservoir beyond that of the two recently drilled wells in the same vicinity.

On October 12, 2006 the 4-32 and 7-30 wells along with the 1-36 well were suspended. Signet had undertaken a mapping of the reservoir to assist in its delineation for any future development of the Sawn Lake property. The first three wells were drilled in the most heavily documented portion of the Sawn Lake lands. Although, as indicated by Signet, the preliminary results from the last 2 wells indicated a lack of cold flow production from well 4-32 and 7-30, the compartmentalized nature of the reservoir and varying characteristics of these compartments may show different results with further evaluation.

In December 2006, the Company notified Signet that it was disputing Signet earning an additional 12 sections, as a result of drilling the 2nd and 3rd wells, because Signet failed to properly complete the wells by not conducting the production testing as reasonably required under the farmout agreement. The farmout agreement states that the sustained production test must be of sufficient duration to establish to the Farmor’s reasonable satisfaction the initial productivity of the earning well. Signet’s view is that it has earned the 12 sections pursuant to the terms of the farmout agreement. These 12 sections are subject to selection in accordance with the provisions of the farmout agreement.

Events since the last 10-KSB

•	On April 5, 2007 the Company completed the acquisition of 100% of Northern Alberta Oil Ltd.’s preferred shares.
•	On May 25, 2007 the Company raised $2,000,000 through a private placement.
•	On June 22, 2007 the Company raised $5,000,000 through a private placement.
•	On July 11, 2007 the Company raised $194,000 through a private placement.
•	On September 7, 2007 the claims of Star Capital Inc. were dismissed in its entirety against the Company pursuant to an Order granted by the court.
•
On September 11, 2007 the Company exercised its dissenting rights at Signet’s special meeting of shareholders held in Calgary, Alberta with respect to the proposed arrangement between Signet and Andora Energy Corporation.

•	On October 1, 2007 the Company retained the consulting services of Mr. Edward A. Howard a Geologist and Palynologist to assist in the exploitation and development of the Company’s Sawn Lake Project.

Plan of Operations over the next 12 months

The Company’s current and near term development plan is to use the funds recently acquired to execute the Company’s plan of development for the Sawn Lake Project. The first stage of the plan will include updated well testing, analysis and engineering study. The Company expects to execute a 2 to 3 well winter drilling program. The focus of the Company’s drilling program is to further define the heavy oil reservoir to determine the best technology under which oil can be produced from the Sawn Lake project in order to initiate production to generate an early positive cash flow.

Reorganization and Raising Capital

On February 19, 2003 the Company filed a Petition for Relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court in and for the Eastern District of New York titled In re: Allied Devices Corporation, et al., Chapter 11, Case No. 03-80962-511 (the “Bankruptcy Action”). On September 10, 2003, after notice to all creditors and a formal hearing, U.S. Bankruptcy Judge Melanie L. Cyganowski issued an “Order Confirming Liquidating Plan of Reorganization” in the Bankruptcy Action. In conjunction with that Bankruptcy Order, the Company’s liabilities, among other things, were paid off and extinguished.

The Company has the funds anticipated to complete its near term business plan. In addition to the cash in the bank the Company expects to receive significant cash by virtue of the fact that the Company exercised its dissenting rights, in regards to the Andora Energy Corporation’s acquisition of Signet on September 11, 2007, for its 17.84% of Signet’s issued and outstanding shares. We anticipate that, if needed, we will raise funds during the next twelve months through private placements of our common stock under exemptions from the registration requirements provided by Canadian, United States and state and provincial securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. We also note that if we issue more shares of our common stock, then our stockholders may experience dilution in the value per share of their common stock. We may not be able to raise sufficient funding from stock sales for long term operations and, if so, we may be forced to delay our business plans until adequate funding is obtained. We believe debt financing will not be an alternative for funding in the exploration stage of our Company due to the risky nature of business. The lack of tangible assets, until such time as an economically viability can be demonstrated, places debt financing beyond the credit-worthiness required by most lenders.

Significant Changes in Number of Employees

The Company currently has one full time employee, two part time employees and four prime subcontractors. We expect to hire from time to time, independent consultants and contractors during the stages of implementing our plans.

On October 1, 2007 the Company entered into a Consulting Agreement, effective September 20, 2007, with Mr. Edward A. Howard, a Geologist and Palynologist with over 40 years of heavy oil experience, to assist in the further exploitation and development of the Company’s Sawn Lake project.

Mr. Cyrus James Spaulding, Chief Operating Officer of Northern Alberta Oil Ltd. a wholly owned subsidiary of Deep Well Oil & Gas, Inc., resigned from his position as an officer of the Company, effective September 21, 2007. Mr. Spaulding’s existing employment agreement with the Company has been terminated in connection with his resignation.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 3. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of our fiscal quarter ended December 31, 2004, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as amended was carried out by our management with the participation of our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that as of the end of the reported quarter, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended December 31, 2004, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Star Capital Inc. vs. Deep Well Oil & Gas, Inc. et al

On September 7, 2007 the claims of Star Capital Inc. were dismissed in its entirety against the Company pursuant to an Order granted by the court. Star Capital Inc.’s claims were originally filed with the Court of Queen’s Bench of Alberta in the Judicial District of Calgary pursuant to an Originating Notice of Motion which was filed on December 21, 2006 and a Amended Originating Notice which was filed on March 29, 2007 against Deep Well, Deep Well Alberta, Northern and some of the directors of Deep Well and its subsidiaries in addition to other individuals as set out in its Amended Originating Notice. An Agreement and Mutual Release was later agreed upon by the parties.

Signet Energy, Inc. vs. Deep Well Oil & Gas, Inc., Northern Alberta Oil Ltd., Deep Well Oil & Gas (Alberta) Ltd.

On June 1, 2007 Signet Energy, Inc. (herein after referred to as “Signet”) filed against us with a Statement of Claim filed in Court of Alberta, District of Calgary. The plaintiff claims that the defendants must pay all rentals and other payments required to maintain the farmout lands in good standing. The plaintiff further claims that they paid all rentals and other amounts required to maintain the farmout land in good standing on behalf of the defendants and invoiced the defendants for the rental amounts and that the defendants refused or neglected to reimburse their proportionate share of the rental amounts and therefore the defendants have been enriched to the detriment of the plaintiff by the payment of the rental amounts. The plaintiff seeks, 1.) payment in full of $63,269.12 in Canadian funds for the rental amounts owed, 2.) interest, and 3.) costs of the action, and 4.) such further and other relief as the court deems just.

On June 25, 2007 the Company served Signet with a Statement of Defence and Counterclaim issued in the Alberta Court District of Calgary. The defendants state in their defence that, 1.) any and all such expenditures are required to be approved in advance, 2.) no such approval was given, and that the plaintiff has failed to properly account to the defendants for all such expenditures made, 3.) the amount for which the plaintiff is entitled to reimbursement is approximately $40,000 in Canadian funds, and 4.) if the plaintiff is indebted to the defendants in an amount in excess of the amount claimed by the plaintiff then the defendants are entitled to set off against any amounts that may be owed to the plaintiff. The defendants by counterclaim seek, 1.) the proportionate share of fees and expenses incurred in preserving, protecting and advancing the rights of the parties to the farmout lands totaling $101,000 in Canadian funds, 2.) a declaration that the plaintiffs by Counterclaim are entitled to set off the amount of any judgment in favor of the defendant by Counterclaim against the amounts found to be owing to them, 3.) a declaration that the farmout agreement be terminated, 4.) interest, 5.) such further and other relief as the court deems just, and 6.) costs of the action.

The Company plans to vigorously defend itself against the claims.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

On April 5, 2007 Northern became a 100% wholly owned subsidiary of Deep Well as a result of the Company issuing 5,400,000 common shares of Deep Well, in exchange for the remaining 180,000 of outstanding preferred shares of Northern. On June 7, 2005, Deep Well entered into certain share exchange agreements (the “Agreements”) with the shareholders of Northern pursuant to which Deep Well previously acquired 100% of the issued and outstanding common shares of Northern, and incorporated herein by reference as exhibit 10.3. In addition, pursuant to the Agreements, Deep Well received options to acquire, in exchange for shares of common stock of Deep Well, 100% of the issued and outstanding preferred shares of Northern, while the holders of such preferred shares received the right to require the Company to purchase such preferred shares in exchange for shares of common stock of Deep Well. As of April 5, 2007 all of the holders of such preferred shares of Northern have exercised their options in exchange for restricted shares of common stock of Deep Well. In accordance with the terms and conditions of the Agreements, Deep Well has now completed the acquisition of acquiring 100% of the preferred shares of Northern in exchange for 12,975,000 restricted common stock of Deep Well. In connection therewith, Deep Well had previously disclosed the issuance of 7,575,000 shares of its restricted common stock to acquire the Northern preferred shares as disclosed in the previously filed 10-KSB. The restricted shares of common stock of Deep Well, issued in exchange for the Northern preferred shares, the shares were issued pursuant to Section 4(2) of the 1993 Act.

On July 11, 2007 the Company completed a private placement of 323,333 units at a price of $0.60 per unit for $194,000. Each unit consists of one common share and one common share purchase warrant and another twelve one-hundredths common share purchase warrant (“Special Warrant”). Each warrant entitles the holder to purchase one additional common share at a price of $0.90 per common share for a period of three years from the date of closing. Each Special Warrant entitles the holder to purchase a common share at a price of $1.20 for a period of five years from the date of closing. The exercise price of the warrants and the Special Warrants will be adjusted from time to time upon the occurrence of certain events, as provided in the warrants. The warrants expire on July 11, 2010 and the Special Warrants expire on July 11, 2012. In connection with the private placement a finder’s fee of $9,700 was paid. The units were issued pursuant to Regulation S under the Securities Act of 1933, as amended (the “1933 Act”). Form of Subscription Agreement filed herewith as exhibit 10.7, form of Warrant filed herewith as exhibit 4.1, form of Special Warrant filed herewith as exhibit 4.2

In September 2007, as a result of the issuance of common stock on May 25, 2007 and pursuant to a Security Purchase Agreement and Form of Warrant dated March 10, 2005 entered into by and among the Company and two accredited investors (the “Warrant Holders”), incorporated herein by reference as exhibit 10.4, the Company issued an adjustment to the Warrant Holders. The original Warrant dated March 10, 2005 contained a price adjustment if the Company sells, issues or grants additional shares of its common stock at a price per share less than the exercise price. In the event of a price adjustment, the number of shares exercisable under the Warrant would also increase. Therefore, the exercise price of the original Warrant has been adjusted from $0.50 to $0.40 per common share. The Company has granted the Warrant Holders new warrants to purchase 984,375 shares of the Company's common stock at an adjusted exercise price of $0.40 per share under the same terms as the original Warrant. Form of adjusted Warrant filed herewith as exhibit 4.3.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

(a)  Information Required To Be Disclosed In A Report On Form 8-K, But Not Reported

Deep Well reported all information that was required to be disclosed during the fourth quarter of the fiscal year covered by this Form 10-QSB in a report on Form 8-K or a subsequent 10-KSB. Subsequent events not yet reported on Form 8-K are as follows:

Subsequent Events Not Reported on Form 8-K

On November 15, 2004, the company entered into an employment agreement with Mr. John Brown paying him $10,000 Canadian per month for services to the Company as Chief Operating Officer. Mr. John Brown served as Deep Well’s Chief Operating Officer from February 9, 2004 to June 7, 2004. Employment Agreement incorporated herein by reference as exhibit 10.1.

On December 9, 2004 Deep Well signed a Joint Operating Agreement with 1132559 Alberta Ltd. (herein after referred to as “1132559”) under which 1132559 acquired a 10% working interest from Pan Orient in the joint lands covering 3 Peace River Oil Sands Development leases, totaling 31 sections. Joint Operating Agreement incorporated herein by reference as exhibit 10.2.

On April 3, 2006 the Board granted Mr. David Roff 375,000 options to acquire common shares as a director of the Company, and incorporated herein by reference as exhibit 10.6. The exercise price of such options is $0.71 per share. The maximum number of shares which may be reserved for issuance under the Stock Option Plan (the “Plan”) may not exceed 10% of the Company’s issued and outstanding common shares, subject to adjustment as contemplated by the Plan, and incorporated herein by reference as exhibit 10.5. The aggregate number of common shares with respect to which options may be granted to any one person (together with their associates) in any one year, together with all other incentive plans of the Company, may not exceed 500,000 common shares, and in total may not exceed 2% of the total number of common shares outstanding. Such options will vest according to the following schedule:

•	75,000 of such options vested immediately upon grant;
•	100,000 of such options will vest on June 29, 2006;
•	100,000 of such options will vest on June 29, 2007; and
•	100,000 of such options will vest on June 29, 2008.

On April 5, 2007 pursuant to an exercise option agreement the Company issued 5,400,000 common shares, in exchange for 180,000 of outstanding preferred shares of Northern. As of this date all Northern preferred shares have been converted into Deep Well common shares resulting in Deep Well owning 100% of Northern preferred shares in addition to 100% of all other issued equity of Northern. As a result of this issuance, Northern became a 100% wholly owned subsidiary of Deep Well, as a result of the Company issuing 5,400,000 common shares of Deep Well, in exchange for the remaining 180,000 of outstanding preferred shares of Northern. On June 7, 2005, Deep Well entered into certain share exchange agreements (the “Agreements”) with the shareholders of with Northern pursuant to which Deep Well previously acquired 100% of the issued and outstanding common shares of Northern, and incorporated herein by reference as exhibit 10.3. In addition, pursuant to the Agreements, Deep Well received options to acquire, in exchange for shares of common stock of Deep Well, 100% of the issued and outstanding preferred shares of Northern, while the holders of such preferred shares received the right to require the Company to purchase such preferred shares in exchange for shares of common stock of Deep Well. As of April 5, 2007 all of the holders of such preferred shares of Northern have exercised their options in exchange for restricted shares of common stock of Deep Well. In accordance with the terms and conditions of the Agreements, Deep Well has now completed the acquisition of acquiring 100% of the preferred shares of Northern in exchange for 12,975,000 restricted common stock of Deep Well. In connection therewith, Deep Well had previously disclosed the issuance of 7,575,000 shares of its restricted common stock to acquire the Northern preferred shares as previously disclosed in the previously filed 10-KSB. The restricted shares of common stock of Deep Well, issued in exchange for the Northern preferred shares, the shares were issued pursuant to Section 4(2) of the 1993 Act.

On June 1, 2007 Signet Energy, Inc. filed against Deep Well Oil & Gas, Inc., Northern and Deep Well Alberta with a Statement of Claim filed in Court of Alberta, District of Calgary. The plaintiff claims that the defendants must pay all rentals and other payments required to maintain the farmout lands in good standing. The plaintiff further claims that they paid all rentals and other amounts required to maintain the farmout land in good standing on behalf of the defendants and invoiced the defendants for the rental amounts and that the defendants refused or neglected to reimburse their proportionate share of the rental amounts and therefore the defendants have been enriched to the detriment of the plaintiff by the payment of the rental amounts. The plaintiff seeks, 1.) payment in full of $63,269.12 in Canadian funds for the rental amounts owed, 2.) interest, and 3.) costs of the action, and 4.) such further and other relief as the court deems just.

On June 25, 2007 the Company served Signet with a Statement of Defence and Counterclaim issued in the Alberta Court District of Calgary. The defendants state in their defence that, 1.) any and all such expenditures are required to be approved in advance, 2.) no such approval was given, and that the plaintiff has failed to properly account to the defendants for all such expenditures made, 3.) the amount for which the plaintiff is entitled to reimbursement is approximately $40,000 in Canadian funds, and 4.) if the plaintiff is indebted to the defendants in an amount in excess of the amount claimed by the plaintiff then the defendants are entitled to set off against any amounts that may be owed to the plaintiff. The defendants by counterclaim seek, 1.) the proportionate share of fees and expenses incurred in preserving, protecting and advancing the rights of the parties to the farmout lands totaling $101,000 in Canadian funds, 2.) a declaration that the plaintiffs by Counterclaim are entitled to set off the amount of any judgment in favor of the defendant by Counterclaim against the amounts found to be owing to them, 3.) a declaration that the farmout agreement be terminated, 4.) interest, 5.) such further and other relief as the court deems just, and 6.) costs of the action.

On July 11, 2007 the Company completed a private placement of 323,333 units at a price of $0.60 per unit for $194,000. Each unit consists of one common share and one common share purchase warrant and another twelve one-hundredths common share purchase warrant (“Special Warrant”). Each warrant entitles the holder to purchase one additional common share at a price of $0.90 per common share for a period of three years from the date of closing. Each Special Warrant entitles the holder to purchase a common share at a price of $1.20 for a period of five years from the date of closing. The exercise price of the warrants and the Special Warrants will be adjusted from time to time upon the occurrence of certain events, as provided in the warrants. The warrants expire on July 11, 2010 and the Special Warrants expire on July 11, 2012. In connection with the private placement a finder’s fee of $9,700 was paid. The units were issued pursuant to Regulation S under the Securities Act of 1933, as amended (the “1933 Act”). Form of Subscription Agreement filed herewith as exhibit 10.7, form of Warrant filed herewith as exhibit 4.1, form of Special Warrant filed herewith as exhibit 4.2

In September 2007 as a result of the issuance of common stock on May 25, 2007 and pursuant to a Security Purchase Agreement and Form of Warrant dated March 10, 2005 entered into by and among the Company and two accredited investors (the “Warrant Holders”), incorporated herein by reference as exhibit 10.4, the Company issued an adjustment to the Warrant Holders. The original Warrant dated March 10, 2005 contained a price adjustment if the Company sells, issues or grants additional shares of its common stock at a price per share less than the exercise price. In the event of a price adjustment, the number of shares exercisable under the Warrant would also increase. Therefore, the exercise price of the original Warrant has been adjusted from $0.50 to $0.40 per common share. The Company has granted the Warrant Holders new warrants to purchase 984,375 shares of the Company's common stock at an adjusted exercise price of $0.40 per share under the same terms as the original Warrant. Form of adjusted Warrant filed herewith as exhibit 4.3.

On September 7, 2007 the claims of Star Capital Inc. were dismissed in its entirety against the Company pursuant to an Order granted by the court. Star Capital Inc.’s claims were originally filed with the Court of Queen’s Bench of Alberta in the Judicial District of Calgary pursuant to an Amended Originating Notice which was filed on March 29, 2007 against Deep Well, Deep Well Alberta, Northern and some of the directors of the Company and its subsidiaries in addition to other individuals as set out in its Amended Originating Notice. An Agreement and Mutual Release was later agreed upon by the parties.

On September 21, 2007 Mr. Cyrus James Spaulding, Chief Operating Officer of Northern a wholly owned subsidiary of Deep Well, resigned from his position as an officer of the Company. Mr. Spaulding’s existing employment agreement with the Company has been terminated in connection with his resignation. Mr. Spaulding has retained his position as Director of the Company.

On October 1, 2007 the Company through its wholly-owned subsidiary, Northern entered into a Consulting Agreement, filed herewith as exhibit 10.8, effective September 20, 2007, with R.N. Dell Energy Ltd. (hereinafter referred to as “Contractor”), whose primary consultant is Mr. Edward A. Howard, to assist Northern in the further exploitation and development of Deep Well’s Sawn Lake project. Under the terms of the Consulting Agreement, the Contractor will be paid $17,700 Canadian per month in cash, options to purchase shares of Deep Well’s common stock and reimbursement of certain expenses incurred by the Contractor. On September 28, 2007 the Board of Directors of the Company granted options to R.N. Dell Energy Ltd. as a contractor of the Company through its subsidiary Northern to acquire 240,000 common shares of the Company at the exercise price of $0.47 per common share (being the closing price as of the day before the discussions with the Contractor) which shall be vested at a rate of 20,000 common shares per month commencing October 31, 2007 so long as the Contractor continues to provide consulting services on such vesting dates, filed herewith as exhibit 10.9 Also, on September 28, 2007 the Board of Directors of the Company granted options to a certain employee to acquire 36,000 common shares of the Company at the exercise price of $0.47 per common share, of which 8,000 shall be vested immediately and 28,000 shall be vested at a rate of 2,000 common shares per month commencing September 30, 2007 so long as the employee continues to provide employment services on such vesting dates, filed herewith as exhibit 10.10

(b)  Item 407(c)(3)of Regulation S-B (§228.407 of this chapter)

The Company currently does not have a nominating committee. The entire Board of Directors of the Company participates in the consideration of director nominees, therefore, fulfilling the role of a nominating committee. It is anticipated that in preparation for the Company’s next Shareholder’s meeting that it will accept shareholder proposals for nominations to the Board of Directors. Any such proposal must comply with the proxy rules under the Exchange Act, including Rule 14a-8.

ITEM 6. EXHIBITS

Exhibit No.	Description
4.1	Form of Warrant issued pursuant to the Subscription Agreement dated July 11, 2007 by and among the Company with two investor related to the Private Placement offering, and filed herewith.

4.2	Form of Special Warrant issued pursuant to the Subscription Agreement dated July 11, 2007 by and among the Company with two investor related to the Private Placement offering, and filed herewith.

4.3
Form of adjusted Warrant issued in September 2007 pursuant to the original Warrant dated March 10, 2005 by and among the Company with two investors related to the Securities Purchase Agreement and Registration Rights Agreement, and filed herewith.

10.1	Employment Letter Agreement by and between Deep Well and John Brown dated November 15, 2004, filed with Form 10-KSB on February 23, 2007, and incorporated herein by reference.

10.2	Joint Operating Agreement dated December 9, 2004 between Deep Well and 1132559 Alberta Ltd., filed with Form 10-KSB on February 23, 2007, and incorporated herein by reference.

10.3
Exchange Agreement between the Company and Northern Alberta Oil Ltd., dated as of July 8, 2004, and filed with Form 8-K on November 5, 2004 and incorporated herein by reference. Form of Amending Agreement, dated as of April 25, 2005 and Form of Termination, Option and Put Agreement, both filed with Form 8-K on June 10, 2005, and incorporated herein by reference.

10.4	Form of Securities Purchase Agreement and Registration Rights Agreement dated March 10, 2005, by and among two investors, filed with Form 8-K on March 14, 2005, and incorporated herein by reference.

10.5	Deep Well Oil & Gas, Inc. Stock Option Plan (“The Plan”), effective November 28, 2005, filed with Form 8-K on March 3, 2006, and incorporated herein by reference.

10.6	Form of Non-Qualified Stock Option Agreement issued to Director on April 3, 2006, filed with Form 10-KSB on February 23, 2007, and incorporated herein by reference.

10.7	Form of Subscription Agreement dated July 11, 2007 by and among the Company with two investors related to the Private Placement offering, and filed herewith.

10.8	Consulting agreement by and between Northern Alberta Oil Ltd. and R.N. Dell Energy Ltd., effective September 20, 2007, and filed herewith.

10.9	Non-Qualified Stock Option Agreement issued to Contractor effective September 20, 2007, and filed herewith.

10.10	Non-Qualified Stock Option Agreement issued to Employee effective September 20, 2007, and filed herewith.

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEEP WELL OIL & GAS, INC.

By	/s/ Horst A. Schmid
Dr. Horst A. Schmid
Chief Executive Officer and President
(Principal Executive Officer)

Date	October 29, 2007

By	/s/ Curtis Sparrow
Mr. Curtis Sparrow
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date	October 29, 2007