Form 10QSB
period 2005-03-31
DEEP WELL OIL & GAS INC
filed 2007-11-07
CIK 869495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DEEP WELL OIL & GAS, INC.
(Exploration Stage Company)
(Unaudited)
Balance Sheet
March 31, 2005

	March 31, 2005	September 30, 2004
ASSETS
Current Assets
Cash	$37,527	$499,765
Accounts receivable	40,330	17,879
Prepaid expenses	16,607	34,641
	94,464	552,285

Loans receivable - related parties (Note 6)	1,060,905	119,790
Oil and gas properties (Note 3)	111,392	111,392

	$1,266,761	$783,467

LIABILITIES
Current Liabilities
Accounts payable	$155,132	$64,500
Accounts payable - related parties (Note 6)	154,285	128,525
Notes and accrued interest payable (Note 4)	120,395	111,306
	429,812	304,331

Loan payable - related parties	104,757	—
Convertible debenture (Note 5)	1,021,105	1,004,890

	1,555,674	1,309,221

STOCKHOLDERS’ EQUITY
Common Stock:
Authorized: 300,000,000 shares at $0.001 par value
Issued and outstanding: 33,111,468 shares
(September 2004 - 31,236,468)	33,111	31,236
Additional paid in capital	751,889	18,764
Deficit (dated September 10, 2003)	(1,073,913)	(575,754)
	(288,913	(525,754)
	$1,266,761)	$783,467

See accompanying notes to the financial statements

Approved on behalf of the Board

/s/ Horst A. Schmid	/s/ Curtis Sparrow
Director	Director

DEEP WELL OIL & GAS, INC.
(Exploration Stage Company)
(Unaudited)
Statement of Operations
For the Three and Six Months Ended March 31, 2005 and 2004

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	Six Months Ended March 31, 2005	Six Months Ended March 31, 2004
Revenue	$—	$—	$—	$—

Expenses
Administrative	284,889	30,430	447,782	54,440

Loss from operations	(284,889)	(30,430)	(447,782)	(54,440)

Other income and expenses
Gain on settlement of debt	—	24,866		24,866
Interest income	1,560	—	1,560	—
Interest expense	(51,156)	—	(51,937)	—

	(49,596)	24,866	(50,377)	24,866

Net loss	$(334,485)	$(5,564)	$(498,159)	$(29,574)

Net Loss Per Common Share
Basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.00)

Weighted Average Outstanding Shares
– stated in 1,000’s
Basic	33,111	12,337	33,111	12,337

See accompanying notes to the financial statements

DEEP WELL OIL & GAS, INC.
(Exploration Stage Company)
(Unaudited)
Statement of Shareholders’ Equity
From Inception, September 10, 2003 to March 31, 2005

	Common Shares		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at September 10, 2003	991,912	$992	$(992)	$—	$—

Issuance of common stock pursuant to
bankruptcy agreement September 10, 2003	36,019,556	36,019	13,981	—	50,000

Net operating loss for the period
September 10 to September 30, 2003	—	—	—	(50,000)	(50,000)

Return and cancellation of common shares	(5,775,000)	(5,775	5,775	—	—

Net operating loss for the year ended
September 30, 2004	—	—	—	(525,754)	(525,754)

Balance at September 30, 2004	31,236,468	31,236	18,764	(575,754)	(525,754)

Net loss for the period	—	—	—	(163,674)	(163,674)

Balance at December 31, 2004	31,236,468	31,236	18,764	(739,428)	(689,428)

Issuance of common stock pursuant to
a private placement agreement dated
March 10, 2005
- Shares	1,875,000	1,875	527,940	—	529,815
- Warrants (750,000)	—	—	205,185	—	205,185

Net loss of the period	—	—	—	(334,485)	(334,485)

Balance at March 31, 2005	33,111,468	$33,111	$751,889	$(1,073,913)	$(288,913)

See accompanying notes to the financial statements

DEEP WELL OIL & GAS, INC.
(Exploration Stage Company)
(Unaudited)
Statement of Cash Flows
For the Six Months Ended March 31, 2005 and 2004

	Six Months Ended March 31, 2005	Six Months Ended March 31, 2004
Cash Provided by (Used in):

Operating Activities
Net loss	$(498,159)	$(29,573)
Items not affecting cash:
Net changes in non-cash working capital (Note 8)	111,975	4,573

	(386,184)	(25,000)

Investing Activities
Loan advance (repayment) - related parties	(836,358)	25,000

Financing Activities
Note payable advance	9,089	—
Convertible debenture advance	16,215	—
Proceeds from issuance from common stock	735,000	—

	760,304	—

Increase (decrease) in cash	(462,238)	—

Cash, beginning of period	499,765	—

Cash, end of period	$37,527	$—

Supplemental Cash Flow Information:
Interest expense	$51,937	$—

See accompanying notes to the financial statements

DEEP WELL OIL & GAS, INC.
(Exploration Stage Company)
(unaudited)
Notes to Financial Statements
March 31, 2005

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

At March 31, 2005, the income tax benefits are unknown because of a substantial change in shareholders.

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

3. Oil and Gas Properties

The Company has acquired an 80% interest in three oil and gas properties, after a farmout agreement on February 25, 2005, the Company's interest could be reduced to 40%. The three properties are located in North Central Alberta, Canada with a life of 15 years for $111,392. The terms include certain commitments related to oil sand leases which require the payments of rents as long as the leases are non-producing. As of March 31, 2005, the payments due under this commitment are as follows:

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

This consists of comparing the carrying value of the asset with the asset's expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows represent management's best estimate based on reasonable and supportable assumptions. Proven oil and gas properties are reviewed for impairment on a field-by-field basis. In addition, management evaluates the carrying value of non-producing properties and may deem them impaired for lack of drilling activities. No impairment losses were recognized for the six months ended March 31, 2005 (2004 - $nil).

Capitalized costs of proved oil and gas properties are depleted using the unit-of-production method when the property is placed in production.

Substantially all of the Company's oil and gas activities are conducted jointly with others. The accounts reflect only the Company's proportionate interest in such activities.

4. Notes and Accrued Interest Payable

The Company has loans outstanding of $120,395 due on demand bearing interest at 12%, which includes accrued interest payable to March 31, 2005.

5. Convertible Debenture

Convertible debenture

Convertible debenture	$1,021,105

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

Each warrant is convertible to one common share. The common shares have a par value of $0.001 and the warrants are convertible as follows:

•  October 6, 2004 to September 6, 2005 at $1.00 per warrant

•  September 7, 2005 to September 6, 2006 at $1.50 per warrant

•  September 7, 2006 to September 6, 2007 at $2.00 per warrant

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

6. Significant Transactions With Related Parties

Officers, directors, their families, and their controlled entities, have acquired 25% of the Company's outstanding common capital stock. Accounts payable - related parties of $154,285 results from directors fees and expenses paid for the Company. The amounts due are unsecured, non-interest bearing and have no fixed terms of repayment.

The Company has demand loans due from related parties of $1,060,905, which bear no interest.

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

In connection with the stock split the Company increased its authorized common shares in proportion to the forward stock split. The Company authorized common stock after the forward stock split consists of 100,000,000 shares of common stock. Prior to the split, the Company was authorized to issue 50,000,000 shares of common stock. In connection with the forward split, the Company amended its articles of incorporation with the state of Nevada. The Company did not obtain a shareholder vote of the forward stock split and a shareholder vote was not required by Nevada law.

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

The Settlement Agreement provides, without any party acknowledging any liability, for:

•	the amendment of the SPA to delete certain restrictions on the Company's ability to enter into any future financing;

•	the termination of the RRA;

•
the issuance to the Investors of an aggregate of 1,600,000 (one million six hundred thousand) shares of common stock of the Company (the "Shares"), including the granting of certain piggyback registration rights related thereto; and

•	the full and final settlement of all existing or potential claims between the Company and the Investors arising under the SPA and the RRA.

8. Changes in Non-Cash Working Capital

	Six Months	Six Months
	Ended	Ended
	March 31, 2005	March 31, 2004
Accounts receivable	$(22,451)	$(6,995)
Prepaid expenses	18,034	—
Accounts payable	116,392	11,568
	$111,975	$4,573

9. Subsequent Event - Acquisition of Northern Alberta Oil Ltd.

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

As the transaction was not completed until June 7, 2005 Northern's operations have not been included with Deep Well at March 31, 2005.

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

	Deep Well Oil & Gas, Inc.	Northern Alberta Oil Ltd.	Pro Forma Adjustments	Notes	Pro Forma Consolidated Total
BALANCE SHEETS
Assets
Current assets	$94,464	$57,599	$—		$152,063
Oil and gas properties	111,392	965,808	3,270,723	a)	4,347,923
Loans receivable	1,060,905	217,600	(415,274)	b)	863,231

	$1,266,761	$1,241,007	$2,855,449		$5,363,217

Liabilities
Current and long term liabilities	$1,555,674	$1,502,117	$(415,274)	b)	$2,642,517

Shareholders’ Equity	(288,913)	(261,110)	3,270,723	a)	2,720,700

	$1,266,761	$1,241,007	$2,855,449		$5,363,217

Pro forma adjustments

a)	Acquisition of Northern Alberta Oil Ltd.

b)	Inter-company transfers

	Deep Well Oil & Gas, Inc.	Northern Alberta Oil Ltd.	Pro Forma Adjustments	Notes	Pro Forma Consolidated Total
OPERATING STATEMENTS
Expenses
Administrative	$447,782	$934,527	—		$1,382,309
Other income and expense	50,377	4,015	—		54,392

	$498,159	$938,542	—		$1,436,701

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

Sales of Unregistered Securities

On August 12, 2005, the Company completed a private placement of 500,000 units at a price of $0.40 per unit, for $200,000. Each unit consists of one common share and one common share purchase warrant, with each warrant entitling its holder to acquire one share of its common stock at an exercise price of $0.60. The exercise price of the warrants will be adjusted from time to time upon the occurrence of certain events, as provided in the warrants. The warrants expire on August 12, 2008. In addition, on August 12, 2005, pursuant to a Debt Settlement Agreement, one holder of $84,378.40 of the Company's indebtedness exchanged its debt for 210,946 units at a price of $0.40 per unit. Each unit consists of one common share and one common share purchase warrant, with each warrant entitling the holder to acquire one common share of the Company at $0.60 per share. The exercise price of the warrants will be adjusted from time to time upon the occurrence of certain events, as provided in the warrants. The warrants expire on August 12, 2008.

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

Hardie & Kelly vs. Brown et al

On June 2, 2006, Hardie and Kelly, Trustee of the Estate of John Forbes Brown filed against John Forbes Brown, a bankrupt, Diane Lynn McClaflin, 1089144 Alberta Ltd., and Deep Well an Amended Statement of Claim in the Court of Queen's Bench of Alberta Judicial District of Calgary. John Forbes Brown was a former officer and then sub-contractor of Deep Well before and during the time he was assigned into bankruptcy on July 12, 2004. The Plaintiff claims, in addition to other issues unrelated to Deep Well, that John Forbes Brown received 4,812,500 Deep Well shares as a result of his employment in Deep Well and that John Forbes Brown improperly assigned these shares to the numbered company as a ruse entered into on the eve of insolvency by John Forbes Brown in order to facilitate the hiding of assets from his creditors and the trustee of his bankruptcy. The Plaintiff further claims that on August 23, 2004 John Forbes Brown advised the Plaintiff that he in fact owned the above shares and did not disclose this ownership in his bankruptcy statement of affairs filed. The Plaintiff further claims that John Forbes Brown would lodge the said shares with his lawyer until such time as these shares could be transferred to the Plaintiff. The Plaintiff further claims that unbeknownst to them John Forbes Brown surreptitiously removed the shares from his lawyer's office and delivered them to Deep Well so that Deep Well could cancel them. The Plaintiff claims that Deep Well conspired with John Forbes Brown to defraud the creditors of John Forbes Brown by taking receipt and cancelling the said shares. The Plaintiff claims that consideration paid by Deep Well for the said shares was invested in the home owned by John Forbes Brown and his wife. The Plaintiff seeks; (1) an accounting of the proceeds and benefits derived by the dealings of the shares; (2) the home owned by John Forbes Brown and his wife, to be held in trust on behalf of the Plaintiff and an accounting of proceeds related to this trust; (3) the Plaintiff seeks damages from the Defendants because of their actions; (4) a judgement for $15,612,645 Cdn; (5) an order to sell John Forbes Brown's home; and (6) interest and costs.

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

Mr. Cyrus James Spaulding, as an independent contractor under his consulting company, Trebax Projects Ltd. (“Trebax”), resigned from his position as Chief Operating Officer of the Company, effective September 21, 2007. As of the effective date Trebax’s existing consulting agreement has been terminated.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 3. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of our fiscal quarter ended March 31, 2005, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as amended was carried out by our management with the participation of our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that as of the end of the reported quarter, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended March 31, 2005, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 3A(T) CONTROLS AND PROCEDURES

(a)	We are not yet required to furnish the information called for by Item 308T of Regulation S-B.

(b)	Changes in internal control over financial reporting, the company has disclosed this information in Item 3 of Part I above in this Form 10-QSB.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Star Capital Inc. vs. Deep Well Oil & Gas, Inc. et al

On September 7, 2007 the claims of Star Capital Inc. were dismissed in its entirety against the Company pursuant to an Order granted by the court. Star Capital Inc.’s claims were originally filed with the Court of Queen’s Bench of Alberta in the Judicial District of Calgary pursuant to an Originating Notice of Motion which was filed on December 21, 2006 and a Amended Originating Notice which was filed on March 29, 2007 against Deep Well, Deep Well Alberta, Northern and some of the directors of Deep Well and its subsidiaries in addition to other individuals as set out in its Amended Originating Notice. An Agreement and Mutual Release was later implemented upon by the parties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

On April 5, 2007 Northern became a 100% wholly owned subsidiary of Deep Well as a result of the Company issuing 5,400,000 common shares of Deep Well, in exchange for the remaining 180,000 of outstanding preferred shares of Northern. On June 7, 2005, Deep Well entered into certain share exchange agreements (the “Agreements”) with the shareholders of Northern pursuant to which Deep Well previously acquired 100% of the issued and outstanding common shares of Northern, filed with form 8-K on November 5, 2004 and incorporated herein by reference as exhibit 10.6. In addition, pursuant to the Agreements, Deep Well received options to acquire, in exchange for shares of common stock of Deep Well, 100% of the issued and outstanding preferred shares of Northern, while the holders of such preferred shares received the right to require the Company to purchase such preferred shares in exchange for shares of common stock of Deep Well. As of April 5, 2007 all of the holders of such preferred shares of Northern have exercised their options in exchange for restricted shares of common stock of Deep Well. In accordance with the terms and conditions of the Agreements, Deep Well has now completed the acquisition of acquiring 100% of the preferred shares of Northern in exchange for 12,975,000 restricted common stock of Deep Well. In connection therewith, Deep Well had previously disclosed the issuance of 7,575,000 shares of its restricted common stock to acquire the Northern preferred shares as disclosed in the previously filed 10-KSB. The restricted shares of common stock of Deep Well, issued in exchange for the Northern preferred shares, the shares were issued pursuant to Section 4(2) of the 1993 Act.

On July 11, 2007 the Company completed a private placement of 323,333 units at a price of $0.60 per unit for $194,000. Each unit consists of one common share and one common share purchase warrant and another twelve one-hundredths common share purchase warrant (“Special Warrant”). Each warrant entitles the holder to purchase one additional common share at a price of $0.90 per common share for a period of three years from the date of closing. Each Special Warrant entitles the holder to purchase a common share at a price of $1.20 for a period of five years from the date of closing. The exercise price of the warrants and the Special Warrants will be adjusted from time to time upon the occurrence of certain events, as provided in the warrants. The warrants expire on July 11, 2010 and the Special Warrants expire on July 11, 2012. In connection with the private placement a finder’s fee of $9,700 was paid. The units were issued pursuant to Regulation S under the Securities Act of 1933, as amended (the “1933 Act”). Form of Subscription Agreement filed with Form 10-QSB on October 30, 2007 and incorporated herein by reference as exhibit 10.8, form of Warrant filed with Form 10-QSB on October 30, 2007 and incorporated herein by reference as exhibit 4.1, form of Special Warrant filed with Form 10-QSB on October 30, 2007 and incorporated herein by reference as exhibit 4.2

In September 2007, as a result of the issuance of common stock on May 25, 2007 and pursuant to a Security Purchase Agreement and Form of Warrant dated March 10, 2005 entered into by and among the Company and two accredited investors (the “Warrant Holders”), filed with Form 8-K on March 14, 2005 and incorporated herein by reference as exhibit 10.7, the Company issued an adjustment to the Warrant Holders. The original Warrant dated March 10, 2005 contained a price adjustment if the Company sells, issues or grants additional shares of its common stock at a price per share less than the exercise price. In the event of a price adjustment, the number of shares exercisable under the Warrant would also increase. Therefore, the exercise price of the original Warrant has been adjusted from $0.50 to $0.40 per common share. The Company has granted the Warrant Holders new warrants to purchase 984,375 shares of the Company's common stock at an adjusted exercise price of $0.40 per share under the same terms as the original Warrant. Form of adjusted Warrant filed with Form 10-QSB on October 30, 2007 and incorporated herein by reference as exhibit 4.3.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

(a)  Information Required To Be Disclosed In A Report On Form 8-K, But Not Reported

Deep Well reported all information that was required to be disclosed during the second quarter of the fiscal year covered by this Form 10-QSB in a subsequent report on Form 10-KSB. Subsequent events not reported on Form 8-K during the second quarter of the fiscal year covered by this Form 10-QSB but reported in subsequent report on Form 10-KSB are as follows:

Subsequent Events Not Reported on Form 8-K during this quarter covered by this report

On February 25, 2005 Deep Well and Northern signed a Farmout Agreement with Surge Global Energy, Inc. (herein after referred to as “Surge US”) and Signet Energy Inc. (formerly known as Surge Global Energy Canada Ltd., herein after referred to as “Signet”) (collectively, “Surge”). This agreement allowed Signet to earn up to a 40% working interest in the farmout lands (50% of the Company’s share). Among other things the agreement called for Signet to drill 10 wells, pay $2,000,000 (less expenses related to financing) as a prospect fee, payable as ninety percent (90%) to Northern and ten percent (10%) to Deep Well, and grant us 33.33% of the shares of Surge US outstanding on the day the agreement was signed. Filed on form 10-KSB on February 23, 2007 and incorporated herein by reference as exhibit 10.1.

On February 28, 2005 Deep Well, Northern and Surge, mutually agreed that Deep Well would be responsible for the portion of the 6.5% royalty payable by Surge could be liable for on lands earned under the February 25, 2005 Farmout Agreement. This liability could arise by virtue of a royalty agreement between Northern and Nearshore Petroleum Corporation (“Nearshore”) dated December 13, 2003. Nearshore is a private corporation incorporated in Alberta, Canada, and is owned and controlled by Mr. Steven P. Gawne and his wife, Mrs. Rebekah J. Gawne, who each own 50%. Mr. Steven P. Gawne was formerly the President, Chief Executive Officer and Director of Deep Well Oil & Gas, Inc. from February 6, 2004 to June 29, 2005. Filed on form 10-KSB on February 23, 2007 and incorporated herein by reference as exhibit 10.2.

On February 28, 2005 Nearshore, Northern and Surge, mutually agreed that an area of exclusion between Nearshore and Northern was terminated effective February 17, 2005 since the area of exclusion could interfere with the area of mutual interest provisions in the Farmout Agreement with Surge. Filed on form 10-KSB on February 23, 2007 and incorporated herein by reference as exhibit 10.3.

On March 3, 2005 Deep Well, Northern and Surge, mutually agreed by letter amending agreement to extend the payment of the prospect fee under Article 13 of the Farmout Agreement dated February 25, 2005, whereby Surge was granted an extension for payment of the prospect fee to the closing date of March 18, 2005. Filed on form 10-KSB on February 23, 2007 and incorporated herein by reference as exhibit 10.4.

On March 10, 2005 Deep Well, Northern and Surge, mutually agreed by letter amending agreement that Surge US is only a party to the Farmout Agreement for the purposes of Article 14 of the Farmout Agreement dated February 25, 2005. Filed on form 10-KSB on February 23, 2007 and incorporated herein by reference as exhibit 10.5.

On March 10, 2005 Deep Well, Northern and Surge, mutually agreed by letter amending agreement to establish a procedure whereby Signet is to be appointed as the Operator under the Existing Joint Operating Agreements in respect of all Farmout Lands in which Signet earns an interest pursuant to Article 7 of the Farmout Agreement dated February 25, 2005. Filed on form 10-KSB on February 23, 2007 and incorporated herein by reference as exhibit 10.5.

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
4.1
Form of Warrant issued pursuant to the Subscription Agreement dated July 11, 2007 by and among the Company with two investor related to the Private Placement offering, filed with Form 10-QSB on October 30, 2007, and incorporated herein by reference.

4.2
Form of Special Warrant issued pursuant to the Subscription Agreement dated July 11, 2007 by and among the Company with two investor related to the Private Placement offering, filed with Form 10-QSB on October 30, 2007, and incorporated herein by reference.

4.3
Form of adjusted Warrant issued in September 2007 pursuant to the original Warrant dated March 10, 2005 by and among the Company with two investors related to the Securities Purchase Agreement and Registration Rights Agreement, filed with Form 10-QSB on October 30, 2007, and incorporated herein by reference.

10.1
Farmout Agreement dated February 25, 2005 by and between the Company, Deep Well Oil & Gas, Inc., Northern Alberta Oil Ltd., and Surge Global Energy, Inc., Signet Energy, Inc. (formerly known as Surge Global Energy (Canada) Ltd.), filed with Form 10-KSB on February 23, 2007, and incorporated herein by reference.

10.2
Assumption of Liabilities and Indemnity Agreement dated February 28, 2005 by and between Deep Well Oil & Gas, Inc. and Signet Energy, Inc. (formerly known as Surge Global Energy (Canada) Ltd.), filed with Form 10-KSB on February 23, 2007, and incorporated herein by reference.

10.3
Termination Agreement dated February 28, 2005 by and between Nearshore Petroleum Corporation, Northern Alberta Oil Ltd. and Signet Energy, Inc. (formerly known as Surge Global Energy (Canada) Ltd.), filed with Form 10-KSB on February 23, 2007, and incorporated herein by reference.

10.4
Farmout Amending Agreement dated March 3, 2005 by and between the Company, Deep Well Oil & Gas, Inc., Northern Alberta Oil Ltd., and Surge Global Energy, Inc., Signet Energy, Inc. (formerly known as Surge Global Energy (Canada) Ltd.), filed with Form 10-KSB on February 23, 2007, and incorporated herein by reference.

10.5
Two Farmout Amending Agreements dated March 10, 2005 by and between the Company, Deep Well Oil & Gas, Inc., Northern Alberta Oil Ltd., and Surge Global Energy, Inc., Signet Energy, Inc. (formerly known as Surge Global Energy (Canada) Ltd.), filed with Form 10-KSB on February 23, 2007, and incorporated herein by reference.

10.6
Exchange Agreement between the Company and Northern Alberta Oil Ltd., dated as of July 8, 2004, and filed with Form 8-K on November 5, 2004 and incorporated herein by reference. Form of Amending Agreement, dated as of April 25, 2005 and Form of Termination, Option and Put Agreement, both filed with Form 8-K on June 10, 2005, and incorporated herein by reference.

10.7	Form of Securities Purchase Agreement and Registration Rights Agreement dated March 10, 2005, by and among two investors, filed with Form 8-K on March 14, 2005, and incorporated herein by reference.

10.8
Form of Subscription Agreement dated July 11, 2007 by and among the Company with two investors related to the Private Placement offering, filed with Form 10-QSB on October 30, 2007, and incorporated herein by reference..

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

DEEP WELL OIL & GAS, INC.

By	/s/ Horst A. Schmid
Dr. Horst A. Schmid
Chief Executive Officer and President
(Principal Executive Officer)

Date	November 7, 2007

By	/s/ Curtis Sparrow
Mr. Curtis Sparrow
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date	November 7, 2007