Form 10QSB
period 2005-06-30
DEEP WELL OIL & GAS INC
filed 2007-11-14
CIK 869495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARY)
(Exploration Stage Company)
(Unaudited)
Consolidated Balance Sheet
June 30, 2005

	June 30,	September 30,
	2005	2004
ASSETS
Current Assets
Cash	$33,801	$499,765
Accounts receivable	66,925	17,879
Prepaid expenses	45,168	34,641
	145,894	552,285

Loans receivable - related parties	290,790	119,790
Oil and gas properties (Note 4)	5,315,252	111,392
Equipment	269	-

	$5,752,205	$783,467

LIABILITIES
Current Liabilities
Accounts payable	$292,019	$64,500
Accounts payable - related parties	315,374	128,525
Notes and accrued interest payable (Note 5)	123,328	111,306
	730,721	304,331

Loan payable - related parties	202,058
Convertible debenture (Note 6)	999,734	1,004,890

	1,932,513	1,309,221

STOCKHOLDERS’ EQUITY
Common Stock:
Authorized: 300,000,000 shares at $0.001 par value
Issued and outstanding: 51,320,343 shares
(September 2004 - 31,236,468)	51,320	31,236
Additional paid in capital	3,228,386	18,764
Capital stock subscriptions received (12,975,000 shares) (Note 3)	1,777,639	-
Deficit (dated September 10, 2003)	(1,237,653)	(575,754)
	3,819,692	(525,754)
	$5,752,205	$783,467

See accompanying notes to the financial statements

Approved on behalf of the Board

/s/ Horst A. Schmid	/s/ Curtis Sparrow
Director	Director

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARY)
(Exploration Stage Company)
(Unaudited)
Consolidated Statement of Operations
For the Three and Nine Months Ended June 30, 2005 and 2004

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Revenue	$-	$-	$-	$-

Expenses
Administrative	151,060	45,731	598,842	100,171

Loss from operations	(151,060)	(45,731)	(598,842)	(100,171)

Other income and expenses
Settlement of debt	-	-	-	24,866
Interest income	11,710	-	13,270	-
Interest expense	(24,390)	-	(76,327)	-

	(12,680)	-	(63,057)	24,866

Net loss	$(163,740)	$(45,731)	$(661,899)	$(75,305)

Net Loss Per Common Share
Basic and diluted	$(0.00)	$(0.00)	$(0.02)	$(0.00)

Weighted Average Outstanding Shares
- stated in 1,000’s
Basic	37,714	31,236	33,540	31,236

See accompanying notes to the financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARY)
(Exploration Stage Company)
(Unaudited)
Consolidated Statement of Shareholders’ Equity
September 10, 2003 (Inception of Exploration Stage) to June 30, 2005

			Additional	Capital Stock
	Common Shares		Paid in	Subscriptions	Accumulated
	Shares	Amount	Capital	Received	Deficit	Total

Balance at September 10, 2003	991,912	$992	$(992)	$-	$-	$-

Issuance of common stock pursuant
to bankruptcy agreement
September 10, 2003	36,019,556	36,019	13,981	-	-	50,000

Net operating loss for the period
September 10 to
September 30, 2003	-	-	-	-	(50,000)	(50,000)

Return and cancellation of
common shares	(5,775,000)	(5,775)	5,775	-	-	-

Net operating loss for the year ended
September 30, 2004	-	-	-	-	(525,754)	(525,754)

Balance at September 30, 2004	31,236,468	31,236	18,764	-	(575,754)	(525,754)

Net loss for the period	-	-	-	-	(163,674)	(163,674)

Balance at December 31, 2004	31,236,468	31,236	18,764	-	(739,428)	(689,428)

Issuance of common stock pursuant
to a private placement agreement
dated March 10, 2005
- Shares	1,875,000	1,875	527,940	-	-	529,815
- Warrants (750,000) (Note 8)	-	-	205,185	-	-	205,185

Net loss of the period	-	-	-	-	(334,485)	(334,485)

Balance at March 31, 2005	33,111,468	33,111	751,889	-	(1,073,913)	(288,913)

Share exchange June 7, 2005	18,208,875	18,209	2,476,497	-	-	2,494,706

Conversion rights of preferred
shares of subsidiary (Note 3)	-	-	-	1,777,639	-	1,777,639

Net loss for the period	-	-	-	-	(163,740)	(163,740)

Balance at June 30, 2005	51,320,343	$51,320	$3,228,386	$1,777,639	$(1,237,653)	$3,819,692

See accompanying notes to the financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARY)
(Exploration Stage Company)
(Unaudited)
Consolidated Statement of Cash Flows
For the Nine Months Ended June 30, 2005 and 2004

	Nine Months	Nine Months
	Ended	Ended
	June 30, 2005	June 30, 2004

Cash Provided by (Used in):

Operating Activities
Net loss	$(661,899)	$(75,305)
Items not affecting cash:
Net changes in non-cash working capital (Note 9)	169,971	(3,080)

	(491,928)	(78,385)

Investing Activities
Cash from acquisition of subsidiary	11,141	-
Loan advance (repayment) - related parties	(917,547)	78,385

	(906,406)	78,385

Financing Activities
Loans - related parties	190,504	-
Note payable advance	12,022	-
Convertible debenture advance	(5,156)	-
Proceeds from issuance from common stock	735,000	-

	932,370	-

Decrease in cash	(465,964)	-

Cash, beginning of period	499,765	-

Cash, end of period	$33,801	$-

Supplemental Cash Flow Information:
Interest expense	$76,328	$-

See accompanying notes to the financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARY)
(Exploration Stage Company)
(unaudited)
Notes to the Consolidated Financial Statements
June 30, 2005

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

At June 30, 2005, the income tax benefits are unknown because of a substantial change in shareholders.

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

Foreign Currency Translation

The Company translates integrated foreign operations into the functional currency of the parent. Monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars at rates of exchange in effect at the date of the balance sheet. Non-monetary items are translated at the rate of exchange in effect when the assets are acquired or obligations incurred. Revenues and expenses are translated at average rates in effect during the period, with the exceptions of amortization, which is translated at historic rates. Exchange gains and losses are charged to operations. The foreign operations are translated as if they were translated on the day of the transaction resulting in no foreign currency gain or loss.

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

Business Combination

On June 7, 2005, Deep Well completed its acquisition of Northern Alberta Oil Ltd. by way of a share exchange agreement whereby Deep Well would acquire all the outstanding common shares of Northern by issuing up new restricted shares of Deep Well common stock. In addition Deep Well also has the exclusive option to acquire all of the preferred shares of Northern through a similar share exchange. As consideration Northern shareholders will receive three (3) shares of Deep Well common stock for every one (1) share of Northern common stock and each preferred Northern stock holder will receive thirty (30) shares of Deep Well common stock for every one (1) preferred Northern share held. The Northern preferred shares convert into 12,975,000 Deep Well common shares.

The acquisition of Northern allows Deep Well to consolidate its oil sands holdings in the Sawn Lake Oil Sands Project in North - Central Alberta, Canada.

The acquisition of Northern Alberta Oil Ltd. has been accounted for using the purchase method in accordance with SFAS No. 141 "Business Combinations" ("SFAS No. 141). Under the purchase method of accounting, the assets and liabilities of Northern are recorded at their fair values at the acquisition date. The financial statements and reported results of operations of Deep Well issued after the completion of the acquisition reflect these fair values, with the results of Northern being included within the Consolidated Statement of Operations from June 7, 2005.

As per SFAS No. 141 the measurement of the consideration is based on the fair value of the consideration given or the fair value of the net assets acquired, whichever is more clearly evident and, thus, more reliably measurable. In this case the quoted market price of the equity security issued (Deep Well shares) issued to effect the business combination has been used to estimate the fair value of the net assets of the entity after recognizing the possible effects of price fluctuations, quantities traded, issue costs, and the like. In this case the Company examined two private placements on March 10, 2005 and August 12, 2005 to determine if any discount to the share price would be needed. Both of the private placements consisted of shares and attached warrants therefore the Black Scholes pricing model was used to determined how to allocate the private placement proceeds to the shares and warrants. The results showed that a discount rate between 37% and 65% would need to be used. The Deep Well share price on June 7, 2005 was $0.39 and with a discount rate of 65% the price per share would be $0.14.

Included in the consideration is the right to convert one Northern preferred share into 30 Deep Well shares. This consideration was determinable at the date of acquisition and has been included as part of the consideration given up as it was determined, beyond a reasonable doubt, that these shares would be converted in the future. The exchange agreement stipulated that Deep Well had the option to 'call' the shares after 35 months and the preferred shareholders had the option to 'put' those shares to Deep Well anytime within 36 months. It was Deep Well's intention to 'call' the shares if the preferred shareholders did not exercise their 'put' within the 36 months. At June 30, 2005 the preferred shares had not been converted but the amount has been recorded as a "Provision for conversion of preferred share rights of subsidiary" and included in Shareholders' Equity. However, as of April 2007, all the Northern preferred shares have been converted into Deep Well common stock.

Total consideration, including the option to acquire Northern preferred shares in a share exchange was approximately $4.3 million at the price of $0.14 per share of Deep Well's common stock, as analyzed below:

$’000
6,069,624 of Northern common shares exchange 3 for 1 at $0.14	$2,495
432,500 of Northern preferred shares exchanged 30 for 1 at $0.14	1,777

$4,272

The following table present the Deep Well's allocation of the purchase price to the assets acquired and liabilities assumed, based on their fair values

$’000
ASSETS
Current Assets:
Cash	$11
Accounts receivable	18
Prepaid	16

Total current assets	45

Loans receivable - related parties	241
Oil and gas properties	5,205

Total assets	5,491

LIABLILIES
Current Liabilities:
Accounts payable	124
Accounts payable - related parties	96
Loan payable	11
Loan payable - related party	988

Total liabilities	1,219

Net assets acquired
$4,272

Supplemental Disclosure of Pro Forma Information

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Northern had occurred at October 1, 2004:

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Nine Months Ended June 30, 2005	Nine Months Ended June 30, 2004

Revenue	$-	$-	$-	$-
Net loss	$(489,339)	$(721,966)	$(1,289,275)	$(1,182,030)

Earnings per share
- basic and dilutive net loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.02)

The unaudited pro forma financial information above reflects the following pro forma adjustment applied using the principles of Article 11 of Regulation S-X under the Securities Exchange Act of 1934:

(i)
an adjustment to the weighted average number of shares used in the pro forma EPS calculation to reflect the issuance of 18.2 million common shares on the share exchange, as if the share exchange took place on October 1, 2004.

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

4. Oil and Gas Properties

The Company has acquired an 80% interest in six oil and gas properties, which after a farmout agreement entered into on February 25, 2005, the Company's interest could be reduced to 40%. The six properties are located in North Central Alberta, Canada with a life of 15 years for $5,315,252. The terms include certain commitments related to oil sand leases which require the payments of rents as long as the leases are non-producing. As of June 30, 2005, the payments due under this commitment are as follows:

2006	$18,944
2007	$18,944
2008	$18,944
2009	$18,944
Subsequent	$179,967

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

This consists of comparing the carrying value of the asset with the asset's expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows represent management's best estimate based on reasonable and supportable assumptions. Proven oil and gas properties are reviewed for impairment on a field-by-field basis. In addition, management evaluates the carrying value of non-producing properties and may deem them impaired for lack of drilling activities. No impairment losses were recognized for the nine months ended June 30, 2005 (2004 - $nil).

Capitalized costs of proved oil and gas properties are depleted using the unit-of-production method when the property is placed in production.

Substantially all of the Company's oil and gas activities are conducted jointly with others. The accounts reflect only the Company's proportionate interest in such activities.

5. Notes and Accrued Interest Payable

The Company has loans outstanding of $123,328 due on demand bearing interest at 12%, which includes accrued interest payable to June 30, 2005.

6. Convertible Debenture

Convertible debenture

Convertible debenture	$999,734

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

7. Significant Transactions With Related Parties

Officers, directors, their families, and their controlled entities, have acquired 25% of the Company's outstanding common capital stock. Included in the accounts payable and accrued liabilities are the amounts payable to related parties of $315,374 resulting from directors fees and expenses paid for the Company. The amounts due are unsecured, non-interest bearing and have no fixed terms of repayment.

The Company has demand loans due from related parties of $290,790, which bear no interest.

8. Share Capital

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

•	the full and final settlement of all existing or potential claims between the Company and the Investors arising under the SPA and the RRA.

9. Changes in Non-Cash Working Capital

	Nine Months	Nine Months
	Ended	Ended
	June 30, 2005	June 30, 2004

Accounts receivable	$(30,633)	$(4,730)
Prepaid expenses	5,519	-
Accounts payable	195,085	1,650
	$169,971	$(3,080)

10. Subsequent Event

On November 15, 2005, the Company’s subsidiary received an additional 6.5 sections which consisted of a 5 year oil sand permit rights and Petroleum & Natural Gas Licenses (P&NG).

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

On November 15, 2005, as part of the settlement of a legal action the Company, and its subsidiary, and Surge, agreed to amend a farmout agreement signed on February 25, 2005, between the Company and Surge, that had previously been terminated by the Company (disclosed on Form 8-K on September 29, 2005). The amendments to the agreement provided that; (1) all conditions of the farmout agreement will be deemed to have been satisfied on September 25, 2005; (2) the earning period (i.e. the period during which Signet has to drill 10 wells) under the agreement will be extended until February 25, 2008; (3) Signet will have until September 25, 2006 to drill an option well; (4) an additional 6.5 sections of land will be added to the land subject to the agreement; (5) Signet will pay the Company $1,000,000 on November 15, 2005 in satisfaction of the prospect fee outstanding, instead of after drilling the second well as stated in the farmout agreement, and (6) no shares of Surge Global Energy Inc. will be issued to the Company. Instead, the Company or its subsidiaries will receive 7,550,000 common shares of Signet Energy Inc., bringing the Company's ownership in its farmout partner to approximately 17.84% as of September 30, 2006.

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

11. Legal Actions

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

ITEM 3. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of our fiscal quarter ended June 30, 2005, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as amended was carried out by our management with the participation of our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that as of the end of the reported quarter, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended June 30, 2005, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Star Capital Inc. vs. Deep Well Oil & Gas, Inc. et al

On September 7, 2007 the claims of Star Capital Inc. were dismissed in its entirety against the Company pursuant to an Order granted by the court. Star Capital Inc.’s claims were originally filed with the Court of Queen’s Bench of Alberta in the Judicial District of Calgary pursuant to an Originating Notice of Motion which was filed on December 21, 2006 and a Amended Originating Notice which was filed on March 29, 2007 against Deep Well, Deep Well Alberta, Northern and some of the directors of Deep Well and its subsidiaries in addition to other individuals as set out in its Amended Originating Notice. An Agreement and Mutual Release was later implemented by the parties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

On April 5, 2007 Northern became a 100% wholly owned subsidiary of Deep Well as a result of the Company issuing 5,400,000 common shares of Deep Well, in exchange for the remaining 180,000 of outstanding preferred shares of Northern. On June 7, 2005, Deep Well entered into certain share exchange agreements (the “Agreements”) with the shareholders of Northern pursuant to which Deep Well previously acquired 100% of the issued and outstanding common shares of Northern, filed with form 8-K on November 5, 2004 and incorporated herein by reference as exhibit 10.2. In addition, pursuant to the Agreements, Deep Well received options to acquire, in exchange for shares of common stock of Deep Well, 100% of the issued and outstanding preferred shares of Northern, while the holders of such preferred shares received the right to require the Company to purchase such preferred shares in exchange for shares of common stock of Deep Well. As of April 5, 2007 all of the holders of such preferred shares of Northern have exercised their options in exchange for restricted shares of common stock of Deep Well. In accordance with the terms and conditions of the Agreements, Deep Well has now completed the acquisition of acquiring 100% of the preferred shares of Northern in exchange for 12,975,000 restricted common stock of Deep Well. In connection therewith, Deep Well had previously disclosed the issuance of 7,575,000 shares of its restricted common stock to acquire the Northern preferred shares as disclosed in the previously filed 10-KSB. The restricted shares of common stock of Deep Well, issued in exchange for the Northern preferred shares, the shares were issued pursuant to Section 4(2) of the 1993 Act.

On July 11, 2007 the Company completed a private placement of 323,333 units at a price of $0.60 per unit for $194,000. Each unit consists of one common share and one common share purchase warrant and another twelve one-hundredths common share purchase warrant (“Special Warrant”). Each warrant entitles the holder to purchase one additional common share at a price of $0.90 per common share for a period of three years from the date of closing. Each Special Warrant entitles the holder to purchase a common share at a price of $1.20 for a period of five years from the date of closing. The exercise price of the warrants and the Special Warrants will be adjusted from time to time upon the occurrence of certain events, as provided in the warrants. The warrants expire on July 11, 2010 and the Special Warrants expire on July 11, 2012. In connection with the private placement a finder’s fee of $9,700 was paid. The units were issued pursuant to Regulation S under the Securities Act of 1933, as amended (the “1933 Act”). Form of Subscription Agreement filed with Form 10-QSB on October 30, 2007 and incorporated herein by reference as exhibit 10.5, form of Warrant filed with Form 10-QSB on October 30, 2007 and incorporated herein by reference as exhibit 4.1, form of Special Warrant filed with Form 10-QSB on October 30, 2007 and incorporated herein by reference as exhibit 4.2

In September 2007, as a result of the issuance of common stock on May 25, 2007 and pursuant to a Security Purchase Agreement and Form of Warrant dated March 10, 2005 entered into by and among the Company and two accredited investors (the “Warrant Holders”), filed with Form 8-K on March 14, 2005 and incorporated herein by reference as exhibit 10.3, the Company issued an adjustment to the Warrant Holders. The original Warrant dated March 10, 2005 contained a price adjustment if the Company sells, issues or grants additional shares of its common stock at a price per share less than the exercise price. In the event of a price adjustment, the number of shares exercisable under the Warrant would also increase. Therefore, the exercise price of the original Warrant has been adjusted from $0.50 to $0.40 per common share. The Company has granted the Warrant Holders new warrants to purchase 984,375 shares of the Company's common stock at an adjusted exercise price of $0.40 per share under the same terms as the original Warrant. Form of adjusted Warrant filed with Form 10-QSB on October 30, 2007 and incorporated herein by reference as exhibit 4.3.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the period covered by this report, a majority of the shareholders of Deep Well, by written consent on June 29, 2005, replaced the Deep Well’s Board of Directors, consisting of Mr. Steven P. Gawne, Mr. Curtis Sparrow, Mr. Leonard F. Bolger, Mr. Menno Wiebe and Dr. Horst A. Schmid, with a new Board of Directors, consisting of Mr. Cyrus Spaulding, Mr. Donald E. H. Jones and Dr. Horst A. Schmid. Dr. Horst A. Schmid was re-appointed to the Board as Chairman and appointed Chief Executive Officer and President. Mr. Cyrus Spaulding was appointed Chief Operating Officer. On July 1, 2005 Mr. Curtis Sparrow accepted a re-appointed to the Board for Directors. Mr. Curtis Sparrow continued to be Chief Financial Officer, Corporate Secretary and Treasurer of the Company. Filed with Form 8-K on July 28, 2005, and incorporated herein by reference as exhibit 10.4.

ITEM 5. OTHER INFORMATION

(a)  Information Required To Be Disclosed In A Report On Form 8-K, But Not Reported

Deep Well reported all information that was required to be disclosed during the third quarter of the fiscal year covered by this Form 10-QSB in a subsequent report on Form 10-KSB. Subsequent events not reported on Form 8-K during the third quarter of the fiscal year covered by this Form 10-QSB but reported in subsequent report on Form 10-KSB are as follows:

Subsequent Events Not Reported on Form 8-K during this quarter covered by this report

On July 6, 2004 the Board added Mr. Menno Wiebe to the Board of Directors and was also appointed Chief Operating Officer. Mr. Wiebe replaced Mr. John Brown as Chief Operating Officer on July 6, 2004. Mr. Wiebe served as Chief Operating Officer of the Company from July 6, 2004 until June 29, 2005. This event was filed with Form 10-KSB on February 23, 2007, and incorporated herein by reference as exhibit 10.1.

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
4.1
Form of Warrant issued pursuant to the Subscription Agreement dated July 11, 2007 by and among the Company with two investor related to the Private Placement offering, and filed with Form 10-QSB on October 30, 2007, and incorporated herein by reference.

4.2
Form of Special Warrant issued pursuant to the Subscription Agreement dated July 11, 2007 by and among the Company with two investor related to the Private Placement offering, and filed with Form 10-QSB on October 30, 2007, and incorporated herein by reference.

4.3
Form of adjusted Warrant issued in September 2007 pursuant to the original Warrant dated March 10, 2005 by and among the Company with two investors related to the Securities Purchase Agreement and Registration Rights Agreement, and filed with Form 10-QSB on October 30, 2007, and incorporated herein by reference.

10.1	Consulting Agreement by and between Deep Well and Menno Wiebe dated June 8, 2004, and filed with Form 10-KSB on February 23, 2007, and incorporated herein by reference.

10.2
Exchange Agreement between the Company and Northern Alberta Oil Ltd., dated as of July 8, 2004, and filed with Form 8-K on November 5, 2004 and incorporated herein by reference. Form of Amending Agreement, dated as of April 25, 2005 and Form of Termination, Option and Put Agreement, both filed with Form 8-K on June 10, 2005, and incorporated herein by reference.

10.3	Form of Securities Purchase Agreement and Registration Rights Agreement dated March 10, 2005, by and among two investors, filed with Form 8-K on March 14, 2005, and incorporated herein by reference.

10.4	Filed with Form 8-K on July 28, 2005, and incorporated herein by reference.

10.5
Form of Subscription Agreement dated July 11, 2007 by and among the Company with two investors related to the Private Placement offering, and filed with Form 10-QSB on October 30, 2007, and incorporated herein by reference.

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

DEEP WELL OIL & GAS, INC.

By	/s/ Horst A. Schmid
Dr. Horst A. Schmid Chief Executive Officer and President (Principal Executive Officer)

Date	November 13, 2007

By	/s/ Curtis Sparrow
Mr. Curtis Sparrow Chief Financial Officer (Principal Financial and Accounting Officer)

Date	November 13, 2007