Form 10KSB
period 2005-09-30
DEEP WELL OIL & GAS INC
filed 2008-04-22
CIK 869495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005

or

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
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

The issuer had no revenues for its most recent fiscal year.

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common equity was sold on August 1, 2005 was $18,513,730.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☑

As of August 1, 2005 the Issuer had approximately 51,320,343 shares of common stock, $0.001 par value per share outstanding. And as of March 31, 2008, the Issuer had approximately 83,635,961 shares of common stock, $0.001 par value per share outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

GLOSSARY AND ABBREVIATIONS

The following are defined terms and abbreviations used herein:

API - a scale developed by the American Petroleum Institute for measuring the density or gravity (heaviness) of oil; the higher the number, the lighter the oil.

Barrel - the common unit for measuring petroleum, including heavy oil. One barrel contains approximately 159 L

Battery - equipment to process or store crude oil from one or more wells.

Bbl or Bbls - means barrel or barrels.

Bitumen - is a heavy, viscous form of crude oil, bitumen general has an API gravity of less than 10 degrees.

Cdn - means Canadian dollars.

Celsius - a temperature scale that registers the freezing point of water as 0 degrees and the boiling point as 100 degrees under normal atmospheric pressure. Room temperature is between 20 degrees and 25 degrees Celsius.

Cold Flow - is a production technique where the oil is simply pumped out of the sands not using a Thermal Recovery Technique.

Conventional Crude Oil - Crude oil that flows naturally or that can be pumped without being heated or diluted.

Core - a cylindrical rock sample taken from a formation for geological analysis.

Crude Oil - oil that has not undergone any refining. Crude oil is a mixture of hydrocarbons with small quantities of other chemicals such as sulphur, nitrogen and oxygen. Crude oil varies radically in its properties, namely specific gravity and viscosity.

Cyclic Steam Stimulation (hereinafter referred to as “CSS”) - is a thermal in situ recovery method, which consists of a three-stage process involving high-pressure steam injected into the formation for several weeks. The heat softens the oil while the water vapor helps to dilute and separate the oil from the sand grains. The pressure also creates channels and cracks through which the oil can flow easier to the well. When a portion of the reservoir is thoroughly saturated, the steam is turned off and the reservoir “soaks” for several weeks. This is followed by the production phase, when the oil flows, or is pumped, up the same wells to the surface. When production rates decline, another cycle of steam injection begins. This process is sometimes called “huff-and-puff” recovery.

Darcy (Darcies) - a measure of rock permeability (i.e., the degree to which natural gas and crude oil can move through the rocks).

Density - the heaviness of crude oil, indicating the proportion of large, carbon-rich molecules, generally measured in kilograms per cubic metre (kg/m3) or degrees on the American Petroleum Institute (API) gravity scale.

Development Well - is a well drilled within the proved area of a natural gas or oil reservoir to the depth of a stratigraphic horizon known to be productive.

Diluents - light petroleum liquids used to dilute bitumen and heavy oil so they can flow through pipelines.

Drill Stem Test (DST) - a method of formation testing. The basic drill stem test tool consists of a packer or packers, valves or ports that may be opened and closed from the surface, and two or more pressure-recording devices. The tool is lowered on the drill string to the zone to be tested. The packer or packers are set to isolate the zone from the drilling fluid column.

Drill String - the column, or string, of drill pipe with attached tool joints that transmits fluid and rotational power from the kelly to the drill collars and the bit. Often, the term is loosely applied to include both drill pipe and drill collars.

Enhanced Oil Recovery - any method that increases oil production by using techniques or materials that are not part of normal pressure maintenance or water flooding operations. For example, natural gas can be injected into a reservoir to “enhance” or increase oil production.

Exploratory Well - is a well drilled to find and produce natural gas or oil in an unproved area, to find a new reservoir in a field previously found to be productive of natural gas or oil in another reservoir, or to extend a known reservoir.

Farmout - an arrangement whereby the owner (the “Farmor”) of a lease assigns some portion (or all) of the lease(s) to another company (the “Farmee”) for drilling in return for the Farmee paying for the drilling on at least some portion of the lease(s) under the Farmout.

Gross Acre/Hectare - a gross acre is an acre in which a working interest is owned. 1 acre = 0.404685 hectares.

Heavy Oil - oil having an API gravity less than 22.3 degrees.

Horizontal Well - the drilling of a well that deviates from the vertical and travels horizontally through a producing layer.

In situ - In the Oil Sands context, In situ methods, In situ means “in place” in Latin, such as SAGD or CSS through horizontal or vertical wells are required if the oil sands deposits are too deep to mine from the surface.

Lease - a legal document giving an operator the right to drill for or produce oil or gas; also, the land on which a lease has been obtained.

Light Crude Oil - liquid petroleum which has a low density and flows freely at room temperature. Also called conventional oil, has an API gravity of at least 22 degrees and a viscosity less than 100 centipoise (cP).

Net Acre/Hectare - a net acre is the result that is obtained when fractional ownership working interest is multiplied by gross acres.

Oil Sands - are naturally occurring mixtures of bitumen, water, sand and clay that are found mainly in three areas of Alberta - Athabasca, Peace River and Cold Lake. A typical sample of oil sand might contain about 12 percent bitumen by weight.

Pay Zone (Net Oil Pay) - the producing part of a formation.

Permeability - the capacity of a reservoir rock to transmit fluids; how easily fluids can pass through a rock. The unit of measurement is the darcy or millidarcy.

Porosity - the capacity of a reservoir to store fluids, the volume of the pore space within a reservoir, measured as a percentage.

Primary Recovery - the production of oil and gas from reservoirs using the natural energy available in the reservoirs and pumping techniques.

Saturation - the relative amount of water, oil and gas in the pores of a rock, usually as a percentage of volume.

SEC - means United States Securities and Exchange Commission.

Section - in reference to a parcel of land, means an area of land comprising approximately 640 acres.

Solution Gas - natural gas that is found with crude oil in underground reservoirs. When the oil comes to the surface, the gas expands and comes out of the solution.

Steam-Assisted Gravity Drainage (SAGD) - pairs of horizontal wells (an upper well and a lower well) are drilled into an oil sands formation and steam is injected continuously into the upper well. As the steam heats the oil sands formation, the bitumen softens and drains into the lower well, from which it is produced to the surface.

Thermal Recovery - a type of improved recovery in which heat is introduced into a reservoir to lower the viscosity of heavy oils and to facilitate their flow into producing wells. The pay zone may be heated by injecting steam (steam drive) or by injecting air and burning a portion of the oil in place (in situ combustion).

Upgrading - the process that converts bitumen and heavy oil into a product with a density and viscosity similar to conventional light crude oil.

Viscosity - is a measure of a fluids resistance to flow. To simplify, the oil’s viscosity represents the measure for which the oil wants to stay put when pushed (sheared) by moving mechanical components. It varies greatly with temperature. The more viscous the oil the greater the resistance and the less easy it is for it to flow. Centipoise (cp) is the common unit for expressing absolute viscosity. Viscosity matters to producers because the oil’s viscosity at reservoir temperature determines how easily oil flows to the well for extraction.

CURRENCY EXCHANGE RATES

Our functional currency is the US dollar therefore our accounts are reported in United States dollars. However, our Canadian subsidiaries maintain their accounts and records in Canadian currency (“Cdn”). Therefore, all dollar amounts herein are stated in United States dollars except where otherwise indicated.

The following table sets forth the rates of exchange for Canadian dollars per US$1.00 in effect at the end of the following periods and the average rates of exchange during such periods, based on the Bank of Canada average noon spot rate of exchange.

Year	2007	2006	2005	2004
Rate at end of year	$1.0037	$1.1153	$1.1611	$1.2639
Average rate for the year	$1.1132	$1.1425	$1.2231	$1.3251

Unless the context indicates another meaning, the terms the “Company”, “we”, “us” and “our” refer to Deep Well Oil & Gas, Inc. and its subsidiaries. For definitions of some terms used throughout this report, see “Glossary and Abbreviations”.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Annual Report Form 10-KSB, including all referenced exhibits, may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, projected costs and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “believe,” “plan”, “future”, “strategy”, or “continue”, or the negative thereof or variations thereon or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Various factors could cause actual results to differ materially from those expressed in the forward-looking statements, including those described in, but not limited to “Risk Factors” in this Form 10-KSB. We caution readers not to place reliance on such statements. Unless otherwise required by applicable law, we assume no obligations to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General Overview

We are an emerging independent junior oil and gas exploration and development company headquartered in Edmonton, Alberta, Canada. Our immediate corporate focus is to develop the existing land base that it presently owns in the Peace River Oil Sands area in North Central Alberta. Our principal office is located at 510 Royal Bank Building, 10117 Jasper Avenue, Edmonton, Alberta T5J 1W8, our telephone number is (780) 409-8144 and our fax number is (780) 409-8146. Deep Well Oil & Gas, Inc. is a Nevada corporation and trades on the pink sheets under the symbol DWOG. We maintain a website at www.deepwelloil.com.

Business Development

Deep Well Oil & Gas, Inc. (hereinafter referred to as “Deep Well”) was originally incorporated on July 18, 1988 under the laws of the state of Nevada as Worldwide Stock Transfer, Inc. On October 25, 1990, Worldwide Stock Transfer, Inc. changed its name to Illustrious Mergers, Inc. On June 18, 1991, a company known as Allied Devices Corporation was merged with and into Illustrious Mergers, Inc., and its name was at that time changed to Allied Devices Corporation. On August 19, 1996 a company called Absolute Precision, Inc., was merged with and into Allied Devices Corporation and it retained its name as Allied Devices Corporation.

On February 19, 2003 Deep Well’s Predecessor Company, Allied Devices Corporation, filed a Petition for Relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court in and for the Eastern District of New York titled In re: Allied Devices Corporation, et al., Chapter 11, Case No. 03-80962-511 (“the Bankruptcy Action”).

On September 10, 2003 after notice to all creditors and a formal hearing, U.S. Bankruptcy Judge Melanie L. Cyganowski issued an “Order Confirming Liquidating Plan of Reorganization” in the Bankruptcy Action (hereinafter referred to as “Bankruptcy Order”). In conjunction with that Bankruptcy Order, Allied Devices Corporation’s (herein after referred to as the “Predecessor Company”) liabilities, among other things, were paid off and extinguished. The Bankruptcy Order, among other things, implemented a change of control and a group of new investors took control of the Predecessor Company and changed its name to Deep Well Oil and Gas, Inc.

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

On August 18, 2004 Deep Well and Pan Orient Energy Corp. (formerly known as Maxen Petroleum Inc. hereinafter referred to as “Pan Orient”) jointly participated in a public offering of Crown Oil Sands Rights held by the Alberta Department of Energy, in which the joint parties successfully bid on 3 Peace River Oil Sands Development leases for a total of 31 sections covering 19,609 gross acres (7,936 gross hectares). Deep Well acquired an undivided 80% working interest and Pan Orient acquired an undivided 20% working interest in the joint property.

On June 7, 2005 Deep Well acquired 100% of the common shares of Northern Alberta Oil Ltd. (formerly known as Mikwec Energy Canada, Ltd., hereinafter referred to as “Northern”) in exchange for 18,208,875 shares of Deep Well’s common stock. Under the terms of the agreement, Deep Well acquired one hundred percent (100%) of Northern’s issued and outstanding common stock and obtained exclusive options to acquire one hundred percent (100%) of Northern’s preferred stock. The agreement provided that one hundred percent (100%) of Northern’s common and preferred shareholders would exchange their Northern shares for newly issued shares of Deep Well’s restricted common stock. Deep Well, through its acquisition of Northern, acquired a net 80% working interest in 3 Peace River Oil Sands Development leases, 1 Oil Sands permit and 1 Petroleum and Natural Gas License for a total of 38.5 sections covering 24,354 gross acres (9,856 gross hectares). Through this acquisition we have more than doubled our acreage position in the Peace River Oil Sands to 43,964 gross acres (17,792 gross hectares). Of the total acreage, 6.5 sections are classified as the Oil Sands Permit and Petroleum and Natural Gas License and were held by an injunction related to a court proceeding involving Classic Energy Inc., (hereinafter referred to as “Classic”), the company Northern acquired this acreage from. The permit and license have now been released and as of November 15, 2005 were transferred to Northern.

On June 29, 2005 pursuant to the authority contained in the Nevada Revised Statutes and Section 3.11 of the Bylaws of our Company, a new Board of Directors was elected by written consent of a majority of shareholders. The newly elected Board of Directors are Dr. Horst A. Schmid, Mr. Cyrus Spaulding, and Mr. Donald E. H. Jones.

On June 29, 2005 Mr. Curtis Sparrow was added back to the Board of Directors. At this time Dr. Horst A. Schmid replaced Mr. Steven P. Gawne as Chief Executive Officer and President, Mr. Curtis Sparrow continued as Corporate Secretary, Treasurer and Chief Financial Officer of Deep Well.

On September 15, 2005 Deep Well Oil & Gas (Alberta) Ltd. (hereinafter referred to as “Deep Well Alberta”) a 100% wholly owned subsidiary company of Deep Well, was incorporated in the province of Alberta, Canada. Deep Well Alberta was incorporated in order to hold Deep Well’s Canadian oil sands leases other than the oil sands leases already held by Northern. At the time Deep Well owned 100% of the 6,069,625 issued common shares of Northern but not the preferred shares of Northern. However, on June 7, 2005, the day Deep Well acquired the common shares of Northern, Deep Well entered into option agreements with the preferred shareholders of Northern to acquire 100% of the 432,500 Northern preferred shares in exchange for Deep Well shares. Deep Well acquired the last of the preferred shares of Northern on April 4, 2007, resulting in Northern now being a wholly owned subsidiary of Deep Well.

On April 2, 2006 the directors of Deep Well added Mr. David Roff to the Board of Directors. Mr. Roff accepted the position on April 3, 2006. Mr. Roff was formerly the President and sole Director of Deep Well from September 10, 2003 until his resignation on February 6, 2004.

Business of Issuer

Overview

At this time, our primary interest is the exploration for and production of oil in the Peace River Oil Sands area located in North Central Alberta, Canada. We are engaged in the identification, acquisition, exploration and development of oil & gas prospects. Our immediate focus is the leases and permits we hold in the Peace River Oil Sands area. Our main objective is to develop our existing land holdings as well as identify and develop other commercially viable oil & gas properties. Exploration and development for commercially viable production of any oil and gas company includes a high degree of risk which careful evaluation, experience and factual knowledge may not eliminate.

Operations

Sawn Lake Heavy Oil Sands Project:

We currently own an 80% working interest in 51 contiguous sections of oil sands development leases, a 40% working interest in an additional 12 sections of oil sands development leases and an 80% working interest in 6.5 sections of oil sands permits in the Sawn Lake heavy oil area in North Central Alberta. The leases and permits cover 43,964 gross acres (17,792 gross hectares). Because of the earlier exploration for conventional crude oil, other operators targeting the deeper Slave Point Formation have previously drilled in some areas of our lands. We were able to benefit from data collected by others pertaining to the drilling of more than seventy-five wells that penetrated and partially delineated the heart of the Bluesky Formation heavy oil reservoir.

On April 26, 2004 Northern signed a Joint Operating Agreement with Pan Orient to provide for the manner of conducting operations on 3 Peace River oil sands development leases, totaling 32 sections. The 32 sections were acquired jointly on April 23, 2004, with Northern having an 80% working interest and Pan Orient having a 20% working interest in the joint lands.

On December 9, 2004 Deep Well signed a Joint Operating Agreement with 1132559 Alberta Ltd. (hereinafter referred to as “1132559”) under which 1132559 acknowledged the terms under which their 10% working interest acquired from Pan Orient, in the joint lands covering 3 Peace River oil sands development leases totaling 31 sections, would be governed.

On February 25, 2005 Deep Well and Northern signed a Farmout Agreement (hereinafter referred to as the “Farmout Agreement”) with Surge Global Energy, Inc. (hereinafter referred to as “Surge US”) and Signet Energy Inc. (formerly known as Surge Global Energy Canada Ltd., and hereinafter referred to as “Signet”) (collectively, “Surge”). Signet subsequently merged with 1350826 Alberta Ltd. a wholly owned subsidiary of Andora Energy Corporation, which in turn is a subsidiary of Pan Orient, hereinafter referred to as “Andora”). This agreement allowed Surge to earn up to a 40% working interest in the farmout lands (50% of our share). Among other things the agreement called for Surge to drill 10 wells, pay $2,000,000 (less expenses related to a financing) as a prospect fee, payable as ninety percent (90%) to Northern and ten percent (10%) to Deep Well, and grant us, in the same proportions, 33.33% of the shares of Surge US outstanding on the day the agreement was signed. On February 28, 2005 Deep Well, Northern and Surge, also agreed that Deep Well would be responsible for the portion of the 6.5% royalty payable by Surge, if any, on lands earned under the February 25, 2005 Farmout Agreement. This liability could arise by virtue of a royalty agreement between Northern and Nearshore Petroleum Corporation (hereinafter referred to as “Nearshore”) dated December 12, 2003. And on February 28, 2005 Nearshore, Northern and Surge, mutually agreed that an area of exclusion between Nearshore and Northern was terminated effective February 17, 2005 since the area of exclusion could interfere with the area of mutual interest provisions in the Farmout Agreement with Surge. Nearshore is a private corporation incorporated in Alberta, Canada, and is owned and controlled by Mr. Steven P. Gawne and his wife, Mrs. Rebekah J. Gawne, who each own 50%. Mr. Steven P. Gawne was formerly the President, Chief Executive Officer and Director of Deep Well Oil & Gas, Inc. from February 6, 2004 to June 29, 2005. This obligation of our Company was further modified on November 26, 2007 where we would not be liable or obligated to pay any of this portion of the royalty due, if any, on the portion of the royalty acquired by Andora. Also on November 26, 2007 we entered into an agreement that, in addition to addressing other issues, terminated the Farmout Agreement and decided the final resolution all that Signet earned from us under the Farmout Agreement.

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

On July 14, 2005 our Company and Surge mutually agreed to amend the Farmout Agreement dated February 25, 2005, to extend the date to spud the first well until September 25, 2005.

On September 21, 2005 Signet was issued a permit by the Energy Resources Conservation Board (hereinafter referred to as “ERCB”) for a test well and on September 28, 2005, Signet, began drilling our first well 1-36-091-13W5 (hereinafter referred to as “1-36”) at Sawn Lake, Alberta Canada. Signet did not spud the first well by the 25th of September 2005 and we noted them in default of the Farmout Agreement.

On October 2005 the ERCB granted our farmout partner and operator, Signet, an amendment to the original test well permit at Sawn Lake, Alberta Canada, to proceed with the drilling of our first well at Sawn Lake.

On November 15, 2005 as part of the settlement of the litigation as described in this report we agreed to amend the Farmout Agreement signed on February 25, 2005, between our Company and Surge that had previously been terminated by Deep Well (as previously disclosed on Form 8-K on September 29, 2005). The amendments to the agreement provided that; 1) all conditions of the Farmout Agreement will be deemed to have been satisfied on September 25, 2005; 2) the earning period (the period during which Signet has to drill 10 wells) under the agreement will be extended until February 25, 2008; 3) Signet will have until September 25, 2006 to drill an option well (the second well); 4) an additional 6.5 sections of land will be added to the land subject to the agreement; 5) Signet will pay Deep Well $1,000,000 on November 15, 2005 in satisfaction of the prospect fee outstanding instead of after drilling the second well as stated in the Farmout Agreement; and 6) no shares of Surge US will be issued to Deep Well or Northern, instead we will receive 7,550,000 common shares of Signet, a private subsidiary company of Surge US.

On July 17, 2006 Signet had been issued the required licenses by the Government of Alberta to drill the next 3 horizontal wells in the Bluesky Formation of the Sawn Lake Heavy Oil Sands project. The next 3 wells to be drilled are within less than one mile (1.6 km) of the first test well already drilled. These surface locations were 4-32-091-12W5 (hereinafter referred to as “4-32”), 7-30-091-12W5 (hereinafter referred to as “7-30”) and 13-29-091-12W5 (hereinafter referred to as “13-29”). Seismic and reservoir mapping were undertaken to be used to support and progress work on near and long term plans of development for the Sawn Lake heavy oil project. For further information on drilling and results see “Present Activities” under Item 2 “Oil and Gas Properties” herein described in this report.

In October 2006 the 4-32 and 7-30 wells along with the 1-36 well were suspended. Signet had undertaken a mapping of the reservoir to assist in its delineation for any future development of the Sawn Lake property. The first three wells were drilled in the most heavily documented portion of the Sawn Lake lands. Although, as indicated by Signet, the preliminary results from the last 2 wells indicated a lack of cold flow production from well 4-32 and 7-30, the compartmentalized nature of the reservoir and varying characteristics of these compartments may show different results with further evaluation. Our Company felt that the level of testing on these wells to determine their complete potential was deficient.

On December 16, 2006 Signet’s right to earn additional interest in the Sawn Lake acreage from our Company had expired, based on our Company not receiving notice from Signet to drill the next option well. In December 2006 we notified Signet that it was disputing Signet earning an additional 12 sections, as a result of drilling the 4-32 and 7-30 wells, because Signet failed to properly complete the wells by not conducting the production testing as reasonably required under the Farmout Agreement. The Farmout Agreement states that the sustained production test must be of sufficient duration to establish to the Farmor’s reasonable satisfaction the initial productivity of the earning well. Signet’s view is that it has earned an additional 12 sections pursuant to the terms of the Farmout Agreement. These additional 12 sections are subject to selection in accordance with the provisions of the Farmout Agreement.

Recent Developments since the last 10-KSB filed on February 23, 2007

We completed 3 private placements in the fiscal year 2007. For a description of these transactions, see “Sales of Unregistered Securities” under Item 5 herein.

On September 7, 2007, the claims of Star Capital Inc. against us were dismissed in their entirety pursuant to an Order granted by the court. Star Capital Inc.’s claims were originally filed with the Court of Queen’s Bench of Alberta in the Judicial District of Calgary pursuant to an Originating Notice of Motion which was filed on December 21, 2006 and a Amended Originating Notice which was filed on March 29, 2007 against Deep Well, Deep Well Alberta, Northern and some of the directors of Deep Well and its subsidiaries in addition to other individuals as set out in its Amended Originating Notice. An Amending Agreement and Mutual General Release was later implemented by the parties. Subsequent to this Amending Agreement and Mutual General Release, Star Capital Inc. filed an additional Originating Notice of Motion on February 26, 2008. The settlement of this further claim was completed in March of 2008, whereby the parties agreed upon a Full and Final Mutual Release.

On September 11, 2007, we exercised our dissenting rights at Signet’s special meeting of shareholders held in Calgary, Alberta with respect to the amalgamation between Signet and Andora. Our Company reserves its right to file a Notice of Motion with the Court of Queen’s Bench of Alberta, Canada as a step towards enforcing our rights to dissent.

On October 1, 2007, we entered into a Consulting Agreement, effective September 20, 2007, with R.N. Dell Energy Ltd. whose primary consultant is Mr. Edward A. Howard, to assist us in the further exploitation and development of Deep Well’s Sawn Lake project. Mr. Howard, a Geologist and Palynologist has over 40 years of heavy oil experience. Most recently Mr. Howard was Vice President Exploration and Development for Signet (recently acquired by Andora). Signet was the Farmee which had the right to earn acreage from Deep Well. Signet’s rights, under the Farmout Agreement to drill to earn more acreage, has since expired and as of November 26, 2007 the Farmout Agreement has been terminated. At Signet Mr. Howard was responsible for the planning and execution of the Sawn Lake drilling program. Mr. Howard has also worked with several companies in the heavy oil sector including Sceptre Resources (taken over by CNRL) at their Tangleflags field and Shell Canada at their Peace River Project. Mr. Howard was credited with the discovery and early development of the first successful Steam Assisted Gravity Drainage heavy oil extraction project for Sceptre at the Tangleflags field. While at Shell from 1967 to 1977 Mr. Howard was instrumental in developing Shell’s Peace River strategy from the early inception through to the Pilot Plant stage. This project continues to be one of the most successful in situ oil sands producers. Also Mr. Howard has implemented noteworthy Cyclical Stream Simulation projects in Alberta. Some of these projects have proven to increase primary and secondary recovery by 50% - 60%. Mr. Howard’s extensive experience with the primary and secondary recovery of heavy oil as well as his direct knowledge of the Peace River oil sands area, specifically the Sawn Lake project will be a great benefit to Deep Well.

On October 15, 2007, we entered into a Consulting Agreement with Picoplat Consulting Inc. whose primary consultant is Mr. Ferdinand Brathwaite to assist us in the exploitation and development of Deep Well’s Sawn Lake project. Mr. Ferdinand Brathwaite is an Engineering Technologist, who has substantial knowledge and expertise related to oil and gas recovery in the Western Sedimentary Basin.

On November 26, 2007, we entered into mediation with Signet and resolved our differences and certain collateral matters. The settlement included but is not limited to:

•	the Farmout Agreement dated February 25, 2005, being effectively terminated concurrently with the execution of the settlement agreement;

•	Signet being regarded as having earned the two sections on which the option wells were drilled and 4 additional sections as set out in the Settlement;

•	Signet being required to reconvey registered title to 57.5 unearned sections of the Farmout Lands, as defined in the Farmout Agreement, back to us; and

•	our Company having the right to retest, at no cost to Signet, the option wells previously drilled.

On April 2, 2008, our Company participated in a public offering of Crown Petroleum and Natural Gas Rights held by the Alberta Department of Energy, in which the Company successfully bid on 1 Petroleum and Natural Gas Rights parcel covering 3,795 gross acres (1,536 gross hectares) for a total of 6 sections in the Ochre area. Our Company acquired an undivided 100% working interest in these 6 sections located in the Peace River Oil Sands area approximately 14 miles west of our Sawn Lake properties, increasing our land holdings in the Peace River Oil Sands area by 8%.

On April 4, 2008, the Company commenced a lawsuit against Tamm Oil and Gas Corp. (hereinafter referred to as “Tamm”). Our Company filed a Complaint with the United States District Court for the District of Nevada alleging that Tamm has violated United States federal and Nevada state law in connection with Tamm’s recent public statements and activities related to our Company, its operations and the ownership of its common shares. On April 7, 2008, our Company issued a press release with respect to the commencement of the lawsuit and an 8-K was also filed on April 10, 2008.

Sales and Marketing

As we remain in the exploration stage, we have not yet generated any revenues, nor do we have any customers at this time. The principal target customers for our crude oil production are expected to be refiners, remarketers and other companies, some of which have pipeline facilities near our properties. In the event pipeline facilities are not conveniently available, we intend to truck our oil to alternative storage, refining or pipeline facilities.

Market pricing for bitumen is seasonal with lower prices in and around the calendar year-end being the norm due to lower demand for asphalt and other bitumen derived products. By necessity, bitumen is regularly blended with diluent in order to facilitate its transportation via pipeline to North American markets. As such, the effective field price for bitumen is also directly impacted by the input cost of the diluent required, the demand and price of which is also seasonal in nature (higher in winter as colder temperatures necessitate more diluent for transportation). Consequently, bitumen pricing is notoriously weak in and around December 31 and not reflective of the annual average realized price or the economics of the “business” overall. We have been advised that, to price bitumen, marketers apply formulas that take as a reference point the prices published for crude oil of particular qualities such as “Edmonton light”, “Lloydminster blend”, or the more internationally known “West Texas Intermediate” (hereinafter referred to as WTI). We also understand that the price of bitumen fluctuates widely during the course of a year, with the lowest prices typically occurring at the end of the calendar year because of decreased seasonal demand for asphalt and other bitumen-derived products coupled with higher prices for diluents added to facilitate pipeline transportation of bitumen.

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

We will adopt specific sales and marketing plans once production is achieved.

Research and Development

We had no material research and development costs for the fiscal years ended September 30, 2005 and 2004.

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

Canadian Government and Environmental Regulations

Our Business is Governed by Numerous Laws and Regulations at Various Levels of Government. These laws and regulations govern the operation and maintenance of our facilities, the discharge of materials into the environment and other environmental protection issues. Under these laws and regulations, we could be liable for personal injury, clean-up costs and other environmental and property damages, as well as administrative, civil and criminal penalties. Our operator of the properties with activity on them maintains limited insurance coverage. We as operator will acquire insurance coverage on properties in which it intends to have activity on. Accordingly, we could be liable, or could be required to cease production on properties, if environmental damage occurs. The costs of complying with environmental laws and regulations in the future may harm our business. Furthermore, future changes in environmental laws and regulations could occur that result in stricter standards and enforcement, larger fines and liability, and increased capital expenditures and operating costs, any of which could have a material adverse effect on our financial condition or results of operations.

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

Royalties and Incentives. Each province and the federal government of Canada have legislation and regulations governing land tenure, royalties, production rates and taxes, environmental protection and other matters under their respective jurisdictions. The royalty regime is a significant factor in the profitability of oil and natural gas production. Royalties payable on production from lands other than Crown lands are determined by negotiations between the parties. Crown royalties are determined by government regulation and are generally calculated as a percentage of the value of the gross production with the royalty rate dependent in part upon prescribed reference prices, well productivity, geographical location, field discovery date and the type and quality of the petroleum product produced. From time to time, the governments of Canada, Alberta, British Columbia and Saskatchewan have also established incentive programs such as royalty rate reductions, royalty holidays and tax credits for the purpose of encouraging oil and natural gas exploration or enhanced recovery projects. These incentives generally increase cash flow. See new Alberta Royalty Regime under “Risk Factors” of this report.

Pricing and Marketing. The price of oil, natural gas and NGLs sold is determined by negotiation between buyers and sellers. An order from the National Energy Board (hereinafter referred to as “NEB”) is required for oil exports from Canada. Any oil export to be made pursuant to an export contract of longer than one year, in the case of light crude, and two years, in the case of heavy crude, requires an exporter to obtain an export license from the NEB. The issue of such a license requires the approval of the Government of Canada. Natural gas exported from Canada is also subject to similar regulation by the NEB. Natural gas exports for a term of less than two years, or for a term of two to twenty years in quantities of not more than 20,000 Mcf per day, must be made pursuant to an NEB order. Any natural gas exports to be made pursuant to a contract of larger duration (to a maximum of 25 years) or in larger quantities require an exporter to obtain a license from the NEB, which requires the approval of the Government of Canada. Exporters are free to negotiate prices and other terms with purchasers, provided that the export contracts meet certain criteria prescribed by the NEB. The governments of Alberta, British Columbia and Saskatchewan also regulate the volume of natural gas, which may be removed from those provinces for consumption elsewhere based on such factors as reserve availability, transportation arrangements and market considerations.

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

The North American Free Trade Agreement. The North American Free Trade Agreement (hereinafter referred to as “NAFTA”) grants Canada the freedom to determine whether exports to the United States or Mexico will be allowed. In making this determination, Canada must ensure that any export restrictions do not (i) reduce the proportion of energy exported relative to the supply of the energy resource; (ii) impose an export price higher than the domestic price; or (iii) disrupt normal channels of supply. All parties to NAFTA are also prohibited from imposing minimum export or import price requirements.

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

Employees

We currently have two full time employees, three part time office staff and five prime subcontractors. For further information on our subcontractors see “Compensation Arrangements for Executive Officers” under item 10 “Executive Compensation” herein described in this report. We expect to hire from time to time more employees, independent consultants and contractors during the stages of implementing our plans.

Royalty Agreements

Through the acquisition of Northern, our Company became a party to the following royalty agreement:

On December 12, 2003 Nearshore entered into a Royalty Agreement with Northern which potentially encumbers 3 oil sands development leases and 1 oil sands Permit located within our Sawn Lake properties. Nearshore claims a 6.5% gross overriding royalty from Northern on the leased substances on the land interests in which Northern holds in the above 3 Leases and permit. Nearshore is a private corporation incorporated in Alberta, Canada, and is owned and controlled by Mr. Steven P. Gawne and his wife, Mrs. Rebekah J. Gawne, who each own 50% of Nearshore. Mr. Steven P. Gawne was formerly the President, Chief Executive Officer and Director of Deep Well Oil & Gas, Inc. from February 6, 2004 to June 29, 2005.

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

Any Development Of Our Resource Will Be Directly Affected By The New Royalty Regime For Alberta. In October 2007, the Government of Alberta unveiled a new royalty regime. Under the new royalty regime, the Government of Alberta will increase its royalty share from oil sands development by introducing price-sensitive formulas both pre- and post-payout, rather than implementing an industry-wide tax on oil sands production. The base royalty will start at one per cent of gross bitumen revenue and will increase for every dollar the world oil price, as reflected by West Texas Intermediate (WTI) crude oil price, is priced above $55 per barrel, to a maximum of nine per cent when oil is priced at Cdn$120 or higher. The net royalty on oil sands will start at 25 percent and increase for every dollar the WTI crude oil is priced above Cdn$55 per barrel to 40 percent when the WTI crude oil is priced at Cdn$120 or higher. The government plans to adopt a permanent generic “bitumen valuation methodology” by June 30, 2008, after consulting with stakeholders and independent advisors. The government also plans to comprehensively and extensively review and tighten, if required, current rules and enforcement procedures to ensure that absolutely clear, transparent, auditable and appropriate definitions exist for oil sands projects and eligible expenditures. Currently, a royalty of one percent of gross bitumen revenue is payable prior to the payout of specified allowed costs, including certain exploration and development costs, operating costs and a return allowance. Once such allowed costs have been recovered, the applicable royalty is equivalent to the greater of 25% of net project revenue or 1% of gross revenue. All costs (operating and capital) are 100% deductible in the year in which they are incurred. The implementation of the proposed changes to the new royalty regime in Alberta is subject to certain risks and uncertainties. The significant changes to the royalty regime require new legislation, changes to existing legislation and regulation and development of proprietary software to support the calculation and collection of royalties. Additionally, certain proposed changes contemplate further public and/or industry consultation. There may be modifications introduced to the proposed royalty structure prior to the implementation thereof. There can be no assurance that the Government of Alberta or the Government of Canada will not adopt a new fiscal regime or otherwise modify the existing fiscal regime (royalties and taxes) governing oil sands producers in a manner that could materially affect the financial prospects and results of operations of oil sands developers and producers in Alberta.

We Are A Exploration Stage Company Implementing A New Business Plan. We are an exploration stage Company with only a limited operating history upon which to base an evaluation of our current business and future prospects, and we have just begun to implement our business plan. Since our inception, we have suffered recurring losses from operations and have been dependent on new investment to sustain our operations. During the years ended September 30, 2005 and 2004, we reported net losses of $1,262,549 and $525,754, respectively. In addition, our consolidated financial statements for the year ended September 30, 2005, contain a “going concern” qualification and we cannot give any assurances that we can achieve profits from operations.

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

We Expect Our Operating Expenses To Increase Substantially In The Future And We May Need To Raise Additional Funds. We have a history of net losses and expect that our operating expenses will increase substantially over the next 12 months as we continue to implement our business plan. In addition, we may experience a material decrease in liquidity due to unforeseen capital calls or other events and uncertainties. As a result, we may need to raise additional funds, and such funds may not be available on favourable terms, if at all. If we cannot raise funds on acceptable terms, we may not be able to execute on our business plan, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

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

We Do Not Control All Of Our Operations. We do not operate all of our properties and we therefore have limited influence over the testing, drilling and production operations of those properties. 12 of our 69.5 sections in which we have a working interest are operated by Andora. We have a 40% working interest in these 12 sections. Our lack of control of these 12 sections could result in the following:

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

Any of these events could materially reduce the value of those properties affected.

We Are Party To Some Lawsuits And Will Be Adversely Affected If We Are Found To Be Liable In Connection With Any Legal Proceedings. We are party to some lawsuits described in this Form 10-KSB under the heading “Legal Proceedings”. We intend to vigorously defend ourselves against the claims made in the lawsuits, but we cannot predict the outcome of these proceedings, the commencement or outcome of any future proceedings against us, or whether any such proceeding would lead to monetary damages that would have a material adverse effect on our financial position.

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

The Energy Resources Conservation Board (“ERCB”) that governs our operations in Alberta, Canada have implemented a new directive (Directive 056) that the Alberta Government issued its First Nations Consultation Policy on Land Management and Resource Development on May 16, 2005. The ERCB expects that all industry applicants must adhere to this policy and the consultation guidelines. These requirements and expectations apply to the licensing of all new energy developments and all modifications to existing energy developments, as covered in Directive 056. In the policy, the Alberta Government has developed consultation guidelines to address specific questions about how consultation for land management and resource development should occur in relation to specific activities. Prior to filing an application, the applicant must address all questions, objections, and concerns regarding the proposed development and attempt to resolve them. This includes concerns and objections raised by members of the public, industry, government representatives, First Nations, Métis, and other interested parties. If there are no outstanding concerns/objections and a confirmation of non-objection has been obtained if required. This process can cause significant delays in obtaining a drilling permit for exploration and/or a production well license for both oil and gas.

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

Our Stock Price Could Decline. Our common stock is traded on the pink sheets. There can be no assurance that an active public market will continue for the common stock, or that the market price for the common stock will not decline below its current price. Such price may be influenced by many factors, including, but not limited to, investor perception of us and our industry and general economic and market conditions. The trading price of the common stock could be subject to wide fluctuations in response to announcements of our business developments or our competitors, quarterly variations in operating results, and other events or factors. In addition, stock markets have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market prices of companies, at times for reasons unrelated to their operating performance. Such broad market fluctuations may adversely affect the price of our common stock. Our stock price may decline as a result of future sales of our shares or the perception that such sales may occur.

Since we have not filed all reports required to be filed by us with the SEC, none of our shares of common stock are currently eligible to be resold pursuant to Rule 144. However, some of our shares of outstanding common stock are required by contract to be registered under the Securities Act for resale by the holders. We are unable to estimate the amount, timing, or nature of future sales of outstanding common stock. Sales of substantial amounts of our common stock in the public market may cause the stock’s market price to decline.

We Could Be Subject to SEC Penalties For Not Filing All Of Our SEC Reports. We have not filed all of the annual and quarterly reports required to be filed by us with the SEC. We are working diligently to make all such filings, but until all such filings are made, it is possible that the SEC could take enforcement action, including the de-registration of our securities, against us. If the SEC were to take any such actions, it could adversely affect the liquidity of trading in our common stock and the amount of information about our Company that is publicly available.

Broke-Dealers Are Not Permitted To Solicit Trades In Our Common Stock. Our common stock is considered to be a “penny stock” because it meets one or more of the definitions in the Exchange Act Rule 3a51-1, The principal result or effect of being designated a “penny stock” is that securities broker-dealers cannot recommend the stock and may only trade in it on an unsolicited basis.

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

Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be “penny stock.” Moreover, Commission Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Pursuant to the Penny Stock Reform Act of 1990, broker-dealers are further obligated to provide customers with monthly account statements. Compliance with the foregoing requirements may make it more difficult for investors in our stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

Reports to Security Holders

We are a Nevada corporation and our common stock is registered under section 12(g) of the Securities Exchange Act of 1934, as amended. Our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on From 8-K and amendments to those reports can be accessed at the SEC’s website at www.sec.gov.

ITEM 2. DESCRIPTION OF PROPERTY

Office Leases

We currently rent an office space on a month by month basis for administrative operations for $3,554.30 Cdn per month at 510 Royal Bank Building 10117 Jasper Avenue, Edmonton Alberta T5J 1W8. We have entered into a lease for office space in Calgary. The term of this lease is over five years with the total monthly rents estimated to be:

•	December 1, 2007 to November 30, 2009 $3,197.37 Cdn per month

•
December 1, 2009 to November 30, 2010 $3,519.03 Cdn per month (additional rent was calculated using $10.35 Cdn per square foot calculation for the 2007 operating of the rental lease agreement, the landlord has the right to increase the additional rent for each operating year.

•
December 1, 2010 to November 30, 2012 $3,905.03 Cdn per (additional rent was calculated using $10.35 Cdn per square foot calculation for the 2007 operating year of the rental lease agreement, the landlord has the right to increase the additional rent for each operating year.

Oil and Gas Properties

Acreage

On November 26, 2007 we entered into mediation with Signet and resolved our differences and certain collateral matters. The settlement included but is not limited to:

•	the Farmout Agreement dated February 25, 2005, being effectively terminated concurrently with the execution of the settlement agreement;

•	Signet being regarded as having earned the two sections on which the option wells were drilled and 4 additional sections as set out in the Settlement;

•	Signet being required to reconvey registered title to 57.5 unearned sections of the Farmout Lands, as defined in the Farmout Agreement, back to the us; and

•	our Company having the right to retest, at no cost to Signet, the option wells previously drilled.

We own an 80% working interest in 51 contiguous sections of oil sands development leases and 6.5 sections of oil sands permits in the Sawn Lake heavy oil area in North Central Alberta. We have retained an additional 40% working interest in another 12 sections of oil sands development leases of which Signet (Signet was subsequently acquired by Andora Energy Corporation) has earned 40% from Deep Well. The leases and permits cover 43,964 gross acres (17,792 gross hectares).

Andora will be the operator of the 12 sections earned by Signet. We will be the operator to 57.5 sections in which we own an 80% working interest.

On April 2, 2008 our Company participated in a public offering of Crown Petroleum and Natural Gas Rights held by the Alberta Department of Energy, in which the Company successfully bid on 1 Petroleum and Natural Gas Rights parcel covering 3,795 gross acres (1,536 gross hectares) for a total of 6 sections in the Ochre area . Our Company acquired an undivided 100% working interest in these 6 sections located in the Peace River Oil Sands area, approximately 14 miles west of our Sawn Lake properties, increasing our land holdings in the Peace River area by 8%.

The following table summarizes our gross and net developed and undeveloped oil and natural gas rights under lease as of April 2, 2008.

OIL AND NATURAL GAS RIGHTS as of April 2, 2008

	Gross Hectares	Net Hectares	Gross Acres	Net Acres
Developed Acreage
Sawn Lake - Peace River Oil Sands Area, Alberta, Canada	None	None	None	None
Total	None	None	None	None

Undeveloped Acreage
Sawn Lake - Peace River Oil Sands Area, Alberta, Canada
31 sections	7,936	6,349(1)	19,610	15,688(1)
32 sections	8,192	5,325(2)	20,242	13,157(2)
6.5 sections	1,664	1,331(1)	4,112	3,289(1)
Ochre - P&NG Licence within the Peace River Oil Sands Area, Alberta, Canada
6 sections	1,536	1,536	3,795	3,795

Total	19,328	14,541	47,759	35,929

(1)	80% working interest

(2)	We have an 80% working interest in 20 sections and a 40% working interest in another 12 sections

A developed acre is considered to mean those acres spaced or assignable to productive wells, a gross acre is an acre in which a working interest is owned, and a net acre is the result that is obtained when fractional ownership working interest is multiplied by gross acres. The number of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

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

Reserves, Production and Delivery Commitments

Northern commenced oil and gas exploration activities in August 2004 with the first well being drilled on the project in September 2005. We did not engage in any production activities during the years ending September 30, 2005, 2004 and 2003, nor did we have any proved or probable reserves at the end of such periods, and thus, were not required to provide any of the production data required by Statement of Financial Accounting Standards No. 69. We do not have any obligations under existing delivery commitment contracts or agreements calling for the provision of fixed and determinable quantities of oil and gas over the next three years, and have therefore not filed any information or reports with any federal authority or agency, containing estimates of total, proved developed or undeveloped net oil or gas reserves.

Drilling Activity

The following tables summarize the results of our drilling activities during the years ended September 30, 2007, 2006 and 2005.

	2007		2006		2005
Exploratory Wells year ended September 30	Gross	Net	Gross	Net	Gross	Net
Gas	-	-	-	-	-	-
Oil	-	-	-	-	-	-
Oil/Gas	-	-	-	-	-	-
Evaluating	-	-	-	-	-	-
Drilling at end of year	-	-	-	-	-	-
Suspended	-	-	-	-	-	-
Abandoned	-	-	-	-	-	-
Total Exploratory Wells	-	-	-	-	-	-

	2007		2006			2005
Development Wells year ended September 30	Gross	Net	Gross	Net		Gross	Net
Gas	-	-	-	-		-	-
Oil	-	-	-	-		-	-
Oil/Gas	-	-	-	-		-	-
Evaluating	-	-	-	-		-	-
Drilling at end of year	-	-	-	-		-	-
Suspended	-		2	0.8	**	1	0.4	**
Abandoned	-	-	-	-		-	-
Total Development Wells	-	-	2	0.8		1	0.4

** 40% working interest

Present Activities

A total of three horizontal wells were drilled on the Sawn Lake Property during 2005 and 2006 and a fourth location was prepared for drilling.

The 1st test well drilled under the Farmout Agreement (at surface location 1-36-091-13W5) was successfully drilled and cased in late October of 2005. This horizontal well was drilled to a total length of 1,583 meters with a vertical depth of 752 meters within the Bluesky oil sands zone. On March 23, 2006 Signet, announced that the first horizontal test well on our Sawn Lake property had been drilled and the reservoir had tested positive for cold flow crude oil pumping capability. Initial test results by third parties have concluded that the initial oil samples taken early in the flow period had been analyzed and determined to be 10.7 degree API with 3.1% sulphur. As part of the November 15, 2005 settlement, we granted Signet a 40% interest in 6 sections, pertaining to the first well drilled at Sawn Lake. Currently the well has been suspended for further evaluation. Under the terms of the Farmout Agreement dated February 25, 2005, as amended, Signet has earned a 40% net working interest in the test well 1-36 at the surface location 1-36-091-13W5 and five additional sections for a total of 6 sections earned being: Township 91, Range 12 West of the 5th, section 31; Township 91, Range 13 West of the 5th, section 36; and Township 92, Range 13, sections 2, 11, 12 and 15, as a result of drilling the first test well of the Sawn Lake Heavy Oil Sands Project.

The 2nd well drilled under the Farmout Agreement (at surface location 4-32-091-12W5) began drilling on August 13, 2006. This was the first of three additional wells that Signet was to drill in accordance with the Farmout Agreement in the Bluesky Formation of the Sawn Lake area. This horizontal well was successfully drilled and cased in August 2006 to a total length of 1,461 meters with a vertical depth of 668 meters within the Bluesky oil sands zone. Subsequent to the drilling and logging operations, tubing was run in preparation for potential Bluesky oil production. As reported by Signet, the well evaluation of the log analysis confirmed 23 meters of net oil pay, average oil saturation of 78 percent, API gravity in the range of 6.7 to 7.6 degrees, permeability of up to 8 Darcies, average porosity of 30% and viscosity between 263,000 and 475,000 centistokes extrapolated at 20 degrees Celsius and between 4.6 and 5.35 centistokes extrapolated at 250 degrees Celsius. Signet reported to us that the initial production tests for cold flow pumping capability were negative, however, the well is suited for a thermal project. Currently the well has been suspended for further evaluation.

The 3rd well drilled under the Farmout Agreement (at surface location 7-30-091-12W5) began drilling on August 31, 2006. This was the second of three additional wells that Signet was to drill in accordance with the Farmout Agreement in the Bluesky Formation of the Sawn Lake area. This horizontal well was successfully drilled and cased in September 2006 to a total length of 1,437 meters with a vertical depth of 654 meters within the Bluesky oil sands zone. As reported by Signet, the well evaluation of the log analysis confirmed 22 meters of net oil pay, average oil saturation of 68 percent, API gravity in the range of 6.2 to 6.8 degrees, permeability of up to 8 Darcies, average porosity of 30% and viscosity of 290,000 centistokes extrapolated at 18 degrees Celsius 7.93 centistokes extrapolated at 250 degrees Celsius. Signet reported to us that the initial production tests for cold flow pumping capability were negative, however, the well is suited for a thermal project. Currently the well has been suspended for further evaluation.

The proposed 4th well to be drilled under the Farmout Agreement (at surface location 13-29-091-12W5) was not drilled since it was determined by Signet that it would not provide any additional geological information in its delineation of the Sawn Lake Reservoir beyond that of the two recently drilled wells in the same vicinity.

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

In December 2006, we notified Signet that we were disputing Signet earning an additional 12 sections, as a result of drilling the 4-32 and 7-30 wells, because Signet failed to properly complete the wells by not conducting the production testing as reasonably required under the Farmout Agreement. The Farmout Agreement states that the sustained production test must be of sufficient duration to establish to the Farmor’s (therefore Deep Well’s) reasonable satisfaction the initial productivity of the earning well. Signet’s view was that it has earned the 12 sections pursuant to the terms of the Farmout Agreement. These 12 sections are subject to selection in accordance with the provisions of the Farmout Agreement. On November 26, 2007 we entered into mediation with Signet and resolved our differences on this and certain collateral matters. The settlement included, but is not limited to:

•	the Farmout Agreement dated February 25, 2005, being effectively terminated concurrently with the execution of the settlement agreement;

•	Signet being regarded as having earned the two sections on which the option wells were drilled and 4 additional sections as set out in the Settlement; and

•	Signet being required to reconvey registered title to 57.5 unearned sections of the Farmout Lands, as defined in the Farmout Agreement, back to us; and

•	our Company having the right to retest, at no cost to Signet, the option wells previously drilled.

Our Company’s current and near term development plan is to use the funds recently acquired to execute our Company’s plan of development for the Sawn Lake Project. The first stage of the plan will include updated well evaluation testing and project re-analysis and engineering study. To accomplish this, our Company recently purchased and interpreted seismic data for certain sections of the Sawn Lake project. This recent seismic acquisition and reprocessing is in addition to and focuses on different areas than the seismic previously acquired and reprocessed by Signet, the results of the Signet reprocessed seismic and the aeromagnetic data is now available to our Company by virtue of the November 26, 2007 settlement with Signet. Based on this newly acquired data, log analyses and information obtained from external public resources our Company’s operations team selected 6 locations to be drilled over the next 12 months. Our Company engaged Frontier Engineering and Consulting Ltd. (hereinafter referred to as “Frontier Engineering”) an engineering firm to assist us in project management and all coordinating aspects and stages of our Company’s drilling, completion and developing the Sawn Lake Project. Frontier Engineering has completed surveying of these 6 locations along with their respective environmental field reports. Our Company has also engaged Progress Land Services Ltd. (hereinafter referred to as “Progress Land”) to assist us in all regulatory compliance and surface rights with the appropriate governmental departments. Frontier Engineering is working closely with Progress Land and they are currently in the public consultation stage submitting notifications to the participants. Subject to regulatory approval, our Company expects to begin preparing these selected well sites for drilling over the next 12 months. To assist in defining the Sawn Lake project these 6 locations have been selected to cover more surface area of the reservoir than previously drilled. As operator for these leases, our Company will also test the wells for cold flow capability to its satisfaction. The focus of our Company’s drilling program is to further define the heavy oil reservoir to determine the best technology under which oil can be produced from the Sawn Lake project in order to initiate production to generate an early positive cash flow.

ITEM 3. LEGAL PROCEEDINGS

Deep Well Oil & Gas, Inc. vs. Surge Global Energy, Inc. - RESOLVED

On October 13, 2005 Surge filed against us with a Notice of Motion filed in Court of Alberta, District of Calgary. The motion among other things, requested a declaration from us that Signet has complied with their obligations under a particular Farmout Agreement and a declaration that Signet has earned 50% of our interest in lands located at LSD 01-36-091-13-W5M.

On October 14, 2005 we served Surge with a lawsuit issued in the Alberta Court District of Calgary. The lawsuit among other things, seeks a declaration that the Farmout Agreement has been terminated, an order requesting Signet to reconvey to us title documents as defined in the Farmout Agreement, a declaration that Signet has failed to spud a test well pursuant to the terms of the Farmout Agreement, an order preventing Signet from entering the Farmout lands pending resolution to the lawsuit as well as other various declaratory and injunctive relief, including damages of $1,000,000 Cdn for trespass and punitive damages of $250,000 Cdn.

On October 21, 2005 our Company and Surge agreed to a consent order in the Court of Alberta, district of Calgary whereby both parties agreed to consolidate their actions. The consolidated action would continue under our action and would be tried at the same time.

On November 15, 2005 as part of a restructuring of Signet, both parties mutually agreed to dismiss their lawsuits against each other. The dismissals were part of the Farmout Amending and Farmout Acknowledgement Agreements entered into by our Company and Surge. The Farmout Amendment and Acknowledgement Agreement agreed to, upon Signet receiving a private placement for $8,550,000 Cdn in a convertible debenture and modify the February 25, 2005 Farmout Agreement. The significant amendments were to; 1.) Extend the earning period to February 25, 2008; 2.) Extend the date for which Signet can spud an option well to September 25, 2006; 3.) Recalculate the payment of the 2nd portion of the prospect fee, being $1,000,000 to be paid by Signet to Northern and Deep Well Alberta and omit the conditions under which the $1,000,000 was paid, 4.) Signet issued to Northern and Deep Well Alberta 7,550,000 of its common shares giving us a beneficial interest in the Farmee of 31.47% before Signet issued shares under the private placement financing and 22.7% if the convertible debenture is converted on a fully diluted basis, and 5.) Our Company gave up its right to acquire shares in Surge US.

I.G.M. Resources Corp. vs. Deep Well Oil & Gas, Inc. et al

On March 10, 2005 I.G.M. Resources Corp. (hereinafter referred to as “IGM”) filed against Classic, 979708 Alberta Ltd. (hereinafter referred to as “979708”), Deep Well, Nearshore, Steven P. Gawne, Rebekah Gawne, Gawne Family Trust, 1089144 Alberta Ltd., John F. Brown, Diane Lynn McClaflin, Cassandra Doreen Brown, Elissa Alexandra Brown, Brown Family Trust, Priority Exploration Ltd., Northern and Gordon Skulmoski a Statement of Claim in the Court of Queen’s Bench of Alberta Judicial District of Calgary. This suit is part of a series of lawsuits or actions undertaken by IGM against some of the other above defendants.

IGM was and still is a minority shareholder of 979708. 979708 was purportedly in the business of discovering, assembling and acquiring oil & gas prospects. In 2002 and 2003, 979708 acquired oil and gas prospects in the Sawn Lake area of Alberta. On or about the 14th of July 2003 all or substantially all the assets of 979708 were sold to Classic. IGM claims the value of the assets sold was far in excess of the value paid for those assets. On April 23, 2004 Northern purchased some of Classic’s assets that are under dispute by IGM. On June 7, 2005 Deep Well acquired all of the common shares of Northern thereby giving Deep Well an indirect beneficial interest in the assets IGM is claiming an interest in.

IGM seeks an order setting aside the transaction and returning the assets to 979708, compensation in the amount of $15,000,000 Cdn, a declaration of trust declaring that Classic, Northern and Deep Well Alberta, hold all of the assets acquired from 979708 and any property acquired by use of such assets or confidential information of 979708, in trust for the Plaintiff.

This lawsuit has been stayed pending the outcome of the other litigation by IGM against the other defendants. We believe the claims and demands against us are without merit and will vigorously defend them.

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

We plan to vigorously defend ourselves against the Plaintiff’s claims.

Menno Wiebe and Jacobean Resource International vs. Deep Well Oil & Gas, Inc. et al

On October 23, 2006 Menno Wiebe and Jacobean Resources International served Deep Well, Doe individuals and Roe Corporations with a Complaint and Summons filed in the United States of America, District Court of Clark County, Nevada. The Complaint alleges a breach of contract in which the Plaintiffs are seeking monetary damages in excess of $10,000 plus an order directing Defendants to issue 56,500 shares of Deep Well stock to Plaintiffs. Mr. Menno Wiebe served as Director and Chief Operating Officer of Deep Well from July 6, 2004 until June 29, 2005. Mr. Wiebe claims he was the Chief Operating Officer until October 2005. Our Company believes that it has meritorious defences to the plaintiff’s claims and intends to enter into mediation, as called for in the contract with Menno Wiebe.

Star Capital Inc. vs. Deep Well Oil & Gas, Inc. et al - RESOLVED

On December 21, 2006 Deep Well, Deep Well Alberta and some of the directors of our Company in addition to other individuals were served with an Originating Notice of Motion, filed in the Court of Queen’s Bench of Alberta Judicial District of Calgary, by Star Capital Inc. whereby the Applicant claims that the Respondents; 1.) Failed to provide shareholders with proper or any notice of Annual General Meetings, special meeting of shareholders, or both; 2.) Failed to hold Annual General Meetings in accordance with the provisions of the Alberta Business Corporations Act or, in the alternative, with the Nevada Revised Statutes; 3.) Failed to appoint qualified auditors in accordance with the provisions of the Alberta Business Corporations Act or, in the alternative, the Nevada Revised Statutes; 4.) Failed to prepare and file audited financial statements in accordance with the provisions of the Alberta Business Corporations Act and the Alberta Securities Act or, in the alternative, the Nevada Revised Statutes; 5.) Paid management fees in relation to either or both of Deep Well or Deep Well Alberta to directors, officers and third parties, including the individual Respondents themselves, that are unreasonable, oppressive and have been granted without proper regard for the interests of shareholders; 6.) In the case of the individual Respondents, engaged in wrongful self-dealing that is oppressive, prejudicial to, and unfairly disregards the interests of, shareholders; 7.) Issued capital stock of Deep Well, and instruments for the future purchase of such capital stock, in a manner that is oppressive, unfairly prejudicial to, and unfairly disregards the interests of shareholders; 8.) Failed to disclose, or failing to disclose in a timely manner, material information to the shareholders and the public, including, but not limited to, the fact of the transfer of assets from Deep Well to Deep Well Alberta and the existence of encumbrances of the oil sands assets, such as gross overriding royalties held by the Respondents Gary Tighe and Steve Gawne, which distorts the public market in the securities of the corporate Respondents and is otherwise oppressive, unfairly prejudicial to, and unfairly disregards the interests of shareholders, including the Applicant; 9.) Utilized majority shareholder approval for various transactions, including the appointment of directors, without calling annual or special meetings of shareholders, in a manner which is oppressive, unfairly prejudicial and unfairly disregards the minority shareholders and which is otherwise a breach of the fiduciary duties owed by the directors and officers to the corporations and to the minority shareholders.

On September 7, 2007, the claims of Star Capital Inc. against us were dismissed in their entirety pursuant to an Order granted by the court. Star Capital Inc.’s claims were originally filed with the Court of Queen’s Bench of Alberta in the Judicial District of Calgary pursuant to an Originating Notice of Motion which was filed on December 21, 2006 and a Amended Originating Notice which was filed on March 29, 2007 against Deep Well, Deep Well Alberta, Northern and some of the directors of Deep Well and its subsidiaries in addition to other individuals as set out in its Amended Originating Notice. An Amending Agreement and Mutual General Release was later implemented by the parties. Subsequent to this Amending Agreement and Mutual General Release, Star Capital Inc. filed an additional Originating Notice of Motion on February 26, 2008. The settlement of this further claim was completed in March of 2008, whereby the parties agreed upon a Full and Final Mutual Release.

Signet Energy, Inc. vs. Deep Well Oil & Gas, Inc., Northern Alberta Oil Ltd., Deep Well Oil & Gas (Alberta) Ltd. - RESOLVED

On June 1, 2007, Signet filed a Statement of Claim in the Alberta Court District of Calgary against our Company. The plaintiff claims that the defendants must pay all rentals and other payments required to maintain the farmout lands under the Farmout Agreement in good standing. The plaintiff further claims that they paid all rentals and other amounts required to maintain the farmout lands in good standing on behalf of the defendants and invoiced the defendants for the rental amounts and that the defendants refused or neglected to reimburse their proportionate share of the rental amounts and therefore the defendants have been enriched to the detriment of the plaintiff by the payment of the rental amounts. The plaintiff seeks 1.) payment in full of $63,269.12 in Canadian funds for the rental amounts owed, 2.) interest, 3.) costs of the action, and 4.) such further and other relief as the court deems just.

On June 25, 2007, our Company served Signet with a Statement of Defence and Counterclaim issued in the Alberta Court District of Calgary. The defendants state in their defence that 1.) any and all such expenditures are required to be approved in advance, 2.) no such approval was given, and that the plaintiff has failed to properly account to the defendants for all such expenditures made, 3.) the amount for which the plaintiff is entitled to reimbursement is approximately $40,000 in Canadian funds, and 4.) if the plaintiff is indebted to the defendants in an amount in excess of the amount claimed by the plaintiff then the defendants are entitled to set off against any amounts that may be owed to the plaintiff. The defendants by counterclaim seek 1.) the proportionate share of fees and expenses incurred in preserving, protecting and advancing the rights of the parties to the farmout lands totaling $101,000 in Canadian funds, 2.) a declaration that the plaintiffs are entitled to set off the amount of any judgment in favor of the defendant by counterclaim against the amounts found to be owing to them, 3.) a declaration that the Farmout Agreement be terminated, 4.) interest, 5.) such further and other relief as the court deems just, and 6.) costs of the action.

On November 26, 2007, our Company entered into mediation with Signet and agreed to jointly discontinue and release the other with respect to the foregoing claims. The settlement includes but is not limited to:

•	the Farmout Agreement dated February 25, 2005, being effectively terminated concurrently with the execution of the Settlement agreement;

•	Signet being regarded as having earned the two sections on which the option wells were drilled and 4 additional sections as set out in the Settlement;

•	Signet being required to reconvey registered title to 57.5 unearned sections of the Farmout Lands, as defined in the Farmout Agreement, back to us; and

•	our Company having the right to retest, at no cost to Signet, the option wells previously drilled.

Deep Well Oil & Gas, Inc. vs. Tamm Oil and Gas Corp.

Since December 2007, Tamm Oil and Gas Corp. and its agents have issued multiple public statements claiming that Tamm has acquired, or agreed to acquire, a significant and controlling interest in our Company and our properties. We are not, and have not been, party to any of Tamm’s public statements or purported acquisitions of our shares of common stock, and we have commenced a lawsuit against Tamm alleging that Tamm has violated United States federal and Nevada state law in connection with Tamm’s recent public statements and activities related to our Company, our operations and Tamm’s ownership of our shares of common stock. On April 4, 2008, our Company commenced a lawsuit against Tamm Oil and Gas Corp. (hereinafter referred to as “Tamm”). Our Company filed a Complaint with the United States District Court for the District of Nevada alleging that Tamm has violated United States federal and Nevada state law in connection with Tamm’s recent public statements and activities related to our Company, its operations and the ownership of its common shares. Our Company is seeking:

1.)	preliminary injunctive relief in the form to be sought upon the filing of the Complaint, to include and not be limited to an injunction:

a.)
that Tamm issue appropriate disclosures and retract false and misleading statements concerning Deep Well in their prior representations through SEC filings, press releases, and all other appropriate means;

b.)
prohibit Tamm from exercising the voting rights or any other rights granted through ownership of Deep Well shares on any shares acquired pursuant to their unlawful tender offer(s) for Deep Well shares; attempting otherwise to influence or control Deep Well or its management;

c.)	prohibit Tamm from transferring their Deep Well shares and/or accepting transfer of any Deep Well shares acquired through their tender offer(s) for Deep Well shares;

d.)	prohibit Tamm from acquiring any additional Deep Well shares and/or taking any other actions in furtherance of their tender offer(s) for Deep Well shares;

e.)
prohibit Tamm from issuing any false, misleading or derogatory statements about Deep Well, relating to its investments in Deep Well, relating to its acquisition of Deep Well shares or relating to its control of any Deep Well assets;

f.)
requiring that the transactions through which Tamm acquired Deep Well shares pursuant to the tender offer(s) for Deep Well shares be completely rescinded and unwound and that any transfers made pursuant to those acquisitions be reversed;

g.)	requiring Tamm to comply with legal requirements in the making of any future tender offer or otherwise acquiring Deep Well shares;

2.)	for a permanent injunction enforcing the terms of the preliminary injunction and permanently enjoining Tamm from conducting the tender offer indicated by the Announcement;

3.)	for damages/or treble damages in an amount to be established at trial;

4.)	for attorneys’ fees and costs; and

5.)	for all such other further relief as the Court deems just and equitable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no matter submitted during the fiscal year 2005 covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

On June 29, 2005, a majority of the shareholders of Deep Well, by written resolution, replaced the Deep Well’s Board of Directors, consisting of Mr. Steven P. Gawne, Mr. Curtis Sparrow, Mr. Leonard F. Bolger, Mr. Menno Wiebe and Dr. Horst A. Schmid, with a new Board of Directors, consisting of Mr. Cyrus Spaulding, Mr. Donald E. H. Jones and Dr. Horst A. Schmid. Dr. Horst A. Schmid was re-appointed to the Board as Chairman and appointed Chief Executive Officer and President. Mr. Cyrus Spaulding was appointed Chief Operating Officer on September 1, 2005. On July 1, 2005, Mr. Curtis Sparrow accepted a re-appointment to the Board for Directors. Mr. Curtis Sparrow continued to be Chief Financial Officer, Corporate Secretary and Treasurer of our Company.

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

	High (US$)	Low (US$)
Fiscal 2003
First Quarter	$0.24	$0.12
Second Quarter	$0.13	$0.01
Third Quarter	$0.03	$0.002
Fourth Quarter	$0.002	$0.0003

Fiscal 2004
First Quarter	$0.55	$0.05
Second Quarter	$1.30	$1.05
Third Quarter	$1.55	$0.48
Fourth Quarter	$1.42	$0.80

Fiscal 2005
First Quarter	$1.03	$0.53
Second Quarter	$0.90	$0.35
Third Quarter	$0.58	$0.30
Fourth Quarter	$0.68	$0.31

Fiscal 2006
First Quarter	$1.31	$0.37
Second Quarter	$2.98	$1.15
Third Quarter	$2.85	$1.45
Fourth Quarter	$1.76	$0.58

Fiscal 2007
First Quarter	$0.66	$0.33
Second Quarter	$0.56	$0.23
Third Quarter	$1.05	$0.35
Fourth Quarter	$0.84	$0.45

Fiscal 2008
First Quarter	$0.58	$0.45
Second Quarter	$0.63	$0.31

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

On June 7, 2005, Deep Well completed the acquisition of 6,069,625 shares of common stock, representing 100% of the outstanding common stock of Northern, pursuant to an Exchange Agreement, dated as of July 8, 2004, between Deep Well, Northern and all shareholders of Northern, as amended by an amending agreement dated April 25, 2005. In addition to the common stock of Northern, Deep Well was granted options to acquire 432,500 shares of preferred stock of Northern and the preferred shareholders of Northern have the ability to require Deep Well to acquire such shares. In accordance with the terms of the Agreements, common shareholders of Northern received three (3) shares of the Deep Well’s restricted common stock for each one (1) share of Northern’s common stock and preferred shareholders of Northern will receive thirty (30) shares of the Deep Well’s restricted common stock for each one (1) share of Northern’s preferred stock held by such shareholders.

On April 4, 2007, our Company completed the acquisition of the preferred shares of Northern. From February 27, 2006 to April 4, 2007, our Company issued 12,960,000 shares of its common stock to acquire all of the preferred stock of Northern.

Holders of Record

As of February 29, 2008 we had approximately 185 holders of record of our shares of common stock. Our Company estimates that investment dealers and other nominees hold common shares for approximately 3,280 beneficial holders.

Dividends

Our Company has not paid cash dividends since inception. Our Company intends to retain all of its earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future. The payment of any future dividends will be at the discretion of the Board of Director’s and will depend upon a number of factors, including future earnings, the success of our Company’s business activities, capital requirements, the general financial condition and future prospects of our Company, general business conditions and such other factors as the Board of Directors may deem relevant.

Equity Compensation Plan Information

The following table provides information as of September 30, 2005 with respect to shares of Deep Well common stock that may be issued under our existing equity compensation plans.

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

Stock Option Plan

On November 28, 2005 the Board of Directors of Deep Well adopted the Deep Well Oil & Gas, Inc. Stock Option Plan. The Stock Option Plan, which if administered by the Board, permits options to acquire shares of Deep Well’s common stock to be granted to directors, senior officers and employees of our Company, as well as certain consultants and other persons providing services to our Company. This Stock Option Plan was adopted to provide an incentive to the retention of directors, officers and employees as well as consultants our Company may wish to retain in the future. The maximum number of common shares that may be reserved for issuance under the Stock Option Plan may not exceed 10% of our Company’s issued and outstanding common shares, subject to adjustment as contemplated by the Stock Option Plan. The aggregate number of common shares with respect to which options may be granted to any one person (together with their associates) in any one year, together with all other incentive plans of our Company, may not exceed 500,000 common shares, and in total may not exceed 2% of the total number of common shares outstanding. On November 28, 2005, the Board granted 375,000 options to acquire common shares to each director of Deep Well and granted 187,500 options to acquire common shares to a director of a subsidiary of Deep Well. The exercise price of such options is $0.71 per share. In each case, the vesting of such director options will occur only if the holder of the options continues to provide services to us during the immediate annual period preceding the relevant vesting date. The options will terminate at the close of business five years from the date of grant. In addition, on November 28, 2005, the Board granted 390,000 options to acquire common shares to certain corporations providing consulting services to us. Each of such consultants are wholly owned by directors of our Company. The exercise price of such options is $0.71 per share. In each case, the vesting of such consultant options will occur only if the holder of the options continues to provide services to us on the relevant vesting date. The options will terminate at the close of business five years from the date of grant. No option granted under the Stock Option Plan may be exercised until the Stock Option Plan has been approved and ratified by the holders of a majority of the voting stock of our Company at a shareholders' meeting or by consent resolution of said majority shareholders.

On September 28, 2007 the Board of Directors of our Company granted options under the stock option plan to a certain employee to acquire 36,000 common shares of our Company at the exercise price of $0.47 per common share, of which 8,000 shall be vested immediately and 28,000 shall be vested at a rate of 2,000 common shares per month commencing September 30, 2007 so long as the employee continues to provide employment services on such vesting dates.

On October 1, 2007 we entered into a Consulting Agreement, effective September 20, 2007, with R.N. Dell Energy Ltd. (hereinafter referred to as “Contractor”). On September 28, 2007 under the terms of the Consulting Agreement, the Board of Directors of our Company granted options to the Contractor to acquire 240,000 common shares of our Company at the exercise price of $0.47 per common share (being the closing price as of the day before the effective date) which shall be vested at a rate of 20,000 common shares per month commencing October 31, 2007 so long as the Contractor continues to provide consulting services on such vesting dates.

Sales of Unregistered Securities

On March 10, 2005, Deep Well closed on a transaction pursuant to a certain Securities Purchase Agreement (“SPA“), with two accredited investors for an aggregate purchase price of $750,000 pursuant to which we sold an aggregate of (i) 1,875,000 shares of Deep Well’s common stock, par value $0.001 per share, at a purchase price of $0.40 per share, and (ii) 750,000 warrants, of which each of the warrants is exercisable from March 10, 2005 until March 9, 2010, at an exercise price equal to $0.50 per share. Deep Well issued the aforementioned securities to the investors pursuant to Rule 506 of Regulation D as promulgated under the Securities Act of 1933, as amended, and/or Section 4(2) of the Act. In connection with the SPA, a finder's fee of $75,000 was paid and 37,500 warrants were issued. The exercise price of the warrants will be adjusted from time to time upon the occurrence of certain events, as provided in the warrants, and as a result of the issuance of common stock on May 25, 2007 and pursuant to the SPA and Form of Warrant dated March 10, 2005 entered into by and among our Company and the investors (the “Warrant Holders”) our Company issued an adjustment to the Warrant Holders and the commission holder of the warrants associated with the finder’s fee. The original warrant dated March 10, 2005 contained a price adjustment if our Company sells, issues or grants additional shares of its common stock at a price per share less than the exercise price. In the event of a price adjustment, the number of shares exercisable under the warrant would also increase. Therefore, the exercise price of the original warrant has been adjusted from $0.50 to $0.40 per common share. Our Company has granted the Warrant Holders and the holder of the warrants associated with the finder’s fee new warrants to purchase an additional 196,875 common shares for a total of 984,375 shares of our Company's common stock at an adjusted exercise price of $0.40 per share under the same terms as the original warrant Deep Well entered into a Registration Rights Agreement (“RRA”) with the investors, dated as of March 10, 2005, pursuant to which Deep Well was obligated to prepare and file a registration statement no later than 45 days after the closing date registering the number of shares of our common stock which was at least equal to (i) the aggregate number of shares of common stock issued under the SPA plus (ii) 125% of the aggregate number of shares of common stock issuable upon exercise of the warrants. Deep Well must use its reasonable best efforts to cause the registration statement to become effective as soon as practicable following the filing, but in no event later than 120 days after the closing date. If the registration statement is not filed within 45 days after the closing date or declared effective within the time specified in the preceding paragraph, Deep Well was required to make payments to the investors equal to 2% of the purchase price and an additional 2% of the purchase price for each subsequent 30-day period as to which the registration statement was not filed or declared effective. Effective on January 22, 2007, our Company entered into a Settlement Agreement and Release of All Claims (the “Settlement Agreement”) with the investors who were in receipt of the above issued shares with respect to allegations made by the investors that our Company had breached the SPA and the RRA.

The Settlement Agreement provides, without any party acknowledging any liability, for:

•	the amendment of the SPA to delete certain restrictions on our Company’s ability to enter into any future financings;

•	the termination of the RRA; and

•
the issuance to the Investors of an aggregate of 1,600,000 (one million six hundred thousand) shares of common stock of our Company (the “Shares”), including the granting of certain piggyback registration rights related thereto; and

•	the full and final settlement of all existing or potential claims between our Company and the Investors arising under the SPA and the RRA.

On August 12, 2005 pursuant to subscription agreements, our Company closed a private placement to three investors of an aggregate of 500,000 units at a price of $0.40 per unit, for total proceeds of $200,000. Each unit consists of one common share and one common share purchase warrant, with each warrant entitling its holder to acquire one share of our common stock at an exercise price of $0.60. The exercise price of the warrants will be adjusted from time to time upon the occurrence of certain events, as provided in the warrants. The warrants expire on August 12, 2008. The units were issued pursuant to Regulation S. In addition, on August 12, 2005, pursuant to a Debt Settlement Agreement, one holder of $84,378.40 of our indebtedness exchanged its indebtedness for 210,946 units at a deemed exchange price of $0.40 per unit. Each unit consists of one common share and one common share purchase warrant, with each warrant entitling its holder to acquire one common share of Deep Well, at an exercise price of $0.60. The exercise price of the warrants will be adjusted from time to time upon the occurrence of certain events, as provided in the warrants. The warrants expire on August 12, 2008. The units were issued pursuant to Regulation S under the Securities Act of 1933, as amended.

On October 11, 2005 pursuant to subscription agreements, our Company closed a private placement to three investors of an aggregate of 3,150,000 units at a price of $0.40 per unit, for total gross proceeds of $1,260,000. Each unit consists of one common share and one common share purchase warrant, with each warrant entitling its holder to acquire one share of our common stock at an exercise price of $0.60 per common share. The exercise price of the warrants will be adjusted from time to time upon the occurrence of certain events, as provided in the warrants. The warrants expire on October 11, 2008. In connection with the private placement, a finder’s fee of $36,000 was paid, resulting in total net proceeds to our company from the private placement of $1,224,000. The units were issued pursuant to Regulation S under the Securities Act of 1933, as amended.

On January 13, 2006 pursuant to subscription agreements, our Company closed a private placement to three investors of an aggregate of 51,200 units at a price of $1.50 per unit, for total gross proceeds of $76,800. Each unit consists of one common share and one common share purchase warrant, with each warrant entitling its holder to acquire one share of our common stock at an exercise price of $2.25 per common share. The exercise price of the warrants will be adjusted from time to time upon the occurrence of certain events, as provided in the warrants. The warrants expire on January 13, 2009. The units were issued pursuant to Regulation S. In addition, on January 13, 2006, pursuant to a Debt Settlement Agreement, one holder of $38,293 of our indebtedness exchanged its indebtedness for 21,800 units at a deemed exchange price of $1.50 per unit. Each unit consists of one common share and one common share purchase warrant, with each warrant entitling its holder to acquire one common share of Deep Well, at an exercise price of $2.25. The exercise price of the warrants will be adjusted from time to time upon the occurrence of certain events, as provided in the warrants. The warrants expire on January 13, 2009. In connection with the private placement, a finder’s fee of $7,680 was paid, resulting in total net proceeds to our company from the private placement of $69,120. The units were issued pursuant to Regulation S under the Securities Act of 1933, as amended.

On February 23, 2006 pursuant to an exercised option agreement our Company entered into on June 7, 2005, our Company issued 4,707,750 Deep Well common shares in exchange for 156,925 of the outstanding preferred shares of Northern. The common shares were issued pursuant to Section 4(2) of the 1933 Act.

On June 13, 2006 further pursuant to an exercised option agreement our Company entered into on June 7, 2005, our Company issued 2,867,250 Deep Well common shares in exchange for 95,575 of the outstanding preferred shares of Northern. The common shares were issued pursuant to Section 4(2) of the 1933 Act.

On July 28, 2006 a warrantholder of our Company acquired 100,000 common shares upon exercising warrants at an exercise price of $0.60 per common share for total gross proceeds to our Company of $60,000. The common shares were issued pursuant to Section 4(2) of the 1933 Act.

On September 11, 2006 a warrantholder of our Company acquired 50,000 common shares upon exercising warrants at an exercise price of $0.60 per common share for total gross proceeds to our Company of $30,000. The common shares were issued pursuant to Section 4(2) under the 1933 Act.

On April 4, 2007 Northern became a 100% wholly owned subsidiary of Deep Well as a result of our Company issuing 5,400,000 common shares of Deep Well, in exchange for the last remaining 180,000 outstanding preferred shares of Northern. On June 7, 2005, Deep Well entered into certain share exchange agreements (the “Agreements”) with the shareholders of Northern pursuant to which Deep Well previously acquired 100% of the issued and outstanding common shares of Northern. In addition, pursuant to the Agreements, Deep Well received options to acquire, in exchange for shares of common stock of Deep Well, 100% of the issued and outstanding preferred shares of Northern, while the holders of such preferred shares received the right to require our Company to purchase such preferred shares in exchange for shares of common stock of Deep Well. As of April 4, 2007 all of the holders of such preferred shares of Northern have exercised their options in exchange for restricted shares of common stock of Deep Well. In accordance with the terms and conditions of the Agreements, Deep Well has now completed the acquisition of acquiring 100% of the preferred shares of Northern in exchange for 12,975,000 shares of common stock of Deep Well. The shares of common stock of Deep Well issued in exchange for the Northern preferred shares were issued pursuant to Section 4(2) of the 1933 Act.

On May 25, 2007 pursuant to subscription agreements, our Company completed a private placement of 5,000,000 units at a price of $0.40 per unit for gross proceeds of $2,000,000. Each unit consists of one common share and one common share purchase warrant, with each warrant entitling its holder to acquire one share of our common stock at a price of $0.60 per share. The exercise price of the warrants will be adjusted from time to time upon the occurrence of certain events, as provided in the warrants. The warrants expire on May 25, 2010. In connection with the private placement a finder's fee of $150,000 was paid. The units were issued pursuant to Regulation S under the Securities Act of 1933, as amended.

On June 22, 2007 pursuant to subscription agreements, our Company completed a private placement of 8,333,333 units at a price of $0.60 per unit for $5,000,000. Each unit consists of one common share and one common share purchase warrant and another twelve one-hundredths common share purchase warrant ("Special Warrant"). Each warrant entitles the holder to purchase one additional common share at a price of $0.90 per common share for a period of three years from the date of closing. Each Special Warrant entitles the holder to purchase a common share at a price of $1.20 for a period of five years from the date of closing. The exercise price of the warrants and the Special Warrants will be adjusted from time to time upon the occurrence of certain events, as provided in the warrants and Special Warrants. The warrants expire on June 22, 2010 and the Special Warrants expire on June 22, 2012. In connection with the private placement a finder's fee of $300,000 was paid. The units were issued pursuant to Regulation S under the Securities Act of 1933, as amended.

On July 11, 2007 pursuant to subscription agreements, our Company completed a private placement of 323,333 units at a price of $0.60 per unit for $194,000. Each unit consists of one common share and one common share purchase warrant and another twelve one-hundredths common share purchase warrant (“July Special Warrant”). Each warrant entitles the holder to purchase one additional common share at a price of $0.90 per common share for a period of three years from the date of closing. Each July Special Warrant entitles the holder to purchase a common share at a price of $1.20 for a period of five years from the date of closing. The exercise price of the warrants and the July Special Warrants will be adjusted from time to time upon the occurrence of certain events, as provided in the warrants and July Special Warrants. The warrants expire on July 11, 2010 and the July Special Warrants expire on July 11, 2012. In connection with the private placement a finder’s fee of $9,700 was paid. The units were issued pursuant to Regulation S under the Securities Act of 1933, as amended.

In September 2007 our Company issued an adjustment to two existing warrantholders. The original warrant dated March 10, 2005 contained a price adjustment in the event that our Company sold, issued or granted additional shares of its common stock at a price per share less than the exercise price of the warrant. In the event of a price adjustment, the number of shares exercisable under the warrant would also increase. Therefore, the exercise price of the original warrant has been adjusted from $0.50 to $0.40 per common share. our Company has granted the warrantholders and the commission holder of the warrants associated with the finder’s fee, new warrants to purchase an additional 196,875 common shares for a total of 984,375 shares of our Company's common stock at an adjusted exercise price of $0.40 per share under the same terms as the original warrant. The warrants were issued pursuant to Section 4(2) of the 1933 Act.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

You should read the following discussion and analysis in conjunction with our 2005 audited consolidated financial statements. All statements contained herein that are not historical facts, including, but not limited to, statements regarding our Company’s current business strategy, our Company’s projected sources and uses of cash, and our Company’s plans for future development and operations, are based upon current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital to finance our Company’s business plans on terms satisfactory to our Company; competitive factors; changes in labor, equipment and capital costs; changes in regulations affecting our Company’s business; future acquisitions or strategic partnerships; general business and economic conditions; and factors described from time to time in the reports filed by our Company with the Securities and Exchange Commission. Our Company cautions readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Litigation Reform Act of 1995 and, as a result, are pertinent only as of the date made.

Our financial statements and information are reported in U.S. dollars and are prepared based upon American generally accepted accounting principals.

General Overview

We are an emerging independent junior oil and gas exploration and development company headquartered in Edmonton, Alberta, Canada. Our Company’s immediate corporate focus is to develop the existing land base that it presently controls in the Peace River Oil Sands area in North Central Alberta. Our principal office is located at 510 Royal Bank Building, 10117 Jasper Avenue, Edmonton, Alberta T5J 1W8, our telephone number is (780) 409-8144 and our fax number is (780) 409-8146. Our Company also has an exploration office in Calgary, Alberta. Deep Well Oil & Gas, Inc. is a Nevada corporation and trades on the pink sheets under the symbol DWOG. We maintain a website at www.deepwelloil.com.

Operations

Our Company currently owns an 80% working interest in 51 contiguous sections of oil sands development leases, 40% working interest in an additional 12 sections of oil sands development leases and an 80% working interest in 6.5 sections of oil sands permits in the Sawn Lake heavy oil area in North Central Alberta. These leases and permits cover 43,964 gross acres or 17,792 gross hectares. The remaining working interest partners are Andora with a 10% working interest and 1132559 Alberta Ltd. with a 10% working interest. Andora is 53.5% owned by Pan Orient who was the previous owner of their 10% working interest. Signet has now merged with a wholly owned subsidiary of Andora, therefore Signet’s 40% working interest in the 12 sections earned in the Sawn Lake project is now owned and controlled by Andora.

On February 25, 2005, we entered into a Farmout Agreement with Signet. This agreement allowed Signet to earn up to a 40% working interest in the farmout lands (50% of our Company’s share). Among other things the agreement called for Signet to drill 10 wells, pay our Company a $2,000,000 prospect fee and give us 33.33% of the outstanding shares of Surge on the day the agreement was signed. On November 15, 2005, our Company and Signet amended the Farmout Agreement and further agreed to acknowledge the original Farmout Agreement. In accordance with the Farmout Agreement, Signet was to drill 10 wells, based on a rolling option to drill, prior to February 25, 2008, at no cost to our Company, to fully earn its 40% working interest in the project. In addition, our Company owned 7,550,000 common shares of Signet. Under the Farmout Agreement, notice to our Company of Signet’s intent to drill the next option well was due by December 16, 2006, and accordingly, since such notice was not provided Signet’s right to earn additional interest in the Sawn Lake acreage from our Company had expired. In December 2006, our Company notified Signet that it was disputing Signet earning an additional 12 sections, as a result of drilling the 4-32 and 7-30 wells, because Signet failed to properly complete the wells by not conducting the production testing as reasonably required under the Farmout Agreement. The Farmout Agreement stated that the sustained production test must be of sufficient duration to establish to the Farmor’s (therefore Deep Well’s) reasonable satisfaction the initial productivity of the earning well. Signet’s view was that it had earned the 12 sections pursuant to the terms of the Farmout Agreement. These 12 sections were subject to selection in accordance with the provisions of the Farmout Agreement. On November 26, 2007 our Company entered into mediation with Signet and resolved their differences on this and certain collateral matters. The settlement included, but is not limited to:

•	the Farmout Agreement dated February 25, 2005, being effectively terminated concurrently with the execution of the settlement agreement;

•	Signet being regarded as having earned the two sections on which the option wells were drilled and 4 additional sections as set out in the settlement;

•	Signet being required to reconvey registered title to 57.5 unearned sections of the Farmout Lands, as defined in the Farmout Agreement, back to us; and

•	Our Company having the right to retest, at no cost to Signet, the option wells previously drilled.

Events since the last 10-KSB filed on February 23, 2007

•	On April 4, 2007 our Company completed the acquisition of 100% of Northern Alberta Oil Ltd.’s preferred shares.

•	On May 25, 2007 our Company raised $2,000,000 through a private placement.

•	On June 22, 2007 our Company raised $5,000,000 through a private placement.

•	On July 11, 2007 our Company raised $194,000 through a private placement.

•
On September 11, 2007 our Company exercised its dissenting rights at Signet’s special meeting of shareholders held in Calgary, Alberta with respect to the proposed arrangement between Signet and Andora.

•	On October 1, 2007 our Company retained the consulting services of Mr. Edward A. Howard a Geologist and Palynologist to assist in the exploitation and development of the Company’s Sawn Lake Project.

•
On October 15, 2007 our Company retained the consulting services of Mr. Ferdinand Brathwaite, an Engineering Technologist to assist in the exploitation and development of the Company’s Sawn Lake Project.

•	On November 26, 2007 our Company resolved the pending litigation issues with Signet relating to the lawsuit and counterclaim referred to in Item 3 Legal Proceedings.

•	On January 24, 2008 Signet transferred registered title to 57.5 sections back to our Company giving us an 80% working interest in 57.5 sections.

•	In March of 2008 our Company and Star Capital Inc. entered into a Full and Final Mutual Release whereby all the parties settled the claims filed against our Company.

•
On April 2, 2008 our Company successfully bid on 1 Petroleum and Natural Gas Rights parcel for a total of 6 sections in the Ochre area covering 3,795 gross acres (1,536 gross hectares) with a net working interest of 100%, increasing our land holdings in the Peace River Oil Sands area by 8%.

Plan of Operations over the next 12 months

Our Company’s current and near term development plan is to use the funds recently acquired to execute our Company’s plan of development for the Sawn Lake Project. The first stage of the plan will include updated well evaluation testing and project re-analysis and engineering study. To accomplish this our Company recently purchased and interpreted seismic data for certain sections of the Sawn Lake project. This recent seismic acquisition and reprocessing is in addition to and focuses on different areas than the seismic previously acquired and reprocessed by Signet, the results of the Signet reprocessed seismic and the aeromagnetic data is now available to our Company by virtue of the November 26, 2007 settlement with Signet. Based on this newly acquired data, log analyses and information obtained from external public resources our Company’s operations team selected 6 locations to be drilled over the next 12 months. Our Company engaged Frontier Engineering and Consulting Ltd. (hereinafter referred to as “Frontier Engineering”) an engineering firm to assist us in project management and all coordinating aspects and stages of our Company’s drilling, completion and developing the Sawn Lake Project. Frontier Engineering has completed surveying of these 6 locations along with their respective environmental field reports. Our Company has also engaged Progress Land Services Ltd. (hereinafter referred to as “Progress Land”) to assist us in all regulatory compliance and surface rights with the appropriate governmental departments. Frontier Engineering is working closely with Progress Land and they are currently in the public consultation stage submitting notifications to the participants. Subject to regulatory approval, our Company expects to begin preparing these selected well sites for drilling over the next 12 months. To assist in defining the Sawn Lake project these 6 locations have been selected to cover more surface area of the reservoir than previously drilled. As operator for these leases, our Company will also test the wells for cold flow capability to its satisfaction. The focus of our Company’s drilling program is to further define the heavy oil reservoir to determine the best technology under which oil can be produced from the Sawn Lake project in order to initiate production to generate an early positive cash flow.

Reorganization and Raising Capital

On February 19, 2003 our Company filed a Petition for Relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court in and for the Eastern District of New York titled In re: Allied Devices Corporation, et al., Chapter 11, Case No. 03-80962-511 “the Bankruptcy Action”. On September 10, 2003, after notice to all creditors and a formal hearing, U.S. Bankruptcy Judge Melanie L. Cyganowski issued an “Order Confirming Liquidating Plan of Reorganization” in the Bankruptcy Action. In conjunction with that Bankruptcy Order, our Company’s liabilities, among other things, were paid off and extinguished.

During the fiscal years 2005, 2006 and 2007 we financed our business operations through private offerings of our common stock and realized gross proceeds of $9,480,000 from these private placement offerings. In these offerings we sold units comprised of common stock and warrants to purchase additional common stock, and as a result we had an aggregate of 19,463,787 outstanding warrants from these offerings with exercise prices ranging from $0.40 to $2.25, as at September 30, 2007. If all of the warrants sold in the offerings are exercised per their terms, we may realize aggregate proceeds of approximately $14,822,127. However, the warrant holders have complete discretion as to when, or if, the warrants are exercised before they expire and we cannot guarantee that the warrant holders will exercise any of the warrants.

Our Company has the funds anticipated to complete its near term business plan. We anticipate that, if needed, we will raise funds during the next twelve months through private placements of our common stock under exemptions from the registration requirements provided by Canadian, United States and state and provincial securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. We also note that if we issue more shares of our common stock, then our stockholders may experience dilution in the value per share of their common stock. We may not be able to raise sufficient funding from stock sales for long term operations and, if so, we may be forced to delay our business plans until adequate funding is obtained. We believe debt financing will not be an alternative for funding in the exploration stage of our Company due to the risky nature of business. The lack of tangible assets, until such time as an economically viability can be demonstrated, places debt financing beyond the credit-worthiness required by most lenders.

Significant Changes in Number of Employees

Our Company currently has two full time employees, three part time office staff and five prime subcontractors. For further information on subcontractors see “Compensation Arrangements for Executive Officers” under item 10 “Executive Compensation” described in this report. We expect to hire from time to time more employees, independent consultants and contractors during the stages of implementing our plans.

Mr. Menno Wiebe replaced Mr. John Brown as Chief Operating Officer on July 6, 2004. Mr. Menno Wiebe served as Chief Operating Officer of our Company from July 6, 2004 until June 29, 2005. Mr. Wiebe is claiming $37,985.76 Cdn in his claim against our Company. None of this amount was paid as of the 2005 year end. Mr. Cyrus Spaulding replaced Mr. Menno Wiebe as Chief Operating Officer on September 1, 2005.

Mr. Cyrus James Spaulding, was an independent contractor under his consulting company, Trebax Projects Ltd. (“Trebax”). He resigned from his position as Chief Operating Officer of our Company, effective September 21, 2007. As of the effective date Trebax’s existing consulting agreement has been terminated.

Effective September 20, 2007 our Company entered into a Consulting Agreement with R.N. Dell Energy Ltd., whose primary consultant is Mr. Edward A. Howard, to assist our Company in the further exploitation and development of Deep Well’s Sawn Lake project. Mr. Edward A. Howard, a Geologist and Palynologist has over 40 years of heavy oil experience. Most recently Mr. Howard was Vice President Exploration and Development for Signet (recently acquired by Andora). Signet was the Farmee which had the right to earn acreage from Deep Well. Signet’s rights, under the Farmout Agreement to drill to earn more acreage, has since expired and as of November 26, 2007 the Farmout Agreement has been terminated. At Signet Mr. Howard was responsible for the planning and execution of the Sawn Lake drilling program. Mr. Howard has also worked with several companies in the heavy oil sector including Sceptre Resources (taken over by CNRL) at their Tangleflags field and Shell Canada at their Peace River Project. Mr. Howard was credited with the discovery and early development of the first successful Steam Assisted Gravity Drainage heavy oil extraction project for Sceptre at the Tangleflags field. While at Shell from 1967 to 1977 Mr. Howard was instrumental in developing Shell’s Peace River strategy from the early inception through to the Pilot Plant stage. This project continues to be one of the most successful in situ oil sands producers. Also Mr. Howard has implemented noteworthy Cyclical Stream Simulation projects in Alberta. Some of these projects have proven to increase primary and secondary recovery by 50% - 60%. Mr. Howard’s extensive experience with the primary and secondary recovery of heavy oil as well as his direct knowledge of the Peace River oil sands area, specifically the Sawn Lake project will be a great benefit to Deep Well.

Effective October 15, 2007 our Company entered into a Consulting Agreement with Picoplat Consulting Inc., whose primary consultant is Mr. Ferdinand Brathwaite to assist our Company in the exploitation and development of Deep Well’s Sawn Lake project. Mr. Ferdinand Brathwaite is an Engineering Technologist, who has substantial knowledge and expertise related to oil and gas recovery in the Western Sedimentary Basin.

Off Balance Sheet Arrangements

Our Company does not have any off-balance sheet arrangements.

MADSEN & ASSOCIATES, CPA’S INC.	684 East Vine St. #3
Certified Public Accountants and Business Consultants	Murray, Utah 84107
Telephone 801-268-2632
Fax 801-262-3978

Board of Directors
Deep Well Oil & Gas, Inc.
Edmonton, Alberta, Canada

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying consolidated balance sheet of Deep Well Oil & Gas, Inc. and Subsidiary (exploration stage company) at September 30, 2005 and the statements of operations, stockholders’ equity, and cash flows for the years ended September 30, 2005 and 2004 and the period September 10, 2003 (date of inception of exploration stage) to September 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Deep Well Oil & Gas, Inc. at September 20, 2005 and the statements of operations, and cash flows for the years ended September 30, 2005 and 2004 and the period September 10, 2003 (date of inception of exploration stage) to September 30, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company will need additional working capital for its planned activity and to service its debt, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Madsen & Associates, CPA’s Inc.

Salt Lake City, Utah
February 10, 2008

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARY)
(Exploration Stage Company)
Consolidated Balance Sheet
September 30, 2005 and 2004

	2005	2004
ASSETS
Current Assets
Cash	$135,879	$499,765
Accounts receivable	48,727	17,879
Prepaid expenses	27,901	34,641

	212,507	552,285

Loan receivable - related parties (Note 7)	11,604	119,790
Oil and gas properties (Note 4)	5,315,252	111,392
Equipment - net	602	—

	$5,539,965	$783,467

LIABILITIES
Current Liabilities
Accounts payable	$211,716	$64,500
Accounts payable - related parties (Note 7)	215,718	128,525
Note and accrued interest payable (Note 5)	43,160	111,306

	470,594	304,331

Convertible debenture and accrued interest (Note 6)	1,021,463	1,004,890
Loan payable - related parties (Note 7)	294,487	—

	1,786,544	1,309,221

SHAREHOLDERS’ EQUITY
Common stock: (Note 8)
Authorized: 300,000,000 shares at $0.001 par value
Issued and outstanding: 52,031,289 shares
(September 2004 - 31,236,468)	52,031	31,236
Additional paid in capital	3,512,054	18,764
Capital stock subscriptions received (12,975,000 shares)	2,027,639	—
Deficit (dated September 10, 2003)	(1,838,303)	(575,754)

	3,753,421	(525,754)

	$5,539,965	$783,467

See accompanying notes to the financial statements

Approved on behalf of the Board

/s/ Horst A. Schmid	/s/ Curtis Sparrow
Director	Director

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARY)
(Exploration Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
For the Years Ended September 30, 2005 and 2004 and the Period September 10, 2003
(Inception of Exploration Stage) to September 30, 2005

	2005	2004	September 10, 2003 to September 30, 2005
Revenue	$—	$—	$—

Expenses
Administrative	1,172,417	544,199	1,766,616

Net loss from operations	(1,172,417)	(544,199)	(1,766,616)

Other income and expenses
Interest income	13,478	—	13,478
Interest expense	(103,610)	(6,421)	(110,031)
Settlement of debt	—	24,866	24,866

Net loss	$(1,262,549)	$(525,754)	$(1,838,303)

Net loss per common share
Basic and diluted	$(0.03)	$(0.02)

Weighted average outstanding shares - stated in 1,000’s
Basic	38,117	31,236

See accompanying notes to the financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARY)
(Exploration Stage Company)
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Period September 10, 2003 (Inception of Exploration Stage) to September 30, 2005

				Capital
	Common Shares		Additional	Stock
		Paid in	Subscriptions	Accumulated
	Shares	Amount	Capital	Received	Deficit	Total
Balance at
September 10, 2003 (Note 1)	991,912	$992	$(992)	$—	$—	$—

Issuance of common stock
pursuant to bankruptcy
agreement September 10, 2003	36,019,556	36,019	13,981	—	—	50,000

Net operating loss for
the period September 10
to September 30, 2003	—	—	—	—	(50,000)	(50,000)

Return and cancellation
of common shares	(5,775,000)	(5,775)	5,775	—	—	—

Net operating loss for the
year ended September 30, 2004	—	—	—	—	(525,754)	(525,754)

Balance at
September 30, 2004	31,236,468	31,236	18,764	—	(575,754)	(525,754)

Issuance of common stock
Private placement March 10, 2005
- Shares	1,875,000	1,875	527,940	—	—	529,815
- Warrants (787,500) (Note 8)	—	—	205,185	—	—	205,185
Share exchange June 7, 2005
- Shares	18,208,875	18,209	2,476,497	—	—	2,494,706
- Conversion rights of preferred
shares of subsidiary	—	—	—	1,777,639	—	1,777,639
Private placement August 12, 2005
- Shares	710,946	711	151,638	—	—	152,349
- Warrants (710,946) (Note 8)	—	—	132,030	—	—	132,030

Common stock subscription received	—	—	—	250,000	—	250,000

Net operating loss for the
year ended September 30, 2005	—	—	—	—	(1,262,549)	(1,262,549)

Balance at September 30, 2005	52,031,289	$52,031	$3,512,054	$2,027,639	$(1,838,303)	$3,753,421

See accompanying notes to the financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARY)
(Exploration Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Years Ended September 30, 2005 and 2004 and the Period September 10, 2003
(Inception of Exploration Stage) to September 30, 2005

	2005	2004	September 10, 2003 to September 30, 2005

CASH PROVIDED BY (USED IN):

Operating Activities
Net loss	$(1,262,549)	$(525,754)	$(1,838,303)
Items not affecting cash:
Bad debts	170,084	—	170,084
Commission withheld from loan proceeds	—	121,000	121,000
Net changes in non-cash working capital (note 9)	25,477	151,816	177,293

	(1,066,988)	(252,938)	(1,369,926)

Investing Activities
Loan related parties	(525,512)	(14,905)	(540,417)
Purchase of equipment	(333)	—	(333)
Purchase of oil and gas properties	—	(111,392)	(111,392)
Cash from acquisition of subsidiary	11,141	—	11,141

	(514,704)	(126,297)	(641,001)

Financing Activities
Note payable advance	(68,146)	—	(68,146)
Convertible debenture advance	16,573	—	16,573
Proceeds from issuance of common stock	1,269,379	—	1,319,379
Proceeds from debenture net of commissions	—	879,000	879,000

	1,217,806	879,000	2,146,806

Increase (decrease) in cash	(363,886)	499,765	135,879

Cash, beginning of year	499,765	—	—

Cash, end of year	$135,879	$499,765	$135,879

Supplemental cash flow information:
Interest expense	$103,610	$6,421

See accompanying notes to the financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARY)
(Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005

Note 1. NATURE OF BUSINESS AND GOING CONCERN

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

The terms of the bankruptcy settlement included: (1) a reverse common stock split of 30 shares of outstanding stock for 1 share; (2) increasing the authorized common capital stock from 25,000,000 to 50,000,000 shares with a par value of $.001; (3) a change in the name of the Company from “Allied Devices Corporation” to “Deep Well Oil & Gas, Inc.”, and (4) the authorization for the issuance of 2,000,000 post split restricted common shares and 4,000,000 post split common shares in exchange for $50,000, which was paid into the bankruptcy court by the recipients of the shares.

Restated and amended articles of incorporation completing the terms of the bankruptcy have been filed in the state of Nevada.

Upon emergence from Chapter 11 proceedings, the Company adopted fresh-start reporting in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (SOP 90-7). In connection with the adoption of fresh-start reporting, a new entity was deemed created for financial reporting purposes. For financial reporting purposes, the Company adopted the provisions of fresh-start reporting effective September 10, 2003. All periods presented prior to September 10, 2003, including the financial information contained in these financial statements, reflect the Predecessor Company. In adopting the requirements of fresh-start reporting as of September 10, 2003, the company was required to value its assets and liabilities at fair value and eliminate any accumulated deficit as of September 10, 2003. The Company emerged from Chapter 11 proceedings with no assets and liabilities pursuant to the Bankruptcy Order. Because the current business, heavy oil and gas exploration, has no relevance to the Predecessor Company, there is no basis for financial comparisons between the Company’s current operations and the Predecessor Company.

Subsequent to the bankruptcy on February 27, 2004, the Company completed a forward stock split of two shares for each outstanding share.

This report has been prepared showing the name “Deep Well Oil & Gas, Inc.” and the post split common stock, with $.001 par value, from inception. The accumulated deficit has been restated to zero and dated September 10, 2003, with the statement of operations to begin on that date.

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

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements are expressed in U.S. dollars and are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Basis of Consolidation

These consolidated financial statements include the accounts of (i) Deep Well Oil & Gas (Alberta) Ltd., incorporated under the Business Corporations Act (Alberta), Canada on September 15, 2005 and (ii) Northern Alberta Oil Ltd., from the date of acquisition, being June 7, 2005, incorporated under the Business Corporations Act (Alberta), Canada. As of September 30, 2005, Deep Well owned 100% of the Northern common shares but did not own any of the Northern preferred shares. All inter-company balances and transactions have been eliminated. The Company has recorded “Capital stock subscriptions” ($1,777,639) which relates to the Northern preferred shares for which Deep Well has exclusive rights to call in the future. The information furnished includes the financial results of Northern, with effect from June 7, 2005 (see Note 3 - “Business Combination” to the Notes to the Consolidated Financial Statements).

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

Financial Instruments

Fair Values

The fair values of the Corporation’s accounts receivables, loan receivable - related parties, accounts payable, accounts payable - related parties, note and accrued interest payable and convertible debenture approximate their carrying values due to the short-term nature of these financial instruments.

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

Note 3. BUSINESS COMBINATION

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

As per SFAS No. 141 the measurement of the consideration is based on the fair value of the consideration given or the fair value of the net assets acquired, whichever is more clearly evident and, thus, more reliably measurable. In this case the quoted market price of the equity security issued (Deep Well shares) to effect the business combination has been used to estimate the fair value of the net assets of the entity after recognizing the possible effects of price fluctuations, quantities traded, issue costs, and the like. In this case the Company examined two private placements on March 10, 2005 and August 12, 2005 to determine if discount to the share price would be needed. Both of the private placements consisted of shares and attached warrants therefore the Black Scholes pricing model was used to determined how to allocate the private placement proceeds to the shares and warrants. The results showed that a discount rate between 37% and 65% would need to be used. The Deep Well share price on June 7, 2005 was $0.39 and with a discount rate of 65% the price per share would be $0.14.

Included in the consideration is the possible conversion of each Northern preferred share into 30 Deep Well shares. This contingent consideration was determinable at the date of acquisition and has been included as part of the consideration given up as it was determined, beyond a reasonable doubt, that these shares would be converted in the future. The exchange agreement stipulated that Deep Well had the option to 'call' the shares after 35 months and the preferred shareholders had the option to 'put' those shares to Deep Well anytime within 36 months. It was Deep Well's intention to 'call' the shares if the preferred shareholders did not exercise their 'put' within the 36 months. At June 30, 2005 the preferred shares had not been converted but the amount has been recorded as a "Provision for conversion of preferred share rights of subsidiary" and included in Shareholders' Equity.

Total consideration, including the option to acquire Northern preferred shares in a share exchange was approximately $4.3 million at the price of $0.14 per share of Deep Well’s common stock, as analyzed below:

$’000
6,069,625 of Northern common shares exchanged 3 for 1 at $0.14	$2,495
432,500 of Northern preferred shares exchanged 30 for 1 at $0.14	1,777
$4,272

The following table present the Deep Well’s allocation of the purchase price to the assets acquired and liabilities assumed, based on their fair values.

$’000
ASSETS
Current Assets:
Cash	$11
Accounts receivable	18
Prepaid	16

Total current assets	45

Loans receivable - related parties	241
Oil and gas properties	5,205

Total assets	5,491

LIABILITIES
Current Liabilities:
Accounts payable	124
Accounts payable - related parties	96
Loan payable	11
Loan payable - related parties	988

Total liabilities	1,219

Net assets acquired	$4,272

Supplemental Disclosure of Pro Forma Information

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Northern had occurred at October 1, 2003:

	For the Year Ended September 30, 2005	For the Year Ended September 30, 2004

Revenue	$—	$—
Net loss	$(1,772,457)	$(2,362,361)

Earnings per share (“EPS”)
- basic and dilutive net loss per share	$(0.03)	$(0.05)

The unaudited pro forma financial information above reflects the following pro forma adjustment applied using the principles of Article 11 of Regulation S-X under the Securities Exchange Act of 1934:

(i)
an adjustment to the weighted average number of shares used in the pro forma EPS calculation to reflect the issuance of 18.2 million common shares on the share exchange, as if the share exchange took place on October 1, 2003.

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

Note 4. OIL AND GAS PROPERTIES

The Company has acquired an 80% interest in six oil and gas properties, which after a farmout agreement entered into on February 25, 2005, the Company's interest could be reduced to 40%. The six properties are located in North Central Alberta, Canada with a life of 15 years. The terms include certain commitments related to oil sand leases which require the payments of rents as long as the leases are non-producing. As of September 30, 2005, the payments due under this commitment are as follows:

2006	$18,944
2007	$18,944
2008	$18,944
2009	$18,944
Subsequent	$179,967

The Government of Alberta owns this land and Deep Well has acquired the rights to perform oil and gas activities on these lands. The leases are for 15 years and if Deep Well meets the conditions of the 15-year leases Deep Well will then be permitted to drill on and produce oil from the land into perpetuity.

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

This consists of comparing the carrying value of the asset with the asset's expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows represent management's best estimate based on reasonable and supportable assumptions. Proven oil and gas properties are reviewed for impairment on a field-by-field basis. In addition, management evaluates the carrying value of non-producing properties and may deem them impaired for lack of drilling activities. No impairment losses were recognized for the year ended September 30, 2005 (2004 - $nil).

Capitalized costs of proved oil and gas properties are depleted using the unit-of-production method when the property is placed in production.

Substantially all of the Company's oil and gas activities are conducted jointly with others. The accounts reflect only the Company's proportionate interest in such activities.

Note 5. NOTES AND ACCRUED INTEREST PAYABLE

The Company has loans outstanding of $43,160 due on demand bearing interest at 12%, which includes accrued interest payable to September 30, 2005.

Note 6. CONVERTIBLE DEBENTURE

	2005	2004
Convertible debenture	$1,021,463	$1,004,890

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

If at any time during the term of the debenture the average bid and ask price of the Company’s common shares is three dollars ($3.00) per share or more for thirty (30) consecutive calendar days, the Company will have the option to convert the outstanding debenture into common stock at the price set forth above.

No value has been recognized on the conversion rights because the market rate of Deep Well shares was less then the conversion rate. The convertible debenture was fully paid in October 2005.

Note 7. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer, directors, their families, and their controlled entities, have acquired 25% of the Company’s outstanding common capital stock. Accounts payable - related parties of $215,718 results from directors fees and expenses paid for the Company. Accounts payable - related parties and loan payable - related parties are unsecured, non-interest bearing and have no fixed terms of repayment.

The Company has demand loans due from related parties of $11,604, which bear no interest.

Note 8. SHARE CAPITAL

On February 27, 2004, the Board of Directors unanimously approved a forward stock split of common stock at a ratio of two (2) shares for every one (1) share held. The forward split became effective March 10, 2004. After the split, the Company had 12,337,156 shares of common stock issued and outstanding. Prior to the effective date of the split, the Company had 6,168,578 shares of common stock outstanding.

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

On August 12, 2005, the Company completed a private placement of 500,000 units at a price of $0.40 per unit, for $200,000. Each unit consists of one common share and one common share purchase warrant, with each warrant entitling its holder to acquire one share of its common stock at an exercise price of $0.60. The exercise price of the warrants will be adjusted from time to time upon the occurrence of certain events, as provided in the warrants. The warrants expire on August 12, 2008. In addition, on August 12, 2005, pursuant to a Debt Settlement Agreement, one holder of $84,378.40 of the Company's indebtedness exchanged its debt for 210,946 units at a price of US$0.40 per unit. Each unit consists of one common share and one common share purchase warrant, with each warrant entitling the holder to acquire one common share of the Company at US$0.60 per share. The exercise price of the warrants will be adjusted from time to time upon the occurrence of certain events, as provided in the warrants. The warrants expire on August 12, 2008.

Note 9. CHANGES IN NON-CASH WORKING CAPITAL

	2005	2004

Accounts receivable	$(12,435)	$(17,879)
Prepaid expenses	22,786	(34,641)
Accounts payable	15,126	204,336

	$25,477	$151,816

Note 10. INCOME TAXES

As of September 30, 2005, the Company has approximately $1,260,646 of net operating losses expiring through 2025 that may be used to offset future taxable income but are subject to various limitations imposed by rules and regulations of the Internal Revenue Service. The net operating losses are limited each year to offset future taxable income, if any, due to the change of ownership in the Company's outstanding shares of common stock. In addition, at September 30, 2005, the Company had an unused Canadian net operating loss carry-forward of approximately $2,105,897, expiring through 2010. These operating loss carry-forwards may result in future income tax benefits of approximately $1,149,229; however, because realization is uncertain at this time, a valuation reserve in the same amount has been established. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The components of the net deferred tax asset, the statutory tax rate, the effective rate and the elected amount of the valuaiton allowance are as follows:

	Year Ended September 30, 2005	Year Ended September 30, 2004

Statutory and effective tax rate
Domestic
Statutory U.S. federal rate	35%	35%
Foreign	33.62%	—

Income taxes recovered at the statutory and effective tax rate
Domestic
Statutory U.S. federal rate	$287,113	$184,014
Foreign	148,676	—

Timing differences:
Non-deductible expenses	(63,060)	(31)
Financing fees	18,472	—
Other deductible charges	736	—
Benefit of tax losses not recognized in the year	(391,937)	(183,983)

Income tax recovery (expense) recognized in the year	$—	$—

The approximate tax effects of each type of temporary difference that gives rise to deferred tax assets are as follows:

	September 30, 2005	September 30, 2004

Deferred income tax assets
Net operating loss carry-forwards	$1,149,229	$183,492
Oil and gas properties	151,605	—
Finance fee deductible in future years	244,096	—
Valuation allowance	(1,544,930)	(183,492)

Net deferred income tax assets	$—	$—

Note 11.  SUBSEQUENT EVENT

On November 15, 2005, the Company's subsidiary received an additional 6.5 sections which consisted of oil sand permit rights and Petroleum & National Gas licenses (P&NG).

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

On November 15, 2005, as part of the settlement of a legal action the Company, its subsidiary, and Surge, agreed to amend a farmout agreement signed on February 25, 2005, between the Company and Surge, that had previously been terminated by the Company (disclosed on Form 8-K on September 29, 2005). The amendments to the agreement provided that; (1) all conditions of the farmout agreement will be deemed to have been satisfied on September 25, 2005; (2) the earning period (i.e. the period during which Signet has to drill 10 wells) under the agreement will be extended until February 25, 2008; (3) Signet will have until September 25, 2006 to drill an option well; (4) an additional 6.5 sections of land will be added to the land subject to the agreement; (5) Signet will pay the Company $1,000,000 US on November 15, 2005 in satisfaction of the prospect fee outstanding, instead of after drilling the second well as stated in the farmout agreement, and (6) no shares of Surge Global Energy Inc. will be issued to the Company. Instead, the Company or its subsidiaries will receive 7,550,000 common shares of Signet Energy Inc., bringing the Company's ownership in its farmout partner to approximately 17% as of September 30, 2006.

Sales of Unregistered Securities

On October 11, 2005 the Company completed a private placement of 3,150,000 units at a price of $0.40 per unit for $1,260,000. Each unit consists of one common share and one common share purchase warrant, with each warrant entitling its holder to acquire one share of its common stock at a price of $0.60 per share. The exercise price of the warrants will be adjusted from time to time upon the occurrence of certain events, as provided in the warrants. The warrants expire on October 11, 2008. In connection with the placement a finder's fee of $36,000 was paid.

On January 13, 2006, the Company completed a private placement of 51,200 units at a price of $1.50 per unit, for $76,800. Each unit consists of one common share and one common share purchase warrant, with each warrant entitling its holder to acquire one share of its common stock at an exercise price of $2.25 per common share. The exercise price of the warrants will be adjusted from time to time upon the occurrence of certain events, as provided in the warrants. The warrants expire on January 13, 2009. In addition, on January 12, 2006, pursuant to a Debt Settlement Agreement, one holder of $38,293 of the Company's indebtedness exchanged its debt for 21,800 units at a price of US$1.50 per unit. Each unit consists of one common share and one common share purchase warrant, with each warrant entitling its holder to acquire one common share of the Company at a price of US$2.25. The exercise price of the warrants will be adjusted from time to time upon the occurrence of certain events, as provided in the warrants. The warrants expire on January 13, 2009. In connection with the private placement, a finder's fee of $7,680 was paid.

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

On April 4, 2007, pursuant to an exercise option agreement the Company entered into on June 7, 2005, the Company issued 5,400,000 common shares, in exchange for 180,000 of the outstanding preferred shares of Northern Alberta Oil Ltd. (subsidiary).

As of April 4, 2007, all Northern preferred shares have been converted into Deep Well common shares resulting in Deep Well owning 100% of Northern preferred shares.

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

Since the acquisition of Northern Alberta Oil Ltd. the Company and Northern have entered into the following contracts with the following companies for the services of their officers:

1)	Portwest Investments Ltd., a company owned 100% by Dr. Horst A. Schmid for providing services to the Company as Chief Executive Officer and President for $12,500 Cdn per month.

2)	Concorde Consulting, a company owned 100% by Mr. Curtis J. Sparrow for providing services as Chief Financial Officer to the Company for $15,000 Cdn per month.

3)	Trebax Projects Ltd., a company 100% owned by Mr. Cyrus Spaulding for providing services as Chief Operating Officer for the Company for $130 Cdn per hour.

4)	Brave Consulting, a company 50% owned by Mr. David Roff for providing consulting services to the Company for $8,000 Cdn per month. As of August 2007 the amount has increased to $12,000 per month.

On November 28, 2005, the Board granted 390,000 options to each of the first three companies, listed above, to be vested one third each year over three years, to acquire a total of 1,170,000 common shares of the Company at an options price of $0.71 with an expiration date of five years from November 28, 2005.

Note 12.  LEGAL ACTIONS

I.G.M. Resources Corp vs. Deep Well Oil & Gas, Inc., et al

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

Hardie & Kelly vs. Brown et al

On June 2, 2006, Hardie and Kelly, Trustee of the Estate of John Forbes Brown filed against John Forbes Brown, a bankrupt, Diane Lynn McClaflin, 1089144 Alberta Ltd., and Deep Well an Amended Statement of Claim in the Court of Queen's Bench of Alberta Judicial District of Calgary. John Forbes Brown was a former officer and then sub-contractor of Deep Well before and during the time he was assigned into bankruptcy on July 12, 2004. The Plaintiff claims, in addition to other issues unrelated to Deep Well, that John Forbes Brown received a 4,812,500 Deep Well shares as a result of his employment in Deep Well and that John Forbes Brown improperly assigned these shares to the numbered company as a ruse entered into on the eve of insolvency by John Forbes Brown in order to facilitate the hiding of assets from his creditors and the trustee of his bankruptcy. The Plaintiff further claims that on August 23, 2004 John Forbes Brown advised the Plaintiff that he in fact owned the above shares and did not disclose this ownership in his bankruptcy statement of affairs filed. The Plaintiff further claims that John Forbes Brown would lodge the said shares with his lawyer until such time as these shares could be transferred to the Plaintiff. The Plaintiff further claims that unbeknownst to them John Forbes Brown surreptitiously removed the shares from his lawyer's office and delivered them to Deep Well so that Deep Well could cancel them. The Plaintiff claims that Deep Well conspired with John Forbes Brown to defraud the creditors of John Forbes Brown by taking receipt and cancelling the said shares. The Plaintiff claims that consideration paid by Deep Well for the said shares was invested in the home owned by John Forbes Brown and his wife. The Plaintiff seeks; (1) an accounting of the proceeds and benefits derived by the dealings of the shares; (2) the home owned by John Forbes Brown and his wife, to be held in trust on behalf of the Plaintiff and an accounting of proceeds related to this trust; (3) the Plaintiff seeks damages from the Defendants because of their actions; (4) a judgement for $15,612,645 Cdn; (5) an order to sell John Forbes Brown's home; and (6) interest and costs.

Deep Well believes it did not conspire with John Forbes Brown to defraud John Forbes Brown's creditors and further Deep Well did not receive nor give John Forbes Brown any consideration in regards to the cancelling of said shares. The Company plans to vigorously defend itself against the Plaintiff's claims.

Menno Wiebe and Jacobean Resource International vs. Deep Well Oil & Gas, Inc., et al

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

On August 10, 2004 Deep Well (“the Registrant”) changed accountants from Madsen & Associates, CPA’s Inc. to Deloitte & Touche LLP. The Registrant decided to dismiss Madsen & Associates, CPA’s Inc. as its independent accountants. Madsen & Associates, CPA’s Inc. report on the financial statements for the period from September 10, 2003 to September 30, 2003 as contained in Form 10-K/A, Amendment Number 2, which was filed on May 13, 2004, was not subject to an adverse or qualified opinion or a disclaimer of opinion and were not modified as to uncertainty, audit scope or accounting principles for the period from September 10, 2003 to September 30, 2003 or for either of the past two years. Madsen & Associates, CPA’s Inc. report on the financial statements for the period from September 10, 2003 to September 30, 2003 raises substantial doubt about the Registrant’s ability to continue as a going concern and that continuation of the Registrant as a going concern is dependent upon obtaining additional working capital. The decision to change accountants was approved by the Registrant’s Board of Directors; and during the period from our engagement of Madsen & Associates, CPA’s Inc. on February 9, 2004 to the date we dismissed Madsen & Associates, CPA’s Inc. on August 10, 2004, there were no disagreements with Madsen & Associates, CPA’s Inc. related to accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Madsen & Associates, CPA’s Inc. would have caused Madsen & Associates, CPA’s Inc. to make reference to the subject matter of the disagreement in connection with its report. On August 10, 2004, the Registrant engaged Deloitte & Touche LLP as its independent accountants. The Registrant did not consult with Deloitte & Touche LLP. its new independent accountants, regarding any matter prior to its engagement; and the Registrant has provided to Madsen & Associates, CPA’s Inc., its former accountant, a copy of the disclosures and the Registrant has requested a letter from Madsen & Associates, CPA’s Inc. addressed to the Commission, confirming certain statements made by the Registrant. Changes in the Registrant’s certifying accountant, Letter of Madsen & Associates, CPA’s Inc. has been filed on Form 8-K on August 16, 2004, and incorporated herein by reference as exhibit 16.1.

Effective April 22, 2005 Deloitte & Touche LLP (the “Predecessor Accountant”) resigned as the independent auditors for the Company. Madsen & Associates (the “Successor Accountant”) was appointed as the Company’s new independent accountants. The Company’s Board of Directors approved this action on April 22, 2005. During the last two fiscal years ended September 30, 2004 and 2003 and the subsequent periods to April 22, 2005 (i) there were no disagreements between the Company and Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Deloitte & Touche LLP would have caused Deloitte & Touche LLP to make reference to the matter in its reports on the Company’s financial statements, and (ii) Deloitte & Touche LLP’s reports did not contain an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles. During the last two most recent fiscal years ended September 30, 2004 and 2003 and the subsequent periods to April 22, 2005, there were no reportable events as the term described in Item 304(a)(1)(iv) of Regulation S-B. The Company has not previously consulted with the Successor Accountant regarding the application of accounting principles to a specific completed or contemplated transaction or the type of audit opinion that might be rendered on the Company’s financial statements. Changes in registrant’s certifying accountant, Letter of Deloitte & Touche LLP has been filed on Form 8-K on August 10, 2005, and incorporated herein by reference as exhibit 16.2.

ITEM 8A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as amended was carried out by our management with the participation of our principal executive officer and principal financial officer, as of the end of our fiscal year ended September 30, 2005. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that as of the end of that fiscal year, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the fiscal year ended September 30, 2005, there were changes and improvements in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The most significant changes being the formalization and centralization of the accounts payable functions and the implementation of better multi-currency accounting software.

ITEM 8B. OTHER INFORMATION

Deep Well reported all information that was required to be disclosed during the fourth quarter of the fiscal year covered by this Form 10-KSB in its report on Form 10-KSB for the year ended September 30, 2004 that was filed on February 23, 2007. Subsequent events not reported on Form 8-K during the fourth quarter of this fiscal year covered by this Form 10-KSB but reported in such report on Form 10-KSB are as follows:

On July 1, 2005 our Company entered into a Consulting Agreement with Portwest Investments Ltd., a company owned 100% by Dr. Horst A. Schmid for providing services as Chief Executive Officer and President for $12,500 Cdn per month

On July 1, 2005 our Company entered into a Consulting Agreement Concorde Consulting, a company owned 100% by Mr. Curtis Sparrow for providing services as Chief Financial Officer for $15,000 Cdn per month.

On October 30, 2005 our Company entered into a Service Agreement, effective September 1, 2005, with Trebax Projects Ltd., a company 100% owned by Mr. Cyrus Spaulding for providing services as Chief Operating Officer for $130 Cdn per hour.

On July 14, 2005 our Company and Surge mutually agreed to amend the Farmout Agreement dated February 25, 2005, to extend the date to spud the first well until September 25, 2005

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The executive officers and directors of Deep Well are as follows:

From October 1, 2004 to June 29, 2005

Name	Age	Position/Office
Mr. Steven P. Gawne	55	Director President and Chief Executive Officer
Mr. Curtis Sparrow	47	Director Chief Financial Officer, Secretary and Treasurer
Dr. Horst A. Schmid	71	Director and Chairman of the Board
Mr. Leonard F. Bolger	73	Director
Mr. Menno Wiebe	56	Director Chief Operating Officer (July 6, 2004 until June 29, 2005)
Mr. John F. Brown	50	Chief Operating Officer (February 9, 2004 until June 7, 2004)

As at September 30, 2005

Name	Age	Position/Office
Dr. Horst A. Schmid	72	Director and Chairman of the Board President and Chief Executive Officer
Mr. Curtis Sparrow	48	Director Chief Financial Officer, Secretary and Treasurer
Mr. Cyrus Spaulding	49	Director Chief Operating Officer
Mr. Donald E. H. Jones	52	Director

As at September 30, 2006

Name	Age	Position/Office
Dr. Horst A. Schmid	73	Director and Chairman of the Board President and Chief Executive Officer
Mr. Curtis Sparrow	49	Director Chief Financial Officer, Secretary and Treasurer
Mr. Cyrus Spaulding	50	Director Chief Operating Officer
Mr. Donald E. H. Jones	53	Director
Mr. David Roff	35	Director

As at September 30, 2007

Name	Age	Position/Office
Dr. Horst A. Schmid	74	Director and Chairman of the Board President and Chief Executive Officer
Mr. Curtis Sparrow	50	Director Chief Financial Officer, Secretary and Treasurer
Mr. Cyrus Spaulding	51	Director
Mr. Donald E. H. Jones	54	Director
Mr. David Roff	36	Director

Biographies of Directors and Executive Officers

Brief biographies of the executive officers and directors of Deep Well are set forth below. All directors hold office until the next Annual Stockholders’ Meeting or until their death, resignation, retirement, removal, disqualification or until their successors have been elected and qualified. Vacancies in the existing Board may be filled by majority vote of the remaining directors. Officers of our Company serve at the will of the Board of Directors. As of September 30, 2005 there are no written employment contracts outstanding, but these are consulting contracts as disclosed herein.

Dr. Horst A. Schmid has served as Director and Chairman of the Board since February 6, 2004 to present. Since June 29, 2005 to present he has been the Chief Executive Officer and President of Deep Well. From September 1996 to present, Dr. Schmid has been Director, President and Chief Executive Officer of Portwest Investment Ltd., a private firm, located in Edmonton, Alberta, Canada. Prior to that, Dr. Schmid spent 15 years as Cabinet Minister for the Government of Alberta and 10 years as Commissioner General for Trade and Tourism. During that time he was involved in numerous successful overseas negotiations for the Alberta Oil & Gas Industry, achieving major contracts for Alberta Equipment/Production/Service Companies. Dr. Schmid has also served as independent Director and Chairman of Aspire Capital Inc. since 1998. Dr. Schmid also serves as a Director and Chairman of the Board of Directors of Calstar Oil & Gas Ltd. He is the recipient of many Canadian and International Awards for his accomplishments. Dr. Schmid received an Honorary Law Degree from the University of Alberta.

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

Mr. Cyrus Spaulding has been Deep Well’s Director from June 29, 2005 to present Early in his career he joined Husky Oil Operations Ltd. as a reservoir engineering technologist where he provided data analysis on secondary recovery schemes for heavy oil projects. In the mid 1990’s he joined Colt Engineering Corporation as the lead engineer for the Amoco Primrose Commercial SAGD project. He is a registered Professional Engineer with over 17 years experience in the oil and gas industry. He has worked on projects in Canada as well as overseas. His experience includes gas plants, hydrocarbon liquids fractionation plants, heavy oil pilot plants and heavy oil commercial plants. He has also worked with a major oil and gas company in Alberta providing forecasting and analysis on heavy oil projects. Mr. Spaulding is a graduate of Lakehead University. Mr. Spaulding served the Company as Chief Operating Officer from September 1, 2005 to September 21, 2007.

Mr. Donald E. H. Jones has been a Director of Deep Well from June 29, 2005 to present. Mr. Jones brings over 30 years of broad oil, natural gas and petrochemical experience to the Company. His experience spans the manufacturing and service sectors, as well as engineering and project management in the EPC environment. He has also worked at a senior management level for companies with both new and established oil and gas properties. At one time, Mr. Jones was Project Manager, including field construction, commissioning, and optimization for a SAGD Pilot Facilities which laid the ground work for commercial scale production and processing of heavy oil. A graduate of the University of Calgary, Mr. Jones is a registered Professional Engineer. He has significant domestic and international experience having worked in Canada, Africa, Russia, Kazakhstan, South East Asia and Columbia, where he is currently manager for a Calgary based exploration and development Company.

Mr. David Roff is currently serving as a Director of Deep Well since his reappointment on April 3, 2006. He was the former President and Sole Director of Deep Well from September 10, 2003 until February 6, 2004. Mr. Roff is the co-president of, Brave Consulting, a private consulting and investment corporation and has held this position since 2001. Brave Consulting was engaged by Deep Well in July 2005 until the present to advise on investment strategies and governance. Mr. Roff has extensive experience working with small cap public companies for ten years. Prior to that, Mr. Roff was a management consultant for Coopers & Lybrand Consulting where he advised large financial institutions, investment fund complexes and other organizations on technology and internal control strategies. Mr. Roff is a Chartered Accountant with a B.A. degree from the University of Western Ontario.

Family Relationships

There are no family relationships among the executive officers and directors.

Significant Employees

Other than the current executive officers of our Company the following are expected to make a significant contribution to our Company:

Effective September 20, 2007 our Company has retained the consulting services of Mr. Edward A. Howard to assist in the further exploitation and development of Deep Well’s Sawn Lake project. Mr. Howard is a Geologist and Palynologist with over 40 years of heavy oil experience. Most recently Mr. Howard was Vice President Exploration and Development for Signet (recently acquired by Andora). Signet was the Farmee which had the right to earn acreage from Deep Well. Signet’s rights, under the Farmout Agreement to drill to earn more acreage, has since expired and as of November 26, 2007 the Farmout Agreement has been terminated. At Signet Mr. Howard was responsible for the planning and execution of the Sawn Lake drilling program. Mr. Howard has also worked with several companies in the heavy oil sector including Sceptre Resources (taken over by CNRL) at their Tangleflags field and Shell Canada at their Peace River Project. Mr. Howard was credited with the discovery and early development of the first successful Steam Assisted Gravity Drainage heavy oil extraction project for Sceptre at the Tangleflags field. While at Shell from 1967 to 1977 Mr. Howard was instrumental in developing Shell’s Peace River strategy from the early inception through to the Pilot Plant stage. This project continues to be one of the most successful in situ oil sands producers. Also Mr. Howard has implemented noteworthy Cyclical Stream Simulation projects in Alberta. Some of these projects have proven to increase primary and secondary recovery by 50% - 60%. Mr. Howard’s extensive experience with the primary and secondary recovery of heavy oil as well as his direct knowledge of the Peace River oil sands area, specifically the Sawn Lake project will be a great benefit to Deep Well.

Involvement in Certain Legal Proceedings

No bankruptcy petition has been filed by or against any business of which any director was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

No current director has been convicted in a criminal proceeding and is not subject to a pending criminal proceeding (excluding traffic violations and other minor offences).

No current director has been subject to any order, judgments, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

No current director has been found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, that has not been reversed, suspended, or vacated.

Audit Committee Financial Expert

We do not have an independent audit committee financial expert, on our Board of Directors. We believe that the cost related to retaining an audit committee financial expert at this time is prohibitive and that, because, of our limited operations the services of an independent audit committee financial expert are not warranted at this time.

Identification of Audit Committee

On February 9, 2004 our Board of Directors, in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934 as amended, appointed an audit committee. The Board of Directors has designated an audit committee to oversee management’s conduct of our accounting and financial reporting processes. The audit committee reviews our financial reports and other financial information disclosed to the public, the government and various regulatory bodies, our system of internal accounting, our financial controls, and the annual independent audit of our financial statements. The audit committee also oversees compliance with legal and regulatory requirements. On February 9, 2004 to August 14, 2004, the audit committee members were Mr. Curtis Sparrow and Mr. Leonard F. Bolger. Mr. Leonard F. Bolger served as Chair of the audit committee. On August 14, 2004 the Board of Directors determined that it was necessary to ratify the members of the Audit Committee and therefore the Board of Directors approved the appointment of Dr. Horst A. Schmid and Mr. Leonard F. Bolger as the only two independent members of the Audit Committee.

On February 9, 2004 the Board of Directors appointed a compensation committee, a corporate governance committee and a corporate environmental policy committee.

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers, directors and persons who beneficially own more than 10% of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission, and to furnish to the Company copies of such reports. Based solely on the review of copies of the forms received, by the Company, during the September 30, 2005 fiscal year, filings of Form 3 as required under Section 16(a)(2) of the Securities Exchange Act of 1934 by Mr. Cyrus Spaulding and Mr. Donald E. H. Jones were late. In addition, the filing of Form 4 as required under Section 16(a)(2) of the Securities Exchange Act of 1934 by for Mr. Curtis Sparrow was late.

Code of Ethics

As of September 30, 2005 our Company had not yet adopted a formal code of ethics governing its executive officers and directors. We have not adopted a code of ethics because we have minimal operations. Our Board of Directors will address this issue in the future to determine the adoption of a code of ethics. In the meantime, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides information about the compensation paid to, earned or received during the last three fiscal years ended September 30, 2005, 2004 and 2003 by the executive officers listed below (the “Named Executive Officers”).

						Long Term Compensation
			Annual Compensation			Awards		Payouts
Name and Principal Position	Year		Salary	Bonus	Other	Restricted Stock Award (s)	Securities Underlying Options/ SARs	LTIP Payouts	All Other Compensation
Mr. Steven P. Gawne (1)	2005	(2)	$135,000.00 Cdn	$-	$-	$-	-	$-	$-
President and	2004	(3)	99,704.96 US	-	-	-	-	-	-
Chief Executive Officer	2003		-	-	-	-	-	-	-

Dr. Horst A. Schmid (4)	2005	(5)	$53,500.00 Cdn	$-	$-	$-	-	$-	$-
President and	2004		-	-	-	-	-	-	-
Chief Executive Officer	2003		-	-	-	-	-	-	-

Mr. Curtis Sparrow	2005	(6)	$180,000.00 Cdn	$-	$-	$-	-	$-	$-
Chief Financial Officer	2004	(7)	68,471.64 US	-	-	-	-	-	-
	2003		-	-	-	-	-	-	-

Mr. Menno Wiebe (8)	2005		$-	$-	$-	$-	-	$-	$-
Chief Operating Officer	2004	(9)	37,985.76 Cdn	-	-	-	-	-	-
	2003		-	-	-	-	-	-	-

Mr. Cyrus Spaulding (10)	2005	(11)	$20,800.00 Cdn	$-	$-	$-	-	$-	$-
Chief Operating Officer	2004		-	-	-	-	-	-	-
	2003		-	-	-	-	-	-	-

Mr. David Roff (12)	2005	(13)	$12,000.00 Cdn
President and Chief	2004	(12)	Nil	$-	$-	$-	-	$-	$-
Executive Officer from	2003	(12)	Nil	-	-	-	-	-	-
September 10, 2003 to February
6, 2004

(1) Mr. Steven P. Gawne had served our Company as President and Chief Executive Officer from February 6, 2004 until June 29, 2005.

(2) As of September 30, 2005, Nearshore Petroleum Corporation, a company owned 50% by Mr. Steven P. Gawne and 50% by his wife, Rebekah Gawne accrued the above fee for Mr. Gawne’s services. This fee and other amounts were not paid because of disputes with Mr. Steven P. Gawne.

(3) As of September 30, 2004, Nearshore Petroleum Corporation, a company owned 50% by Mr. Steven P. Gawne and 50% by his wife, Rebekah Gawne accrued the above fee for Mr. Gawne’s services. $22,053.15 of these fees remained unpaid as of the year end. Mr. Steven P. Gawne ceased to be an officer and director of the company on June 29, 2005. Mr. Steven P. Gawne and Nearshore Petroleum Corporation also received compensation from Northern Alberta Oil Ltd. during fiscal 2004 of $100,000 Cdn and $243,425 Cdn respectively, which is not included above. Nearshore also claimed a royalty in Northern’s Lands of 6.5% within 4 townships of north central Alberta.

(4) Dr. Horst A. Schmid has served our Company as Director and Chairman of the Board since February 6, 2004 to present. From June 29, 2005 to present he has been the President and Chief Executive Officer of our Company.

(5) As of September 30, 2005, Portwest Investments Ltd., a company owned 100% by Dr. Horst A. Schmid, accrued the above fees for Dr. Schmid’s services provided to our Company. As of the 2005 year end our Company owed Portwest Investments Ltd. $5,684.90 Cdn. Dr. Schmid also accrued a director’s fee for his services on the Board of Directors as Chairman of the Board of our Company.

(6) As of September 30, 2005, Concorde Consulting, a company owned 100% by Mr. Curtis Sparrow, accrued the above fees for Mr. Sparrow’s services provided to our Company. As of the 2005 year end our Company owed Concorde Consulting $141,829.75 Cdn. Mr. Sparrow also accrued a director’s fee for his services on the Board of Directors as Director of our Company.

(7) As of September 30, 2004, Concorde Consulting, a company owned 100% by Mr. Curtis Sparrow, accrued the above fees for Mr. Sparrow’s services provided to our Company, but none of these fees were paid as of the September 30, 2004 year end. Mr. Curtis Sparrow also accrued a director’s fee for his services on the Board of Directors of our Company, but none of these fees were paid as of the September 30, 2004 year end.

(8) Mr. Menno Wiebe served as Chief Operating Officer of our Company from July 6, 2004 until June 29, 2005.

(9) Mr. Wiebe is claiming the above amount in his claim against our Company. None of this amount was paid as of the year end.

(10) Mr. Cyrus Spaulding served as Chief Operating Officer of our Company from September 1, 2005 until September 21, 2007.

(11) As of September 30, 2005, Trebax Projects Ltd., a company owned 100% by Mr. Cyrus Spaulding, accrued the above fees for Mr. Spaulding’s services provided to our Company. None of these fees were owed as of September 30, 2005. Mr. Spaulding also accrued a director’s fee for his services on the Board of Directors of our Company, but none of these fees were paid as of the September 30, 2005 year end.

(12) Mr. David Roff was the former President and Sole Director of our Company from September 10, 2003 until February 6, 2004.

(13) Mr. David Roff was not an executive officer in the fiscal year 2005. Mr. Roff was reappointed as Director on April 3, 2006. Brave Consulting, a company 50% owned by Mr. David Roff, has been a consultant to Deep Well since July 15, 2005. Brave Consulting, a private corporation 50% owned by Mr. Roff and the other 50% is owned by non-related third party, was paid a fee of $4,000 Cdn per month from July 2005 until October 2005. None of these fees were owed as of September 30, 2005.

The Board is continually reviewing all compensation paid to executives of our Company.

Compensation of Directors

On November 28, 2005 our Company adopted a cash compensation plan where each director is paid the amount of $500 for each meeting of the Board of Directors or committee meetings that they attend, or resolution participated in, plus, we reimburse each director for actual expenses incurred in connection with Board meeting attendance. The Chairman of the Board is paid $1,000 for each Board meeting plus expenses incurred in connection with Board meeting attendance. None of these Director’s fees were paid in the September 30, 2005 year end.

During fiscal year end 2005 there were no stock options granted to any of the named directors or executive officers.

On November 28, 2005 our Company adopted a stock-based compensation plan, under which each director of Deep Well was awarded options to acquire 75,000 shares upon becoming a director and an additional 100,000 shares for each year or part of a year served as a director. Directors of subsidiaries, who are not already directors of Deep Well, were awarded options to acquire 37,500 shares upon becoming a director and an additional 50,000 shares for each year or part of a year served as a director. The exercise price of the above options is $0.71 per share. For further information see our Company’s Form 8-K filed with the SEC March 3, 2006.

No named directors or executive officers exercised any stock options during fiscal years 2004, 2005, 2006 or 2007.

Compensation Arrangements for Executive Officers

Our Company has entered into the following contracts with the following companies for services of certain officers and/or directors of our Company:

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

4.
Brave Consulting, a company 50% owned by Mr. David Roff, a former President of the Company, has been a consultant to Deep Well since July 15, 2005. Brave Consulting, a private corporation 50% owned by Mr. Roff and the other 50% is owned by a non-related third party, was paid a fee of $4,000 Cdn per month from July 2005 until October 2005. From November 2005 until July 2007, Brave Consulting was paid a fee of $8,000 Cdn per month. From August 2007 until present, Brave Consulting is being paid a fee of $12,000 Cdn per month.

On November 28, 2005 the Board granted 390,000 options to acquire common shares to the above corporations providing consulting services to our Company or its subsidiary. Each of such consulting contractors is a corporation wholly owned by directors or executive officers of our Company. For further information see our Company’s Form 8-K filed with the SEC March 3, 2006.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number and percentage of the shares of our Company’s Common Stock owned of record and beneficially by each person or entity owning more than 5% of such shares and by all executive officers, officers and directors, as a group at September 30, 2005:

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS As of September 30, 2005

Name and Address of Beneficial Owner	Title of Class	Number of Shares Beneficially Owned	Percentage of Class Beneficially Owned (1)	Nature of Ownership

Nearshore Petroleum Corporation (2) Suite 3175, 246 Stewart Green SW Calgary, Alberta T3H 3C8 Canada	Common	4,875,000	9.4% (2)	Indirect

C. Ruiz Tighe (3) 89 Arbour Ridge Heights NW Calgary, Alberta T3G 3Z2 Canada	Common	4,057,000	7.8%	Direct/Indirect

Norcan Management Inc. 12220 Stony Plain Road Edmonton, AB T5N 3Y4	Common	3,225,600	6.2%	Direct

(1) Based on 52,031,289 common shares outstanding on September 30, 2005.

(2) Mr. Steven P. Gawne’s indirect beneficial ownership consists of Nearshore Petroleum Corporation owning 4,875,000 shares. Nearshore Petroleum Corporation is a private corporation registered in Alberta, Canada, which is 50% owned and controlled by Mr. Steven P. Gawne and 50% owned and controlled by his wife, Rebekah Gawne. As a result of Mr. Steven P. Gawne’s and Nearshore’s ownership of 100,000 each of preferred shares of Northern which as a result of the June 7, 2005 acquisition on Northern by our Company at Mr. Gawne’s or Nearshore’s option can each convert to 3,000,000 shares of Deep Well common stock each. This means that Mr. Steven P. Gawne’s indirect beneficial ownership will consist of Nearshore Petroleum Corporation owning 7,875,000 shares and Mr. Gawne owning 3,000,000 shares directly, for a total of 10,875,000 being 20.9% of our Company once the Northern preferred shares are converted.

(3) C. Ruiz Tighe beneficially and indirectly owns 3,040,000 shares of our common stock held by 1004731 Alberta Ltd., a corporation registered in Alberta, Canada, which is 100% owned by C. Ruiz Tighe. C. Ruiz Tighe directly holds 1,017,000 shares of our common stock.

SECURITY OWNERSHIP OF MANAGEMENT As of September 30, 2005

Name and Address of Beneficial Owner	Title of Class	Number of Shares Beneficially Owned	Percentage of Class Beneficially Owned (1)	Nature of Ownership

Dr. Horst A. Schmid (2) Director and Chairman of the Board Suite 510, 10117 Jasper Avenue Edmonton, Alberta T5J 1W8 Canada	Common	1,950,000	3.7%	Indirect

Mr. Curtis Sparrow Director, Chief Financial Officer, Corporate Secretary and Treasurer Suite 510, 10117 Jasper Avenue Edmonton, Alberta T5J 1W8 Canada	—	None	—	—

Mr. Cryus Spaulding (3) Director and Chief Operating Officer 416 Scenic View Bay Calgary, Alberta T3L 1Z4 Canada	Common	650,000	1.2%	Indirect

Mr. Donald E. H. Jones (4) Director Calle 113, Numero 7-21 Officina 706, Edificio Teleport, Torre A Bogota, Colombia	—	None	—	—

All Officers and Directors as a Group	Common	2,600,000	4.9%	Indirect

(1) Based on 52,031,289 common shares outstanding on September 30, 2005.

(2) Our Chairman of the Board Dr. Horst A. Schmid’s indirect beneficial ownership consists of Portwest Investment Ltd. owning 1,950,000 common shares. Portwest Investment Ltd. is a private corporation registered in Alberta, Canada, which is owned and controlled by Dr. Horst A. Schmid.

(3) Mr. Cyrus Spaulding was appointed Director and Chief Operating Officer on September 1, 2005. Mr. Spaulding’s indirect beneficial ownership consists of 150,000 common shares through his spouse, Barbara Spaulding, as of September 30, 2005, and 250,000 common shares acquired indirectly through his spouse from an August 12, 2005 private placement which included warrants to purchase another 250,000 common shares of our Company.

(4) Mr. Donald E. H. Jones was appointed Director on June 29, 2005.

Changes in Control

Since December 2007, Tamm Oil and Gas Corp. and its agents have issued multiple public statements claiming that Tamm has acquired, or agreed to acquire, a significant and controlling interest in our Company and our properties. We are not, and have not been, party to any of Tamm’s public statements or purported acquisitions of our shares of common stock, and we have commenced a lawsuit against Tamm alleging that Tamm has violated United States federal and Nevada state law in connection with Tamm’s recent public statements and activities related to our Company, our operations and Tamm’s ownership of our shares of common stock. For more information about the foregoing, you should refer to “Item 3. Legal Proceedings” in this Form 10-KSB.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For the year ending September 30, 2005 Nearshore Petroleum Corporation, which is 50% owned and controlled by Mr. Steven P. Gawne and 50% owned and controlled by his wife, Rebekah Gawne, invoiced our Company $135,000 Cdn for the services of Mr. Steven Gawne. During the year ending Sept 30, 2005, Mr. Steven Gawne and Nearshore Petroleum Corporation also claimed compensation from Northern during fiscal 2005 of $135,000 Cdn. Nearshore Petroleum Corporation also claims a royalty payable by Northern of 6.5% within properties which Northern acquired leases.

On June 7, 2005, in connection with our Company's acquisition of Northern, our Company entered into Put Call Option Agreements with each of Northern’s preferred shareholders. Pursuant to these agreements, our Company was given the right to acquire the preferred stock of Northern held by the preferred stockholders, and such stockholders were given the right to require our Company to purchase such shares. The option agreements provide that upon exchange, the preferred stockholders of Northern will receive thirty shares of our Company's common stock for each share of Northern’s preferred stock held by such stockholders. Four out of the six option agreements were entered into with affiliates of our Company: Mr. Steven Gawne, Nearshore Petroleum Corporation, Edmonton International Airport Hotel Ltd. (“Edmonton”) (a company wholly owned by Curtis Sparrow) and 1072438 Alberta Ltd. (“1072438”) (a company wholly owned by Mr. Moses Ling). “Edmonton” received the preferred shares in lieu of debts owed to them. “Edmonton” subsequently sold the resulting preferred Northern shares to a party unrelated to our Company as disclosed in a Form 4 filed on March 20, 2006. On February 23, 2006, Mr. Steven P. Gawne and Nearshore partially exercised their rights under the option agreements, and our Company issued 300,000 Deep Well common shares to each of Mr. Gawne and Nearshore in exchange for 20,000 of the outstanding preferred shares of Northern. The common shares were issued pursuant to Section 4(2) of the 1933 Act.

On August 12, 2005 Barbara Spaulding, the wife of Mr. Cyrus Spaulding our current director and Chief Operating Officer, subscribed for 250,000 units of our Company, pursuant to a private placement transaction, for an aggregate price of $100,000. Each unit consists of one common share and one common share purchase warrant, with each warrant entitling its holder to acquire one share of our common stock at an exercise price of $0.60. The exercise price of the warrants will be adjusted from time to time upon the occurrence of certain events, as provided in the warrants. The warrants expire on August 12, 2008. The units were issued pursuant to Regulation S. As of the date of this report Barbara Spaulding directly owns 250,000 common shares of our Company and an additional 250,000 warrants to purchase common shares.

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

3.2	Amended Articles of Incorporation filed with the State of Nevada on February 27, 2004 filed with Form 8-K on March 5, 2004, and incorporated herein by reference

3.3	Amended Articles of Incorporation filed with the State of Nevada on May 5, 2004 filed with Form 8-K on May 7, 2004, and incorporated herein by reference

3.4	Registrant’s By-laws, filed with Form 10-KSB on February 23, 2007, and incorporated herein by reference

4.1	Form of Warrant issued pursuant to the Securities Purchase Agreement and Registration Rights Agreement dated March 10, 2005, filed with Form 8-K on March 14, 2005, and incorporated herein by reference

4.2
Form of Warrant issued pursuant to the Subscription Agreement dated August 12, 2005 by and among our Company with three investors related to the Private Placement offering, and Debt Settlement Agreement, filed with Form 8-K on August 17, 2005, and incorporated herein by reference

4.3
Form of Warrant issued pursuant to the Subscription Agreement dated October 11, 2005 by and among our Company with three investors related to the Private Placement offering, filed with Form 8-K on October 19, 2005, and incorporated herein by reference

4.4
Form of Warrant issued pursuant to the Subscription Agreement dated January 13, 2006 by and among our Company with three investors related to the Private Placement offering, and Debt Settlement Agreement, filed with Form 8-K on March 6, 2006, and incorporated herein by reference

4.5
Form of Warrant issued pursuant to the Subscription Agreement dated May 25, 2007 by and among our Company with one investor related to the Private Placement offering, and filed with Form 8-K on June 13, 2007, and incorporated herein by reference

4.6
Form of Warrant issued pursuant to the Subscription Agreement dated June 22, 2007 by and among our Company with one investor related to the Private Placement offering, filed with Form 8-K on July 5, 2007, and incorporated herein by reference

4.7
Form of Special Warrant issued pursuant to the Subscription Agreement dated June 22, 2007 by and among our Company with one investor related to the Private Placement offering, filed with Form 8-K on July 5, 2007, and incorporated herein by reference

4.8
Form of Warrant issued pursuant to the Subscription Agreement dated July 11, 2007 by and among our Company with two investor related to the Private Placement offering, and filed with Form 10-QSB on October 30, 2007 and incorporated herein by reference

4.9
Form of Special Warrant issued pursuant to the Subscription Agreement dated July 11, 2007 by and among our Company with two investor related to the Private Placement offering, and filed with Form 10-QSB on October 30, 2007 and incorporated herein by reference

4.10
Form of adjusted Warrant issued in September 2007 pursuant to the original Warrant dated March 10, 2005 by and among our Company with two investors related to the Securities Purchase Agreement and Registration Rights Agreement, and filed with Form 10-QSB on October 30, 2007 and incorporated herein by reference

10.1
Gross Overriding Royalty Agreement dated December 12, 2003 between Mikwec Energy Canada Limited (now known as Northern Alberta Oil Ltd.), and Nearshore Petroleum Corporation, filed with Form 10-KSB on February 23, 2007, and incorporated herein by reference

10.2
Joint Operating Agreement dated April 26, 2004 between Mikwec Energy Canada Limited (now known as Northern Alberta Oil Ltd.), and Maxen Petroleum Inc. (now known as Pan Orient Energy Corp.), filed with Form 10-KSB on February 23, 2007, and incorporated herein by reference

10.3	Consulting Agreement by and between Deep Well and Menno Wiebe dated June 8, 2004, filed with Form 10-KSB on February 23, 2007, and incorporated herein by reference

10.4
Exchange Agreement between our Company and Mikwec Energy Canada Limited (now known as Northern Alberta Oil Ltd.), dated as of July 8, 2004, and filed with Form 8-K on November 5, 2004 and incorporated herein by reference. Form of Amending Agreement, dated as of April 25, 2005 and Form of Termination, Option and Put Agreement, both filed with Form 8-K on June 10, 2005, and incorporated herein by reference.

10.5	Employment Letter Agreement by and between Deep Well and John Brown dated November 15, 2004, filed with Form 10-KSB on February 23, 2007, and incorporated herein by reference

10.6	Joint Operating Agreement dated December 9, 2004 between our Company and 1132559 Alberta Ltd., filed with Form 10-KSB on February 23, 2007, and incorporated herein by reference

10.7
Farmout Agreement dated February 25, 2005 by and between the Deep Well Oil & Gas, Inc., Northern Alberta Oil Ltd., and Surge Global Energy, Inc., Surge Global Energy (Canada) Ltd. (now known as Andora Energy Corporation formerly known as Signet Energy, Inc.), filed with Form 10-KSB on February 23, 2007, and incorporated herein by reference

10.8
Assumption of Liabilities and Indemnity Agreement dated February 28, 2005 by and between Deep Well Oil & Gas, Inc., Northern Alberta Oil Ltd. and Surge Global Energy (Canada) Ltd. (now known as Andora Energy Corporation formerly known as Signet Energy, Inc.), filed with Form 10-KSB on February 23, 2007, and incorporated herein by reference

10.9
Termination Agreement dated February 28, 2005 by and between Nearshore Petroleum Corporation, Northern Alberta Oil Ltd. and Surge Global Energy (Canada) Ltd. (now known as Andora Energy Corporation formerly known as Signet Energy, Inc.), filed with Form 10-KSB on February 23, 2007, and incorporated herein by reference

10.10
Farmout Amending Agreement dated March 3, 2005 by and between our Company, Deep Well Oil & Gas, Inc., Northern Alberta Oil Ltd., and Surge Global Energy, Inc., Signet Energy, Inc. (formerly known as Surge Global Energy (Canada) Ltd.), filed with Form 10-KSB on February 23, 2007, and incorporated herein by reference

10.11
Two Farmout Amending Agreements dated March 10, 2005 by and between our Company, Deep Well Oil & Gas, Inc., Northern Alberta Oil Ltd., and Surge Global Energy, Inc., Signet Energy, Inc. (formerly known as Surge Global Energy (Canada) Ltd.), filed with Form 10-KSB on February 23, 2007, and incorporated herein by reference

10.12
Form of Securities Purchase Agreement and Registration Rights Agreement dated March 10, 2005, by and among our Company and each of Provident Premier Master Fund, Ltd. and Grey K Fund LP, filed with Form 8-K on March 14, 2005, and incorporated herein by reference

10.13	Form of Amending Agreement dated as of April 25, 2005, filed with Form 8-K on June 10, 2005, and incorporated herein by reference

10.14	Form of Termination, Option and Put Agreement, filed with Form 8-K on June 10, 2005, and incorporated herein by reference

10.15	Consulting agreement by and between Northern and Portwest Investments Ltd., dated July 1, 2005, filed with Form 10-KSB on February 23, 2007, and incorporated herein by reference.

10.16	Consulting agreement by and between Northern and Concorde Consulting, dated July 1, 2005, filed with Form 10-KSB on February 23, 2007, and incorporated herein by reference.

10.17
Farmout Amending Agreement dated July 14, 2005 by and between our Company, Deep Well Oil & Gas, Inc., Northern Alberta Oil Ltd., and Surge Global Energy, Inc., Signet Energy, Inc. (formerly known as Surge Global Energy (Canada) Ltd.), filed with Form 10-KSB on February 23, 2007, and incorporated herein by reference.

10.18
Form of Subscription Agreement dated August 12, 2005 by and among our Company with three investors related to the Private Placement offering, and Debt Settlement Agreement, filed with Form 8-K on August 17, 2005, and incorporated herein by reference

10.19	Consulting agreement by and between the Northern and Trebax Projects Ltd., effective September 1, 2005, filed with Form 10-KSB on February 23, 2007, and incorporated herein by reference.

10.20
Form of Subscription Agreement dated October 11, 2005, by and among our Company with three investors related to the Private Placement offering, filed with Form 8-K on October 19, 2005, and incorporated herein by reference

10.21
Farmout Amending Agreement dated November 15, 2005 by and between our Company, Deep Well Oil & Gas, Inc., Northern Alberta Oil Ltd., and Surge Global Energy, Inc., Signet Energy, Inc. (formerly known as Surge Global Energy (Canada) Ltd.), filed with Form 10-KSB on February 23, 2007, and incorporated herein by reference

10.22
Farmout Acknowledgement Agreement dated November 15, 2005 by and between our Company, Deep Well Oil & Gas, Inc., Northern Alberta Oil Ltd., and Surge Global Energy, Inc., Signet Energy, Inc. (formerly known as Surge Global Energy (Canada) Ltd.), filed with Form 10-KSB on February 23, 2007, and incorporated herein by reference

10.23	Deep Well Oil & Gas, Inc. Stock Option Plan (“The Plan”), effective November 28, 2005, filed with Form 8-K on March 3, 2006, and incorporated herein by reference

10.24	Sample Stock Option Agreements with all Directors, filed with Form 10-KSB on February 23, 2007, and incorporated herein by reference

10.25	Sample Stock Option Agreements with all Contractors, filed with Form 10-KSB on February 23, 2007, and incorporated herein by reference filed herewith

10.26	Sample Indemnity Agreement with all Directors, filed with Form 10-KSB on February 23, 2007, and incorporated herein by reference

10.27
Form of Subscription Agreement dated January 13, 2006 by and among our Company with three investors related to the Private Placement offering, and Debt Settlement Agreement, filed with Form 8-K on March 6, 2006, and incorporated herein by reference

10.28
Settlement Agreement & Release of All Claims, dated as of January 29, 2007, by and among our Company and Grey K Fund LP, Grey K Offshore Fund Ltd., Provident Premier Master Fund Ltd., Atlas Master Fund Ltd. and Gemini Master Fund, Ltd., filed with Form 8-K on January 31, 2007, and incorporated herein by reference

10.29	Form of Non-Qualified Stock Option Agreement issued to Director on April 3, 2006, filed with Form 10-KSB on February 23, 2007, and incorporated herein by reference

10.30	Form of Subscription Agreement dated May 25, 2007 by and among our Company with one investor, filed with Form 8-K on June 13, 2007, and incorporated herein by reference

10.31	Form of Subscription Agreement dated June 22, 2007 by and among our Company with one investor, filed with Form 8-K on July 5, 2007, and incorporated herein by reference

10.32	Form of Subscription Agreement dated July 11, 2007 by and among our Company with two investors, and filed with Form 10-QSB on October 30, 2007 and incorporated herein by reference

10.33	Order granted by the court dated September 7, 2007 between our Company and Star Capital Inc., and filed herewith

10.34	Form of Agreement dated as of September 10, 2007 between our Company and Star Capital Inc., and filed herewith

10.35	Form of Amending Agreement dated as of September 10, 2007, between our Company and Star Capital Inc., and filed herewith

10.36	Consulting agreement by and between our Company and R.N. Dell Energy Ltd., effective September 20, 2007, and filed with Form 10-QSB on October 30, 2007 incorporated herein by reference

10.37	Non-Qualified Stock Option Agreement issued to R.N. Dell Energy Ltd. effective September 20, 2007, and filed with Form 10-QSB on October 30, 2007 incorporated herein by reference

10.38	Non-Qualified Stock Option Agreement issued to Employee effective September 20, 2007 and filed with Form 10-QSB on October 30, 2007 incorporated herein by reference

10.39	Consulting agreement by and between our Company and Picoplat Consulting Inc., effective October 15, 2007, and filed herewith

10.40
Minutes of Settlement dated November 26, 2007 by and between Deep Well Oil & Gas, Inc. and its subsidiaries and 1350826 Alberta Ltd. and Andora Energy Corporation, filed with Form 8-K on December 14, 2007, and incorporated herein by reference

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table is a summary of the fees billed to us by Sellers & Andersen, LLC, Madsen & Associates and Deloitte & Touche LLP for professional services for the fiscal years ended September 30, 2005 and September 30, 2004:

Fee Category	Fiscal 2005 Fees	Fiscal 2004 Fees

Audit Fees	$9,085	$29,328.94
Audit Related Fees	Nil	8,646.42
Tax Fees	Nil	1,016.63
All Other Fees	-	-
Total Fees	$9,085	$38,991.99

Audit Fees

Our board of directors appointed Madsen & Associates, CPA’s Inc. as independent auditors to audit our financial statements for the fiscal year ending September 30, 2005 and September 30, 2004.

Audit Related Fees

The aggregate fees billed for assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees” are for consultation regarding our correspondence with the SEC and other accounting consulting.

Tax Fees

For the fiscal years ended September 30, 2005 and 2004, the aggregate fees billed for tax compliance are stated above. The taxes are now done by the independent third party, chartered accounting firm stated below.

All Other Fees

None. However, we paid an independent third party, chartered accounting firm fees of $91,942.81 Cdn relating to the preparation of the annual financial statements included in this 10-KSB were audited by Madsen & Associates, CPA’s Inc.

Audit Committee Pre-Approval Policies and Procedures

The Securities and Exchange Commission has adopted rules that require that before Madsen & Associates, CPA’s Inc. is engaged by us or our subsidiaries to render any audit or permitted non-audit service, the engagement be:

•	our board of directors acting as our audit committee approved; or

•
entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

Our Company has considered the nature and amount of the fees billed by Madsen & Associates, CPA’s Inc., and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining Madsen & Associates, CPA’s Inc. independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEEP WELL OIL & GAS, INC.

By	/s/ Horst A. Schmid
Dr. Horst A. Schmid
Chairman of the Board

Date April 21, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Horst A. Schmid
Dr. Horst A. Schmid
Chief Executive Officer and President
(Principal Executive Officer)

Date April 21, 2008

By	/s/ Curtis Sparrow
Mr. Curtis Sparrow
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date April 21, 2008