Form 10QSB
period 2005-12-31
DEEP WELL OIL & GAS INC
filed 2008-10-15
CIK 869495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2005

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

Number of shares of common stock outstanding as of September 30, 2008: 94,274,258

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARY)
(Exploration Stage Company)
(Unaudited)
Consolidated Balance Sheets
December 31, 2005 and September 30, 2005

	December 31,	September 30,
	2005	2005
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$422,529	$135,879
Accounts receivable	70,820	48,727
Prepaid expenses	75,986	27,901
	569,335	212,507

Loan receivable – related parties (Note 7)	45,863	11,604
Oil and gas properties (Note 3)	4,353,826	5,315,252
Equipment net of depreciation(Note 4)	2,280	602

	$4,971,304	$5,539,965

LIABILITIES
Current Liabilities
Accounts payable	$78,365	$211,716
Accounts payable – related parties (Note 7)	160,941	224,247
Notes and accrued interest payable (Note 5)	43,989	43,160
	283,295	479,123

Convertible debenture and accrued interest (Note 6)	–	1,021,463
Loan payable (Note 8)	285,810	285,958

	569,105	1,786,544

STOCKHOLDERS’ EQUITY
Common Stock:
Authorized: 300,000,000 shares at $0.001 per value
Issued and outstanding: 55,181,289 shares
(September 2005 – 52,031,289) (Note 9)	55,181	52,031
Additional paid in capital	4,950,390	3,512,054
Capital stock subscriptions received 12,975,000 shares	1,777,639	2,027,639
(2005 – 12,975,000 shares)
Deficit (dated September 10, 2003)	(2,381,011)	(1,838,303)
	4,402,199	3,753,421
	$4,971,304	$5,539,965

See accompanying notes to the financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARY)
(Exploration Stage Company)
(Unaudited)
Consolidated Statement of Operations
For the Three Months Ended December 31, 2005 and 2004 and the Period September 10, 2003 (Inception of Exploration Stage) to December 31, 2005

	Three Months	Three Months	September 10,
	Ended	Ended	2003 to
	December 31,	December 31,	December 31,
	2005	2004	2005

Revenue	$–	$–	$–

Expenses
Administrative	324,193	162,893	2,090,809
Stock based compensation	217,486	–	217,486

Net Loss from operations	(541,679)	(162,893)	(2,308,298)

Other income and expenses
Interest income	1,821	–	15,299
Interest expense	(2,850)	(781)	(112,881)
Settlement of debt	–	–	24,866

	(1,029)	(781)	(72,716)

Net loss	$(542,708)	$(163,674)	$(2,381,011)

Net Loss Per Common Share
Basic and diluted	$(0.01)	$(0.01)

Weighted Average Outstanding Shares – stated in 1,000’s
Basic	54,805	31,236

See accompanying notes to the financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARY)
(Exploration Stage Company)
(Unaudited)
Consolidated Statement of Shareholders’ Equity
For the Period September 10, 2003 (Inception of Exploration Stage) to December 31, 2005

	Common Shares			Capital
			Additional	Stock
			Paid in	Subscriptions	Accumulated
	Shares	Amount	Capital	Received	Deficit	Total

Balance at
September 10, 2003	991,912	$992	$(992)	$–	$–	$–

Issuance of common stock
pursuant to bankruptcy
agreement September 10, 2003	36,019,556	36,019	13,981	–	–	50,000

Net operating loss for
the period September 10
to September 30, 2003	–	–	–	–	(50,000)	(50,000)

Return and cancellation
of common shares	(5,775,000)	(5,775)	5,775	–	–	–

Net operating loss for the
year ended September 30, 2004	–	–	–	–	(525,754)	(525,754)

Balance at
September 30, 2004 (Audited)	31,236,468	31,236	18,764	–	(575,754)	(525,754)

Issuance of common stock
Private placement March 10, 2005
- Shares	1,875,000	1,875	527,940	–	–	529,815
- Warrants (787,500) (Note 9)	–	–	205,185	–	–	205,185
Share exchange June 7, 2005
- Shares	18,208,875	18,209	2,476,497	–	–	2,494,706
- Conversion rights of preferred
shares of subsidiary	–	–	–	1,777,639	–	1,777,639
Private placement August 12, 2005
- Shares	710,946	711	151,638	–	–	152,349
- Warrants (710,946) (Note 9)	–	–	132,030	–	–	132,030

Common stock subscription received	–	–	–	250,000	–	250,000

Net operating loss for the
year ended September 30, 2005	–	–	–	–	(1,262,549)	(1,262,549)

Balance at September 30, 2005 (Audited)	52,031,289	$52,031	$3,512,054	$2,027,639	$(1,838,303)	$3,753,421

See accompanying notes to the financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARY)
(Exploration Stage Company)
(Unaudited)
Consolidated Statement of Shareholders’ Equity (Continued)
For the Period September 10, 2003 (Inception of Exploration Stage) to December 31, 2005

	Common Shares			Capital
			Additional	Stock
			Paid in	Subscriptions	Accumulated
	Shares	Amount	Capital	Received	Deficit	Total

Balance carried forward
September 30, 2005	52,031,289	52,031	3,512,054	2,027,639	(1,838,303)	3,753,421

Issuance of common stock
Private placement October 11, 2005
- Shares	3,150,000	3,150	667,266	(250,000)	–	420,416
- Warrants (3,150,000)	–	–	553,584	–	–	553,584

Options granted for services	–	–	217,486	–	–	217,486

Net loss for the period	–	–	–	–	(542,708)	(542,708)

Balance at
December 31, 2005	55,181,289	$55,181	$4,950,390	$1,777,639	$(2,381,011)	$4,402,199

See accompanying notes to the financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARY)
(Exploration Stage Company)
(Unaudited)
Consolidated Statement of Cash Flows
For the Three Months Ended December 31, 2005 and 2004 and the Period September 10, 2003 (Inception of Exploration Stage) to December 31, 2005

	Three Months	Three Months	September 10,
	Ended	Ended	2003 to
	December 31,	December 31,	December 31,
	2005	2004	2005

Cash Provided by (Used in):

Operating Activities
Net loss	$(542,708)	$(163,674)	$(2,381,011)
Items not affecting cash:
Stock based compensation	217,486	–	217,486
Bad debts	–	–	170,084
Amortization	162	–	162
Commission withheld from loans proceeds	–	–	121,000
Net changes in non-cash working capital (Note 10)	(258,306)	35,372	(72,484)

	(583,366)	(128,302)	(1,944,763)

Investing Activities
Loan payable	(8,677)	–	265,727
Purchase of equipment	(1,840)	–	(2,173)
Purchase of oil and gas properties	–	–	(111,392)
Loan advance – related parties	(34,259)	(353,904)	(857,609)
Return of costs from farmout agreement	961,426	–	961,426
Cash from acquisition of subsidiaries	–	–	11,141

	(916,650)	(353,904)	267,120

Financing Activities
Note payable – advance	829	5,671	(67,317)
Debenture repayment	(1,021,463)	(4,890)	(1,004,890)
Proceeds from issuance of common stock	974,000	–	2,293,379
Proceeds from debenture net of commissions	–	–	879,000

	(46,634)	781	2,100,172

Increase (decrease) in cash and cash equivalents	286,650	(481,425)	422,529

Cash and cash equivalents, beginning of period	135,879	499,765	–

Cash and cash equivalents, end of period	$422,529	$18,340	$422,529

Supplemental Cash Flow Information:
Interest expense	$2,850	$781	$112,881

See accompanying notes to the financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARY)
(Exploration Stage Company)
(unaudited)
Notes to the Consolidated Financial Statements
December 31, 2005

1.	Nature of Business and Going Concern

Nature of Business

The Company, and its former subsidiaries, were engaged in the manufacture and distribution of standard and custom precision mechanical assemblies and components throughout the United States.

On February 19, 2003, the Company filed a petition for bankruptcy in the United States Bankruptcy Court under Chapter 11 in the Eastern District of New York titled “Allied Devices Corporation, Case No. 03-80962-511.” The Company emerged from bankruptcy pursuant to a Bankruptcy Court Order entered on September 10, 2003, with no remaining assets or liabilities.

The terms of the bankruptcy settlement included: (1) a reverse common stock split of 30 shares of outstanding stock for 1 share; (2) increasing the authorized common capital stock from 25,000,000 to 50,000,000 shares with a par value of $0.001; (3) a change in the name of the Company from “Allied Devices Corporation” to “DEEP WELL OIL & GAS, INC., and (4) the authorization for the issuance of 2,000,000 post split restricted common shares and 4,000,000 post split common shares in exchange for $50,000, which was paid into the bankruptcy court by the recipients of the shares.

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

This report has been prepared showing the name “DEEP WELL OIL & GAS, INC. (AND SUBSIDIARY)” and the post split common stock, with $0.001 par value, from inception. The accumulated deficit has been restated to zero and dated September 10, 2003, with the statement of operations to begin on that date.

Going Concern

The accompanying audited financial statements have been prepared on a going concern basis, which anticipates the realization of asssets and the liquidation of liabilities during the normal course of operations. However, as shown in these consolidated financial statements, the Company during the period ended December 31, 2005, incurred a net loss of $542,708, although as of that date, the Company’s total assets exceeded its total liabilities by $4,402,199. In addition, the Company has an accumulated deficit of $2,381,011. These factors raise doubt about the Company’s ability to continue as a going concern if changes in operations are not forthcoming.

The Company’s ability to continue as a going concern will depend on management’s ability to successfully implement a business plan which will produce revenues, control costs, and obtain additional forms of debt and/or equity financing. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Management is of the opinion that the equity funds raised by the Company in its current Public Offering (see Note 11 below) will be sufficient to finance its operations until the end of 2008.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These interim financial statements follow the same significant accounting policies and methods of application as the Company’s annual consolidated financial statements for the year ended September 30, 2005.

These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the information contained therein. However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year. It is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-KSB for the year ended September 30, 2005.

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

Equipment

Equipment is stated at cost. Amortization expense is computed using the declining balance method over the estimated useful life of the asset. The following is a summary of the estimated useful lives used in computing amortization expense.

Equipment  -   30%

Expenditures for major repairs and renewals that extend the useful life of the asset are capitalized. Minor repair expenditures are charged to expense as incurred.

Long-Lived Assets

The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.

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

Financial Instruments

Fair Values

The fair values of the Corporation's accounts receivables, loan receivable - related parties, accounts payable, accounts payable - related parties, note and accrued interest payable, convertible debenture and accrued interest and loan payable approximate their carrying values due to the short-term nature of these financial instruments.

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

The Company has acquired a 80% interest in certain oil and gas properties which, after a farmout agreement entered into on February 25, 2005, the Company’s interest could be reduced to 40% on 12 sections as described below in the November 26, 2007 settlement. These certain properties are located in North Central Alberta, Canada with a life of 15 years. The terms include certain commitments related to oil sand leases which require the payments of rents as long as the leases are non-producing.

As of now, the payments due in Canadian dollars under this commitment are as follows:

2006	$33,869
2007	$45,158
2008	$43,008
2009	$43,008
Subsequent	$409,293

The Government of Alberta owns this land and Deep Well has acquired the rights to perform oil and gas activities on these lands. These leases are for 15 years ending from 2018 - 2019 and if Deep Well meets the conditions of the 15-year leases Deep Well will then be permitted to drill on and produce oil from the land into perpetuity. These conditions give the Company until the expiration of the leases to meet the following requirements.

a)	drill 1 well within each of the 63 sections; or

b)	drill 38 wells within the 63 sections with the balance of the undrilled sections having acquired 3.2 km of seismic on each undrilled section.

The Company plans to meet at least the second of these conditions.

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

This consists of comparing the carrying value of the asset with the asset’s expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions. Proven oil and gas properties are reviewed for impairment on a field-by-field basis. In addition, management evaluates the carrying value of non-producing properties and may deem them impaired for lack of drilling activities. No impairment losses were recognized for the three months ended December 31, 2005 (2004 - $nil).

Capitalized costs of proved oil and gas properties are depleted using the unit-of-production method when the property is placed in production.

Substantially all of the Company’s oil and gas activities are conducted jointly with others. The accounts reflect only the Company’s proportionate interest in such activities.

On November 15, 2005, the Company’s subsidiary received an additional 6.5 sections which consist of a five year oil sand permit rights and Petroleum & Natural Gas licenses (P&NG) which were part of the subsidiaries original purchase agreement.

On November 15, 2005, the Company, and its subsidiary, entered into an agreement to amend a farmout agreement with Signet Energy Inc., a private company, owned by Surge Global Energy, Inc. Under this new amended farmout agreement Signet Energy Inc. as operator, assumed the farmout obligations, including completing, at its expense, the drilling of 10 wells to earn up to a 40% working interest in the Sawn Lake Oil Sands Project.

On November 15, 2005, as part of the settlement of a legal action the Company, and its subsidiary, and Surge, agreed to amend a farmout agreement signed on February 25, 2005, between the Company, and Surge, that had previously been terminated by the Company (disclosed on Form 8-K on September 29, 2005). The amendments to the agreement provided that; (1) all conditions of the farmout agreement will be deemed to have been satisfied on September 25, 2005; (2) the earning period (i.e. the period during which Signet has to drill 10 wells) under the agreement will be extended until February 25, 2008; (3) Signet will have until September 25, 2006 to drill an option well; (4) an additional 6.5 sections of land will be added to the land subject to the agreement; (5) Signet will pay the Company $1,000,000 on November 15, 2005 in satisfaction of the prospect fee outstanding, instead of after drilling the second well as stated in the farmout agreement, and (6) no shares of Surge Global Energy Inc. will be issued to the Company. Instead, the Company or its subsidiaries will receive 7,550,000 common shares of Signet Energy Inc.

The Company currently owns an 80% working interest in 51 contiguous sections of oil sands development leases and 6.5 sections of oil sands permits in the Sawn lake heavy oil area in North Central Alberta. Deep Well has an additional 40% working interest in another 12 sections of oil sands development leases of which Signet has earned 40% from Deep Well.

On November 26, 2007 the Company entered into a settlement with Signet and Andora Energy Corporation and resolved their differences and certain collateral matters. The settlement includes but is not limited to:

a)	The Farmout Agreement dated February 25, 2005, being effectively terminated concurrently with the execution of the settlement in regards to the Settlement Agreement;

b)	Signet being regarded as having earned an 40% working interest in a total of twelve sections;

c)	Signet will reconvey registered title to 57.5 unearned sections of the Farmout Lands, as defined in the Farmout Agreement, back to the Company.

4.	Equipment

				September 30,
	December 31, 2005			2005
		Accumulated	Net Book	Net Book
	Cost	Amortization	Net	Net

Equipment	$2,173	$94	$2,079	$333
Software	268	67	201	269

	$2,441	$161	$2,280	$602

5.	Note and Accrued Interest Payable

The Company has loans outstanding of $43,989 (2005 - $43,160) due on demand bearing interest at 12%, which includes accrued interest payable to December 31, 2005.

6.	Convertible Debenture and Accrued Interest

	December 31,	September 30,
	2005	2005

Convertible debenture and accrued interest	$-	$1,021,463

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

7.	Loan Receivable (Payable) – Related Parties

Accounts payable – related parties of $160,941 (2005 - $224,247) results from directors’ fees and expenses paid for the Company. Accounts payable – related parties are unsecured, non-interest bearing and have no fixed terms of repayment.

The Company has demand loans due from related parties of $45,863 (2005 - $11,604), which bear no interest.

Officers, directors, their families, and their controlled entities, have acquired 5.61% of the Company’s outstanding capital stock.

8.	Loan Payable

Loan payable consists of an amount due to a former director of the Company and a company controlled by the former director. This amount is currently in dispute and is not expected to be repaid. The amount is unsecured, bears no interest and has no fixed terms of repayment.

9.	Share Capital

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

On March 10, 2005, the Company closed on a transaction pursuant to a certain Securities Purchase Agreement (“SPA”), with two accredited investors for an aggregate purchase price of $750,000 pursuant to which the Company sold an aggregate of (i) 1,875,000 shares of the Company’s common stock, par value $0.001 per share, at a purchase price of $0.40 per share, and (ii) 750,000 warrants, of which each of the warrants is exercisable from March 10, 2005 until March 9, 2010, at an exercise price equal to $0.50 per share. The Company issued the aforementioned securities to the investors pursuant to Rule 506 of Regulation D as promulgated under the Securities Act of 1933, as amended, and/or Section 4(2) of the Act. In connection with the SPA, a finder’s fee of $75,000 was paid and 37,500 warrants were issued. The exercise price of the warrants will be adjusted from time to time upon the occurrence of certain events, as provided in the warrants, and as a result of the issuance of common stock on May 25, 2007 and pursuant to the SPA and Form of Warrant dated March 10, 2005 entered into by and among the Company and the investors (the “Warrant Holders”), the Company issued an adjustment to the Warrant Holders and the commission holder of the warrants associated with the finder’s fee. The original warrant dated March 10, 2005 contained a price adjustment if the Company sells, issues or grants additional shares of its common stock at a price per share less than the exercise price. In the event of a price adjustment, the number of shares exercisable under the warrant would also increase. Therefore, the exercise price of the original warrant has been adjusted from $0.50 to $0.40 per common share. The Company has granted the Warrant Holders and the holder of the warrants associated with the finder’s fee new warrants to purchase an additional 196,875 common shares for a total of 984,375 shares of the Company’s common stock at an adjusted exercise price of $0.40 per share under the same terms as the original warrant. The Company entered into a Registration Rights Agreement (“RRA”) with the investors, dated as of March 10, 2005, pursuant to which the Company was obligated to prepare and file a registration statement no later than 45 days after the closing date registering the number of shares of the Company’s common stock which is at least equal to (i) the aggregate number of shares of common stock issued under the SPA plus (ii) 125% of the aggregate number of shares of common stock issuable upon exercise of the warrants. The Company must use its reasonable best efforts to cause the registration statement to become effective as soon as practicable following the filing, but in no event later than 120 days after the closing date. If the registration statement is not filed within 45 days after the closing date or declared effective within the time specified in the preceding paragraph, the Company was required to make payments to the investors equal to 2% of the purchase price and an additional 2% of the purchase price for each subsequent 30-day period as to which the registration statement was not filed or declared effective. Effective on January 22. 2007, the Company entered into a Settlement Agreement and Release of All Claims (the “Settlement Agreement”) with the investors who were in receipt of the above issued shares with respect to allegations made by the investors that the Company had breached the SPA and RRA.

The Settlement Agreement provides, without any party acknowledging any liability, for:

- the amendment of the SPA to delete certain restrictions on the Company’s ability to enter into any future financing;
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

On August 12, 2005, the Company completed a private placement of 500,000 units at a price of $0.40 per unit for $200,000. Each unit consists of one common share and one common share purchase warrant, with each warrant entitling its holder to acquire one share of our common stock at an exercise price of $0.60. The exercise price of the warrants will be adjusted from time to time upon the occurrence of certain events, as provided in the warrants. The warrants expire on August 12, 2008. In addition, on August 12, 2005, pursuant to a Debt Settlement Agreement, one holder of $84,378.40 of the Company’s indebtedness exchanged its debt for 210,946 units at a price of $0.40 per unit. Each unit consists of one common share and one common share purchase warrant with each warrant entitling the holder to acquire one common share of the Company at $0.60 per share. The exercise price of the warrants will be adjusted from time to time upon the occurrence of certain events, as provided in the warrants. The warrants expire on August 12, 2008.

On October 11, 2005, the Company completed a private placement of 3,150,000 units at a price of $0.40 per unit for $1,260,000. Each unit consists of one common share and one common share purchase warrant, with each warrant entitling its holder to acquire one share of our common stock at a price of $0.60 per share. The exercise price of the warrants will be adjusted from time to time upon the occurrence of certain events, as provided in the warrants. The warrants expire on October 11, 2008. In connection with the private placement a finder’s fee of $36,000 was paid.

The warrants outstanding as of December 31, 2005 were 4,648,446. There is no value assigned to these warrants.

10.	Changes in Non-Cash Working Capital

	December 31,	December 31,
	2005	2004

Accounts receivable	$(22,093)	$(10,316)
Prepaid expenses	(48,085)	15,243
Accounts payable	(188,128)	30,445

	$(258,306)	$35,372

11.	Subsequent Events

Sales of Unregistered Securities

On January 13, 2006, the Company completed a private placement of 51,200 units at a price of $1.50 per unit, for $76,800. Each unit consists of one common share and one common share purchase warrant, with each warrant entitling its holder to acquire one share of our common stock at an exercise price of $2.25 per common share. The exercise price of the warrants will be adjusted from time to time upon the occurrence of certain events, as provided in the warrants. The warrants expire on January 13, 2009. In addition, on January 12, 2006, pursuant to a Debt Settlement Agreement, one holder of $38,293 of the Company’s indebtedness exchanged its debt for 21,800 units at a price of $1.50 per unit. Each unit consists of one common share and one common share purchase warrant, with each warrant entitling its holder to acquire one common share of the Company at a price of $2.25. The exercise price of the warrants will be adjusted from time to time upon the occurrence of certain events, as provided in the warrants. The warrants expire on January 13, 2009. In connection with the private placement, a finder’s fee of $7,680 was paid.

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

On May 25, 2007, the Company completed a private placement of 5,000,000 units at a price of $0.40 per unit for $2,000,000. Each unit consists of one common share and one common share purchase warrant, with each warrant entitling its holder to acquire one share of our common stock at a price of $0.60 per share. The exercise price of the warrants will be adjusted from time to time upon the occurrence of certain events, as provided in the warrants. The warrants expire on May 25, 2010. In connection with the private placement a finder’s fee of $150,000 was paid.

One June 22, 2007, the Company completed a private placement of 8,333,333 units at a price of $0.60 per unit for $5,000,000. Each unit consists of one common share and one common share purchase warrant and another twelve one-hundredths common share purchase warrant (“Special Warrant”). Each warrant entitles the holder to purchase one additional common share at a price of $0.90 per common share for a period of three years from the date of closing. Each Special Warrant entitles the holder to purchase a common share at a price of $1.20 for a period of five years from the date of closing. The exercise price of the warrants and the Special Warrants will be adjusted from time to time upon the occurrence of certain events, as provided in the warrants. The warrants expire on June 22, 2010 and the Special Warrants expire June 22, 2012. In connection with the private placement a finder’s fee of $300,000 was paid.

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

12.         Stock Options

On November 28, 2005, the Board of Directors (the “Board”) of Deep Well Oil & Gas, Inc. (the “Company”) adopted the Deep Well Oil & Gas, Inc. Stock Option Plan (the “Plan”). The Plan, which will be administered by the Board, permits options to acquire shares of the Company’s common stock (the “Common Shares”) to be granted to directors, senior officers and employees of the Company and its subsidiaries, as well as certain consultants and other persons providing services to the Company or its subsidiaries.

The maximum number of shares, which may be reserved for issuance under the Plan, may not exceed 10% of the Company’s issued and outstanding Common Shares, subject to adjustment as contemplated by the Plan. The aggregate number of Common Shares with respect to which options may be granted to any one person (together with their associates) in any one year, together will all other incentive plans of the Company, may not exceed 500,000 Common Shares, and in total may not exceed 2% of the total number of Common Shares outstanding.

On November 28, 2005, the Company granted its directors, Donald E.H. Jones and Cyrus Spaulding, options to purchase 375,000 shares each of common stock at an exercise price of $0.71 per share 75,000 vesting immediately and the remaining vesting one-third on June 29, 2006, one-third on June 29, 2007 and one-third on June 29, 2008, with a five-year life.

On November 28, 2005, the Company granted its directors, Horst A. Schmid and Curtis Sparrow, options to purchase 375,000 shares each of common stock at an exercise price of $0.71 per share 175,000 vesting immediately and the remaining vesting one-half on February 6, 2006 and one-half on February 6, 2007, with a five-year life.

On November 28, 2005, the Company granted a director of a subsidiary of the Company, Moses Ling, options to purchase 187,000 shares of common stock at an exercise price of $0.71 per share 37,500 vesting immediately and the remaining vesting one-third on June 6, 2006, one-third on June 6, 2007 and one-third on June 6, 2008, with a five-year life.

On November 28, 2005, the Company granted Trebax Projects Ltd., a corporation providing consulting services to the Company or its subsidiary and wholly owned by a director, options to purchase 390,000 shares of common stock at an exercise price of $0.71 per share vesting one-third on September 1, 2006, one-third on September 1, 2007 and one-third on September 1, 2008, with a five-year life.

On November 28, 2005, the Company granted Portwest Investments Ltd., a corporation providing consulting services to the Company or its subsidiary and wholly owned by a director, options to purchase 390,000 shares of common stock at an exercise price of $0.71 per share vesting one-third on July1, 2006, one-third on July 1, 2007 and one-third on July 1, 2008, with a five-year life.

On November 28, 2005, the Company granted Concorde Consulting, a corporation providing consulting services to the Company or its subsidiary and wholly owned by a director, options to purchase 390,000 shares of common stock at an exercise price of $0.71 per share vesting one-third on July 1, 2006, one-third on July 1, 2007 and one-third on July 1, 2008, with a five-year life.

There were no stock options granted in 2005 and therefore no share based compensation expenses were recorded in 2005. For the period ended December 31, 2005, the Company recorded $217,486 of compensation expense based on its use of the Black Scholes model to estimate the grant-date fair value of these unit option awards. No options were exercised during the period ended December 31, 2005, therefore, the intrinsic value of the options exercised during the period, October 1, 2005 to December 31, 2005 is nil. As of December 31, 2005, there was a total of $559,350 of unrecognized compensation cost related to the non-vested portion of these unit option awards. At December 31, 2005, this cost was expected to recognize over a weighted-average period of 4.91 years. Compensation expense is based upon straight-line amortization of the grant-date fair value over the vesting period of the underlying unit option. Since the Company is a relatively new public company and has minimal trading history, it has used an estimated volatility of approximately 162% for 2006 based on the trading history available.

	Shares Underlying Options Outstanding			Shares Underlying Options Exercisable
Range of Exercise Prices	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price

$0.71 at December 31, 2005	2,857,500	4.91	$0.71	537,500	$0.71

The aggregate intrinsic value of exercisable options as of December 31, 2005 was $317,125.

The Company has used a weighted average risk free rate of 4.32% in its Black Scholes calculation of grant-date fair value, which is based on U.S. Treasury interest rates at the time of the grant whose term is consistent with the expected life of the stock options. Expected life represents the period of time that options are expected to be outstanding and is based on the Company’s best estimate. The following table represents the weighted average assumptions used for the Black Scholes option-pricing model:

December 31, 2005

Average risk-free interest rates	4.32%
Average expected life (in years)	5
Volatility	162%

The following is a summary of stock option activity for the period ended December 31, 2005:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Market Value

Balance, September 30, 2005	–	$–	$–
Options forfeited	–	–	–
Options granted	2,857,500	0.71	1.30
Options exercised	–	–	–

Balance, December 31, 2005	2,857,500	$0.71	$1.30

Exercisable, December 31, 2005	537,500	$0.71	$1.30

The following table summarizes the status of the Company’s non-vested stock options since October 1, 2005:

	Non-Vested Options
	Number of Shares	Weighted Average Exercise Price

Non-vested at October 1, 2005	–	$–
Granted	2,857,500	0.71
Vested	537,500	0.71
Forfeited	–	–

Non-vested at September 30, 2006	2,320,000	$0.71

13.          Commitments

               Compensation to Directors

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

14.          Acquisition

On June 7, 2005, Deep Well completed its acquisition (as more fully described in the Company’s 2005 Annual Report filed on Form 10-K) of Northern Alberta Oil Ltd. by way of a share exchange agreement whereby Deep Well would acquire all the outstanding common shares of Northern by issuing new restricted shares of Deep Well common stock. In addition, Deep Well also has the exclusive option to acquire all of the preferred shares of Northern through a similar share exchange. As consideration Northern shareholders will receive three (3) shares of Deep Well common stock for every one (1) share of Northern common stock and each preferred Northern stockholder will receive thirty (30) shares of Deep Well common stock for every one (1) preferred Northern share held. The Northern preferred shares convert into 12,975,000 Deep Well common shares.

As of April 2007, all the Northern preferred shares have been converted into Deep Well common stock.

15.          Legal Actions

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

IGM seeks an order setting aside the transaction and returning the assets to 979708, compensation in the amount of $15,000,000 Cdn, a declaration of trust declaring that Northern Alberta Oil Ltd. and Deep Well Oil & Gas, Inc., hold all of the assets acquired from 979708 and any property acquired by use of such assets, or confidential information of 979708, in trust for the Plaintiff.

This lawsuit has been stayed pending the out come of the other litigation by IGM against the other defendants. The Company believes the claims are without merit and will vigorously defend them.

Hardie & Kelly vs. Brown et al

On June 2, 2006, Hardie and Kelly, Trustee of the Estate of John Forbes Brown filed against John Forbes Brown, a bankrupt, Diane Lynn McClaflin, 1089144 Alberta Ltd., and Deep Well an Amended Statement of Claim in the Court of Queen's Bench of Alberta Judicial District of Calgary. John Forbes Brown was a former officer and then sub-contractor of Deep Well before and during the time he was assigned into bankruptcy on July 12, 2004. The Plaintiff claims, in addition to other issues unrelated to Deep Well, that John Forbes Brown received 4,812,500 Deep Well shares as a result of his employment in Deep Well and that John Forbes Brown improperly assigned these shares to the numbered company as a ruse entered into on the eve of insolvency by John Forbes Brown in order to facilitate the hiding of assets from his creditors and the trustee of his bankruptcy. The Plaintiff further claims that on August 23, 2004 John Forbes Brown advised the Plaintiff that he in fact owned the above shares and did not disclose this ownership in his filed bankruptcy statement of affairs. The Plaintiff further claims that John Forbes Brown would lodge the said shares with his lawyer until such time as these shares could be transferred to the Plaintiff. The Plaintiff further claims that unbeknownst to them John Forbes Brown surreptitiously removed the shares from his lawyer's office and delivered them to Deep Well so that Deep Well could cancel them. The Plaintiff claims that Deep Well conspired with John Forbes Brown to defraud the creditors of John Forbes Brown by taking receipt and cancelling the said shares. The Plaintiff claims that consideration paid by Deep Well for the said shares was invested in the home owned by John Forbes Brown and his wife. The Plaintiff seeks: (1) an accounting of the proceeds and benefits derived by the dealings of the shares; (2) the home owned by John Forbes Brown and his wife, to be held in trust on behalf of the Plaintiff and an accounting of proceeds related to this trust; (3) damages from the Defendants because of their actions; (4) a judgement for $15,612,645 Cdn; (5) an order to sell John Forbes Brown's home; and (6) interest and costs.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

You should read the following discussion and analysis in conjunction with our Company’s financial statements and related notes. For the purpose of this discussion, unless the context indicates another meaning, the terms the “Company”, “we”, “us” and “our” refer to Deep Well Oil & Gas, Inc. and its subsidiaries. This discussion includes forward-looking statements that reflect our current views with respect to future events and financial performance and that involve risks and uncertainties. Our actual results, performance or achievements could differ materially from those anticipated in the forward-looking statements as a result of certain factors including risks discussed in "Management’s Discussion and Analysis or Plan of Operations – Forward-Looking Statements" below and elsewhere in this report, and under the heading “Risk Factors” in our Annual Report on Form 10-KSB for the year ended September 30, 2005.

Our financial statements and information are reported in U.S. dollars and are prepared based upon US American generally accepted accounting principles.

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

Operations

On February 25, 2005, we entered into a Farmout Agreement with Signet Energy Inc. (“Signet” now known as 1350826 Alberta Ltd., a subsidiary company of Andora Energy Corporation) covering 69.5 sections within the Sawn Lake project. This agreement allowed Signet to earn up to 40% working interest in the farmout lands (50% of our Company’s share). Among other things the agreement called for Signet to drill 10 wells, pay our Company a $2,000,000 prospect fee and grant us 33.33% of the outstanding shares of Surge on the day the agreement was signed. On November 15, 2005, our Company and Signet amended the Farmout Agreement and further agreed to acknowledge the original Farmout Agreement. In accordance with the Farmout Agreement, Signet was to drill 10 wells, based on a rolling option to drill, prior to February 25, 2008, at no cost to our Company, to fully earn its 40% working interest in the project. In addition, our Company owned 7,550,000 common shares of Signet. Under the Farmout Agreement, notice to our Company of Signet’s intent to drill the next option well was due by December 16, 2006, and accordingly, since such notice was not provided, Signet’s right to earn additional interest in the Sawn Lake acreage from our Company had expired. In December 2006, our Company notified Signet that it was disputing Signet earning an additional 12 sections as a result of drilling the second and third wells due to Signet’s failure to properly complete the wells by not conducting the production testing as reasonably required under the Farmout Agreement. The Farmout Agreement stated that the sustained production test must be of sufficient duration to establish to the Farmor’s (therefore Deep Well’s) reasonable satisfaction the initial productivity of the earning well. Signet’s view was that it had earned the 12 sections pursuant to the terms of the Farmout Agreement. These 12 sections were subject to selection in accordance with the provisions of the Farmout Agreement. On November 26, 2007, our Company entered into mediation with Signet and resolved their differences on this and certain collateral matters. The settlement included, but is not limited to:

•	the Farmout Agreement dated February 25, 2005, being effectively terminated concurrently with the execution of the settlement agreement; and
•	Signet being regarded as having earned the two sections on which the option wells were drilled and 4 additional sections as set out in the settlement; and
•	Signet being required to reconvey registered title to 57.5 unearned sections of the Farmout Lands, as defined in the Farmout Agreement, back to our Company; and
•	our Company having the right to retest, at no cost to Signet, the option wells previously drilled.

On April 2, 2008, our Company successfully bid on 1 Petroleum and Natural Gas Rights parcel for a total of 6 sections in the Ochre area covering 3,795 gross acres (1,536 gross hectares) with a working interest of 100%, increasing our land holdings in the Peace River area by 8%. Our Company currently owns an 80% working interest in 51 contiguous sections of oil sands development leases, a 40% working interest in an additional 12 sections of oil sands development leases, an 80% working interest in 6.5 sections of oil sands permits and a 100% working interest in the recently acquired 6 sections of a Petroleum and Natural Gas License in the Sawn Lake heavy oil area in North Central Alberta, bringing our total land holdings to 75.5 sections covering 47,759 gross acres or 19,328 gross hectares.

Plan of Operations over the next 12 Months

Our Company’s current and near term development plan is to use the funds recently acquired to execute our Company’s plan of development for the Sawn Lake Project. The first stage of the plan will include updated well evaluation testing and project re-analysis and engineering study. To accomplish this, our Company recently purchased and interpreted seismic data for certain sections of the Sawn Lake project. This recent seismic acquisition and reprocessing is in addition to and focuses on different areas than the seismic previously acquired and reprocessed by Signet, the results of which, and in addition to the aeromagnetic data, is now available to our Company by virtue of the November 26, 2007 settlement with Signet. Based on this newly acquired data log analyses and information obtained from external public resources, our Company’s exploration team selected 6 locations to be drilled over the next 12 months. Our Company has completed surveying of these 6 locations along with their respective environmental field reports. On September 10, 2008, the Energy Resources Conservation Board granted us 6 well licences and our Company has secured a drilling contract with Precision Drilling. We plan to drill the first well on or about November 1, 2008, weathering permitting. Our Company expects to drill and production test 6 wells and possibly an optional 7th well over the next 12 months. To assist in defining the Sawn Lake project these 6 locations have been selected to evaluate more of the reservoir than previously drilled under the Farmout Agreement. As operator for these leases, our Company will also test to its satisfaction the wells for cold flow capability. Currently our Company, as operator, is re-testing the first well drilled in September 2005 under our former Farmout Agreement. The focus of our Company’s drilling program is to further define the heavy oil reservoir to establish reserves and to determine the best technology under which oil can be produced from the Sawn Lake project in order to initiate production to generate an early positive cash flow.

Reorganization and Raising Capital

On February 19, 2003, our Company filed a Petition for Relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court in and for the Eastern District of New York titled In re: Allied Devices Corporation, et al., Chapter 11, Case No. 03-80962-511 “the Bankruptcy Action”. On September 10, 2003, after notice to all creditors and a formal hearing, U.S. Bankruptcy Judge Melanie L. Cyganowski issued an “Order Confirming Liquidating Plan of Reorganization” in the Bankruptcy Action. In conjunction with that Bankruptcy Order, our Company’s liabilities, among other things, were paid off and extinguished.

During the fiscal years 2005, 2006 and 2007, we financed our business operations through a loan, private offerings of our common stock and the exercise of certain warrants realizing gross proceeds of $9,570,800. In these offerings we sold units comprised of common stock and warrants to purchase additional common stock and as a result we had an aggregate of 15,752,841 outstanding warrants from these offerings with exercise prices ranging from $0.40 to $2.25, as at September 30, 2007. If all of the warrants sold in the offerings are exercised per their terms, we may realize aggregate proceeds of approximately $12,595,559. However, the warrant holders have complete discretion as to when or if the warrants are exercised before they expire and we cannot guarantee that the warrant holders will exercise any of the warrants.

On August 14, 2008 our Company successfully raised $5,000,000 through a private placement offering for 10,638,297 common shares of our Company to one investor and secured an additional $5,000,000 for additional common shares of our Company which is expected to close on October 31, 2008 with the same investor. With this private placement our Company has the funds anticipated to complete its near term business plan. For our long term operations we anticipate that, amongst other options, we will raise funds during the next twenty-four months through private placements of our common stock under exemptions from the registration requirements provided by Canadian, United States and state and provincial securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. We also note that if we issue more shares of our common stock, our stockholders may experience dilution in the percentage of their ownership of common stock. We may not be able to raise sufficient funding from stock sales for long term operations and if so, we may be forced to delay our business plans until adequate funding is obtained. We believe debt financing will not be an alternative for funding in the exploration stage of our Company due to the risky nature of business. The lack of tangible assets places debt financing for our Company beyond the credit-worthiness required by most lenders.

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

Mr. Cyrus James Spaulding was an independent contractor under his consulting company, Trebax Projects Ltd. (“Trebax”). He resigned from his position as Chief Operating Officer of our Company, effective September 21, 2007. As of the effective date Trebax’s existing consulting agreement has been terminated.

Effective September 20, 2007, our Company entered into a Consulting Agreement with R.N. Dell Energy Ltd. whose primary consultant is Mr. Edward A. Howard, to assist our Company in the further exploitation and development of Deep Well’s Sawn Lake project. Mr. Howard is a Geologist and Palynologist with over 40 years of heavy oil experience. Most recently Mr. Howard was Vice President of Exploration and Development for Signet (recently acquired by Andora). Signet was the Farmee which had the right to earn acreage from Deep Well. Signet’s rights under the Farmout Agreement to drill to earn more acreage, has since expired and as of November 26, 2007, the Farmout Agreement has been terminated. At Signet Mr. Howard was responsible for the planning and execution of the Sawn Lake drilling program. Mr. Howard has also worked with several companies in the heavy oil sector including Sceptre Resources (since taken over by CNRL) at their Tangleflags field and Shell Canada at their Peace River Project. Mr. Howard was credited with the discovery and early development of the first successful Steam Assisted Gravity Drainage (“SAGD”) heavy oil extraction project for Sceptre at the Tangleflags field. While at Shell from 1967 to 1977 Mr. Howard was instrumental in developing Shell’s Peace River strategy from the early inception through to the pilot plant stage. This project continues to be one of the most successful in situ oil sands producers. Also, Mr. Howard has implemented noteworthy Cyclical Stream Simulation (“CSS”) projects in Alberta. Some of these projects have proven to increase recovery rates between/from 50% - 60%. Mr. Howard’s extensive experience with the primary and secondary recovery of heavy oil as well as his direct knowledge of the Peace River oil sands area, specifically the Sawn Lake project, will be of great benefit to Deep Well.

Effective October 15, 2007, our Company entered into a Consulting Agreement with Picoplat Consulting Inc. whose primary consultant is Mr. Ferdinand Brathwaite, to assist our Company in the exploitation and development of Deep Well’s Sawn Lake project. Mr. Brathwaite is an Engineering Technologist with substantial knowledge and expertise related to oil and gas recovery in the Western Sedimentary Basin. He was previously employed by HBOG as an engineering technologist and by Royal Bank’s Global Energy And Minerals Group performing economic evaluations for both Canadian and U.S. oil and gas properties. He switched careers and managed a small computer business before returning to the oil and gas sector under contract with Encana Gas Storage Unit’s New Ventures Group in the search for gas storage reservoirs in the U.S. Subsequent to the sale of Encana’s Gas Storage Unit Mr. Brathwaite consulted with Signet in the development department.

Off-Balance Sheet Arrangements

Our Company does not have any off-balance sheet arrangements.

Forward-Looking Statements

This quarterly report on Form 10-QSB, including all referenced exhibits, contains “forward-looking statements” within the meaning of the United States federal securities laws. The words "may," "believe," "will," "anticipate," "expect," "estimate," "project," "future," and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. The forward-looking statements in this quarterly report on Form 10-QSB include, among others, statements with respect to:

• our current business strategy;
• our projected sources and uses of cash;
• our plan for future development and operations;
• our drilling and testing plans;
• our private placement expected to be completed in October 2008;
• the sufficiency of our capital in order to execute our business plan;
• reserve and resource estimates; and
• the timing and sources of our future funding.

Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause the actual results to differ materially from the anticipated future results expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those set forward in the forward-looking statements include, but are not limited to:

• changes in general business or economic conditions;
• changes in legislation or regulation that affect our business;
• our ability to obtain necessary regulatory approvals and permits;
• opposition to our regulatory requests by various third parties;
• actions of aboriginals, environmental activists and other industrial disturbances;
• availability of labor or materials or increases in their costs;
• the availability of sufficient capital to finance our business plans on terms satisfactory to us;
• adverse weather conditions and natural disasters;
• risks associated with increased insurance costs or unavailability of adequate coverage;
• volatility of oil and natural gas prices;
• competition;
• changes in labor, equipment and capital costs;
• future acquisitions or strategic partnerships;
• the risks and costs inherent in litigation;
• imprecision in estimates of reserves, resources and recoverable quantities of oil and natural gas;
• product supply and demand;
• fluctuations in currency and interest rates;
• the risk that our currently proposed private placement will not be completed on a timely basis or at all.
•  the additional risks and uncertainties, many of which are beyond our control, referred to elsewhere in this Form 10-QSB, in our Form 10-KSB for the year ended September 30, 2005, and in our other SEC filings.

Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-KSB, 10-QSB and 8-K should be consulted.

ITEM 3. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of our fiscal quarter ended December 31, 2005, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as amended, was carried out by our management with the participation of our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that as of the end of the reported quarter, our disclosure controls and procedures were not effective enough to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the fiscal quarter ended December 31, 2005 we continued to implement our formalization and centralization of the accounts payable functions and multi-currency accounting software.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Deep Well Oil & Gas, Inc. vs. Surge Global Energy, Inc. – RESOLVED

On October 13, 2005, Surge filed against us with a Notice of Motion filed in the Court of Queen’s Bench of Alberta Judicial District of Calgary. The motion among other things, requested a declaration from us that Signet has complied with their obligations under a particular Farmout Agreement and a declaration that Signet has earned 50% of our interest in lands located at LSD 01-36-091-13-W5M.

On October 14, 2005, we served Surge with a lawsuit issued in the Court of Queen’s Bench of Alberta Judicial District of Calgary. The lawsuit among other things, seeks: a declaration that the Farmout Agreement has been terminated, an order requesting Signet to reconvey to us title documents as defined in the Farmout Agreement, a declaration that Signet has failed to spud a test well pursuant to the terms of the Farmout Agreement, an order preventing Signet from entering the Farmout lands pending resolution to the lawsuit and other various declaratory and injunctive relief, including damages of $1,000,000 Cdn for trespass and punitive damages of $250,000 Cdn.

On October 21, 2005, our Company and Surge agreed to a consent order in the Court of Queen’s Bench of Alberta Judicial District of Calgary whereby both parties agreed to consolidate their actions. The consolidated action would continue under our action and would be tried at the same time.

On November 15, 2005, as part of a restructuring of Signet, both parties mutually agreed to dismiss their lawsuits against each other. The dismissals were part of the Farmout Amending and Farmout Acknowledgement Agreements entered into by our Company and Surge. The Farmout Amendment and Acknowledgement Agreement were agreed to upon Signet receiving a private placement for $8,550,000 Cdn in a convertible debenture and the modification of the February 25, 2005 Farmout Agreement. The significant amendments were: 1.) Extend the earning period to February 25, 2008; 2.) Extend the date for which Signet can spud an option well to September 25, 2006; 3.) Recalculate the payment of the 2nd portion of the prospect fee, being $1,000,000 to be paid by Signet to Northern and Deep Well Alberta and omit the conditions under which the $1,000,000 was paid; 4.) Signet to issue to Northern and Deep Well Alberta 7,550,000 of its common shares giving our Company a beneficial interest in the Farmee of 31.47% before Signet issues shares under the private placement financing and 22.7% if the convertible debenture is converted on a fully diluted basis, and 5.) Our Company give up its right to acquire shares in Surge US.

I.G.M. Resources Corp. vs. Deep Well Oil & Gas, Inc. et al

On March 10, 2005 I.G.M. Resources Corp. (hereinafter referred to as “IGM”) filed against Classic, 979708 Alberta Ltd. (hereinafter referred to as “979708”), Deep Well, Nearshore, Steven P. Gawne, Rebekah Gawne, Gawne Family Trust, 1089144 Alberta Ltd., John F. Brown, Diane Lynn McClaflin, Cassandra Doreen Brown, Elissa Alexandra Brown, Brown Family Trust, Priority Exploration Ltd., Northern and Gordon Skulmoski a Statement of Claim in the Court of Queen’s Bench of Alberta Judicial District of Calgary. This suit is part of a series of lawsuits or actions undertaken by IGM against some of the other above-named defendants.

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

IGM seeks an order setting aside the transaction and returning the assets to 979708, compensation in the amount of $15,000,000 Cdn, and a declaration of trust declaring that Classic, Northern and Deep Well Alberta hold all of the assets acquired from 979708 and any property acquired by use of such assets or confidential information of 979708, in trust for the Plaintiff.

This lawsuit has been stayed pending the outcome of the other litigation by IGM against the other defendants. We believe the claims and demands against us are without merit and will vigorously defend against them.

Hardie & Kelly vs. Brown et al

On June 2, 2006, Hardie and Kelly, Trustee of the Estate of John Forbes Brown, filed against John Forbes Brown, a bankrupt, Diane Lynn McClaflin, 1089144 Alberta Ltd., and Deep Well with an Amended Statement of Claim filed in the Court of Queen’s Bench of Alberta Judicial District of Calgary. John Forbes Brown was a former officer and then sub-contractor of Deep Well before and at the time he was assigned into bankruptcy on into July 12, 2004. The Plaintiff claims, in addition to other issues unrelated to Deep Well, that John Forbes Brown received 4,812,500 Deep Well shares as a result of his employment in Deep Well and that John Forbes Brown improperly assigned these shares to the numbered company as a ruse entered into on the eve of insolvency by John Forbes Brown in order to facilitate the hiding of assets from his creditors and the trustee of his bankruptcy. The Plaintiff further claims that on August 23, 2004, John Forbes Brown advised the Plaintiff that he in fact owned the above shares and did not disclose this ownership in his filed bankruptcy statement of affairs. The Plaintiff further claims that John Forbes Brown would lodge the said shares with his lawyer until such time as these shares could be transferred to the Plaintiff. The Plaintiff further claims that unbeknownst to them John Forbes Brown surreptitiously removed the shares from his lawyer’s office and delivered them to Deep Well so that Deep Well could cancel them. The Plaintiff claims that Deep Well conspired with John Forbes Brown to defraud the creditors of John Forbes Brown by taking receipt and canceling the said shares. The Plaintiff claims that consideration paid by Deep Well for the said shares was invested in the home owned by John Forbes Brown and his wife. The Plaintiff seeks: 1.) An accounting of the proceeds and benefits derived by the dealings of the shares; 2.) The home owned by John Forbes Brown and his wife, to be held in trust on behalf of the Plaintiff and an accounting of proceeds related to this trust; 3.) Damages from the Defendants because of their actions; 4.) A judgment for $15,612,645 Cdn; 5.) An order to sell John Forbes Brown’s home, and 6.) Interest and costs.

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

Star Capital Inc. vs. Deep Well Oil & Gas, Inc. et al – RESOLVED

On December 21, 2006, Deep Well, Deep Well Alberta and some of the directors of our Company in addition to other individuals were served with an Originating Notice of Motion, filed in the Court of Queen’s Bench of Alberta Judicial District of Calgary, by Star Capital Inc. whereby the Applicant claims that the Respondents: 1.) Failed to provide shareholders with proper or any notice of Annual General Meetings, special meeting of shareholders, or both; 2.) Failed to hold Annual General Meetings in accordance with the provisions of the Alberta Business Corporations Act or, in the alternative, with the Nevada Revised Statutes; 3.) Failed to appoint qualified auditors in accordance with the provisions of the Alberta Business Corporations Act or, in the alternative, the Nevada Revised Statutes; 4.) Failed to prepare and file audited financial statements in accordance with the provisions of the Alberta Business Corporations Act and the Alberta Securities Act or, in the alternative, the Nevada Revised Statutes; 5.) Paid management fees in relation to either or both of Deep Well or Deep Well Alberta to directors, officers and third parties, including the individual Respondents themselves that are unreasonable, oppressive and have been granted without proper regard for the interests of shareholders; 6.) In the case of the individual Respondents, engaged in wrongful self-dealing that is oppressive, prejudicial to, and unfairly disregards the interests of, shareholders; 7.) Issued capital stock of Deep Well and instruments for the future purchase of such capital stock in a manner that is oppressive, unfairly prejudicial to, and unfairly disregards the interests of shareholders; 8.) Failed to disclose or failing to disclose in a timely manner material information to the shareholders and the public, including but not limited to, the fact of the transfer of assets from Deep Well to Deep Well Alberta and the existence of encumbrances of the oil sands assets such as gross overriding royalties held by the Respondents Gary Tighe and Steve Gawne, which distorts the public market in the securities of the corporate Respondents and is otherwise oppressive, unfairly prejudicial to, and unfairly disregards the interests of shareholders, including the Applicant; and 9.) Utilized majority shareholder approval for various transactions, including the appointment of directors, without calling annual or special meetings of shareholders, in a manner which is oppressive, unfairly prejudicial and unfairly disregards the minority shareholders and which is otherwise a breach of the fiduciary duties owed by the directors and officers to the corporations and to the minority shareholders.

On September 7, 2007, the claims of Star Capital Inc. against our Company were dismissed in their entirety pursuant to an Order granted by the court. Star Capital Inc.’s claims were originally filed with the Court of Queen’s Bench of Alberta Judicial District of Calgary pursuant to an Originating Notice of Motion which was filed on December 21, 2006, and an Amended Originating Notice which was filed on March 29, 2007 against Deep Well, Deep Well Alberta, Northern and some of the directors of Deep Well and its subsidiaries in addition to other individuals as set out in its Amended Originating Notice. An Amending Agreement and Mutual General Release were later implemented by the parties. Subsequent to the Amending Agreement and Mutual General Release, Star Capital Inc. filed an additional Originating Notice of Motion on February 26, 2008. The settlement of this further claim was completed in March of 2008, whereby the parties agreed upon a Full and Final Mutual Release.

Signet Energy, Inc. vs. Deep Well Oil & Gas, Inc., Northern Alberta Oil Ltd., Deep Well Oil & Gas (Alberta) Ltd. – RESOLVED

On June 1, 2007, Signet filed a Statement of Claim in the Court of Queen’s Bench of Alberta Judicial District of Calgary against our Company. The plaintiff claims that the defendants must pay all rentals and other payments required to maintain the farmout lands under the Farmout Agreement in good standing. The plaintiff further claims that they paid all rentals and other amounts required to maintain the farmout lands in good standing on behalf of the defendants and invoiced the defendants for the rental amounts and that the defendants refused or neglected to reimburse their proportionate share of the rental amounts and therefore the defendants have been enriched to the detriment of the plaintiff by the payment of the rental amounts. The plaintiff seeks: 1.) Payment in full of $63,269.12 in Canadian funds for the rental amounts owed; 2.) Interest; 3.) Costs of the action; and 4.) Such further and other relief as the court deems just.

On June 25, 2007, our Company served Signet with a Statement of Defence and Counterclaim issued in the Court of Queen’s Bench of Alberta Judicial District of Calgary. The defendants state in their defence that: 1.) Any and all such expenditures are required to be approved in advance; 2.) No such approval was given and that the plaintiff has failed to properly account to the defendants for all such expenditures made; 3.) The amount for which the plaintiff is entitled to reimbursement is approximately $40,000 in Canadian funds; and 4.) If the plaintiff is indebted to the defendants in an amount in excess of the amount claimed by the plaintiff then the defendants are entitled to set off against any amounts that may be owed to the plaintiff. The defendants by counterclaim seek: 1.) The proportionate share of fees and expenses incurred in preserving, protecting and advancing the rights of the parties to the farmout lands totaling $101,000 in Canadian funds; 2.) A declaration that the plaintiffs are entitled to set off the amount of any judgment in favor of the defendant by counterclaim against the amounts found to be owing to them; 3.) A declaration that the Farmout Agreement be terminated; 4.) Interest; 5.) Such further and other relief as the court deems just; and 6.) Costs of the action.

On November 26, 2007, our Company entered into mediation with Signet and agreed to jointly discontinue and release the other with respect to the foregoing claims. The settlement includes but is not limited to:

•	the Farmout Agreement dated February 25, 2005, being effectively terminated concurrently with the execution of the Settlement agreement;
•	Signet being regarded as having earned the two sections on which the option wells were drilled and 4 additional sections as set out in the Settlement;
•	Signet being required to reconvey registered title to 57.5 unearned sections of the Farmout Lands, as defined in the Farmout Agreement, back to our Company; and
•	our Company having the right to retest, at no cost to Signet, the option wells previously drilled.

Deep Well Oil & Gas, Inc. vs. Tamm Oil and Gas Corp.

On April 4, 2008, our Company commenced a lawsuit in the United States District Court for the District of Nevada against Tamm Oil and Gas Corp. (hereinafter referred to as “Tamm”) after attempting to clarify Tamm’s position and rectify Tamm’s violations. Our Company alleges that: Tamm engaged in an unlawful tender offer for our Company’s shares, violated United States federal and Nevada state law in connection with the tender offer, Tamm’s public statements about our Company and activities related to our Company and our operations are false and misleading, and Tamm’s statements of purported ownership of our shares of common stock are false and misleading. On August 22, 2008, our Company filed a First Amended Complaint in the lawsuit adding additional parties as defendants and asserting a civil conspiracy claim. Our Company seeks:

1.)	injunctive relief to include and not be limited to a permanent injunction:
a.)
that defendants issue appropriate disclosures and retract false and misleading statements concerning Deep Well in their prior representations through SEC filings, press releases, and all other appropriate means;

b.)
prohibit defendants from exercising the voting rights or any other rights granted through ownership of Deep Well shares on any shares acquired pursuant to their unlawful tender offer(s) for Deep Well shares, attempting otherwise to influence or control Deep Well or its management;

c.)	prohibit defendants from transferring their Deep Well shares and/or accepting transfer of any Deep Well shares acquired through their tender offer(s) for Deep Well shares;
d.)	prohibit defendants from acquiring any additional Deep Well shares and/or taking any other actions in furtherance of their tender offer(s) for Deep Well shares;
e.)	probihit defendants from further conducting the tender offer alleged in the First Amended Complaint;
f.)
prohibit defendants from issuing any false, misleading or derogatory statements about Deep Well, relating to its investments in Deep Well, relating to its acquisition of Deep Well shares or relating to its control of any Deep Well assets;

g.)
requiring that the transactions through which defendants acquired Deep Well shares pursuant to the tender offer(s) for Deep Well shares be completely rescinded and unwound and that any transfers made pursuant to those acquisitions be reversed;

h.)	requiring defendants to comply with legal requirements in the making of any future tender offer or otherwise acquiring Deep Well shares;

2.)	for damages and/or treble damages in an amount to be established at trial;

3.)	for attorneys’ fees and costs; and

4.)	for all such other further relief as the Court deems just and equitable.

Northern Alberta Oil Ltd. vs. 1132559 Alberta Ltd.

On June 27, 2008, our subsidiary Company Northern Alberta Oil Ltd. filed a Statement of Claim in the Court of Queen’s Bench of Alberta Judicial District of Edmonton against 1132559 Alberta Ltd. (hereinafter referred to as “113”). On September 5, 2008 Tamm Oil and Gas Corporation announced that it had purportedly completed an agreement to acquire 113. The plaintiff claims that the defendants have not paid their share of the incurred operating costs for the Sawn Lake project. The plaintiff further claims that they paid the operating expenses required on behalf of the defendants and invoiced the defendants for the amounts and that the defendants refused or neglected to reimburse their proportionate share of the operating costs. The plaintiff seeks: 1.) Payment in full of $74,470.71 in Canadian funds for the amounts invoiced to the defendants; 2.) Interest pursuant to section 106 of the PASC 1996 Accounting Procedure; and 3.) Costs of the action.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

On October 11, 2005, pursuant to subscription agreements, our Company closed a private placement to three investors of an aggregate of 3,150,000 units at a price of $0.40 per unit, for total gross proceeds of $1,260,000. $250,000 of the gross proceeds from this private placement was received before the September 30, 2005 year end to which it appeared on our financial statements under “Capital Stock Subscriptions Received”, however, since the subscription was not accepted by the year end, no shares were issued until October 11, 2005, therefore the number of issued and outstanding shares did not change. Each unit consisted of one common share and one common share purchase warrant, with each warrant entitling its holder to acquire one share of our common stock at an exercise price of $0.60 per common share. The exercise price of the warrants will be adjusted from time to time upon the occurrence of certain events, as provided in the warrants. The warrants expire on October 11, 2008. In connection with the private placement a finder’s fee of $36,000 was paid, resulting in total net proceeds to our Company from the private placement of $1,224,000. The units were issued pursuant to Regulation S under the Securities Act of 1933, as amended.

On January 13, 2006, pursuant to subscription agreements, our Company closed a private placement to three investors of an aggregate of 51,200 units at a price of $1.50 per unit, for total gross proceeds of $76,800. Each unit consisted of one common share and one common share purchase warrant, with each warrant entitling its holder to acquire one share of our common stock at an exercise price of $2.25 per common share. The exercise price of the warrants will be adjusted from time to time upon the occurrence of certain events, as provided in the warrants. The warrants expire on January 13, 2009. The units were issued pursuant to Regulation S under the Securities Act of 1933, as amended. In addition, on January 13, 2006, pursuant to a Debt Settlement Agreement, one holder of $38,293 of our indebtedness exchanged its indebtedness for 21,800 units at a deemed exchange price of $1.50 per unit. Each unit consisted of one common share and one common share purchase warrant, with each warrant entitling its holder to acquire one common share of Deep Well at an exercise price of $2.25. The exercise price of the warrants will be adjusted from time to time upon the occurrence of certain events, as provided in the warrants. The warrants expire on January 13, 2009. In connection with the private placement a finder’s fee of $7,680 was paid, resulting in total net proceeds to our Company from the private placement of $69,120. The units were issued pursuant to Regulation S under the Securities Act of 1933, as amended.

On February 23, 2006, pursuant to an exercised option agreement our Company entered into on June 7, 2005, our Company issued 4,707,750 Deep Well common shares in exchange for 156,925 of the outstanding preferred shares of Northern. The common shares were issued pursuant to Section 4(2) of the 1933 Act.

On June 13, 2006 further pursuant to an exercised option agreement our Company entered into on June 7, 2005, our Company issued 2,867,250 Deep Well common shares in exchange for 95,575 of the outstanding preferred shares of Northern. The common shares were issued pursuant to Section 4(2) of the 1933 Act.

On July 28, 2006 a warrant holder of our Company acquired 100,000 common shares upon exercising warrants at an exercise price of $0.60 per common share for total gross proceeds to our Company of $60,000. The common shares were issued pursuant to Section 4(2) of the 1933 Act.

On September 11, 2006 a warrant holder of our Company acquired 50,000 common shares upon exercising warrants at an exercise price of $0.60 per common share for total gross proceeds to our Company of $30,000. The common shares were issued pursuant to Section 4(2) under the 1933 Act.

On April 4, 2007 further pursuant to an exercised option agreement our Company entered into on June 7, 2005, our Company issued 180,000 Deep Well common shares in exchange for 5,400,000 of the outstanding preferred shares of Northern. The common shares were issued pursuant to Section 4(2) of the 1933 Act. As a result of the February 23, 2006, June 13, 2006 and the April 4, 2007 exercised option agreements stated above, Northern became a 100% wholly owned subsidiary of our Company. As of April 4, 2007 all of the holders of such preferred shares of Northern have exercised their options in exchange for restricted shares of common stock of Deep Well. In accordance with the terms and conditions of the Agreements, Deep Well has now completed the acquisition of 100% of the preferred shares of Northern in exchange for 12,975,000 shares of common stock of Deep Well. The shares of common stock of Deep Well issued in exchange for the Northern preferred shares were issued pursuant to Section 4(2) of the 1933 Act.

On May 25, 2007 pursuant to subscription agreements, our Company completed a private placement of 5,000,000 units at a price of $0.40 per unit for gross proceeds of $2,000,000. Each unit consisted of one common share and one common share purchase warrant, with each warrant entitling its holder to acquire one share of our common stock at a price of $0.60 per share. The exercise price of the warrants will be adjusted from time to time upon the occurrence of certain events, as provided in the warrants. The warrants expire on May 25, 2010. In connection with the private placement a finder's fee of $150,000 was paid. The units were issued pursuant to Regulation S under the Securities Act of 1933, as amended.

On June 22, 2007 pursuant to subscription agreements, our Company completed a private placement of 8,333,333 units at a price of $0.60 per unit for $5,000,000. Each unit consisted of one common share and one common share purchase warrant and another twelve one-hundredths common share purchase warrant ("Special Warrant"). Each warrant entitles the holder to purchase one additional common share at a price of $0.90 per common share for a period of three years from the date of closing. Each Special Warrant entitles the holder to purchase a common share at a price of $1.20 for a period of five years from the date of closing. The exercise price of the warrants and the Special Warrants will be adjusted from time to time upon the occurrence of certain events, as provided in the warrants and Special Warrants. The warrants expire on June 22, 2010 and the Special Warrants expire on June 22, 2012. In connection with the private placement a finder's fee of $300,000 was paid. The units were issued pursuant to Regulation S under the Securities Act of 1933, as amended.

On July 11, 2007 pursuant to subscription agreements, our Company completed a private placement of 323,333 units at a price of $0.60 per unit for $194,000. Each unit consisted of one common share and one common share purchase warrant and another twelve one-hundredths common share purchase warrant (“Special Warrant”). Each warrant entitles the holder to purchase one additional common share at a price of $0.90 per common share for a period of three years from the date of closing. Each Special Warrant entitles the holder to purchase a common share at a price of $1.20 for a period of five years from the date of closing. The exercise price of the warrants and the Special Warrants will be adjusted from time to time upon the occurrence of certain events, as provided in the warrants and Special Warrants. The warrants expire on July 11, 2010 and the Special Warrants expire on 11, 2012. In connection with the private placement a finder’s fee of $9,700 was paid. The units were issued pursuant to Regulation S under the Securities Act of 1933, as amended.

In September 2007, our Company issued an adjustment to three existing warrant holders. The original warrants dated March 10, 2005, contained a price adjustment in the event that our Company sold, issued or granted additional shares of its common stock at a price per share less than the exercise price of the warrant. In the event of a price adjustment, the number of shares exercisable under the warrant would also increase. Therefore, the exercise price of the original warrant has been adjusted from $0.50 to $0.40 per common share. Our Company has granted the warrant holders new warrants to purchase an additional 196,875 common shares for a total of 984,375 shares of our Company's common stock at an adjusted exercise price of $0.40 per share under the same terms as the original warrant. The warrants were issued pursuant to Section 4(2) of the 1933 Act.

On August 14, 2008 pursuant to a subscription agreement, our Company completed a private placement (the “First Tranche”) to one investor for an aggregate of 10,638,297 units at a price of $0.47 per unit, for total gross proceeds of $5,000,000. Each unit is comprised of one common share, one common share purchase warrant (“Whole Warrant”) and 0.188000015 of one common share purchase warrant (“Additional Fractional Warrant”). Each Whole Warrant entitles the holder to purchase one common share at a price of $0.71 per common share for a period of three years from the date of closing. Each Additional Fractional Warrant entitles the holder to purchase 0.188000015 of one common share at a price of $0.95 for a period of three years from the date of closing. The Whole Warrants and the Additional Fractional Warrants expire on August 14, 2011. The units were issued pursuant to Regulation S under the Securities Act of 1933, as amended. In connection with the First Tranche, the same investor has agreed to purchase additional securities of our Company (the “Second Tranche”) for gross proceeds of another $5,000,000. Such securities are expected to consist of units that will be substantially similar to the Units above, except that the purchase price of the securities to be issued in the Second Tranche is expected to be the lesser of (i) $0.75 per unit and (ii) the 30-day volume weighted average closing trading price of our common shares, measured as of the close of trading on October 30, 2008, less a 10% discount provided that the purchase price for such securities shall not be less than $0.40 per unit. Each full warrant issued as part of the Second Tranche is expected to be exercisable at a price that is 1.5 times the price at which the units will be issued in the Second Tranche, and each additional fractional warrant is expected to be exercisable at a price per whole Common Share that is 2 times the price at which the units will be issued in the Second Tranche.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

(a)  Information Required To Be Disclosed In A Report On Form 8-K, But Not Reported

Deep Well reported all information that was required to be disclosed during the first quarter of the fiscal year covered by this Form 10-QSB in a subsequent report on Form 10-KSB. Subsequent events not reported on Form 8-K during the first quarter of the fiscal year covered by this Form 10-QSB but reported in subsequent report on Form 10-KSB are as follows:

Subsequent Events Not Reported on Form 8-K during this quarter covered by this report

On October 14, 2005, our Company served Surge with a lawsuit issued in the Court of Queen’s Bench of Alberta Judicial District of Calgary. The lawsuit among other things, seeks a declaration that the Farmout Agreement has been terminated, an order requesting Signet to reconvey to us title documents as defined in the Farmout Agreement, a declaration that Signet has failed to spud a test well pursuant to the terms of the Farmout Agreement, an order preventing Signet from entering the Farmout lands pending resolution to the lawsuit as well as other various declaratory and injunctive relief, including damages of $1,000,000 Cdn for trespass, and punitive damages of $250,000 Cdn.

On October 21, 2005, our Company and Surge agreed to a consent order in the Court of Queen’s Bench of Alberta Judicial District of Calgary whereby both parties agreed to consolidate their actions. The consolidated action would continue under our Company’s action and would be tried at the same time.

On November 15, 2005, as part of a restructuring of Signet, both parties mutually agreed to dismiss their lawsuits against each other. The dismissals were part of the Farmout Amending and Farmout Acknowledgement Agreements entered into by our Company and Surge. The Farmout Amendment and Acknowledgement Agreement agreed upon Signet receiving a private placement for $8,550,000 Cdn in a convertible debenture and modify the February 25, 2005 Farmout Agreement. The significant amendments were to: 1.) Extend the earning period to February 25, 2008; 2.) Extend the date for which Signet can spud an option well to September 25, 2006; 3.) Recalculate the payment of the 2nd portion of the prospect fee, being $1,000,000 to be paid by Signet to Northern and Deep Well Alberta and omit the conditions under which the $1,000,000 was paid; 4.) Have Signet issue to Northern and Deep Well Alberta 7,550,000 of its common shares giving us a beneficial interest in the Farmee of 31.47% before Signet issued shares under the private placement financing, and 22.7% if the convertible debenture is converted on a fully diluted basis; and 5.) Have our Company give up its right to acquire shares in Surge US.

On November 15, 2005, our Company's subsidiary received an additional 6.5 sections which consisted of oil sand permit rights and Petroleum & National Gas licenses (P&NG) covering 1,664 gross hectares (4,112 gross acres). This was an outstanding transfer related to the June 7, 2005 acquisition of Northern Alberta Oil Ltd., therefore no further compensation was paid for these rights.

On November 28, 2005, the Board of Directors of Deep Well adopted the Deep Well Oil & Gas, Inc. Stock Option Plan. The Stock Option Plan permits options to acquire shares of Deep Well’s common stock to be granted to directors, senior officers and employees of our Company, as well as certain consultants and other persons providing services to our Company. This Stock Option Plan was adopted to provide an incentive to the retention of directors, officers and employees as well as consultants our Company may wish to retain in the future. The maximum number of common shares that may be reserved for issuance under the Stock Option Plan may not exceed 10% of our Company’s issued and outstanding common shares, subject to adjustment as contemplated by the Stock Option Plan. The aggregate number of common shares with respect to which options may be granted to any one person (together with their associates) in any one year, together with all other incentive plans of our Company, may not exceed 500,000 common shares and in total may not exceed 2% of the total number of common shares outstanding. On November 28, 2005, the Board granted 375,000 options to acquire common shares to each director of Deep Well and granted 187,500 options to acquire common shares to a director of a subsidiary of Deep Well. The exercise price of such options is $0.71 per share. In each case, the vesting of such director options will occur only if the holder of the options continues to provide services to us during the immediate annual period preceding the relevant vesting date. The options will terminate at the close of business five years from the date of grant. In addition, on November 28, 2005, the Board granted 390,000 options to acquire common shares to certain corporations providing consulting services to us. Each such consultant is wholly owned by a director of our Company. The exercise price of such options is $0.71 per share. In each case, the vesting of such consultant options will occur only if the holder of the options continues to provide services to us on the relevant vesting date. The options will terminate at the close of business five years from the date of grant. No option granted under the Stock Option Plan may be exercised until the Stock Option Plan has been approved and ratified by the holders of a majority of the voting stock of our Company at a shareholders' meeting or by consent resolution of said majority shareholders.

(b)  Item 407(c)(3)of Regulation S-B (§228.407 of this chapter)

The Company currently does not have a nominating committee. The entire Board of Directors of the Company participates in the consideration of director nominees therefore fulfilling the role of a nominating committee. It is anticipated that in preparation for the Company’s next Shareholder’s meeting it will accept shareholder proposals for nominations to the Board of Directors. Any such proposal must comply with the proxy rules under the Exchange Act, including Rule 14a-8.

ITEM 6. EXHIBITS

Exhibit No.	Description
4.1
Form of Warrant issued pursuant to the Subscription Agreement dated October 11, 2005 by and among our Company with three investors related to the Private Placement offering, filed with Form 8-K on October 19, 2005, and incorporated herein by reference.

10.1
Form of Subscription Agreement dated October 11, 2005, by and among our Company with three investors related to the Private Placement offering, filed with Form 8-K on October 19, 2005, and incorporated herein by reference.

10.2
Form of Subscription Agreement dated October 11, 2005, by and among our Company with three investors related to the Private Placement offering, filed with Form 8-K on October 19, 2005, and incorporated herein by reference.

10.3
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

10.5	Deep Well Oil & Gas, Inc. Stock Option Plan (“The Plan”), effective November 28, 2005, filed with Form 8-K on March 3, 2006, and incorporated herein by reference.
10.6	Sample Stock Option Agreements with all Directors, filed with Form 10-KSB on February 23, 2007, and incorporated herein by reference.
10.7	Sample Stock Option Agreements with all Contractors, filed with Form 10-KSB on February 23, 2007, and incorporated herein by reference.
31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEEP WELL OIL & GAS, INC.

By	/s/ Horst A. Schmid
Dr. Horst A. Schmid
Chief Executive Officer and President
(Principal Executive Officer)

Date	October 14, 2008

By	/s/ Curtis Sparrow
Mr. Curtis Sparrow
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date	October 14, 2008