Form 10-Q
period 2006-03-31
DEEP WELL OIL & GAS INC
filed 2008-11-10
CIK 869495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
FOR THE TRANSITION PERIOD FROM ________TO_______

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

☐ Large accelerated filer	☐ Accelerated filer

☐ Non-accelerated filer	☑ Smaller reporting company

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
(Unaudited)
Consolidated Balance Sheets
March 31, 2006 and September 30, 2005

	March 31,	September 30,
	2006	2005
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$99,281	$135,879
Accounts receivable	84,493	48,727
Prepaid expenses	70,398	27,901
	254,172	212,507

Loans receivable – related parties (Note 7)	72,499	11,604
Oil and gas properties (Note 3)	4,353,826	5,315,252
Equipment net of depreciation (Note 4)	2,933	602

	$4,683,430	$5,539,965

LIABILITIES
Current Liabilities
Accounts payable	$22,965	$211,716
Accounts payable – related parties (Note 7)	166,012	224,247
Notes and accrued interest payable (Note 5)	11,250	43,160
	200,227	479,123

Convertible debenture and accrued interest (Note 6)	–	1,021,463
Loan payable (Note 8)	285,773	285,958

	486,000	1,786,544

STOCKHOLDERS’ EQUITY
Common Stock:
Authorized: 300,000,000 shares at $0.001 par value
Issued and outstanding: 59,962,039 shares (September 2005 – 52,031,289) (Note 9)	59,962	52,031
Additional paid in capital	5,845,872	3,512,054
Capital stock subscriptions received 8,267,250 shares (2005 – 12,975,000 shares)	1,132,654	2,027,639
Deficit (dated September 10, 2003)	(2,841,058)	(1,838,303)
	4,197,430	3,753,421
	$4,683,430	$5,539,965

See accompanying notes to the financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
(Unaudited)
Consolidated Statement of Operations
For the Three and Six Months Ended March 31, 2006 and 2005 and the Period September 10, 2003
(Inception of Exploration Stage) to March 31, 2006

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005	Six Months Ended March 31, 2006	Six Months Ended March 31, 2005	September 10, 2003 to March 31, 2006

Revenue	$–	$–	$–	$–	$–

Expenses
Administrative	306,672	284,889	630,865	447,782	2,397,481
Stock based compensation	153,458	–	370,944	–	370,944

Net loss from operations	(460,130)	(284,889)	(1,001,809)	(447,782)	(2,768,425)

Other income and expenses
Interest income	83	1,560	1,865	1,560	15,343
Interest expense	–	(51,156)	(2,811)	(51,937)	(122,842)
Settlement of debt	–	–	–	–	24,866

	83	(49,596)	(946)	(50,377)	(72,633)

Net loss	$(460,047)	$(334,485)	$(1,002,755)	$(498,159)	(2,841,058)

Net Loss Per Common Share
Basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted Average Outstanding
Shares – stated in 1,000’s
Basic	56,865	33,111	55,953	33,111

See accompanying notes to the financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
(Unaudited)
Consolidated Statement of Shareholders’ Equity
For the Period September 10, 2003 (Inception of Exploration Stage) to March 31, 2006

	Common Shares			Capital
	Shares	Amount	Additional Paid in Capital	Stock Subscriptions Received	Accumulated Deficit	Total

Balance at September 10, 2003	991,912	$992	$(992)	$–	$–	$–

Issuance of common stock pursuant to bankruptcy agreement September 10, 2003	36,019,556	36,019	13,981	–	–	50,000

Net operating loss for the period September 10 to September 30, 2003	–	–	–	–	(50,000)	(50,000)

Return and cancellation of common shares	(5,775,000)	(5,775)	5,775	–	–	–

Net operating loss for the year ended September 30, 2004	–	–	–	–	(525,754)	(525,754)

Balance at September 30, 2004 (Audited)	31,236,468	31,236	18,764	–	(575,754)	(525,754)

Issuance of common stock Private placement March 10, 2005
- Shares	1,875,000	1,875	527,940	–	–	529,815
- Warrants (787,500) (Note 9)	–	–	205,185	–	–	205,185
Share exchange June 7, 2005
- Shares	18,208,875	18,209	2,476,497	–	–	2,494,706
- Conversion rights of preferred shares of subsidiary	–	–	–	1,777,639	–	1,777,639
Private placement August 12, 2005
- Shares	710,946	711	151,638	–	–	152,349
- Warrants (710,946) (Note 9)	–	–	132,030	–	–	132,030

Common stock subscription received	–	–	–	250,000	–	250,000

Net operating loss for the year ended September 30, 2005	–	–	–	–	(1,262,549)	(1,262,549)

Balance at September 30, 2005 (Audited)	52,031,289	$52,031	$3,512,054	$2,027,639	$(1,838,303)	$3,753,421

See accompanying notes to the financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
(Unaudited)
Consolidated Statement of Shareholders’ Equity (Continued)
For the Period September 10, 2003 (Inception of Exploration Stage) to March 31, 2006

	Common Shares			Capital
	Shares	Amount	Additional Paid in Capital	Stock Subscriptions Received	Accumulated Deficit	Total
Balance carried forward September 30, 2005	52,031,289	52,031	3,512,054	2,027,639	(1,838,303)	3,753,421

Issuance of common stock
Private placement October 11, 2005
- Shares	3,150,000	3,150	667,266	(250,000)	-	420,416
- Warrants (3,150,000)	-	-	553,584	-	-	553,584

Options granted for services	-	-	217,486	-	-	217,486

Net loss for the period	-	-	-	-	(542,708)	(542,708)

Balance at December 31, 2005	55,181,289	$55,181	$4,950,390	$1,777,639	$(2,381,011)	$4,402,199

Issuance of common stock
Private placement January 13, 2006
- Shares	73,000	73	55,345	-	-	55,418
- Warrants (73,000)	-	-	46,402	-	-	46,402

Exercise option agreement February 23, 2006	4,707,750	4,708	640,277	(644,985)	-	-

Options granted for service	-	-	153,458	-	-	153,458

Net loss for the period	-	-	-	-	(460,047)	(460,047)

Balance at March 31, 2006	59,962,039	$59,962	$5,845,872	$1,132,654	$(2,841,058)	$4,197,430

See accompanying notes to the financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
(Unaudited)
Consolidated Statement of Cash Flows
For the Six Months Ended March 31, 2006 and 2005 and the Period September 10, 2003 (Inception of Exploration Stage) to March 31, 2006

	Six Months	Six Months	September 10,
	Ended	Ended	2003 to
	March 31,	March 31,	March 31,
	2006	2005	2006

Cash Provided by (Used in):

Operating Activities
Net loss	$(1,002,755)	$(498,159)	$(2,841,058)
Items not affecting cash:
Stock based compensation	370,944	–	370,944
Commission withheld from loans proceeds	–	–	121,000
Amortization	365	–	365
Bad debts	–	–	170,084
Net changes in non–cash working capital (Note 10)	(325,249)	111,975	(139,427)

	(956,695)	(386,184)	(2,318,092)

Investing Activities
Loan payable	(185)	–	274,219
Loan advance – related parties	(60,895)	(836,358)	(884,245)
Purchase of equipment	(2,696)	–	(3,029)
Return of costs from farmout agreement	961,426	–	961,426
Purchase of oil and gas properties	–	–	(111,392)
Cash from acquisition of subsidiaries	–	–	11,141

	897,650	(836,358)	248,120

Financing Activities
Note payable – advance (repayment)	(31,910)	9,089	(100,056)
Debenture repayment (repayment)	(1,021,463)	16,215	(1,004,890)
Proceeds from issuance of common stock	1,075,820	735,000	2,395,199
Proceeds from debenture net of commissions	–	–	879,000

	22,447	760,304	2,169,253

Increase (decrease) in cash and cash equivalents	(36,598)	(462,238)	99,281

Cash and cash equivalents, beginning of period	135,879	499,765	–

Cash and cash equivalents, end of period	$99,281	$37,527	$99,281

Supplemental Cash Flow Information:
Interest expense	$2,811	$51,937	$112,842

See accompanying notes to the financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
(Unaudited)
Notes to the Consolidated Financial Statements
March 31, 2006

1.	Nature of Business and Going Concern

Nature of Business

Deep Well Oil & Gas, Inc. (“Deep Well”) and its former subsidiaries were engaged in the manufacture and distribution of standard and custom precision mechanical assemblies and components throughout the United States.

On February 19, 2003, Deep Well filed a petition for bankruptcy in the United States Bankruptcy Court under Chapter 11 in the Eastern District of New York titled "Allied Devices Corporation, Case No. 03-80962-511." The Company emerged from bankruptcy pursuant to a Bankruptcy Court Order entered on September 10, 2003, with no remaining assets or liabilities.

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

Upon emergence from Chapter 11 proceedings, Deep Well adopted fresh-start reporting in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (SOP 90-7). In connection with the adoption of fresh-start reporting, a new entity was deemed created for financial reporting purposes. For financial reporting purposes, Deep Well adopted the provisions of fresh-start reporting effective September 10, 2003. All periods presented prior to September 10, 2003, including the financial information contained in these financial statements, reflect the predecessor company. In adopting the requirements of fresh-start reporting as of September 10, 2003, the Company was required to value its assets and liabilities at fair value and eliminate any accumulated deficit as of September 10, 2003. Deep Well emerged from Chapter 11 proceedings with no assets and liabilities pursuant to the Bankruptcy Order. Because the current business, heavy oil and gas exploration, has no relevance to the predecessor company, there is no basis for financial comparisons between the Deep Well's current operations and the predecessor company.

This report has been prepared showing the name “Deep Well Oil & Gas, Inc. (and Subsidiary)” (“the Company”) and the post split common stock, with $0.001 par value, from inception. The accumulated deficit has been restated to zero and dated September 10, 2003, with the statement of operations to begin on that date.

Going Concern

The accompanying audited financial statements have been prepared on a going concern basis, which anticipates the realization of assets and the liquidation of liabilities during the normal course of operations. However, as shown in these consolidated financial statements, the Company during the period ended March 31, 2006, incurred a net loss of $1,002,755, although as of that date the Company’s total assets exceeded its total liabilities by $4,197,430. In addition, the Company has an accumulated deficit of $2,841,058. These factors raise doubt about the Company’s ability to continue as a going concern if changes in operations are not forthcoming.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate so as to make the information presented not misleading.

These interim financial statements follow the same significant accounting policies and methods of application as the Company's annual consolidated financial statements for the year ended September 30, 2005.

These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the information contained therein. However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year. It is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended September 30, 2005.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Deep Well Oil & Gas, Inc. and its subsidiaries Northern Alberta Oil Ltd. and Deep Well Oil & Gas (Alberta) Ltd. All significant intercompany accounts have been eliminated upon consolidation.

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

Equipment

Equipment is stated at cost. Amortization expense is computed using the declining balance method over the estimated useful life of the asset. The following is a summary of the estimated useful life used in computing amortization expense.

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

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. An allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized.

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

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights, unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

Financial Instruments

Fair Values

The fair values of the Company’s accounts receivable, loan receivable - related parties, accounts payable, accounts payable - related parties, note and accrued interest payable, convertible debenture and accrued interest, and loan payable approximate their carrying values due to the short-term nature of these financial instruments.

Interest Rate Price Risk

The interest rate price risk is due to fixed interest rates on the convertible debenture and loan payable.

Foreign Currency Translation

The functional currency of the Canadian subsidiaries is the United States dollar, however the Canadian subsidiaries transact in Canadian dollars. Consequently, monetary assets and liabilities are remeasured into United States dollars at the exchange rate on the balance sheet date and non-monetary items are remeasured at the rate of exchange in effect when the assets are acquired or obligations incurred. Revenues and expenses are remeasured at the average exchange rate prevailing during the period. Foreign currency transaction gains and losses are included in results or operations.

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

The Company has acquired an 80% interest in certain oil and gas properties which, after a farmout agreement entered into on February 25, 2005, the Company's interest was reduced to 40% on 12 sections as described below in the November 26, 2007 settlement. These certain properties are located in North Central Alberta, Canada with a life of 15 years. The terms include certain commitments related to oil sand leases which require the payments of rents as long as the leases are non-producing. As of now, the payments due in Canadian dollars under this commitment are as follows:

2006	$22,579
2007	$45,158
2008	$43,008
2009	$43,008
Subsequent	$409,293

The Government of Alberta owns this land and the Company has acquired the rights to perform oil and gas activities on these lands. These leases are for 15 years ending from 2018 - 2019 and if the Company meets the conditions of the 15-year leases the Company will then be permitted to drill on and produce oil from the land into perpetuity. These conditions give the Company until the expiration of the leases to meet the following requirements:

a)	drill 1 well within each of the 63 sections; or

b)	drill 38 wells within the 63 sections with the balance of the undrilled sections having acquired 3.2 km of seismic on each undrilled section.

The Company plans to meet at least the second of these conditions.

The Company follows the successful efforts method of accounting for costs of oil and gas properties. Under this method, acquisition costs of oil and gas properties and costs of drilling and equipping development wells are capitalized. Costs of drilling exploratory wells are initially capitalized and, if subsequently determined to be unsuccessful, are charged to expenses. All other exploration costs, including geological and geophysical costs and carrying and maintenance costs, are charged to exploration expenses when incurred. Producing properties, non-producing and unproven properties are assessed annually, or more frequently as economic events indicate, for potential impairment.

This consists of comparing the carrying value of the asset with the asset's expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows represent management's best estimate based on reasonable and supportable assumptions. Proven oil and gas properties are reviewed for impairment on a field-by-field basis. In addition, management evaluates the carrying value of non-producing properties and may deem them impaired for lack of drilling activities. No impairment losses were recognized for the six months ended March 31, 2006 (2005 - $nil).

Capitalized costs of proven oil and gas properties are depleted using the unit-of-production method when the property is placed in production.

Substantially all of the Company's oil and gas activities are conducted jointly with others. The accounts reflect only the Company's proportionate interest in such activities.

On November 15, 2005, the Company’s subsidiary received an additional 6.5 sections which consist of a five year oil sand permit rights and Petroleum & Natural Gas licenses (P&NG), which were part of the subsidiaries original purchase agreement.

On November 15, 2005, the Company and its subsidiary entered into an agreement to amend a farmout agreement with Signet Energy Inc.(“Signet”), a private company owned by Surge Global Energy, Inc. (“Surge”). Under this new amended farmout agreement, Signet Energy Inc., as operator, assumed the farmout obligations, including completing, at its expense, the drilling of 10 wells to earn up to a 40% working interest in the Sawn Lake Oil Sands Project.

On November 15, 2005, as part of the settlement of a legal action, the Company, its subsidiary, and Surge, agreed to amend a farmout agreement signed on February 25, 2005, between the Company and Surge that had previously been terminated by the Company (disclosed on Form 8-K on September 29, 2005). The amendments to the agreement provided that: (1) all conditions of the farmout agreement will be deemed to have been satisfied on September 25, 2005; (2) the earning period (i.e. the period during which Signet has to drill 10 wells) under the agreement will be extended until February 25, 2008; (3) Signet will have until September 25, 2006 to drill an option well; (4) an additional 6.5 sections of land will be added to the land subject to the agreement; (5) Signet will pay the Company $1,000,000 on November 15, 2005, in satisfaction of the prospect fee outstanding instead of after drilling the second well as stated in the farmout agreement; and (6) no shares of Surge will be issued to the Company. Instead, the Company or its subsidiaries will receive 7,550,000 common shares of Signet Energy Inc.

The Company currently owns an 80% working interest in 51 contiguous sections of oil sands development leases and 6.5 sections of oil sands permits in the Sawn lake heavy oil area in North Central Alberta. The Company has an additional 40% working interest in another 12 sections of oil sands development leases of which Signet has earned 40% from the Company.

On November 26, 2007, the Company entered into a settlement with Signet and Andora Energy Corporation and resolved their differences and certain collateral matters. The settlement includes but is not limited to:

a)	The Farmout Agreement dated February 25, 2005, being effectively terminated concurrently with the execution of the settlement in regards to the Settlement Agreement;

b)	Signet being regarded as having earned an 40% working interest in a total of twelve sections;

c)	Signet will reconvey registered title to 57.5 unearned sections of the Farmout Lands, as defined in the Farmout Agreement, back to the Company.

4.	Equipment

	March 31, 2006			September 30, 2005
	Cost	Accumulated Amortization	Net Book Value	Net Book Value
Equipment	$3,030	$231	$2,799	$333
Software	268	134	134	269

	$3,298	$365	$2,933	$602

5.	Note and Accrued Interest Payable

The Company has loans outstanding of $11,250 (2005 - $43,160) due on demand bearing interest at 12%, which includes accrued interest payable to March 31, 2006.

6.	Convertible Debenture and Accrued Interest

	March 31,	September 30,
	2006	2005

Convertible debenture and accrued interest	$-	$1,021,463

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

7.	Significant Transactions With Related Parties

Accounts payable – related parties of $166,012 (2005 – $224,247) results from directors’ fees and expenses paid for by the Company. Accounts payable – related parties are unsecured, non–interest bearing and have no fixed terms of repayment.

The Company has demand loans due from related parties of $72,499 (2005 - $11,604), which bear no interest.

Officers, directors, their families, and their controlled entities have acquired 6.57% of the Company's outstanding common capital stock.

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

In connection with the stock split the Company increased its authorized common shares in proportion to the forward stock split. The Company authorized common stock after the forward stock split which consists of 100,000,000 shares of common stock. Prior to the split, the Company was authorized to issue 50,000,000 shares of common stock. In connection with the forward split, the Company amended its articles of incorporation with the state of Nevada. The Company did not obtain a shareholder vote of the forward stock split and a shareholder vote was not required by Nevada law.

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

On March 10, 2005, the Company closed on a transaction pursuant to a certain Securities Purchase Agreement (“SPA”), with two accredited investors for an aggregate purchase price of $750,000 pursuant to which the Company sold an aggregate of: (1) 1,875,000 shares of the Company’s common stock, par value $0.001 per share, at a purchase price of $0.40 per share; and (2) 750,000 warrants, of which each of the warrants is exercisable from March 10, 2005 until March 9, 2010, at an exercise price equal to $0.50 per share. The Company issued the aforementioned securities to the investors pursuant to Rule 506 of Regulation D as promulgated under the Securities Act of 1933, as amended, and/or Section 4(2) of the Act. In connection with the SPA, a finder’s fee of $75,000 was paid and 37,500 warrants were issued. The exercise price of the warrants will be adjusted from time to time upon the occurrence of certain events, as provided in the warrants, and as a result of the issuance of common stock on May 25, 2007, and pursuant to the SPA and Form of Warrant dated March 10, 2005, entered into by and among the Company and the investors (the “Warrant Holders”), the Company issued an adjustment to the Warrant Holders. The original warrant dated March 10, 2005, contained a price adjustment if the Company sells, issues or grants additional shares of its common stock at a price per share less than the exercise price. In the event of a price adjustment, the number of shares exercisable under the warrant would also increase. Therefore, the exercise price of the original warrant has been adjusted from $0.50 to $0.40 per common share. The Company has granted the Warrant Holders new warrants to purchase an additional 196,875 common shares for a total of 984,375 shares of the Company’s common stock at an adjusted exercise price of $0.40 per share under the same terms as the original warrant. The Company entered into a Registration Rights Agreement (“RRA”) with the investors dated as of March 10, 2005, pursuant to which the Company was obligated to prepare and file a registration statement no later than 45 days after the closing date registering the number of shares of the Company’s common stock which is at least equal to: (1) the aggregate number of shares of common stock issued under the SPA; and (2) 125% of the aggregate number of shares of common stock issuable upon exercise of the warrants. The Company must use its reasonable best efforts to cause the registration statement to become effective as soon as practicable following the filing, but in no event later than 120 days after the closing date. If the registration statement is not filed within 45 days after the closing date or declared effective within the time specified in the preceding paragraph, the Company was required to make payments to the investors equal to 2% of the purchase price and an additional 2% of the purchase price for each subsequent 30-day period as to which the registration statement was not filed or declared effective. Effective on January 22. 2007, the Company entered into a Settlement Agreement and Release of All Claims (the “Settlement Agreement”) with the investors who were in receipt of the above issued shares with respect to allegations made by the investors that the Company had breached the SPA and RRA.

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

On January 13, 2006, the Company completed a private placement of 51,200 units at a price of $1.50 per unit, for $76,800. Each unit consists of one common share and one common share purchase warrant, with each warrant entitling its holder to acquire one share of its common stock at an exercise price of $2.25 per common share. The exercise price of the warrants will be adjusted from time to time upon the occurrence of certain events, as provided in the warrants. The warrants expire on January 13, 2009. In addition, on January 12, 2006, pursuant to a Debt Settlement Agreement, one holder of $38,293 of the Company’s indebtedness exchanged its debt for 21,800 units at a price of $1.50 per unit. Each unit consists of one common share and one common share purchase warrant, with each warrant entitling its holder to acquire one common share of the Company at a price of $2.25 per share. The exercise price of the warrants will be adjusted from time to time upon the occurrence of certain events, as provided in the warrants. The warrants expire on January 13, 2009. In connection with the private placement a finder’s fee of $7,680 was paid.

On February 23, 2006, pursuant to an exercise option agreement the Company entered into on June 7, 2005, the Company issued 4,707,750 of its common shares in exchange for 156,925 of the outstanding preferred shares of Northern Alberta Oil Ltd. (subsidiary) (“Northern”).

The warrants outstanding as of March 31, 2006 were 4,721,446. There is no value assigned to these warrants.

10.	Changes in Non-Cash Working Capital

	Six Months	Six Months
	Ended	Ended
	March 31, 2006	March 31, 2005

Accounts receivable	$(35,766)	$(22,451)
Prepaid expenses	(42,497)	18,034
Accounts payable	(246,986)	116,392
	$(325,249)	$111,975

11.	Subsequent Event

Sales of Unregistered Securities

On June 13, 2006, pursuant to an exercise option agreement the Company entered into on June 7, 2005, the Company issued 2,867,250 common shares in exchange for 95,575 of the outstanding preferred shares of Northern.

On July 28, 2006, a warrant holder of the Company acquired 100,000 common shares upon exercising warrants, at an exercise price of $0.60 per share for $60,000.

On September 11, 2006, a warrant holder of the Company exercised 50,000 warrants for 50,000 common shares at an exercise price of $0.60 per common share for $30,000.

On April 4, 2007, pursuant to an exercise option agreement the Company entered into on June 7, 2005, the Company issued 5,400,000 common shares in exchange for 180,000 of the outstanding preferred shares of Northern.

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

On June 22, 2007, the Company completed a private placement of 8,333,333 units at a price of $0.60 per unit for $5,000,000. Each unit consists of one common share and one common share purchase warrant and another twelve one-hundredths common share purchase warrant ("Special Warrant"). Each warrant entitles the holder to purchase one additional common share at a price of $0.90 per common share for a period of three years from the date of closing. Each Special Warrant entitles the holder to purchase a common share at a price of $1.20 for a period of five years from the date of closing. The exercise price of the warrants and the Special Warrants will be adjusted from time to time upon the occurrence of certain events, as provided in the warrants. The warrants expire on June 22, 2010, and the Special Warrants expire on June 22, 2012. In connection with the private placement a finder's fee of $300,000 was paid.

On July 11, 2007, the Company completed a private placement of 323,333 units at a price of $0.60 per unit for $194,000. Each unit consists of one common share and one common share purchase warrant and another twelve one-hundredths common share purchase warrant ("Special Warrant"). Each warrant entitles the holder to purchase one additional common share at a price of $0.90 per common share for a period of three years from the date of closing. Each Special Warrant entitles the holder to purchase a common share at a price of $1.20 for a period of five years from the date of closing. The exercise price of the warrants and the Special Warrants will be adjusted from time to time upon the occurrence of certain events, as provided in the warrants. The warrants expire on July 11, 2010, and the Special Warrants expire on July 11, 2012. In connection with the private placement a finder's fee of $9,700 was paid.

12.	Stock Options

On November 28, 2005, the Board of Directors (the “Board”) of Deep Well adopted the Deep Well Oil & Gas, Inc. Stock Option Plan (the “Plan”). The Plan, which will be administered by the Board, permits options to acquire shares of the Company’s common stock (the “Common Shares”) to be granted to directors, senior officers and employees of the Company and its subsidiaries, as well as certain consultants and other persons providing services to the Company or its subsidiaries.

The maximum number of shares which may be reserved for issuance under the Plan may not exceed 10% of the Company’s issued and outstanding Common Shares, subject to adjustment as contemplated by the Plan. The aggregate number of Common Shares with respect to which options may be granted to any one person (together with their associates) in any one year, together with will all other incentive plans of the Company, may not exceed 500,000 Common Shares and in total may not exceed 2% of the total number of Common Shares outstanding.

On November 28, 2005, the Company granted its directors Donald E. H. Jones and Cyrus Spaulding options to purchase 375,000 shares each of common stock at an exercise price of $0.71 per share, 75,000 vesting immediately and the remaining vesting one-third on June 29, 2006, one-third on June 29, 2007 and one-third on June 29, 2008, with a five-year life.

On November 28, 2005, the Company granted its directors Horst A. Schmid and Curtis Sparrow options to purchase 375,000 shares each of common stock at an exercise price of $0.71 per share, 175,000 vesting immediately and the remaining vesting one-half on February 6, 2006 and one-half on February 6, 2007, with a five-year life.

On November 28, 2005, the Company granted a director of a subsidiary of the Company, Moses Ling, options to purchase 187,500 shares each of common stock at an exercise price of $0.71 per share, 37,500 vesting immediately and the remaining vesting one-third on June 6, 2006, one-third on June 6, 2007 and one-third on June 6, 2008, with a five-year life.

On November 28, 2005, the Company granted Trebax Projects Ltd., a corporation providing consulting services to the Company or its subsidiary and wholly owned by a director, options to purchase 390,000 shares of common stock at an exercise price of $0.71 per share, vesting one-third on September 1, 2006, one-third on September 1, 2007 and one-third on September 1, 2008, with a five-year life.

On November 28, 2005, the Company granted Portwest Investments Ltd., a corporation providing consulting services to the Company or its subsidiary and wholly owned by a director, options to purchase 390,000 shares of common stock at an exercise price of $0.71 per share, vesting one-third on July 1, 2006, one-third on July 1, 2007 and one-third on July 1, 2008, with a five-year life.

On November 28, 2005, the Company granted Concorde Consulting, a corporation providing consulting services to the Company or its subsidiary and wholly owned by a director, options to purchase 390,000 shares of common stock at an exercise price of $0.71 per share, vesting one-third on July 1, 2006, one-third on July 1, 2007 and one-third on July 1, 2008, with a five-year life.

There were no stock options granted in 2005 and therefore no share based compensation expenses were recorded in 2005. For the period ended March 31, 2006, the Company recorded $370,944 of compensation expense based on its use of the Black Scholes model to estimate the grant-date fair value of these unit option awards. No options were exercised during the period ended March 31, 2006, therefore, the intrinsic value of the options exercised during the period, October 1, 2005 to March 31, 2006 is nil. As of March 31, 2006, there was a total of $405,892 of unrecognized compensation cost related to the non-vested portion of these unit option awards. At March 31, 2006, this cost was expected to recognize over a weighted-average period of 4.66 years. Compensation expense is based upon straight-line amortization of the grant-date fair value over the vesting period of the underlying unit option. Since the Company is a relatively new public company and has minimal trading history, it has used an estimated volatility of approximately 162% for the period March 31, 2006, based on the trading history available.

	Shares Underlying Options Outstanding			Shares Underlying Options Exercisable
Range of Exercise Prices	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price

$0.71 at March 31, 2006	2,857,500	4.66	$0.71	737,500	$0.71

The aggregate intrinsic value of exercisable options as of March 31, 2006, was $1,534,000.

The Company has used a weighted average risk-free rate of 4.32% in its Black Scholes calculation of grant-date fair value, which is based on U.S. Treasury interest rates at the time of the grant whose term is consistent with the expected life of the stock options. Expected life represents the period of time that options are expected to be outstanding and is based on the Company’s best estimate. The following table represents the weighted average assumptions used for the Black Scholes option-pricing model:

March 31, 2006

Average risk-free interest rates	4.32%
Average expected life (in years)	5
Volatility	162%

The following is a summary of stock option activity for the period ended March 31, 2006:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Market Value

Balance, September 30, 2005	–	$–	$–
Options forfeited	–	–	–
Options granted	2,857,500	0.71	2.79
Options exercised	–	–	–

Balance, March 31, 2006	2,857,500	$0.71	$2.79

Exercisable, March 31, 2006	737,500	$0.71	$2.79

The following table summarizes the status of the Company’s non-vested stock options since October 1, 2005:

	Non-Vested Options
	Number of Shares	Weighted Average Exercise Price

Non-vested at October 1, 2005	-	$-
Granted	2,857,500	0.71
Vested	737,500	0.71
Forfeited	-	-

Non-vested at March 31, 2006	2,120,000	$0.71

13.	Commitments

Compensation to Directors

Since the acquisition of Northern Alberta Oil Ltd., the Company and Northern have entered into the following contracts with the following companies for the services of their officers:

1)	Portwest Investments Ltd., a company owned 100% by Dr. Horst A. Schmid, for providing services to the Company as Chief Executive Officer and President for $12,500 Cdn per month.

2)	Concorde Consulting, a company owned 100% by Mr. Curtis J. Sparrow, for providing services as Chief Financial Officer to the Company for $15,000 Cdn per month.

3)	Trebax Projects Ltd., a company 100% owned by Mr. Cyrus Spaulding, for providing services as Chief Operating Officer for the Company for $130 Cdn per hour.

4)	Brave Consulting, a company 50% owned by Mr. David Roff, for providing consulting services to the Company for $8,000 Cdn per month. As of August 2007, the amount has increased to $12,000 per month.

14.	Acquisition

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

I.G.M. Resources Corp vs. Deep Well Oil & Gas, Inc., et al

On March 10, 2005, I.G.M. Resources Corp. ("the Plaintiff") filed against Classic Energy Inc., 979708 Alberta Ltd., Deep Well Oil & Gas, Inc., Nearshore Petroleum Corporation, Mr. Steven P. Gawne, Rebekah Gawne, Gawne Family Trust, 1089144 Alberta Ltd., John F. Brown, Diane Lynn McClaflin, Cassandra Doreen Brown, Elissa Alexandra Brown, Brown Family Trust, Priority Exploration Ltd., Northern Alberta Oil Ltd. and Gordon Skulmoski (the “Defendants”) a Statement of Claim in the Court of Queen's Bench of Alberta Judicial District of Calgary. This suit is a part of a series of lawsuits or actions undertaken by IGM against some of the other above defendants.

The Plaintiff was and still is a minority shareholder of 979708 Alberta Ltd. ("979708"). 979708 was in the business of discovering, assembling and acquiring oil and gas prospects. In 2002 and 2003, 979708 acquired oil and gas prospects in the Sawn Lake area of Alberta. On or about the 14th of July, 2003, all or substantially all the assets of 979708 were sold to Classic Energy Inc. The Plaintiff claims the value of the assets sold was far in excess of the value paid for those assets. On April 23, 2004, Northern Alberta Oil Ltd. purchased Classic Energy Inc.'s assets, some of which are under dispute by the Plaintiff. On June 7, 2005, Deep Well acquired all of the common shares of Northern thereby giving Deep Well an indirect beneficial interest in the assets The Plaintiff is claiming an interest in.

The Plaintiff seeks an order setting aside the transaction and returning the assets to 979708, compensation in the amount of $15,000,000 Cdn, a declaration of trust declaring that Northern and Deep Well hold all of the assets acquired from 979708 and any property acquired by use of such assets, or confidential information of 979708, in trust for the Plaintiff.

This lawsuit has been stayed pending the out come of the other litigation by the Plaintiff against some of the above defendants other than Deep Well and Northern. The Company believes the claims are without merit and will vigorously defend against them.

Hardie & Kelly vs. Brown et al

On June 2, 2006, Hardie and Kelly (the “Plaintiff”), Trustee of the Estate of John Forbes Brown, filed against John Forbes Brown, a bankrupt, Diane Lynn McClaflin, 1089144 Alberta Ltd., and Deep Well (the “Defendants”) an Amended Statement of Claim in the Court of Queen's Bench of Alberta Judicial District of Calgary. John Forbes Brown was a former officer and then sub-contractor of Deep Well before and during the time he was assigned into bankruptcy on July 12, 2004. The Plaintiff claims, in addition to other issues unrelated to Deep Well, that John Forbes Brown received 4,812,500 Deep Well shares as a result of his employment in Deep Well and that John Forbes Brown improperly assigned these shares to the numbered company as a ruse entered into on the eve of insolvency by John Forbes Brown in order to facilitate the hiding of assets from his creditors and the trustee of his bankruptcy. The Plaintiff further claims that on August 23, 2004, John Forbes Brown advised the Plaintiff that he in fact owned the above shares and did not disclose this ownership in his filed bankruptcy statement of affairs. The Plaintiff further claims that John Forbes Brown would lodge the said shares with his lawyer until such time as these shares could be transferred to the Plaintiff. The Plaintiff further claims that unbeknownst to them John Forbes Brown surreptitiously removed the shares from his lawyer's office and delivered them to Deep Well so that Deep Well could cancel them. The Plaintiff claims that Deep Well conspired with John Forbes Brown to defraud the creditors of John Forbes Brown by taking receipt and cancelling the said shares. The Plaintiff claims that consideration paid by Deep Well for the said shares was invested in the home owned by John Forbes Brown and his wife. The Plaintiff seeks: (1) an accounting of the proceeds and benefits derived by the dealings of the shares; (2) the home owned by John Forbes Brown and his wife, to be held in trust on behalf of the Plaintiff and an accounting of proceeds related to this trust; (3) damages from the Defendants because of their actions; (4) a judgement for $15,612,645 Cdn; (5) an order to sell John Forbes Brown's home; and (6) interest and costs.

Deep Well believes it did not conspire with John Forbes Brown to defraud John Forbes Brown's creditors and further Deep Well did not receive nor give John Forbes Brown any consideration in regards to the cancelling of said shares. Deep Well plans to vigorously defend itself against the Plaintiff's claims.

Menno Wiebe and Jacobean Resource International vs. Deep Well Oil & Gas, Inc., et al

On October 23, 2006, Menno Wiebe and Jacobean Resources International (the “Plaintiff”) served Deep Well (the “Defendant”), Doe individuals and Roe Corporations with a Complaint and Summons filed in the United States of America, District Court of Clark County, Nevada. The Complaint alleges a breach of contract in which the Plaintiffs are seeking monetary damages in excess of $10,000 plus an order directing Defendants to issue 56,500 shares of Deep Well stock to Plaintiffs. Deep Well believes that it has meritorious defenses to the Plaintiff's claims and intends to enter into mediation, as called for in the contract with Menno Wiebe.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

You should read the following discussion and analysis in conjunction with our Company’s financial statements and related notes. For the purpose of this discussion, unless the context indicates another meaning, the terms the “Company”, “we”, “us” and “our” refer to Deep Well Oil & Gas, Inc. and its subsidiaries. This discussion includes forward-looking statements that reflect our current views with respect to future events and financial performance and that involve risks and uncertainties. Our actual results, performance or achievements could differ materially from those anticipated in the forward-looking statements as a result of certain factors including risks discussed in "Management’s Discussion and Analysis or Plan of Operations - Forward-Looking Statements" below and elsewhere in this report, and under the heading “Risk Factors” in our Annual Report on Form 10-KSB for the year ended September 30, 2005.

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

On August 14, 2008 our Company successfully raised $5,000,000 through a private placement offering for 10,638,297 common shares of our Company to one investor and we raised an additional $5,000,000 for another 12,500,000 additional common shares of our Company which closed on October 31, 2008 with the same investor. With this private placement our Company has the funds anticipated to complete its near term business plan. For our long term operations we anticipate that, among other options, we will raise funds during the next twenty-four months through private placements of our common stock under exemptions from the registration requirements provided by Canadian, United States and state and provincial securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. We also note that if we issue more shares of our common stock, our stockholders may experience dilution in the percentage of their ownership of common stock. We may not be able to raise sufficient funding from stock sales for long term operations and if so, we may be forced to delay our business plans until adequate funding is obtained. We believe debt financing will not be an alternative for funding in the exploration stage of our Company due to the risky nature of business. The lack of tangible assets places debt financing for our Company beyond the credit-worthiness required by most lenders.

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

Effective October 15, 2007, our Company entered into a Consulting Agreement with Picoplat Consulting Inc. whose primary consultant is Mr. Ferdinand Brathwaite, to assist our Company in the exploitation and development of Deep Well’s Sawn Lake project. Mr. Brathwaite is an Engineering Technologist with substantial knowledge and expertise related to oil and gas recovery in the Western Sedimentary Basin. He was previously employed by HBOG as an engineering technologist and by Royal Bank’s Global Energy And Minerals Group performing economic evaluations for both Canadian and U.S. oil and gas properties. He switched careers and managed a small computer business before returning to the oil and gas sector under contract with Encana Gas Storage Unit’s New Ventures Group in the search for gas storage reservoirs in the U.S. Subsequent to the sale of Encana’s Gas Storage Unit, Mr. Brathwaite consulted with Signet in it’s development department.

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

ITEM 3. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of our fiscal quarter ended March 31, 2006, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as amended, was carried out by our management with the participation of our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that as of the end of the reported quarter, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended March 31, 2006, there were changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In particular, during that fiscal quarter, we continued to implement our formalization and centralization of the accounts payable functions and multi-currency accounting software.

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

I.G.M. Resources Corp. vs. Deep Well Oil & Gas, Inc. et al

On March 10, 2005 I.G.M. Resources Corp. (hereinafter referred to as “Plaintiff”) filed against Classic, 979708 Alberta Ltd. (hereinafter referred to as “979708”), Deep Well Oil & Gas, Inc., Nearshore, Steven P. Gawne, Rebekah Gawne, Gawne Family Trust, 1089144 Alberta Ltd., John F. Brown, Diane Lynn McClaflin, Cassandra Doreen Brown, Elissa Alexandra Brown, Brown Family Trust, Priority Exploration Ltd., Northern Alberta Oil Ltd. and Gordon Skulmoski (the “Defendants”) a Statement of Claim in the Court of Queen’s Bench of Alberta Judicial District of Calgary. This suit is part of a series of lawsuits or actions undertaken by the Plaintiff against some of the other above-named Defendants.

The Plaintiff was and still is a minority shareholder of 979708. 979708 was purportedly in the business of discovering, assembling and acquiring oil & gas prospects. In 2002 and 2003, 979708 acquired oil and gas prospects in the Sawn Lake area of Alberta. On or about the 14th of July 2003, all or substantially all the assets of 979708 were sold to Classic. The Plaintiff claims the value of the assets sold was far in excess of the value paid for those assets. On April 23, 2004, Northern purchased some of Classic’s assets, that are under dispute by the Plaintiff. On June 7, 2005, Deep Well acquired all of the common shares of Northern thereby giving Deep Well an indirect beneficial interest in the assets the Plaintiff is claiming an interest in.

The Plaintiff seeks an order setting aside the transaction and returning the assets to 979708, compensation in the amount of $15,000,000 Cdn, and a declaration of trust declaring that Northern and Deep Well hold all of the assets acquired from 979708 and any property acquired by use of such assets or confidential information of 979708, in trust for the Plaintiff.

This lawsuit has been stayed pending the outcome of the other litigation by the Plaintiff against the other defendants. We believe the claims and demands against us are without merit and will vigorously defend against them.

Hardie & Kelly vs. Brown et al

On June 2, 2006, Hardie and Kelly (the “Plaintiff”), Trustee of the Estate of John Forbes Brown, filed against John Forbes Brown, a bankrupt, Diane Lynn McClaflin, 1089144 Alberta Ltd., and Deep Well (the “Defendants”) an Amended Statement of Claim filed in the Court of Queen’s Bench of Alberta Judicial District of Calgary. John Forbes Brown was a former officer and then sub-contractor of Deep Well before and at the time he was assigned into bankruptcy on into July 12, 2004. The Plaintiff claims, in addition to other issues unrelated to Deep Well, that John Forbes Brown received 4,812,500 Deep Well shares as a result of his employment in Deep Well and that John Forbes Brown improperly assigned these shares to the numbered company as a ruse entered into on the eve of insolvency by John Forbes Brown in order to facilitate the hiding of assets from his creditors and the trustee of his bankruptcy. The Plaintiff further claims that on August 23, 2004, John Forbes Brown advised the Plaintiff that he in fact owned the above shares and did not disclose this ownership in his filed bankruptcy statement of affairs. The Plaintiff further claims that John Forbes Brown would lodge the said shares with his lawyer until such time as these shares could be transferred to the Plaintiff. The Plaintiff further claims that unbeknownst to them John Forbes Brown surreptitiously removed the shares from his lawyer’s office and delivered them to Deep Well so that Deep Well could cancel them. The Plaintiff claims that Deep Well conspired with John Forbes Brown to defraud the creditors of John Forbes Brown by taking receipt and canceling the said shares. The Plaintiff claims that consideration paid by Deep Well for the said shares was invested in the home owned by John Forbes Brown and his wife. The Plaintiff seeks: 1.) an accounting of the proceeds and benefits derived by the dealings of the shares; 2.) the home owned by John Forbes Brown and his wife, to be held in trust on behalf of the Plaintiff and an accounting of proceeds related to this trust; 3.) damages from the Defendants because of their actions; 4.) a judgment for $15,612,645 Cdn; 5.) an order to sell John Forbes Brown’s home; and 6.) interest and costs.

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

c.)	prohibit defendants from transferring their Deep Well shares and/or accepting transfer of any Deep Well shares acquired through their tender offer(s) for Deep Well shares;
d.)	prohibit defendants from acquiring any additional Deep Well shares and/or taking any other actions in furtherance of their tender offer(s) for Deep Well shares;
e.)	prohibit defendants from further conducting the tender offer alleged in the First Amended Complaint;
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

Northern Alberta Oil Ltd. vs. 1132559 Alberta Ltd.

On June 27, 2008, our subsidiary Company Northern Alberta Oil Ltd. filed a Statement of Claim in the Court of Queen’s Bench of Alberta Judicial District of Edmonton against 1132559 Alberta Ltd. (hereinafter referred to as “113”). On September 5, 2008 Tamm announced that it had purportedly completed an agreement to acquire 113. The plaintiff claims that the defendants have not paid their share of the incurred operating costs for the Sawn Lake project. The plaintiff further claims that they paid the operating expenses required on behalf of the defendants and invoiced the defendants for the amounts and that the defendants refused or neglected to reimburse their proportionate share of the operating costs. The plaintiff seeks: 1.) Payment in full of $74,470.71 in Canadian funds for the amounts invoiced to the defendants; 2.) Interest pursuant to section 106 of the PASC 1996 Accounting Procedure; and 3.) Costs of the action.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

On January 13, 2006, pursuant to subscription agreements, our Company closed a private placement to three investors of an aggregate of 51,200 units at a price of $1.50 per unit, for total gross proceeds of $76,800. Each unit consisted of one common share and one common share purchase warrant, with each warrant entitling its holder to acquire one share of our common stock at an exercise price of $2.25 per common share. The exercise price of the warrants will be adjusted from time to time upon the occurrence of certain events, as provided in the warrants. The warrants expire on January 13, 2009. The units were issued pursuant to Regulation S under the 1933 Act,. In addition, on January 13, 2006, pursuant to a Debt Settlement Agreement, one holder of $38,293 of our indebtedness exchanged its indebtedness for 21,800 units at a deemed exchange price of $1.50 per unit. Each unit consisted of one common share and one common share purchase warrant, with each warrant entitling its holder to acquire one common share of Deep Well at an exercise price of $2.25. The exercise price of the warrants will be adjusted from time to time upon the occurrence of certain events, as provided in the warrants. The warrants expire on January 13, 2009. In connection with the private placement a finder’s fee of $7,680 was paid, resulting in total net proceeds to our Company from the private placement of $69,120. The units were issued pursuant to Regulation S under the 1933 Act.

On February 23, 2006, pursuant to an exercised option agreement our Company entered into on June 7, 2005, our Company issued 4,707,750 Deep Well common shares in exchange for 156,925 of the outstanding preferred shares of Northern. The common shares were issued pursuant to Section 4(2) of the 1933 Act.

On June 13, 2006, further pursuant to an exercised option agreement our Company entered into on June 7, 2005, our Company issued 2,867,250 Deep Well common shares in exchange for 95,575 of the outstanding preferred shares of Northern. The common shares were issued pursuant to Section 4(2) of the 1933 Act.

On July 28, 2006, a warrant holder of our Company acquired 100,000 common shares upon exercising warrants at an exercise price of $0.60 per common share for total gross proceeds to our Company of $60,000. The common shares were issued pursuant to Section 4(2) of the 1933 Act.

On September 11, 2006, a warrant holder of our Company acquired 50,000 common shares upon exercising warrants at an exercise price of $0.60 per common share for total gross proceeds to our Company of $30,000. The common shares were issued pursuant to Section 4(2) under the 1933 Act.

On April 4, 2007, pursuant to an option agreement our Company entered into on June 7, 2005, our Company issued 180,000 Deep Well common shares in exchange for 5,400,000 of the outstanding preferred shares of Northern. The common shares were issued pursuant to Section 4(2) of the 1933 Act. As a result of the February 23, 2006, June 13, 2006 and the April 4, 2007 exercised option agreements stated above, Northern became a 100% wholly owned subsidiary of our Company. As of April 4, 2007 all of the holders of such preferred shares of Northern have exercised their options in exchange for restricted shares of common stock of Deep Well. In accordance with the terms and conditions of the Agreements, Deep Well has now completed the acquisition of 100% of the preferred shares of Northern in exchange for 12,975,000 shares of common stock of Deep Well. The shares of common stock of Deep Well issued in exchange for the Northern preferred shares were issued pursuant to Section 4(2) of the 1933 Act.

On May 25, 2007, pursuant to subscription agreements, our Company completed a private placement of 5,000,000 units at a price of $0.40 per unit for gross proceeds of $2,000,000. Each unit consisted of one common share and one common share purchase warrant, with each warrant entitling its holder to acquire one share of our common stock at a price of $0.60 per share. The exercise price of the warrants will be adjusted from time to time upon the occurrence of certain events, as provided in the warrants. The warrants expire on May 25, 2010. In connection with the private placement a finder's fee of $150,000 was paid. The units were issued pursuant to Regulation S under the 1933 Act, as amended.

On June 22, 2007, pursuant to subscription agreements, our Company completed a private placement of 8,333,333 units at a price of $0.60 per unit for $5,000,000. Each unit consisted of one common share and one common share purchase warrant and another twelve one-hundredths common share purchase warrant ("Special Warrant"). Each warrant entitles the holder to purchase one additional common share at a price of $0.90 per common share for a period of three years from the date of closing. Each Special Warrant entitles the holder to purchase a common share at a price of $1.20 for a period of five years from the date of closing. The exercise price of the warrants and the Special Warrants will be adjusted from time to time upon the occurrence of certain events, as provided in the warrants and Special Warrants. The warrants expire on June 22, 2010 and the Special Warrants expire on June 22, 2012. In connection with the private placement a finder's fee of $300,000 was paid. The units were issued pursuant to Regulation S under the 1933 Act, as amended.

On July 11, 2007, pursuant to subscription agreements, our Company completed a private placement of 323,333 units at a price of $0.60 per unit for $194,000. Each unit consisted of one common share and one common share purchase warrant and another twelve one-hundredths common share purchase warrant (“Special Warrant”). Each warrant entitles the holder to purchase one additional common share at a price of $0.90 per common share for a period of three years from the date of closing. Each Special Warrant entitles the holder to purchase a common share at a price of $1.20 for a period of five years from the date of closing. The exercise price of the warrants and the Special Warrants will be adjusted from time to time upon the occurrence of certain events, as provided in the warrants and Special Warrants. The warrants expire on July 11, 2010 and the Special Warrants expire on 11, 2012. In connection with the private placement a finder’s fee of $9,700 was paid. The units were issued pursuant to Regulation S under the 1933 Act, as amended.

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

On August 14, 2008, pursuant to a subscription agreement, our Company completed a private placement (the “First Tranche”) to one investor for an aggregate of 10,638,297 units at a price of $0.47 per unit, for total gross proceeds of $5,000,000. Each unit is comprised of one common share, one common share purchase warrant (“Whole Warrant”) and 0.188000015 of one common share purchase warrant (“Additional Fractional Warrant”). Each Whole Warrant entitles the holder to purchase one common share at a price of $0.71 per common share for a period of three years from the date of closing. Each Additional Fractional Warrant entitles the holder to purchase 0.188000015 of one common share at a price of $0.95 for a period of three years from the date of closing. The Whole Warrants and the Additional Fractional Warrants expire on August 14, 2011. The units were issued pursuant to Regulation S under the 1933 Act, as amended. In connection with the First Tranche, the same investor has agreed to purchase additional securities of our Company (the “Second Tranche”) for gross proceeds of another $5,000,000. Such securities are expected to consist of units that will be substantially similar to the Units above, except that the purchase price of the securities to be issued in the Second Tranche is expected to be the lesser of (i) $0.75 per unit and (ii) the 30-day volume weighted average closing trading price of our common shares, measured as of the close of trading on October 30, 2008, less a 10% discount provided that the purchase price for such securities shall not be less than $0.40 per unit. Each full warrant issued as part of the Second Tranche is expected to be exercisable at a price that is 1.5 times the price at which the units will be issued in the Second Tranche, and each additional fractional warrant is expected to be exercisable at a price per whole Common Share that is 2 times the price at which the units will be issued in the Second Tranche.

On October 31, 2008, pursuant to a subscription agreement dated August 14, 2008 and effective October 31, 2008, we closed the second tranche of a private placement (the “Second Tranche”) to one investor (the “Subscriber”) of an aggregate of 12,500,000 units (“Units”) at a price of US$0.40 per Unit, for total gross proceeds of US$5,000,000. Each Unit is comprised of one (1) common share (“Common Share”), one (1) Common Share purchase warrant (“Whole Warrant”) and 0.16 of one Common Share purchase warrant (“Additional Fractional Warrant”). Each Whole Warrant entitles the holder to purchase one (1) Common Share at a price of US$0.60 per Common Share for a period of three years from the date of closing. Each Additional Fractional Warrant entitles the holder to purchase 0.16 of one Common Share at a price of US$0.80 for a period of three years from the date of closing. The Whole Warrants and the Additional Fractional Warrants expire on October 31, 2011. The units were issued pursuant to Regulation S under the Securities Act of 1933, as amended.

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

Subsequent Events Not Reported on Form 8-K during this quarter covered by this report

On February 23, 2006 pursuant to an option agreement our Company entered into on June 7, 2005, our Company issued 4,707,750 Deep Well common shares in exchange for 156,925 of the outstanding preferred shares of Northern. The common shares were issued pursuant to Section 4(2) of the 1933 Act.

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
4.1
Form of Warrant issued pursuant to the Subscription Agreement dated January 13, 2006 by and among our Company with three investors related to the Private Placement offering, and Debt Settlement Agreement, filed with Form 8-K on March 6, 2006, and incorporated herein by reference.

10.1
Exchange Agreement between our Company and Mikwec Energy Canada Limited (now known as Northern Alberta Oil Ltd.), dated as of July 8, 2004, and filed with Form 8-K on November 5, 2004 and incorporated herein by reference.

10.2	Form of Amending Agreement dated as of April 25, 2005, filed with Form 8-K on June 10, 2005, and incorporated herein by reference.
10.3	Form of Termination, Option and Put Agreement, filed with Form 8-K on June 10, 2005, and incorporated herein by reference.
10.4
Form of Subscription Agreement dated January 13, 2006 by and among our Company with three investors related to the Private Placement offering, and Debt Settlement Agreement, filed with Form 8-K on March 6, 2006, and incorporated herein by reference.

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

DEEP WELL OIL & GAS, INC.

By	/s/ Horst A. Schmid
Dr. Horst A. Schmid
Chief Executive Officer and President
(Principal Executive Officer)

Date	November 7, 2008

By	/s/ Curtis Sparrow
Mr. Curtis Sparrow
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date	November 7, 2008