Form 10-Q
period 2006-06-30
DEEP WELL OIL & GAS INC
filed 2008-11-13
CIK 869495

`

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

or

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
(Exploration Stage Company)
(Unaudited)
Consolidated Balance Sheets
June 30, 2006 and September 30, 2006
	June 30,	September 30,
	2006	2005
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$48,163	$135,879
Accounts receivable	48,993	48,727
Prepaid expenses	67,958	27,901
	165,114	212,507

Loans receivable - related parties (Note 7)	75,892	11,604
Oil and gas properties (Note 3)	4,353,826	5,315,252
Equipment net of depreciation (Note 4)	3,599	602

	$4,598,431	$5,539,965

LIABILITIES
Current Liabilities
Accounts payable	$112,506	$211,716
Accounts payable - related parties (Note 7)	322,664	224,247
Notes and accrued interest payable (Note 5)	11,250	43,160
	446,420	479,123

Loan payable (Note 8)	287,418	285,958
Convertible debenture and accrued interest (Note 6)	-	1,021,463

	733,838	1,786,544

SHAREHOLDERS’ EQUITY
Common Stock:
Authorized: 300,000,000 shares at $0.001 par value
Issued and outstanding: 62,829,289 shares
(September 2005 - 52,031,289) (Note 9)	62,829	52,031
Additional paid in capital	6,359,964	3,512,054
Capital stock subscriptions received 5,400,003 shares	739,827	2,027,639
(2005 - 12,975,000 shares)
Deficit (dated September 10, 2003)	(3,298,027)	(1,838,303)
	3,864,593	3,753,421
	$4,598,431	$5,539,965

See accompanying notes to the financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
(Unaudited)
Consolidated Statement of Operations
For the Three and Nine Months Ended June 30, 2006 and 2005 and the Period September 10, 2003 (Inception of Exploration Stage) to June 30, 2006

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Nine Months Ended June 30, 2006	Nine Months Ended June 30, 2005	September 10, 2003 to June 30, 2006

Revenue	$-	$-	$-	$-	$-

Expenses
Administrative	333,428	151,060	964,293	598,842	2,730,909
Stock based compensation	124,132	-	495,076	-	495,076

Net loss from operations	(457,560)	(151,060)	(1,459,369)	(598,842)	(3,225,985)

Other income and expenses
Interest income	591	11,710	2,456	13,270	15,934
Interest expense	-	(24,390)	(2,811)	(76,327)	(112,842)
Settlement of debt	-	-	-	-	24,866

	591	(12,680)	(355)	(63,057)	(72,042)

Net loss	$(456,969)	$(163,740)	$(1,459,724)	$(661,899)	(3,298,027)

Net Loss Per Common Share
Basic and diluted	$(0.01)	$(0.00)	$(0.03)	$(0.02)

Weighted Average Outstanding
Shares - stated in 1,000’s
Basic	60,498	37,714	57,468	33,540

See accompanying notes to the financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
(Unaudited)
Consolidated Statement of Shareholders’ Equity
For the Period September 10, 2003 (Inception of Exploration Stage) to June 30, 2006

	Common Shares			Capital
			Additional	Stock
			Paid in	Subscriptions	Accumulated
	Shares	Amount	Capital	Received	Deficit	Total

Balance at
September 10, 2003	991,912	$992	$(992)	$-	$-	$-

Issuance of common stock
pursuant to bankruptcy
agreement September 10, 2003	36,019,556	36,019	13,981	-	-	50,000

Net operating loss for
the period September 10
to September 30, 2003	-	-	-	-	(50,000)	(50,000)

Return and cancellation
of common shares	(5,775,000)	(5,775)	5,775	-	-	-

Net operating loss for the
year ended September 30, 2004	-	-	-	-	(525,754)	(525,754)

Balance at
September 30, 2004 (Audited)	31,236,468	31,236	18,764	-	(575,754)	(575,754)

Issuance of common stock
Private placement March 10, 2005
- Shares	1,875,000	1,875	527,940	-	-	529,815
- Warrants (787,500) (Note 9)	-	-	205,185	-	-	205,185
Share exchange June 7, 2005
- Shares	18,208,875	18,209	2,476,497	-	-	2,494,706
- Conversion rights of preferred
shares of subsidiary	-	-	-	1,777,639	-	1,777,639
Private placement August 12, 2005
- Shares	710,946	711	151,638	-	-	152,349
- Warrants (710,946) (Note 9)	-	-	132,030	-	-	132,030

Common stock subscription received	-	-	-	250,000	-	250,000

Net operating loss for the
year ended September 30, 2005	-	-	-	-	(1,262,549)	(1,262,549)

Balance at September 30, 2005 (Audited)	52,031,289	52,031	3,512,054	2,027,639	(1,838,303)	3,753,421

See accompanying notes to the financial statement

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
(Unaudited)
Consolidated Statement of Shareholders’ Equity (Continued)
For the Period September 10, 2003 (Inception of Exploration Stage) to June 30, 2006

	Common Shares			Capital
			Additional	Stock
			Paid in	Subscriptions	Accumulated
	Shares	Amount	Capital	Received	Deficit	Total

Balance carried forward
September 30, 2005	52,031,289	52,031	3,512,054	2,027,639	(1,838,303)	3,753,421

Issuance of common stock
Private placement October 11, 2005
- Shares	3,150,000	3,150	667,266	(250,000)	-	420,416
- Warrants (3,150,000)	-	-	553,584	-	-	553,584

Options granted for services	-	-	217,486	-	-	217,486

Net loss for the period	-	-	-	-	(542,708)	(542,708)

Balance at December 31, 2005	55,181,289	55,181	4,950,390	1,777,639	(2,381,011)	4,402,199

Issuance of common stock
Private placement January 13, 2006
- Shares	73,000	73	55,345	-	-	55,418
- Warrants (73,000)	-	-	46,402	-	-	46,402

Exercise option agreement
February 23, 2006	4,707,750	4,708	640,277	(644,985)	-	-

Options granted for service	-	-	153,458	-	-	153,458

Net loss for the period	-	-	-	-	(460,047)	(460,047)

Balance at March 31, 2006	59,962,039	59,962	5,845,872	1,132,654	(2,841,058)	4,197,430

Exercise option agreement June 13, 2006	2,867,250	2,867	389,960	(392,827)	-	-

Options granted for services	-	-	124,132	-	-	124,132

Net loss for the period	-	-	-	-	(456,969)	(456,969)

Balance at June 30, 2006	62,829,289	$62,829	$6,359,964	$739,827	$(3,298,027)	$3,864,593

See accompanying notes to the financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
(Unaudited)
Consolidated Statement of Cash Flows
For the Nine Months Ended June 30, 2006 and 2005 and the Period September 10, 2003 (Inception of Exploration Stage) to June 30, 2006

	Nine Months	Nine Months	September 10,
	Ended	Ended	2003 to
	June 30,	June 30,	June 30,
	2006	2005	2006

Cash Provided by (Used in):

Operating Activities
Net loss	$(1,459,724)	$(661,899)	$(3,298,027)
Items not affecting cash:
Stock based compensation	495,076	-	495,076
Commission withheld from loans proceeds	-	-	121,000
Amortization	640	-	640
Bad debts	-	-	170,084
Net changes in non-cash working capital (Note 10)	(41,116)	169,971	144,706

	(1,005,124)	(491,928)	(2,366,521)

Investing Activities
Loan payable	1,460	190,504	275,864
Loan advance - related parties	(64,288)	(917,547)	(887,638)
Purchase of equipment	(3,637)	-	(3,970)
Return of costs from farmout agreement	961,426	-	961,426
Purchase of oil and gas properties	-	-	(111,392)
Cash from acquisition of subsidiaries	-	11,141	11,141

	894,961	(715,902)	245,431

Financing Activities
Note payable - advance (repayment)	(31,910)	12,022	(100,056)
Debenture repayment	(1,021,463)	(5,156)	(1,004,890)
Proceeds from issuance of common stock	1,075,820	735,000	2,395,199
Proceeds from debenture net of commission	-	-	879,000

	22,447	741,866	2,169,253

Increase (decrease) in cash and cash equivalents	(87,716)	(465,964)	48,163

Cash and cash equivalents, beginning of period	135,879	499,765	-

Cash and cash equivalents, end of period	$48,163	$33,801	$48,163

Supplemental Cash Flow Information:
Interest expense	$2,811	$76,327	$112,842

See accompanying notes to the financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
(naudited)
Notes to the Consolidated Financial Statements
June 30, 2006

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

Upon emergence from Chapter 11 proceedings, Deep Well adopted fresh-start reporting in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (SOP 90-7). In connection with the adoption of fresh-start reporting, a new entity was deemed created for financial reporting purposes. For financial reporting purposes, Deep Well adopted the provisions of fresh-start reporting effective September 10, 2003. All periods presented prior to September 10, 2003, including the financial information contained in these financial statements, reflect the predecessor company. In adopting the requirements of fresh-start reporting as of September 10, 2003, the company was required to value its assets and liabilities at fair value and eliminate any accumulated deficit as of September 10, 2003. Deep Well emerged from Chapter 11 proceedings with no assets and liabilities pursuant to the Bankruptcy Order. Because the current business, heavy oil and gas exploration, has no relevance to the predecessor company, there is no basis for financial comparisons between Deep Well's current operations and the predecessor company.

This report has been prepared showing the name "Deep Well Oil & Gas, Inc. (and Subsidiar)" (“the Company”) and the post split common stock, with $0.001 par value, from inception. The accumulated deficit has been restated to zero and dated September 10, 2003, with the statement of operations to begin on that date.

Going Concern

The accompanying audited financial statements have been prepared on a going concern basis, which anticipates the realization of assets and the liquidation of liabilities during the normal course of operations. However, as shown in these consolidated financial statements, the Company during the period ended June 30, 2006, incurred a net loss of $1,459,724, although as of that date the Company’s total assets exceeded its total liabilities by $3,864,593. In addition, the Company has an accumulated deficit of $3,298,027. These factors raise doubt about the Company’s ability to continue as a going concern if changes in operations are not forthcoming.

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the information contained therein. However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year. It is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended September 30, 2005.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Deep Well Oil & Gas, Inc. and it’s subsidiaries Northern Alberta Oil Ltd. and Deep Well Oil & Gas (Alberta) Ltd. All significant intercompany accounts have been eliminated upon consolidation.

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

Financial Instruments

Fair Values

The fair values of the Company's accounts receivables, loan receivable - related parties, accounts payable, accounts payable - related parties, note and accrued interest payable, convertible debenture and accrued interest, and loan payable, approximate their carrying values due to the short-term nature of these financial instruments.

Interest Rate Price Risk

The interest rate price risk is due to fixed interest rates on the convertible debenture and loan payable.

Foreign Currency Translation

The functional currency of the Canadian subsidiaries is the United States dollar, however the Canadian subsidiaries transact in Canadian dollars. Consequently, monetary assets and liabilities are remeasured into United States dollars a the exchange rate on the balance sheet date and non-monetary items are remeasured at the rate of exchange in effect when the assets are acquired or obligations incurred. Revenues and expenses are remeasured at the average exchange rate prevailing during the period. Foreign currency transaction gains and losses are included in results of operations.

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

3. Oil and Gas Properties

The Company has acquired an 80% interest in certain oil and gas properties which, after a farmout agreement entered into on February 25, 2005, the Company's interestwas reduced to 40% on 12 sections as described below in the November 26, 2007 settlement. These certain properties are located in North Central Alberta, Canada with a life of 15 years for $5,315,252. The terms include certain commitments related to oil sand leases which require the payments of rents as long as the leases are non-producing. As of now, the payments due in Canadian dollars under this commitment are as follows:

2006	$11,290
2007	$45,158
2008	$43,008
2009	$43,008
Subsequent	$409,293

The Government of Alberta owns this land and the Company has acquired the rights to perform oil and gas activities on these lands. These leases are for 15 years and if the Company meets the conditions of the 15-year leases the Company will then be permitted to drill on and produce oil from the land into perpetuity. These conditions give the Company until the expiration of the leases to meet the following requirements:

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

This consists of comparing the carrying value of the asset with the asset's expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows represent management's best estimate based on reasonable and supportable assumptions. Proven oil and gas properties are reviewed for impairment on a field-by-field basis. In addition, management evaluates the carrying value of non-producing properties and may deem them impaired for lack of drilling activities. No impairment losses were recognized for the nine months ended June 30, 2006 (2005 - $nil).

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

On November 15, 2005, the Company and its subsidiary entered into an agreement to amend a farmout agreement with Signet Energy Inc. (“Signet”), a private company owned by Surge Global Energy, Inc. (“Surge”). Under this new amended farmout agreement, Signet Energy Inc., as operator, assumed the farmout obligations, including completing, at its expense, the drilling of 10 wells to earn up to a 40% working interest in the Sawn Lake Oil Sands Project.

On November 15, 2005, as part of the settlement of a legal action, the Company, and its subsidiary, and Surge, agreed to amend a farmout agreement signed on February 25, 2005, between the Company, and Surge that had previously been terminated by the Company (disclosed on Form 8-K on September 29, 2005). The amendments to the agreement provided that: (1) all conditions of the farmout agreement will be deemed to have been satisfied on September 25, 2005; (2) the earning period (i.e. the period during which Signet has to drill 10 wells) under the agreement will be extended until February 25, 2008; (3) Signet will have until September 25, 2006 to drill an option well; (4) an additional 6.5 sections of land will be added to the land subject to the agreement; (5) Signet will pay the Company $1,000,000 on November 15, 2005, in satisfaction of the prospect fee outstanding instead of after drilling the second well as stated in the farmout agreement; and (6) no shares of Surge will be issued to the Company. Instead, the Company or its subsidiaries will receive 7,550,000 common shares of Signet Energy Inc.

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

On November 26, 2007, the Company entered into a settlement with Signet and Andora Energy Corporation and resolved their differences and certain collateral matters. The settlement includes but is not limited to:

a)	The Farmout Agreement dated February 25, 2005, being effectively terminated concurrently with the execution of the settlement in regards to the Settlement Agreement;

b)	Signet being regarded as having earned an 40% working interest in a total of twelve sections;

c)	Signet will reconvey registered title to 57.5 unearned sections of the Farmout Lands, as defined in the Farmout Agreement, back to the Company.

4.	Equipment

	June 30, 2006			September 30,
				2005
		Accumulated	Net Book	Net Book
	Cost	Amortization	Value	Value

Equipment	$3,971	$439	$3,532	$333
Software	268	201	67	269

	$4,238	$640	$3,599	$602

5. Note and Accrued Interest Payable

The Company has loans outstanding of $11,250 (2005 - $43,160) due on demand bearing interest at 12%, which includes accrued interest payable to June 30, 2006.

6. Convertible Debenture and Accrued Interest

	June 30,	September 30,
	2006	2005

Convertible debenture and accrued interest	$-	$1,021,463

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

7. Significant Transactions With Related Parties

Accounts payable - related parties of $322,664 (2005 - $224,247) results from directors’ fees and expenses paid for by the Company. Account payable - related parties are unsecured, non-interest bearing and have no fixed terms of repayment.

The Company has demand loans due from related parties of $75,892 (2005 - $11,604), which bear no interest.

Officers, directors, their families, and their controlled entities have acquired 6.7% of the Company's outstanding common capital stock.

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
The warrants outstanding as of June 30, 2006 were 4,721,446. There is no value assigned to these warrants.

10. Changes in Non-Cash Working Capital

	Nine Months	Nine Months
	Ended	Ended
	June 30, 2006	June 30, 2005

Accounts receivable	$(266)	$(30,633)
Prepaid expenses	(40,057)	5,519
Accounts payable	(793)	195,085
	$(41,116)	$169,971

11. Subsequent Event

Sales of Unregistered Securities

On July 28, 2006, a warrant holder of the Company acquired 100,000 common shares upon exercising warrants, at an exercise price of $0.60 per common share for $60,000.

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

On November 28, 2005, the Company granted its directors Horst A. Schmid and Curtis Sparrow options to purchase 375,000 shares each of common stock at an exercise price of $0.71 per share 175,000 vesting immediately and the remaining vesting one-half on February 6, 2006, and one-half on February 6, 2007, with a five-year life.

On November 28, 2005, the Company granted a director of a subsidiary of the Company, Moses Ling, options to purchase 187,500 shares each of common stock at an exercise price of $0.71 per share 37,500 vesting immediately and the remaining vesting one-third on June 6, 2006, one-third on June 6, 2007 and one-third on June 6, 2008, with a five-year life.

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

There were no stock options granted in 2005 and therefore no share based compensation expenses were recorded in 2005. For the period ended June 30, 2006, the Company recorded $495,076 of compensation expense based on its use of the Black Scholes model to estimate the grant-date fair value of these unit option awards. No options were exercised during the period ended June 30, 2006, therefore, the intrinsic value of the options exercised during the period, October 1, 2005 to June 30, 2006 is nil. As of June 30, 2006, there was a total of $281,760 of unrecognized compensation cost related to the non-vested portion of these unit option awards. At June 30, 2006, this cost was expected to recognize over a weighted-average period of 4.41 years. Compensation expense is based upon straight-line amortization of the grant-date fair value over the vesting period of the underlying unit option. Since the Company is a relatively new public company and has minimal trading history, it has used an estimated volatility of approximately 162% for the period June 30, 2006, based on the trading history available.

	Shares Underlying Options Outstanding			Shares Underlying Options Exercisable
Range of Exercise Prices	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price

$0.71 at June 30, 2006	2,857,500	4.41	$0.71	987,500	$0.71

The aggregate intrinsic value of exercisable options as of June 30, 2006, was $2,152,750.

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

June 30, 2006

Average risk-free interest rates	4.32%
Average expected life (in years)	5
Volatility	162%

The following is a summary of stock option activity for the period ended June 30, 2006:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Market Value

Balance, September 30, 2005	-	$-	$-
Options forfeited	-	-	-
Options granted	2,857,500	0.71	2.89
Options exercised	-	-	-

Balance, June 30, 2006	2,857,500	$0.71	$2.89

Exercisable, June 30, 2006	987,500	$0.71	$2.89

The following table summarizes the status of the Company’s non-vested stock options since October 1, 2005:

	Non-Vested Options
	Number of Shares	Weighted Average Exercise Price

Non-vested at October 1, 2005	-	$-
Granted	2,857,500	0.71
Vested	987,500	0.71
Forfeited	-	-

Non-vested at June 30, 2006	1,870,000	$0.71

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

15. Legal Actions

I.G.M. Resources Corp vs. Deep Well Oil & Gas, Inc., et al

On March 10, 2005, I.G.M. Resources Corp. ("the Plaintiff") filed against Classic Energy Inc., 979708 Alberta Ltd., Deep Well Oil & Gas, Inc., Nearshore Petroleum Corporation, Mr. Steven P. Gawne, Rebekah Gawne, Gawne Family Trust, 1089144 Alberta Ltd., John F. Brown, Diane Lynn McClaflin, Cassandra Doreen Brown, Elissa Alexandra Brown, Brown Family Trust, Priority Exploration Ltd., Northern Alberta Oil Ltd. and Gordon Skulmoski (the “Defendant”) a Statement of Claim in the Court of Queen's Bench of Alberta Judicial District of Calgary. This suit is a part of a series of lawsuits or actions undertaken by the Plaintiff against some of the other above defendants.

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
.

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

On August 14, 2008 our Company successfully raised $5,000,000 through a private placement offering for 10,638,297 common shares of our Company to one investor and we raised an additional $5,000,000 for another 12,500,000 additional common shares of our Company, which closed on October 31, 2008 with the same investor. With this private placement our Company has the funds anticipated to complete its near term business plan. For our long term operations we anticipate that, among other options, we will raise funds during the next twenty-four months through private placements of our common stock under exemptions from the registration requirements provided by Canadian, United States and state and provincial securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. We also note that if we issue more shares of our common stock, our stockholders may experience dilution in the percentage of their ownership of common stock. We may not be able to raise sufficient funding from stock sales for long term operations and if so, we may be forced to delay our business plans until adequate funding is obtained. We believe debt financing will not be an alternative for funding in the exploration stage of our Company due to the risky nature of business. The lack of tangible assets places debt financing for our Company beyond the credit-worthiness required by most lenders.

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

ITEM 3. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of our fiscal quarter ended June 30, 2006, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as amended, was carried out by our management with the participation of our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that as of the end of the reported quarter, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended June 30, 2006, there were changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In particular, during that fiscal quarter, we continued to implement our formalization and centralization of the accounts payable functions and multi-currency accounting software.

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

I.G.M. Resources Corp. vs. Deep Well Oil & Gas, Inc. et al

hereinafter referred to as “979708”), Deep Well Oil & Gas, Inc., Nearshore, Steven P. Gawne, Rebekah Gawne, Gawne Family Trust, 1089144 Alberta Ltd., John F. Brown, Diane Lynn McClaflin, Cassandra Doreen Brown, Elissa Alexandra Brown, Brown Family Trust, Priority Exploration Ltd., Northern Alberta Oil Ltd. and Gordon Skulmoski (the “Defendants”) a Statement of Claim in the Court of Queen’s Bench of Alberta Judicial District of Calgary. This suit is part of a series of lawsuits or actions undertaken by the Plaintiff against some of the other above-named Defendants.

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

Subsequent Events Not Reported on Form 8-K during this quarter covered by this report

On June 13, 2006, pursuant to an option agreement our Company entered into on June 7, 2005, our Company issued 2,867,250 Deep Well common shares in exchange for 95,575 of the outstanding preferred shares of Northern. The common shares were issued pursuant to Section 4(2) of the 1933 Act.

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

DEEP WELL OIL & GAS, INC.

By	/s/ Horst A. Schmid
Dr. Horst A. Schmid
Chief Executive Officer and President
(Principal Executive Officer)

Date	November 12, 2008

By	/s/ Curtis Sparrow
Mr. Curtis Sparrow
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date	November 12, 2008