Form 10KSB
period 2006-09-30
DEEP WELL OIL & GAS INC
filed 2008-12-17
CIK 869495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-KSB

(Mark One)
☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2006

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ________TO________

Commission File Number 0-24012

DEEP WELL OIL & GAS, INC.
(Formerly ALLIED DEVICES CORPORATION)
(Name of small business issuer in its charter)

Nevada	13-3087510
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 700, 10150 – 100 Street, Edmonton, Alberta, Canada	T5J 0P6
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (780) 409-8144

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

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

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common equity was sold on September 29, 2006 was $37,662,018.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☑

As of November 15, 2008, the Issuer had approximately 106,774,258 shares of common stock, $0.001 par value per share outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

TABLE OF CONTENTS

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

Bbl or Bbls – means barrel or barrels.

Bitumen – is a heavy, viscous form of crude oil that generally has an API gravity of less than 10 degrees.

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

Cyclic Steam Stimulation (hereinafter referred to as “CSS”) – is a thermal in situ recovery method, which consists of a three-stage process involving high-pressure steam injected into the formation for several weeks. The heat softens the oil while the water vapor helps to dilute and separate the oil from the sand grains. The pressure also creates channels and cracks through which the oil can flow   more easily to the well. When a portion of the reservoir is thoroughly saturated, the steam is turned off and the reservoir “soaks” for several weeks. This is followed by the production phase, when the oil flows, or is pumped, up the same wells to the surface. When production rates decline, another cycle of steam injection begins. This process is sometimes called “huff-and-puff” recovery.

Darcy (Darcies) – a measure of rock permeability (i.e., the degree to which natural gas and crude oil can move through the rocks).

Density – the heaviness of crude oil, indicating the proportion of large, carbon-rich molecules, generally measured in kilograms per cubic metre (kg/m3) or degrees on the American Petroleum Institute (API) gravity scale.

Development Well – is a well drilled within a proven area of a natural gas or oil reservoir to the depth of a stratigraphic horizon known to be productive.

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

Drill String – the column, or string, of drill pipe with attached tool joints that transmits fluid and rotational power from the kelly to the drill collars and the bit. Often, the term is loosely applied to include both drill pipe and drill collars.

Enhanced Oil Recovery – any method that increases oil production by using techniques or materials that are not part of normal pressure maintenance or water flooding operations. For example, natural gas can be injected into a reservoir to “enhance” or increase oil production.

Exploratory Well – is a well drilled to find and produce natural gas or oil in an unproven area, to find a new reservoir in a field previously found to be productive of natural gas or oil in another reservoir, or to extend a known reservoir.

Farmout – an arrangement whereby the owner (the “Farmor”) of a lease assigns some portion (or all) of the lease(s) to another company (the “Farmee”) for drilling in return for the Farmee paying for the drilling on at least some portion of the lease(s) under the Farmout.

Gross Acre/Hectare – a gross acre is an acre in which a working interest is owned. 1 acre = 0.404685 hectares.

Heavy Oil – oil having an API gravity less than 22.3 degrees.

Horizontal Well – the drilling of a well that deviates from the vertical and travels horizontally through a producing layer.

In situ – In the Oil Sands context, In situ methods, In situ means “in place” in Latin, such as SAGD or CSS through horizontal or vertical wells are required if the oil sands deposits are too deep to mine from the surface.

Lease – a legal document giving an operator the right to drill for or produce oil or gas; also, the land on which a lease has been obtained.

Light Crude Oil – liquid petroleum which has a low density and flows freely at room temperature. Also called conventional oil, has an API gravity of at least 22 degrees and a viscosity less than 100 centipoise (cP).

Net Acre/Hectare – a net acre is the result that is obtained when fractional ownership working interest is multiplied by gross acres.

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

SEC – means United States Securities and Exchange Commission.

Section – in reference to a parcel of land, meaning an area of land comprising approximately 640 acres.

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

Thermal Recovery – a type of improved recovery in which heat is introduced into a reservoir to lower the viscosity of heavy oils and to facilitate their flow into producing wells. The pay zone may be heated by injecting steam (steam drive) or by injecting air and burning a portion of the oil in place (in situ combustion).

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

CURRENCY EXCHANGE RATES

Our functional currency is the US dollar, therefore our accounts are reported in United States dollars. However, our Canadian subsidiaries maintain their accounts and records in Canadian currency (“Cdn”). Therefore, all dollar amounts herein are stated in United States dollars except where otherwise indicated.

The following table sets forth the rates of exchange for Canadian dollars per US$1.00 in effect at the end of the following periods and the average rates of exchange during such periods, based on the Bank of Canada average noon spot rate of exchange.

Year ending September 30,	2008	2007	2006	2005	2004

Rate at end of year	1.0599	$0.9963	$1.1153	$1.1611	$1.2639
Average rate for the year	1.0107	$1.1132	$1.1425	$1.2231	$1.3251

Unless the context indicates another meaning, the terms the “Company”, “we”, “us” and “our” refer to Deep Well Oil & Gas, Inc. and its subsidiaries. For definitions of some terms used throughout this report, see “Glossary and Abbreviations”.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-KSB, including all referenced exhibits, may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, projected costs and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “believe,” “plan”, “future”, “strategy”, or “continue”, or the negative thereof or variations thereon or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Various factors could cause actual results to differ materially from those expressed in the forward-looking statements, including those described in but not limited to “Risk Factors” in this Form 10-KSB. We caution readers not to place reliance on such statements. Unless otherwise required by applicable law, we assume no obligations to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors. Also see “forward-looking statements” under item 6 Management’s Discussion and Analysis or Plan of Operations elsewhere in this Annual Report on form 10-KSB.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

General Overview

We are an emerging independent junior oil and gas exploration and development company headquartered in Edmonton, Alberta, Canada. Our immediate corporate focus is to develop the existing land base that we presently own in the Peace River Oil Sands area in North Central Alberta. Our principal office is located at Suite 700, 10150 – 100 Street, Edmonton, Alberta T5J 0P6, our telephone number is (780) 409-8144 and our fax number is (780) 409-8146. Deep Well Oil & Gas, Inc. is a Nevada corporation and trades on the pink sheets under the symbol DWOG. We maintain a website at www.deepwelloil.com.

Business Development

Deep Well Oil & Gas, Inc. (hereinafter referred to as “Deep Well”) was originally incorporated on July 18, 1988 under the laws of the state of Nevada as Worldwide Stock Transfer, Inc. On October 25, 1990, Worldwide Stock Transfer, Inc. changed its name to Illustrious Mergers, Inc. On June 18, 1991, a company known as Allied Devices Corporation was merged with and into Illustrious Mergers, Inc. and its name was at that time changed to Allied Devices Corporation. On August 19, 1996, a company called Absolute Precision, Inc. was merged with and into Allied Devices Corporation and it retained its name as Allied Devices Corporation.

On February 19, 2003, Deep Well’s predecessor company, Allied Devices Corporation, filed a Petition for Relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court in and for the Eastern District of New York titled In re: Allied Devices Corporation, et al., Chapter 11, Case No. 03-80962-511 (“the Bankruptcy Action”).

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

On August 18, 2004, Deep Well and Pan Orient Energy Corp. (formerly known as Maxen Petroleum Inc. hereinafter referred to as “Pan Orient”) jointly participated in a public offering of Crown Oil Sands Rights held by the Alberta Department of Energy, in which the joint parties successfully bid on 3 Peace River Oil Sands Development leases for a total of 31 sections covering 19,609 gross acres (7,936 gross hectares). Deep Well acquired an undivided 80% working interest and Pan Orient acquired an undivided 20% working interest in the joint property.

On June 7, 2005, Deep Well acquired 100% of the common shares of Northern Alberta Oil Ltd. (formerly known as Mikwec Energy Canada, Ltd., hereinafter referred to as “Northern”) in exchange for 18,208,875 shares of Deep Well’s common stock. Under the terms of the agreement, Deep Well acquired one hundred percent (100%) of Northern’s issued and outstanding common stock and obtained exclusive options to acquire one hundred percent (100%) of Northern’s preferred stock. The agreement provided that one hundred percent (100%) of Northern’s common and preferred shareholders would exchange their Northern shares for newly issued shares of Deep Well’s restricted common stock. Deep Well, through its acquisition of Northern, acquired a net 80% working interest in 3 Peace River Oil Sands Development leases, 1 Oil Sands permit and 1 Petroleum and Natural Gas License for a total of 38.5 sections covering 24,354 gross acres (9,856 gross hectares). Through this acquisition we have more than doubled our acreage position in the Peace River Oil Sands to 43,964 gross acres (17,792 gross hectares). Of the total acreage, 6.5 sections are classified as the Oil Sands Permit and Petroleum and Natural Gas License and were held by an injunction related to a court proceeding involving Classic Energy Inc., (hereinafter referred to as “Classic”), the company Northern acquired this acreage from. The permit and license have now been released and as of November 15, 2005, were transferred to Northern.

On June 29, 2005, pursuant to the authority contained in the Nevada Revised Statutes and Section 3.11 of the Bylaws of our Company, a new Board of Directors was elected by written consent of a majority of shareholders. The newly elected Board of Directors are Dr. Horst A. Schmid, Mr. Cyrus Spaulding, and Mr. Donald E. H. Jones.

On June 29, 2005, Mr. Curtis J. Sparrow was added back to the Board of Directors. At this time Dr. Horst A. Schmid replaced Mr. Steven P. Gawne as Chief Executive Officer and President and Mr. Curtis J. Sparrow continued as Corporate Secretary, Treasurer and Chief Financial Officer of Deep Well.

On September 15, 2005, Deep Well Oil & Gas (Alberta) Ltd. (hereinafter referred to as “Deep Well Alberta”), a 100% wholly owned subsidiary company of Deep Well, was incorporated in the province of Alberta, Canada.  Deep Well Alberta was incorporated in order to hold Deep Well’s Canadian oil sands leases other than the oil sands leases already held by Northern. At the time Deep Well owned 100% of the 6,069,625 issued common shares of Northern but not the preferred shares of Northern. However, on June 7, 2005, the day Deep Well acquired the common shares of Northern, Deep Well entered into option agreements with the preferred shareholders of Northern to acquire 100% of the 432,500 Northern preferred shares in exchange for Deep Well shares. Deep Well acquired the last of the preferred shares of Northern on April 4, 2007, resulting in Northern now being a wholly owned subsidiary of Deep Well.

On April 2, 2006, the directors of Deep Well elected Mr. David Roff to the Board of Directors. Mr. Roff accepted the position on April 3, 2006. Mr. Roff was formerly the President and sole Director of Deep Well from September 10, 2003 until his resignation on February 6, 2004.

On April 2, 2008, our Company participated in a public offering of Crown Petroleum and Natural Gas Rights held by the Alberta Department of Energy, in which the Company successfully bid on 1 Petroleum and Natural Gas Rights parcel covering 3,795 gross acres (1,536 gross hectares) for a total of 6 sections in the Ochre area located in the Peace River Oil Sands of Alberta. Our Company acquired an undivided 100% working interest in these 6 sections located in the Peace River Oil Sands area, approximately 14 miles west of our Sawn Lake properties, increasing our land holdings in the Peace River area by 8%.

On August 20, 2008, the directors of Deep Well elected Mr. Malik Youyou to the Board of Directors. Mr. Youyou accepted the position on August 20, 2008.

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

Operations

Sawn Lake Heavy Oil Sands Project:

We currently own an 80% working interest in 51 contiguous sections of oil sands development leases, a 40% working interest in an additional 12 sections of oil sands development leases, an 80% working interest in 6.5 sections of oil sands permits and a 100% working interest in 6 sections of a Petroleum and Natural Gas License in the Peace River oil sands in North Central Alberta. The leases, permits and Petroleum and Natural Gas License cover 47,759 gross acres (19,328 gross hectares). Because of the earlier exploration for conventional crude oil, other operators targeting the deeper Slave Point Formation have previously drilled in some areas of our lands. We were able to benefit from data collected by others pertaining to the drilling of more than seventy-five wells that penetrated the Bluesky Formation heavy oil reservoir.

On April 26, 2004, Northern signed a Joint Operating Agreement with Pan Orient to provide for the manner of conducting operations on 3 Peace River oil sands development leases, totaling 32 sections. The 32 sections were acquired jointly on April 23, 2004, with Northern having an 80% working interest and Pan Orient having a 20% working interest in the joint lands.

On December 9, 2004, Deep Well signed a Joint Operating Agreement with 1132559 Alberta Ltd. (hereinafter referred to as “1132559”) under which 1132559 acknowledged the terms under which their 10% working interest acquired from Pan Orient, in the joint lands covering 3 Peace River oil sands development leases totalling 31 sections, would be governed.

On February 25, 2005, Deep Well and Northern signed a Farmout Agreement (hereinafter referred to as the “Farmout Agreement”) with Surge Global Energy, Inc. (hereinafter referred to as “Surge US”) and Signet Energy Inc. (formerly known as Surge Global Energy Canada Ltd., and hereinafter referred to as “Signet”) (collectively, “Surge”). Signet subsequently merged with 1350826 Alberta Ltd. a wholly owned subsidiary of Andora Energy Corporation (hereinafter referred to as “Andora”, Pan Orient owns 55.4% of the outstanding shares of Andora). This agreement allowed Surge to earn up to a 40% working interest in the farmout lands (50% of our share). Among other things the agreement called for Surge to drill 10 wells, pay $2,000,000 (less expenses related to a financing) as a prospect fee, payable as ninety percent (90%) to Northern and ten percent (10%) to Deep Well, and grant us, in the same proportions, 33.33% of the shares of Surge US outstanding on the day the agreement was signed. On February 28, 2005, Deep Well, Northern and Surge also agreed that Deep Well would be responsible for the portion of the 6.5% royalty payable by Surge, if any, on lands earned under the February 25, 2005 Farmout Agreement. This liability could arise by virtue of a royalty agreement between Northern and Nearshore Petroleum Corporation (hereinafter referred to as “Nearshore”) dated December 12, 2003. And on February 28, 2005, Nearshore, Northern and Surge, mutually agreed that an area of exclusion between Nearshore and Northern was terminated effective February 17, 2005 since the area of exclusion could interfere with the area of mutual interest provisions in the Farmout Agreement with Surge. Nearshore is a private corporation incorporated in Alberta, Canada, and is owned and controlled by Mr. Steven P. Gawne and his wife, Mrs. Rebekah J. Gawne, who each own 50%. Mr. Steven P. Gawne was formerly the President, Chief Executive Officer and Director of Deep Well Oil & Gas, Inc. from February 6, 2004 to June 29, 2005. This obligation of our Company was further modified on November 26, 2007 where we would not be liable or obligated to pay any of this portion of the royalty due, if any, on the portion of the royalty acquired by Andora. Also on November 26, 2007, we entered into an agreement that, in addition to addressing other issues, terminated the Farmout Agreement and decided the final resolution of what  Signet earned from us under the Farmout Agreement.

On March 3, 2005, Deep Well, Northern and Surge mutually agreed by letter amending agreement to extend the payment of the prospect fee under Article 13 of the Farmout Agreement dated February 25, 2005, whereby Surge was granted an extension for payment of the prospect fee to the closing date of March 18, 2005.

On March 10, 2005, Deep Well, Northern and Surge mutually agreed by letter amending agreement that Surge US is only a party to the Farmout Agreement for the purposes of Article 14 of the Farmout Agreement dated February 25, 2005.

On March 10, 2005, Deep Well, Northern and Surge mutually agreed by letter amending agreement to establish a procedure whereby Signet is to be appointed as the Operator under the Existing Joint Operating Agreements in respect of all Farmout Lands in which Signet earns an interest pursuant to Article 7 of the Farmout Agreement dated February 25, 2005.

On July 14, 2005, our Company and Surge mutually agreed to amend the Farmout Agreement dated February 25, 2005 in order to extend the date to spud the first well until September 25, 2005.

On September 21, 2005, Signet was issued a permit by the Energy Resources Conservation Board (hereinafter referred to as “ERCB”) for a test well and on September 28, 2005, Signet began drilling our first well 1-36-091-13W5 (hereinafter referred to as “1-36”) at Sawn Lake, Alberta Canada. Signet did not spud the first well by the 25th of September 2005 and we noted them in default of the Farmout Agreement.

In October 2005, the ERCB granted our farmout partner and operator, Signet, an amendment to the original test well permit at Sawn Lake, Alberta Canada, to proceed with the drilling of our first well at Sawn Lake.

On November 15, 2005, as part of the settlement of the litigation as described in this report, we agreed to amend the Farmout Agreement signed on February 25, 2005, between our Company and Surge that had previously been terminated by Deep Well (as previously disclosed on Form 8-K on September 29, 2005). The amendments to the agreement provided that: 1.) all conditions of the Farmout Agreement will be deemed to have been satisfied on September 25, 2005; 2.) the earning period (the period during which Signet has to drill 10 wells) under the agreement will be extended until February 25, 2008; 3.) Signet will have until September 25, 2006 to drill an option well (the second well); 4.) an additional 6.5 sections of land will be added to the land subject to the agreement; 5.) Signet will pay Deep Well $1,000,000 on November 15, 2005 in satisfaction of the prospect fee outstanding instead of after drilling the second well as stated in the Farmout Agreement; and 6.) no shares of Surge US will be issued to Deep Well or Northern, instead we will receive 7,550,000 common shares of Signet, a private subsidiary company of Surge US.

On July 17, 2006, Signet had been issued the required licenses by the Government of Alberta to drill the next 3 horizontal wells in the Bluesky Formation of the Sawn Lake Heavy Oil Sands project. The next 3 wells to be drilled are within less than one mile (1.6 km) of the first test well already drilled. These surface locations were 4-32-091-12W5 (hereinafter referred to as “4-32”), 7-30-091-12W5 (hereinafter referred to as “7-30”) and 13-29-091-12W5 (hereinafter referred to as “13-29”). Seismic and reservoir mapping were undertaken to be used to support and progress work on near and long-term plans of development for the Sawn Lake heavy oil project. For further information on drilling and results see “Present Activities” under Item 2 “Oil and Gas Properties” herein described in this report.

In October 2006, the 4-32 and 7-30 wells along with the 1-36 well were suspended. Signet had undertaken a mapping of the reservoir to assist in its delineation for any future development of the Sawn Lake property. The first three wells were drilled in the most heavily documented portion of the Sawn Lake lands. Although, as indicated by Signet, the preliminary results from the last 2 wells indicated a lack of cold flow production from well 4-32 and 7-30, the compartmentalized nature of the reservoir and varying characteristics of these compartments may show different results with further evaluation.  Our Company felt that the level of testing on these wells to determine their complete potential was deficient.

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

On September 11, 2007, we exercised our dissenting rights at Signet’s special meeting of shareholders held in Calgary, Alberta with respect to the amalgamation between Signet and Andora. Our Company reserves its right to file a Notice of Motion with the Court of Queen’s Bench of Alberta, Canada as a step towards enforcing our rights to dissent. On November 19, 2008, we entered into an arrangement whereby Deep Well’s subsidiaries, Deep Well Alberta and Northern, exchanged its 755,000 and 6,795,000 common shares of Signet respectively into 224,156 and 2,017,402 common shares of Andora respectively.

On October 1, 2007, we entered into a Consulting Agreement, effective September 20, 2007, with R.N. Dell Energy Ltd. whose primary consultant is Mr. Edward A. Howard, to assist us in the further exploitation and development of Deep Well’s Sawn Lake project. Mr. Howard is a Geologist and Palynologist with over 40 years of heavy oil experience.  Most recently Mr. Howard was Vice President Exploration and Development for Signet (recently acquired by Andora). Signet was the Farmee which had the right to earn acreage from Deep Well. Signet’s rights under the Farmout Agreement to drill to earn more acreage, have since expired and as of November 26, 2007 the Farmout Agreement has been terminated. At Signet, Mr. Howard was responsible for the planning and execution of the Sawn Lake drilling program.  Mr. Howard has also worked with several companies in the heavy oil sector including Sceptre Resources (taken over by CNRL) at their Tangleflags field and Shell Canada at their Peace River Project. Mr. Howard was credited with the discovery and early development of the first successful Steam Assisted Gravity Drainage heavy oil extraction project for Sceptre at the Tangleflags field.  While at Shell from 1967 to 1977, Mr. Howard was instrumental in developing Shell’s Peace River strategy from the early inception through to the Pilot Plant stage. This project continues to be one of the most successful in situ oil sands producers. Also, Mr. Howard has implemented noteworthy Cyclical Stream Simulation projects in Alberta.  Some of these projects have proven to increase primary and secondary recovery by 50% - 60%. Mr. Howard’s extensive experience with the primary and secondary recovery of heavy oil as well as his direct knowledge of the Peace River oil sands area, specifically the Sawn Lake project, will be of great benefit to Deep Well.

Effective October 15, 2007, our Company entered into a Consulting Agreement with Picoplat Consulting Inc. whose primary consultant is Mr. Ferdinand Brathwaite, to assist our Company in the exploitation and development of Deep Well’s Sawn Lake project. Mr. Brathwaite is an Engineering Technologist with substantial knowledge and expertise related to oil and gas recovery in the Western Sedimentary Basin. He was previously employed by HBOG as an engineering technologist and by Royal Bank’s Global Energy And Minerals Group, performing economic evaluations for both Canadian and U.S. oil and gas properties. He switched careers and managed a small computer business before returning to the oil and gas sector under contract with Encana Gas Storage Unit’s New Ventures Group in the search for gas storage reservoirs in the U.S. Subsequent to the sale of Encana’s Gas Storage Unit, Mr. Brathwaite consulted with Signet in it’s development department.

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

On September 10, 2008, the Energy Resources Conservation Board granted us 6 well licenses and our Company has secured a drilling contract with Precision Drilling. We plan to drill the first well in December 2008, weather permitting. Our Company expects to drill and production test 6 wells and possibly an optional 7th well over the next 12 months.

On November 19, 2008, we entered into an arrangement whereby Deep Well’s subsidiaries, Deep Well Alberta and Northern, exchanged its 755,000 and 6,795,000 common shares of Signet respectively into 224,156 and 2,017,402 common shares of Andora respectively.

On December 4, 2008 we successfully spudded the first well planned for our Sawn Lake Project. The location is located at 12-14-092-13W5 in Northern Alberta and is to be drilled to a vertical depth of 682 meters (2,238 feet). This well is still currently drilling. Another location is being prepared for the drilling rig, currently on the 12-14-092-13W5 well, to be moved over to the second well to be drilled. We are currently constructing our south access roads in preparation to drill the 3 southern wells located on our oil sands permit.

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

Market pricing for bitumen is seasonal with lower prices in and around the calendar year-end being the norm due to lower demand for asphalt and other bitumen-derived products. By necessity, bitumen is regularly blended with diluent in order to facilitate its transportation via pipeline to North American markets. As such, the effective field price for bitumen is also directly impacted by the input cost of the diluent required, the demand and price of which is also seasonal in nature (higher in winter as colder temperatures necessitate more diluent for transportation). Consequently, bitumen pricing is notoriously weak in and around December 31 and not reflective of the annual average realized price or the economics of the “business” overall. We have been advised that, to price bitumen, marketers apply formulas that take as a reference point the prices published for crude oil of particular qualities such as “Edmonton light”, “Lloydminster blend”, or the more internationally known “West Texas Intermediate” (hereinafter referred to as WTI). We also understand that the price of bitumen fluctuates widely during the course of a year, with the lowest prices typically occurring at the end of the calendar year because of decreased seasonal demand for asphalt and other bitumen-derived products coupled with higher prices for diluents added to facilitate pipeline transportation of bitumen.

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

Research and Development

We had no material research and development costs for the fiscal years ended September 30, 2006, 2005 and 2004.

Competition

We operate in a highly competitive environment, competing with major integrated and independent energy companies for desirable oil and natural gas properties as well as for the equipment, labour and materials required to develop and operate those properties. Many of our competitors have longer operating histories and substantially greater financial and other resources greater than ours. Many of these companies not only explore for and produce crude oil and natural gas, but also carry on refining operations and market petroleum and other products on a worldwide basis. Our larger competitors, by reason of their size and relative financial strength, can more easily access capital markets than we can and may enjoy a competitive advantage, whereas we may incur higher costs or be unable to acquire and develop desirable properties at costs we consider reasonable because of this competition. Larger competitors may be able to absorb the burden of any changes in laws and regulation in the jurisdictions in which we do business and handle longer periods of reduced prices of gas and oil more easily than we can. Our competitors may be able to pay more for productive oil and natural gas properties and may be able to define, evaluate, bid for and purchase a greater number of properties and prospects than we can. Our ability to acquire additional properties in the future will depend upon our ability to conduct efficient operations, evaluate and select suitable properties, implement advanced technologies and consummate transactions in a highly competitive environment.

Competitive conditions may be substantially affected by various forms of energy legislation and/or regulation considered from time to time by the government of Canada and other countries as well as factors that we cannot control, including international political conditions, overall levels of supply and demand for oil and gas, and the markets for synthetic fuels and alternative energy sources.

Canadian Government and Environmental Regulations

Our Business is Governed by Numerous Laws and Regulations at Various Levels of Government. These laws and regulations govern the operation and maintenance of our facilities, the discharge of materials into the environment and other environmental protection issues. Under these laws and regulations, we could be liable for personal injury, clean-up costs and other environmental and property damages as well as administrative, civil and criminal penalties. Our operator of the properties with activity on them maintains limited insurance coverage. We as operator will acquire insurance coverage on properties in which it intends to have activity on. Accordingly, we could be liable, or could be required to cease production on properties if environmental damage occurs. The costs of complying with environmental laws and regulations in the future may harm our business. Furthermore, future changes in environmental laws and regulations could occur that result in stricter standards and enforcement, larger fines and liability, and increased capital expenditures and operating costs, any of which could have a material adverse effect on our financial condition or results of operations.

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

Pricing and Marketing. The price of oil, natural gas and NGLs sold is determined by negotiation between buyers and sellers. An order from the National Energy Board (hereinafter referred to as “NEB”) is required for oil exports from Canada. Any oil export to be made pursuant to an export contract of longer than one year, in the case of light crude, and two years, in the case of heavy crude, requires an exporter to obtain an export license from the NEB. The issue of such a license requires the approval of the Government of Canada. Natural gas exported from Canada is also subject to similar regulation by the NEB. Natural gas exports for a term of less than two years, or for a term of two to twenty years in quantities of not more than 20,000 mcf per day, must be made pursuant to an NEB order. Any natural gas exports to be made pursuant to a contract of larger duration (to a maximum of 25 years) or in larger quantities require an exporter to obtain a license from the NEB, which requires the approval of the Government of Canada. Exporters are free to negotiate prices and other terms with purchasers provided that the export contracts meet certain criteria prescribed by the NEB. The governments of Alberta, British Columbia and Saskatchewan also regulate the volume of natural gas which may be removed from those provinces for consumption elsewhere based on such factors as reserve availability, transportation arrangements and market considerations.

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

Investment Canada Act. The Investment Canada Act requires notification and/or review by the Government of Canada in certain cases, including but not limited to, the acquisition of control of a Canadian Business by a non-Canadian. In certain circumstances, the acquisition of a working interest in a property which contains recoverable reserves will be treated as the acquisition of an interest in a “business” and may be subject to either notification or review, depending on the size of the interest being acquired and the asset size of the business.

Employees

We currently have three full-time employees and five prime subcontractors. For further information on our subcontractors see “Compensation Arrangements for Executive Officers” under item 10 “Executive Compensation” herein described in this report. We expect to hire from time to time more employees, independent consultants, and contractors during the stages of implementing our plans.

Royalty Agreements

Through the acquisition of Northern, our Company became a party to the following royalty agreement:

On December 12, 2003, Nearshore entered into a Royalty Agreement with Northern that potentially encumbers 3 oil sands development leases and 1 oil sands permit located within our Sawn Lake properties. Nearshore claims a 6.5% gross overriding royalty from Northern on the leased substances on the land interests in which Northern holds in the above 3 leases and permit. Nearshore is a private corporation incorporated in Alberta, Canada, and is owned and controlled by Mr. Steven P. Gawne and his wife, Mrs. Rebekah J. Gawne, who each own 50% of Nearshore. Mr. Steven P. Gawne was formerly the President, Chief Executive Officer and Director of Deep Well Oil & Gas, Inc. from February 6, 2004 to June 29, 2005.

Risk Factors

An investment in our common stock is speculative and involves a high degree of risk and uncertainty. You should carefully consider the risks described below, together with the other information contained in our reports filed with the SEC, including the consolidated financial statements and notes thereto of our Company before deciding to invest in our common stock. The risks described below are not the only ones facing our Company. Additional risks not presently known to us or that we presently consider immaterial may also adversely affect our Company. If any of the following risks occur, our business, financial condition and results of operations and the value of our common stock could be materially and adversely affected.

Any Development Of Our Resource Will Be Directly Affected By The New Royalty Regime For Alberta. In October 2007, the Government of Alberta unveiled a new royalty regime. Under the new royalty regime, the Government of Alberta will increase its royalty share from oil sands development by introducing price-sensitive formulas, both pre- and post-payout, rather than implementing an industry-wide tax on oil sands production. The base royalty will start at one per cent of gross bitumen revenue and will increase for every dollar the world oil price, as reflected by West Texas Intermediate (WTI) crude oil price, is priced above $55 per barrel, to a maximum of nine per cent when oil is priced at Cdn$120 or higher. The net royalty on oil sands will start at 25 percent and increase for every dollar the WTI crude oil is priced above Cdn$55 per barrel to 40 percent when the WTI crude oil is priced at Cdn$120 or higher. The government plans to adopt a permanent generic “bitumen valuation methodology” by June 30, 2008, after consulting with stakeholders and independent advisors. The government also plans to comprehensively and extensively review and tighten, if required, current rules and enforcement procedures to ensure that absolutely clear, transparent, auditable and appropriate definitions exist for oil sands projects and eligible expenditures. Currently, a royalty of one percent of gross bitumen revenue is payable prior to the payout of specified allowed costs, including certain exploration and development costs, operating costs and a return allowance. Once such allowed costs have been recovered, the applicable royalty is equivalent to the greater of 25% of net project revenue or 1% of gross revenue. All costs (operating and capital) are 100% deductible in the year in which they are incurred. The implementation of the proposed changes to the new royalty regime in Alberta is subject to certain risks and uncertainties. The significant changes to the royalty regime require new legislation, changes to existing legislation and regulation and development of proprietary software to support the calculation and collection of royalties. Additionally, certain proposed changes contemplate further public and/or industry consultation. There may be modifications introduced to the proposed royalty structure prior to the implementation thereof. There can be no assurance that the Government of Alberta or the Government of Canada will not adopt a new fiscal regime or otherwise modify the existing fiscal regime (royalties and taxes) governing oil sands producers in a manner that could materially affect the financial prospects and results of operations of oil sands developers and producers in Alberta.

We Are An Exploration Stage Company Implementing A New Business Plan. We are an exploration stage Company with only a limited operating history upon which to base an evaluation of our current business and future prospects, and we have just begun to implement our business plan. Since our inception, we have suffered recurring losses from operations and have been dependent on new investment to sustain our operations. During the years ended September 30, 2006, 2005 and 2004, we reported net losses of $1,922,282, $1,262,549 and $525,754 respectively. In addition, our consolidated financial statements for the year ended September 30, 2006, contain a “going concern” qualification and we cannot give any assurances that we can achieve profits from operations.

The Successful Implementation Of Our Business Plan Is Subject To Risks Inherent In The Heavy Oil Business. Our heavy oil operations are subject to the economic risks typically associated with exploration, development and production activities, including the necessity of significant expenditures to locate and acquire properties and to drill exploratory wells. In addition, the cost and timing of drilling, completing and operating wells is often uncertain. In conducting exploration and development activities, the presence of unanticipated pressure or irregularities in formations, miscalculations or accidents may cause our exploration, development and production activities to be unsuccessful. This could result in a total loss of our investment in a particular property. If exploration efforts are unsuccessful in establishing proven reserves and exploration activities cease, the amounts accumulated as unproven costs will be charged against earnings as impairments. Our exploitation and development of oil and gas reserves depends upon access to the areas where our operations are to be conducted. We conduct a portion of our operations in regions where we are only able to do so on a seasonal basis. Unless the surface is sufficiently frozen, we are unable to access our properties, drill or otherwise conduct our operations as planned. In addition, if the surface thaws earlier than expected, we must cease our operations for the season earlier than planned. Our operations are affected by road bans imposed from time to time during the break-up and thaw period in the Spring. Road bans are also imposed due to snow, mud and rock slides and periods of high water, which can restrict access to our well sites and production facility sites. Our inability to access our properties or to conduct our operations as planned will result in a shutdown or slow down of our operations, which will adversely affect our business.

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

Our Ability To Produce Sufficient Quantities Of Oil From Our Properties May Be Adversely Affected By A Number Of Factors Outside Of Our Control. The business of exploring for and producing oil and gas involves a substantial risk of investment loss. Drilling oil wells involves the risk that the wells may be unproductive or that, although productive, the wells may not produce oil in economic quantities. Other hazards such as unusual or unexpected geological formations, pressures, fires, blowouts, loss of circulation of drilling fluids or other conditions may substantially delay or prevent completion of any well. Adverse weather conditions can also hinder drilling operations. A productive well may become uneconomic due to pressure depletion, water encroachment, mechanical difficulties, etc., which impair or prevent the production of oil and/or gas from the well.

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

We Do Not Control All Of Our Operations. We do not operate all of our properties and we therefore have limited influence over the testing, drilling and production operations of those properties. Andora operates 12 of our 75.5 sections in which we have a working interest. We have a 40% working interest in these 12 sections. Our lack of control of these 12 sections could result in the following:

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

The Energy Resources Conservation Board (“ERCB”) that governs our operations in Alberta, Canada have implemented a new directive (Directive 056) that the Alberta Government issued its First Nations Consultation Policy on Land Management and Resource Development on May 16, 2005. The ERCB expects that all industry applicants must adhere to this policy and the consultation guidelines. These requirements and expectations apply to the licensing of all new energy developments and all modifications to existing energy developments, as covered in Directive 056. In the policy, the Alberta Government has developed consultation guidelines to address specific questions about how consultation for land management and resource development should occur in relation to specific activities. Prior to filing an application, the applicant must address all questions, objections, and concerns regarding the proposed development project and attempt to resolve them. This includes concerns and objections raised by members of the public, industry, government representatives, First Nations, Métis, and other interested parties.  This process can cause significant delays in obtaining a drilling permit for exploration and/or a production well license for both oil and gas.

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

Our Stock Price Could Decline. Our common stock is traded on the pink sheets. There can be no assurance that an active public market will continue for the common stock or that the market price for the common stock will not decline below its current price. Such price may be influenced by many factors, including but not limited to, investor perception of us and our industry and general economic and market conditions. The trading price of the common stock could be subject to wide fluctuations in response to announcements of our business developments or our competitors, quarterly variations in operating results, and other events or factors. In addition, stock markets have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market prices of companies, at times for reasons unrelated to their operating performance. Such broad market fluctuations may adversely affect the price of our common stock. Our stock price may decline as a result of future sales of our shares or the perception that such sales may occur.

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

We Could Be Subject to SEC Penalties For Not Filing All Of Our SEC Reports. We have not filed all of the annual and quarterly reports required to be filed by us with the SEC. We are working diligently to make all such filings but until all such filings are made, it is possible that the SEC could take enforcement action, including the de-registration of our securities, against us. If the SEC were to take any such actions, it could adversely affect the liquidity of trading in our common stock and the amount of information about our Company that is publicly available.

Broker-Dealers Are Not Permitted To Solicit Trades In Our Common Stock. Our common stock is considered to be a “penny stock” because it meets one or more of the definitions in the Exchange Act Rule 3a51-1, The principal result or effect of being designated a “penny stock” is that securities broker-dealers cannot recommend the stock and may only trade in it on an unsolicited basis.

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

Reports to Security Holders

We are a Nevada corporation and our common stock is registered under section 12(g) of the Securities Exchange Act of 1934, as amended. Our annual report on Form 10-KSB, quarterly reports on Form 10-QSB and Form 10-Q, current reports on Form 8-K and amendments to those reports can be accessed at the SEC’s website at www.sec.gov.

ITEM 2.	DESCRIPTION OF PROPERTY

Office Leases

We currently rent an office space on a month-by-month basis for administrative operations for $3,554.30 Cdn per month at 510 Royal Bank Building 10117 Jasper Avenue, Edmonton Alberta T5J 1W8. We will be relocating our administrative operations to Suite 700, 10150 – 100 Street, Edmonton, Alberta T5J 0P6, effective December 1, 2008. We have entered into a lease for office space in Calgary. The term of this lease is over five years with the total monthly rents estimated to be:

•	the period from December 1, 2007 to November 30, 2009, $3,197.37 Cdn per month; and
•
the period from December 1, 2009 to November 30, 2010, $3,519.03 Cdn per month (additional rent was calculated using $10.35 Cdn per square foot calculation for the 2007 operating of the rental lease agreement, as the landlord has the right to increase the additional rent for each operating year); and

•
the period from December 1, 2010 to November 30, 2012, $3,905.03 Cdn per (additional rent was calculated using $10.35 Cdn per square foot calculation for the 2007 operating year of the rental lease agreement, as the landlord has the right to increase the additional rent for each operating year).

Oil and Gas Properties

Acreage

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

We own an 80% working interest in 51 contiguous sections of oil sands development leases, an 80% working interest in 6.5 sections of oil sands permits and a 100% working interest in 6 sections of a Petroleum and Natural Gas License in the Sawn Lake heavy oil area in North Central Alberta. We have retained an additional 40% working interest in another 12 sections of oil sands development leases of which Signet (Signet was subsequently acquired by Andora Energy Corporation) has earned 40% from Deep Well. The leases and permits cover 47,759 gross acres (19,328 gross hectares).

Andora will be the operator of the 12 sections earned by Signet. We will be the operator of 57.5 sections of oil sands leases and permits in which we own an 80% working interest and another 6 sections of a Petroleum and Natural Gas License in which we have a 100% working interest.

On April 2, 2008, our Company participated in a public offering of Crown Petroleum and Natural Gas Rights held by the Alberta Department of Energy, in which the Company successfully bid on 1 Petroleum and Natural Gas License parcel covering 3,795 gross acres (1,536 gross hectares) for a total of 6 sections in the Ochre area. Our Company acquired an undivided 100% working interest in these 6 sections located in the Peace River oil sands area of Alberta, approximately 14 miles west of our Sawn Lake properties, increasing our land holdings in the Peace River area by 8%.

The following table summarizes our gross and net developed and undeveloped oil and natural gas rights under lease as of September 30, 2008.

OIL AND NATURAL GAS RIGHTS as of September 30, 2008

	Gross Hectares	Net Hectares		Gross Acres	Net Acres
Developed Acreage
Sawn Lake – Peace River Oil Sands Area, Alberta, Canada	None	None		None	None
Total	None	None		None	None

Undeveloped Acreage
Sawn Lake – Peace River Oil Sands Area, Alberta, Canada
31 sections	7,936	6,349	(1)	19,610	15,688	(1)
32 sections	8,192	5,325	(2)	20,242	13,157	(2)
6.5 sections	1,664	1,331	(1)	4,112	3,289	(1)
Ochre – P&NG License within the Peace River Oil Sands Area, Alberta, Canada
6 sections	1,536	1,536		3,795	3,795

Total	19,328	14,541		47,759	35,929

(1) 80% working interest
(2) We have an 80% working interest in 20 sections and a 40% working interest in another 12 sections

A developed acre is considered to mean those acres spaced or assignable to productive wells; a gross acre is an acre in which a working interest is owned, and a net acre is the result that is obtained when fractional ownership working interest is multiplied by gross acres. The number of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

Undeveloped acreage is considered to be those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil or natural gas, regardless of whether or not that acreage contains provenreserves, but does not include undrilled acreage held by production under the terms of a lease. As is customary in the oil and gas industry, we can generally retain our interest in undeveloped acreage by drilling activity that establishes commercial production sufficient to maintain the leases or by paying delay rentals during the remaining primary term of such a lease. The oil and natural gas leases in which we have an interest are for varying primary terms, and if production continues from our developed lease acreage beyond the primary term, we are entitled to hold the lease for as long as oil or natural gas is produced.

Reserves, Production and Delivery Commitments

In August of 2004, Northern commenced oil and gas exploration activities with the first well being drilled on the project in September 2005. We did not engage in any production activities during the years ending September 30, 2006, 2005 and 2004, nor did we have any proven or probable reserves at the end of such periods and thus were not required to provide any of the production data required by Statement of Financial Accounting Standards No. 69. We do not have any obligations under existing delivery commitment contracts or agreements calling for the provision of fixed and determinable quantities of oil and gas over the next three years, and have therefore not filed any information or reports with any federal authority or agency containing estimates of total, proven developed or undeveloped net oil or gas reserves.

Drilling Activity

The following tables summarize the results of our drilling activities during the years ended September 30, 2008, 2007, 2006 and 2005.

Exploratory Wells year ended September 30	2008		2007		2006		2005
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Gas	–	–	–	–	–	–	–	–
Oil	–	–	–	–	–	–	–	–
Oil/Gas	–	–	–	–	–	–	–	–
Evaluating	–	–	–	–	–	–	–	–
Drilling at end of year	–	–	–	–	–	–	–	–
Suspended	–	–	–	–	–	–	–	–
Abandoned	–	–	–	–	–	–	–	–
Total Exploratory Wells	–	–	–	–	–	–	–	–

Development Wells year ended September 30	2008		2007		2006			2005
	Gross	Net	Gross	Net	Gross	Net		Gross	Net
Gas	–	–	–	–	–	–		–	–
Oil	–	–	–	–	–	–		–	–
Oil/Gas	–	–	–	–	–	–		–	–
Evaluating	–	–	–	–	–	–		–	–
Drilling at end of year	–	–	–	–	–	–		–	–
Suspended	–	–	–	–	2	0.8	**	1	0.4	**
Abandoned	–	–	–	–	–	–		–	–
Total Development Wells	–	–	–	–	2	0.8		1	0.4

**40% working interest

Present Activities

On December 4, 2008 we successfully spudded the first well planned for our Sawn Lake Project. The location is located at 12-14-092-13W5 in Northern Alberta and is to be drilled to a vertical depth of 682 meters (2,238 feet). This well is currently being completed. Another location is being prepared for the drilling rig.. We are currently constructing additional access roads in preparation to drill on our oil sands properties.

Our Company’s current and near-term development plan is to use the funds recently acquired to execute our Company’s plan of development for the Sawn Lake Project. The first stage of the plan will include production testing and project re-analysis and engineering study. To accomplish this, our Company recently purchased and interpreted seismic data for certain sections of the Sawn Lake project. This recent seismic acquisition and reprocessing is in addition to and focuses on different areas than the seismic previously acquired and reprocessed by Signet, the results of which and in addition to the aeromagnetic data, is now available to our Company by virtue of the November 26, 2007 settlement with Signet. Based on this newly acquired data log analyses and information obtained from external public resources, our Company’s exploration team selected 6 locations to be drilled over the next 12 months. Our Company has completed surveying of these 6 locations along with their respective environmental field reports. On September 10, 2008, the Energy Resources Conservation Board granted us 6 well licenses and our Company has secured a drilling contract. Our Company expects to drill and production test 6 wells and possibly an optional 7th well over the next 12 months. To assist in defining the Sawn Lake project these 6 locations have been selected to evaluate more of the reservoir than previously drilled under the Farmout Agreement. As operator for these leases, our Company will also test to its satisfaction the wells for cold flow capability. The focus of our Company’s drilling program is to further define the heavy oil reservoir to establish reserves and to determine the best technology under which oil can be produced from the Sawn Lake project in order to initiate production to generate an early positive cash flow.

Past Activities

 A total of three horizontal wells were drilled on the Sawn Lake Property during 2005 and 2006 and a fourth location was prepared for drilling.

The 1st test well drilled under the Farmout Agreement (at surface location 1-36-091-13W5) was successfully drilled and cased in late October of 2005. This horizontal well was drilled to a total length of 1,583 meters with a vertical depth of 752 meters within the Bluesky oil sands zone. On March 23, 2006, Signet announced that the first horizontal test well on our Sawn Lake property had been drilled and the reservoir had tested positive for cold flow crude oil pumping capability. Initial test results by third parties have concluded that the initial oil samples taken early in the flow period had been analyzed and determined to be 10.7 degree API with 3.1% sulphur. As part of the November 15, 2005 settlement, we granted Signet a 40% interest in 6 sections, pertaining to the first well drilled at Sawn Lake. Currently the well has been suspended for further evaluation. Under the terms of the Farmout Agreement dated February 25, 2005, as amended, Signet has earned a 40% net working interest in the test well 1-36 at the surface location 1-36-091-13W5 and five additional sections for a total of 6 sections earned being: Township 91, Range 12 West of the 5th, section 31; Township 91, Range 13 West of the 5th, section 36; and Township 92, Range 13, sections 2, 11, 12 and 15 as a result of drilling the first test well of the Sawn Lake Heavy Oil Sands Project.

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

On October 12, 2006, the 4-32 and 7-30 wells along with the 1-36 well were suspended. Signet had undertaken a mapping of the reservoir to assist in its delineation for any future development of the Sawn Lake property. The first three wells were drilled in the most heavily documented portion of the Sawn Lake lands. Although, as indicated by Signet, the preliminary results from the last 2 wells indicated a lack of cold flow production from well 4-32 and 7-30, the compartmentalized nature of the reservoir and varying characteristics of these compartments may show different results with further evaluation.

In December 2006, we notified Signet that we were disputing Signet earning an additional 12 sections, as a result of drilling the 4-32 and 7-30 wells, because Signet failed to properly complete the wells by not conducting the production testing as reasonably required under the Farmout Agreement. The Farmout Agreement states that the sustained production test must be of sufficient duration to establish to the Farmor’s (therefore Deep Well’s) reasonable satisfaction the initial productivity of the earning well. Signet’s view was that it had earned the 12 sections pursuant to the terms of the Farmout Agreement. These 12 sections are subject to selection in accordance with the provisions of the Farmout Agreement. On November 26, 2007, we entered into mediation with Signet and resolved our differences on this and certain collateral matters. The settlement included, but is not limited to:

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

On October 14, 2005, we served Surge with a lawsuit issued in the Court of Queen’s Bench of Alberta Judicial District of Calgary. The lawsuit among other things, seeks: a declaration that the Farmout Agreement has been terminated, an order requesting Signet to reconvey to us title documents as defined in the Farmout Agreement, a declaration that Signet has failed to spud a test well pursuant to the terms of the Farmout Agreement, an order preventing Signet from entering the Farmout lands pending resolution to the lawsuit, and other various declaratory and injunctive relief including damages of $1,000,000 Cdn for trespass and punitive damages of $250,000 Cdn.

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

Hardie & Kelly vs. Brown et al

On June 2, 2006, Hardie and Kelly (the “Plaintiff”), Trustee of the Estate of John Forbes Brown, filed against John Forbes Brown, a bankrupt, Diane Lynn McClaflin, 1089144 Alberta Ltd., and Deep Well (the “Defendants”) an Amended Statement of Claim filed in the Court of Queen’s Bench of Alberta Judicial District of Calgary. John Forbes Brown was a former officer and then sub-contractor of Deep Well before and at the time he was assigned into bankruptcy on July 12, 2004. The Plaintiff claims, in addition to other issues unrelated to Deep Well, that John Forbes Brown received 4,812,500 Deep Well shares as a result of his employment in Deep Well and that John Forbes Brown improperly assigned these shares to the numbered company as a ruse entered into on the eve of insolvency by John Forbes Brown in order to facilitate the hiding of assets from his creditors and the trustee of his bankruptcy. The Plaintiff further claims that on August 23, 2004, John Forbes Brown advised the Plaintiff that he in fact owned the above shares and did not disclose this ownership in his filed bankruptcy statement of affairs. The Plaintiff further claims that John Forbes Brown would lodge the said shares with his lawyer until such time as these shares could be transferred to the Plaintiff. The Plaintiff further claims that unbeknownst to them John Forbes Brown surreptitiously removed the shares from his lawyer’s office and delivered them to Deep Well so that Deep Well could cancel them. The Plaintiff claims that Deep Well conspired with John Forbes Brown to defraud the creditors of John Forbes Brown by taking receipt and canceling the said shares. The Plaintiff claims that consideration paid by Deep Well for the said shares was invested in the home owned by John Forbes Brown and his wife. The Plaintiff seeks: 1.) An accounting of the proceeds and benefits derived by the dealings of the shares; 2.) The home owned by John Forbes Brown and his wife, to be held in trust on behalf of the Plaintiff and an accounting of proceeds related to this trust; 3.) Damages from the Defendants because of their actions; 4.) A judgment for $15,612,645 Cdn; 5.) An order to sell John Forbes Brown’s home; and 6.) Interest and costs.

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

Tamm has filed a motion for partial summary judgment, which is fully briefed and pending before the court, and several of the new defendants have appeared and filed motions to dismiss, which are also pending. Discovery in the case is ongoing.

Northern Alberta Oil Ltd. vs. 1132559 Alberta Ltd.

On June 27, 2008, our subsidiary, Northern Alberta Oil Ltd.,, filed a Statement of Claim in the Court of Queen’s Bench of Alberta Judicial District of Edmonton against 1132559 Alberta Ltd. (hereinafter referred to as “113”). In September 2008, Tamm announced that it had entered into an agreement to acquire 113. The plaintiff claims that the defendants have not paid their share of the incurred operating costs for the Sawn Lake project. The plaintiff further claims that they paid the operating expenses required on behalf of the defendants and invoiced the defendants for the amounts and that the defendants refused or neglected to reimburse their proportionate share of the operating costs. The plaintiff seeks: 1.) Payment in full of $74,470.71 in Canadian funds for the amounts invoiced to the defendants; 2.) Interest pursuant to section 106 of the PASC (“Petroleum Accountants Society of Canada”) 1996 Accounting Procedure; and 3.) Costs of the action.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no matter submitted during the fiscal year 2006 covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDERMATTERS

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

	High (US$)	Low (US$)

Fiscal 2003
First Quarter	$0.24	$0.12
Second Quarter	$0.13	$0.01
Third Quarter	$0.03	$0.002
Fourth Quarter	$0.002	$0.0003

Fiscal 2004
First Quarter	$0.55	$0.05
Second Quarter	$1.30	$1.05
Third Quarter	$1.55	$0.48
Fourth Quarter	$1.42	$0.80

Fiscal 2005
First Quarter	$1.03	$0.53
Second Quarter	$0.90	$0.35
Third Quarter	$0.58	$0.30
Fourth Quarter	$0.68	$0.31

Fiscal 2006
First Quarter	$1.31	$0.37
Second Quarter	$2.98	$1.15
Third Quarter	$2.85	$1.45
Fourth Quarter	$1.76	$0.58

Fiscal 2007
First Quarter	$0.66	$0.33
Second Quarter	$0.56	$0.23
Third Quarter	$1.05	$0.35
Fourth Quarter	$0.84	$0.45

Fiscal 2008
First Quarter	$0.58	$0.45
Second Quarter	$0.63	$0.31
Third Quarter	$0.73	$0.42
Fourth Quarter	$0.55	$0.20

On February 27, 2004, the Board of Directors unanimously approved a forward stock split of Deep Well’s common stock at a ratio of two (2) shares for every one (1) share held. The forward split became effective on March 10, 2004. After the split, Deep Well had 12,337,156 shares of common stock issued and outstanding. Prior to the effective date of the split, Deep Well had 6,168,578 shares of common stock outstanding. In connection with the stock split Deep Well increased its authorized common shares in proportion to the forward stock split. Deep Well’s authorized common stock after the forward stock split consisted of 100,000,000 shares of common stock. Prior to the split, Deep Well was authorized to issue 50,000,000 shares of common stock. In connection with the forward split, Deep Well amended its articles of incorporation with the state of Nevada. Deep Well did not obtain a shareholder vote of the forward stock split and a shareholder vote was not required by Nevada law.

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

On June 7, 2005, Deep Well completed the acquisition of 6,069,625 shares of common stock, representing 100% of the outstanding common stock of Northern pursuant to an Exchange Agreement, dated as of July 8, 2004 between Deep Well, Northern and all shareholders of Northern, as amended by an amending agreement dated April 25, 2005. In addition to the common stock of Northern, Deep Well was granted options to acquire 432,500 shares of preferred stock of Northern and the preferred shareholders of Northern have the ability to require Deep Well to acquire such shares. In accordance with the terms of the Agreements, common shareholders of Northern received three (3) shares of the Deep Well’s restricted common stock for each one (1) share of Northern’s common stock and preferred shareholders of Northern will receive thirty (30) shares of Deep Well’s restricted common stock for each one (1) share of Northern’s preferred stock held by such shareholders.

On April 4, 2007, our Company completed the acquisition of the preferred shares of Northern. From February 27, 2006 to April 4, 2007, our Company issued 12,960,000 shares of its common stock to acquire all of the preferred stock of Northern.

Holders of Record

As of October 3, 2008, we had approximately 173 holders of record of our shares of common stock. Our Company estimates that investment dealers and other nominees hold common shares for approximately 3,056 beneficial holders.

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

Equity Compensation Plan Information

The following table provides information as of September 30, 2006 with respect to shares of Deep Well common stock that may be issued under our existing equity compensation plans.

Equity Compensation Plan Category	(a) Number of Securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	None	None	None

Equity compensation plans not approved by security holders	2,857,500	$0.71	3,441,429	*

Total	2,857,500	$0.71	3,441,429	*

* Based on 62,979,289 issued and outstanding shares as at September 30, 2006.

Stock Option Plan

On November 28, 2005, the Board of Directors of Deep Well adopted the Deep Well Oil & Gas, Inc. Stock Option Plan. The Stock Option Plan, which if administered by the Board, permits options to acquire shares of Deep Well’s common stock to be granted to directors, senior officers and employees of our Company, as well as certain consultants and other persons providing services to our Company. This Stock Option Plan was adopted to provide an incentive to the retention of directors, officers and employees as well as consultants our Company may wish to retain in the future. The maximum number of common shares that may be reserved for issuance under the Stock Option Plan may not exceed 10% of our Company’s issued and outstanding common shares, subject to adjustment as contemplated by the Stock Option Plan. The aggregate number of common shares with respect to which options may be granted to any one person (together with their associates) in any one year, together with all other incentive plans of our Company, may not exceed 500,000 common shares, and in total may not exceed 2% of the total number of common shares outstanding. On November 28, 2005, the Board granted 375,000 options to acquire common shares to each director of Deep Well and granted 187,500 options to acquire common shares to a director of a subsidiary of Deep Well. The exercise price of such options is $0.71 per share. In each case, the vesting of such director options will occur only if the holder of the options continues to provide services to us during the immediate annual period preceding the relevant vesting date. The options will terminate at the close of business five years from the date of grant. In addition, on November 28, 2005, the Board granted 390,000 options to acquire common shares to certain corporations providing consulting services to us. Each of such consultants is wholly owned by directors of our Company. The exercise price of such options is $0.71 per share. In each case, the vesting of such consultant options will occur only if the holder of the options continues to provide services to us on the relevant vesting date. The options will terminate at the close of business five years from the date of grant. No option granted under the Stock Option Plan may be exercised until the Stock Option Plan has been approved and ratified by the holders of a majority of the voting stock of our Company at a shareholders' meeting or by consent resolution of said majority shareholders.

On September 28, 2007, the Board of Directors of our Company granted options under the stock option plan to a certain employee to acquire 36,000 common shares of our Company at the exercise price of $0.47 per common share, of which 8,000 shall be vested immediately and 28,000 shall be vested at a rate of 2,000 common shares per month commencing September 30, 2007, so long as the employee continues to provide employment services on such vesting dates.

On October 1, 2007, we entered into a Consulting Agreement, effective September 20, 2007, with R.N. Dell Energy Ltd. (hereinafter referred to as “Contractor”). On September 28, 2007, under the terms of the Consulting Agreement, the Board of Directors of our Company granted options to the Contractor to acquire 240,000 common shares of our Company at the exercise price of $0.47 per common share (being the closing price as of the day before the effective date) which shall be vested at a rate of 20,000 common shares per month commencing October 31, 2007, so long as the Contractor continues to provide consulting services on such vesting dates.

Sales of Unregistered Securities

On March 10, 2005, our Company closed on a transaction pursuant to a certain Securities Purchase Agreement (“SPA”), with two accredited investors for an aggregate purchase price of $750,000 pursuant to which our Company sold an aggregate of: 1) 1,875,000 shares of our common stock, par value $0.001 per share, at a purchase price of $0.40 per share; and 2) 750,000 warrants, of which each of the warrants is exercisable from March 10, 2005 until March 9, 2010, at an exercise price equal to $0.50 per share. Our Company issued the aforementioned securities to the investors pursuant to Rule 506 of Regulation D as promulgated under the Securities Act of 1933, as amended, and/or Section 4(2) of the Act. In connection with the SPA, a finder’s fee of $75,000 was paid and 37,500 warrants were issued. The exercise price of the warrants will be adjusted from time to time upon the occurrence of certain events, as provided in the warrants, and as a result of the issuance of common stock on May 25, 2007, and pursuant to the SPA and Form of Warrant dated March 10, 2005, entered into by and among our Company and the investors (the “Warrant Holders”), our Company issued an adjustment to the Warrant Holders. The original warrant dated March 10, 2005, contained a price adjustment if our Company sells, issues or grants additional shares of its common stock at a price per share less than the exercise price. In the event of a price adjustment, the number of shares exercisable under the warrant would also increase. Therefore, the exercise price of the original warrant has been adjusted from $0.50 to $0.40 per common share. Our Company has granted the Warrant Holders new warrants to purchase an additional 196,875 common shares for a total of 984,375 shares of our Company’s common stock at an adjusted exercise price of $0.40 per share under the same terms as the original warrant. Our Company entered into a Registration Rights Agreement (“RRA”) with the investors dated as of March 10, 2005, pursuant to which our Company was obligated to prepare and file a registration statement no later than 45 days after the closing date registering the number of shares of our Company’s common stock which is at least equal to: 1) the aggregate number of shares of common stock issued under the SPA; and 2) 125% of the aggregate number of shares of common stock issuable upon exercise of the warrants. Our Company must use its reasonable best efforts to cause the registration statement to become effective as soon as practicable following the filing, but in no event later than 120 days after the closing date. If the registration statement is not filed within 45 days after the closing date or declared effective within the time specified in the preceding paragraph, our Company was required to make payments to the investors equal to 2% of the purchase price and an additional 2% of the purchase price for each subsequent 30-day period as to which the registration statement was not filed or declared effective. Effective on January 22. 2007, our Company entered into a Settlement Agreement and Release of All Claims (the “Settlement Agreement”) with the investors who were in receipt of the above issued shares with respect to allegations made by the investors that we had breached the SPA and RRA.

The Settlement Agreement provides, without any party acknowledging any liability, for:

•	the amendment of the SPA to delete certain restrictions on our Company's ability to enter into any future financing;

•	the termination of the RRA;
•
the issuance to the Investors of an aggregate of 1,600,000 (one million six hundred thousand) shares of common stock of our Company (the "Shares"), including the granting of certain piggyback registration rights related thereto; and

•	the full and final settlement of all existing or potential claims between our Company and the Investors arising under the SPA and the RRA.

On August 12, 2005, pursuant to subscription agreements, our Company closed a private placement to three investors of an aggregate of 500,000 units at a price of $0.40 per unit, for total gross proceeds of $200,000. Each unit consisted of one common share and one common share purchase warrant, with each warrant entitling its holder to acquire one share of our common stock at an exercise price of $0.60. The exercise price of the warrants will be adjusted from time to time upon the occurrence of certain events, as provided in the warrants. The warrants expired on August 12, 2008. The units were issued pursuant to Regulation S. In addition, on August 12, 2005, pursuant to a Debt Settlement Agreement, one holder of $84,378.40 of our indebtedness exchanged its indebtedness for 210,946 units at a deemed exchange price of $0.40 per unit. Each unit consisted of one common share and one common share purchase warrant, with each warrant entitling its holder to acquire one common share of Deep Well, at an exercise price of $0.60. The exercise price of the warrants will be adjusted from time to time upon the occurrence of certain events, as provided in the warrants. The warrants expired on August 12, 2008. The units were issued pursuant to Regulation S under the 1933 Act..

On October 11, 2005, pursuant to subscription agreements, our Company closed a private placement to three investors of an aggregate of 3,150,000 units at a price of $0.40 per unit, for total gross proceeds of $1,260,000. Each unit consisted of one common share and one common share purchase warrant, with each warrant entitling its holder to acquire one share of our common stock at an exercise price of $0.60 per common share. The exercise price of the warrants will be adjusted from time to time upon the occurrence of certain events, as provided in the warrants. The warrants expired on October 11, 2008. In connection with the private placement, a finder’s fee of $36,000 was paid, resulting in total net proceeds to our company from the private placement of $1,224,000. The units were issued pursuant to Regulation S under the 1933 Act.

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

On July 11, 2007, pursuant to subscription agreements, our Company completed a private placement of 323,333 units at a price of $0.60 per unit for $194,000. Each unit consisted of one common share and one common share purchase warrant and another twelve one-hundredths common share purchase warrant (“Special Warrant”). Each warrant entitles the holder to purchase one additional common share at a price of $0.90 per common share for a period of three years from the date of closing. Each Special Warrant entitles the holder to purchase a common share at a price of $1.20 for a period of five years from the date of closing. The exercise price of the warrants and the Special Warrants will be adjusted from time to time upon the occurrence of certain events, as provided in the warrants and Special Warrants. The warrants expire on July 11, 2010, and the Special Warrants expire on 11, 2012. In connection with the private placement a finder’s fee of $9,700 was paid. The units were issued pursuant to Regulation S under the 1933 Act.

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

You should read the following discussion and analysis in conjunction with our 2006 audited consolidated financial statements and related notes. For the purpose of this discussion, unless the context indicates another meaning, the terms the “Company”, “we”, “us” and “our” refer to Deep Well Oil & Gas, Inc. and its subsidiaries. This discussion includes forward-looking statements that reflect our current views with respect to future events and financial performance and that involve risks and uncertainties. Our actual results, performance or achievements could differ materially from those anticipated in the forward-looking statements as a result of certain factors including risks discussed in "Management’s Discussion and Analysis or Plan of Operations – Forward-Looking Statements" below and under the heading “Risk Factors” in this Annual Report on Form 10-KSB for the year ended September 30, 2006.

Our consolidated financial statements and information are reported in U.S. dollars and are prepared based upon US American generally accepted accounting principles.

General Overview

We are an emerging independent junior oil and gas exploration and development company headquartered in Edmonton, Alberta, Canada. Our Company’s immediate corporate focus is to develop the existing land base that it presently controls in the Peace River Oil Sands area in North Central Alberta. Our principal office is located at  Suite 700, 10150 100 Street, Edmonton, Alberta T5J 0P6, our telephone number is (780) 409-8144 and our fax number is (780) 409-8146. Our Company also has an exploration office in Calgary, Alberta. Deep Well Oil & Gas, Inc. is a Nevada corporation and trades on the pink sheets under the symbol DWOG. We maintain a website at www.deepwelloil.com.

Operations and Plan of Operations over the next 12 months

Finally the weather changed to below freezing temperature, enabling the preparation of the infrastructure and moving the drilling rig to the wellsite. On December 4, 2008 we successfully spudded the first well planned for our Sawn Lake Project. The location is located at 12-14-092-13W5 in Northern Alberta and is to be drilled to a vertical depth of 682 meters (2,238 feet). This well is currently being completed. Another location is being prepared for the drilling rig. We are currently constructing additional access roads in preparation to on our oil sands properties.

Our Company’s current and near-term development plan is to use the funds recently acquired to execute our Company’s plan of development for the Sawn Lake Project. The first stage of the plan will include production testing and project re-analysis and engineering study. To accomplish this, our Company recently purchased and interpreted seismic data for certain sections of the Sawn Lake project. This recent seismic acquisition and reprocessing is in addition to and focuses on different areas than the seismic previously acquired and reprocessed by Signet, the results of which and in addition to the aeromagnetic data, is now available to our Company by virtue of the November 26, 2007 settlement with Signet. Based on this newly acquired data log analyses and information obtained from external public resources, our Company’s exploration team selected 6 locations to be drilled over the next 12 months. Our Company has completed surveying of these 6 locations along with their respective environmental field reports. On September 10, 2008, the Energy Resources Conservation Board granted us 6 well licenses and our Company has secured a drilling contract. Our Company expects to drill and production test 6 wells and possibly an optional 7th well over the next 12 months. To assist in defining the Sawn Lake project these 6 locations have been selected to evaluate more of the reservoir than previously drilled under the Farmout Agreement. As operator for these leases, our Company will also test to its satisfaction the wells for cold flow capability. The focus of our Company’s drilling program is to further define the heavy oil reservoir to establish reserves and to determine the best technology under which oil can be produced from the Sawn Lake project in order to initiate production to generate an early positive cash flow.

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

On August 14, 2008, our Company successfully raised $5,000,000 through a private placement offering for 10,638,297 common shares of our Company to one investor and we raised an additional $5,000,000 for another 12,500,000 additional common shares of our Company, which closed on October 31, 2008 with the same investor. With this private placement our Company has the funds anticipated to complete its near term business plan. For our long-term operations we anticipate that, among other options, we will raise funds during the next twenty-four months through private placements of our common stock under exemptions from the registration requirements provided by Canadian, United States and state and provincial securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. We also note that if we issue more shares of our common stock, our stockholders may experience dilution in the percentage of their ownership of common stock. We may not be able to raise sufficient funding from stock sales for long-term operations and if so, we may be forced to delay our business plans until adequate funding is obtained. We believe debt financing will not be an alternative for funding in the exploration stage of our Company due to the risky nature of business. The lack of tangible assets places debt financing for our Company beyond the credit-worthiness required by most lenders.

Significant Changes in Number of Employees

Our Company currently has three full-time employees and five prime subcontractors. For further information on subcontractors see “Compensation Arrangements for Executive Officers” under item 10 “Executive Compensation” described in this report. We expect to hire from time to time when required, more employees, independent consultants and contractors during the stages of implementing our plans.

Mr. Cyrus James Spaulding was an independent contractor under his consulting company, Trebax Projects Ltd. (“Trebax”). He resigned from his position as Chief Operating Officer of our Company, effective September 21, 2007. As of the effective date Trebax’s existing consulting agreement has been terminated.

Effective September 20, 2007, our Company entered into a Consulting Agreement with R.N. Dell Energy Ltd. whose primary consultant is Mr. Edward A. Howard, to assist our Company in the further exploitation and development of Deep Well’s Sawn Lake project. Mr. Howard is a Geologist and Palynologist with over 40 years of heavy oil experience. Most recently Mr. Howard was Vice President of Exploration and Development for Signet (recently acquired by Andora). Signet was the Farmee which had the right to earn acreage from Deep Well. Signet’s rights under the Farmout Agreement to drill to earn more acreage has since expired and as of November 26, 2007, the Farmout Agreement has been terminated. At Signet Mr. Howard was responsible for the planning and execution of the Sawn Lake drilling program. Mr. Howard has also worked with several companies in the heavy oil sector including Sceptre Resources (since taken over by CNRL) at their Tangleflags field and Shell Canada at their Peace River Project. Mr. Howard was credited with the discovery and early development of the first successful Steam Assisted Gravity Drainage (“SAGD”) heavy oil extraction project for Sceptre at the Tangleflags field. While at Shell from 1967 to 1977 Mr. Howard was instrumental in developing Shell’s Peace River strategy from the early inception through to the pilot plant stage. This project continues to be one of the most successful in situ oil sands producers. Also, Mr. Howard has implemented noteworthy Cyclical Stream Simulation (“CSS”) projects in Alberta. Some of these projects have proven to increase recovery rates between/from 50% - 60%. Mr. Howard’s extensive experience with the primary and secondary recovery of heavy oil as well as his direct knowledge of the Peace River oil sands area, specifically the Sawn Lake project, will be of great benefit to Deep Well.

Effective October 15, 2007, our Company entered into a Consulting Agreement with Picoplat Consulting Inc. whose primary consultant is Mr. Ferdinand Brathwaite, to assist our Company in the exploitation and development of Deep Well’s Sawn Lake project. Mr. Brathwaite is an Engineering Technologist with substantial knowledge and expertise related to oil and gas recovery in the Western Sedimentary Basin. He was previously employed by HBOG as an engineering technologist and by Royal Bank’s Global Energy And Minerals Group, performing economic evaluations for both Canadian and U.S. oil and gas properties. He switched careers and managed a small computer business before returning to the oil and gas sector under contract with Encana Gas Storage Unit’s New Ventures Group in the search for gas storage reservoirs in the U.S. Subsequent to the sale of Encana’s Gas Storage Unit, Mr. Brathwaite consulted with Signet in it’s development department.

Off-Balance Sheet Arrangements

Our Company does not have any off-balance sheet arrangements.

Forward-Looking Statements

This annual report on Form 10-KSB, including all referenced exhibits, contains “forward-looking statements” within the meaning of the United States federal securities laws. The words "may," "believe," "will," "anticipate," "expect," "estimate," "project," "future," and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. The forward-looking statements in this annual report on Form 10-KSB include, among others, statements with respect to:

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

Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause the actual results to differ materially from the anticipated future results expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those set forward in the forward-looking statements include, but are not limited to:

•	changes in general business or economic conditions;
•	changes in legislation or regulation that affect our business;
•	our ability to obtain necessary regulatory approvals and permits;
•	opposition to our regulatory requests by various third parties;
•	actions of aboriginals, environmental activists and other industrial disturbances;
•	availability of labor or materials or increases in their costs;
•	the availability of sufficient capital to finance our business plans on terms satisfactory to us;

•	adverse weather conditions and natural disasters;
•	risks associated with increased insurance costs or unavailability of adequate coverage;
•	volatility of oil and natural gas prices;
•	competition;
•	changes in labor, equipment and capital costs;
•	future acquisitions or strategic partnerships;
•	the risks and costs inherent in litigation;
•	imprecision in estimates of reserves, resources and recoverable quantities of oil and natural gas;
•	product supply and demand;
•	fluctuations in currency and interest rates;
•	the risk that our currently proposed private placement will not be completed on a timely basis or at all.
•	the additional risks and uncertainties, many of which are beyond our control, are referred to elsewhere in this Form 10-KSB, and in our other SEC filings.

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

Board of Directors
Deep Well Oil & Gas, Inc.
Edmonton, Alberta, Canada

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying consolidated balance sheets of Deep Well Oil & Gas, Inc. and Subsidiary (exploration stage company) at September 30, 2006 and 2005, and the related statements of operations, stockholders’ equity, and cash flows for the years ended September 30, 2006 and 2005 and the period September 10, 2003 (date of inception) to September 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness for the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Deep Well Oil & Gas, Inc. and Subsidiary at September 30, 2006 and 2005, and the related statements of operations, and cash flows for the years ended September 30, 2006 and 2005 and the period September 10, 2003 (date of inception) to September 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

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

Murray, Utah
July 3, 2008	/s/ Madsen & Associates, CPA’s Inc.

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARY)
(Exploration Stage Company)
 Consolidated Balance Sheets
September 30, 2006 and 2005

	2006	2005

ASSETS
Current Assets
Cash and cash equivalents	$50,324	$135,879
Accounts receivable	59,273	48,727
Prepaid expenses	61,376	27,901

	170,973	212,507

Loan receivable – related parties (Note 8)	–	11,604
Oil and gas properties (Note 4)	4,353,826	5,315,252
Equipment – net of depreciation (Note 5)	3,325	602

	$4,528,124	$5,539,965

LIABILITIES
Current Liabilities
Accounts payable	$207,890	$211,716
Accounts payable – related parties (Note 8)	465,737	224,247
Note and accrued interest payable (Note 6)	11,250	43,160

	684,877	479,123

Convertible debenture and accrued interest (Note 7)	–	1,021,463
Loan payable (Note 9)	287,406	285,958

	972,283	1,786,544

SHAREHOLDERS’ EQUITY
Common stock: (Note 10)
Authorized: 300,000,000 shares at $0.001 par value
Issued and outstanding: 62,979,289 shares
(September 2005 – 52,031,289)	62,979	52,031
Additional paid in capital	6,513,620	3,512,054
Capital stock subscriptions received 5,400,000 shares
(2005 – 12,975,000 shares)	739,827	2,027,639
Deficit (dated September 10, 2003)	(3,760,585)	(1,838,303)

	3,555,841	3,753,421

	$4,528,124	$5,539,965

See accompanying notes to the financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARY)
(Exploration Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
For the Years Ended September 30, 2006 and 2005 and the Period September 10, 2003
(Inception of Exploration Stage) to September 30, 2006

	2006	2005	September 10, 2003 to September 30, 2006

Revenue	$–	$–	$–

Expenses
Administrative	1,363,080	1,172,417	3,129,696
Share based compensation	558,882	–	558,882

Net loss from operations	(1,921,962)	(1,172,417)	(3,688,578)

Other income and expenses
Interest income	2,492	13,478	15,970
Interest expense	(2,812)	(103,610)	(112,843)
Settlement of debt	–	–	24,866

Net loss	$(1,922,282)	$(1,262,549)	$(3,760,585)

Net loss per common share
Basic and diluted	$(0.03)	$(0.03)

Weighted average outstanding shares – stated in 1,000’s
Basic	58,839	38,117

See accompanying notes to the financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARY)
(Exploration Stage Company)
 CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Period September 10, 2003 (Inception of Exploration Stage) to September 30, 2006

	Common Shares			Capital
			Additional	Stock
			Paid in	Subscriptions	Accumulated
	Shares	Amount	Capital	Received	Deficit	Total

Balance at September 10, 2003	991,912	$992	$(992)	$–	$–	$–

Issuance of common stock pursuant to bankruptcy agreement September 10, 2003	36,019,556	36,019	13,981	–	–	50,000

Net operating loss for the period September 10 to September 30, 2003	–	–	–	–	(50,000)	(50,000)

Return and cancellation of common shares	(5,775,000)	(5,775)	5,775	–	–	–

Net operating loss for the year ended September 30, 2004	–	–	–	–	(525,754)	(525,754)

Balance at September 30, 2004	31,236,468	31,236	18,764	–	(575,754)	(525,754)

Issuance of common stock
Private placement March 10, 2005
- Shares	1,875,000	1,875	527,940	–	–	529,815
- Warrants (787,500) (Note 9)	–	–	205,185	–	–	205,185
Share exchange June 7, 2005
- Shares	18,208,875	18,209	2,476,497	–	–	2,494,706
- Conversion rights of preferred shares of subsidiary	–	–	–	1,777,639	–	1,777,639
Private placement August 12, 2005
- Shares	710,946	711	151,638	–	–	152,349
- Warrants (710,946) (Note 9)	–	–	132,030	–	–	132,030

Common stock subscription received	–	–	–	250,000	–	250,000

Net operating loss for the year ended September 30, 2005	–	–	–	–	(1,262,549)	(1,262,549)

Balance at September 30, 2005	52,031,289	$52,031	$3,512,054	$2,027,639	$(1,838,303)	$3,753,421

See accompanying notes to the financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARY)
(Exploration Stage Company)
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Continued)
For the Period September 10, 2003 (Inception of Exploration Stage) to September 30, 2006

	Common Shares			Capital
			Additional	Stock
			Paid in	Subscriptions	Accumulated
	Shares	Amount	Capital	Received	Deficit	Total

Balance carried forward
At September 30, 2005	52,031,289	$52,031	$3,512,054	$2,027,639	$(1,838,303)	$3,753,421

Issuance of common stock
Private placement October 11, 2005
- Shares	3,150,000	3,150	667,266	(250,000)	–	420,416
- Warrants (3,150,000)	–	–	553,584	–	–	553,584
Private placement January 13, 2006
- Shares	73,000	73	55,345	–	–	55,418
- Warrants (73,000)	–	–	46,402	–	–	46,402
Exercise option agreement
February 23, 2006
- Shares	4,707,750	4,708	640,277	(644,985)	–	–
Exercise option agreement
June 13, 2006
- Shares	2,867,250	2,867	389,960	(392,827)	–	–
Warrants exercised
July 28, 2006	100,000	100	59,900	–	–	60,000
Warrants exercised
September 11, 2006	50,000	50	29,950	–	–	30,000
Options granted for services	–	–	558,882	–	–	558,882

Net operating loss for the
year ended September 30, 2006	–	–	–	–	(1,922,282)	(1,922,282)

Balance at September 30, 2006	62,979,289	$62,979	$6,513,620	$739,827	$(3,760,585)	$3,555,841

See accompanying notes to the financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARY)
(Exploration Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Years Ended September 30, 2006 and 2005 and the Period September 10, 2003
(Inception of Exploration Stage) to September 30, 2006

	2006	2005	September 10, 2003 to September 30, 2006

CASH PROVIDED BY (USED IN):

Operating Activities
Net loss	$(1,922,282)	$(1,262,549)	$(3,760,585)
Items not affecting cash:
Stock based compensation	558,882	–	558,882
Bad debts	–	170,084	170,084
Amortization	914	–	914
Commissions withheld from loans proceeds	–	–	121,000
Net changes in non-cash working capital (Note 12)	193,643	34,006	379,465

	(1,168,843)	(1,058,459)	(2,530,240)

Investing Activities
Loan payable	1,448	274,404	275,852
Loan to related parties	11,604	(808,445)	(811,746)
Purchase of equipment	(3,637)	(333)	(3,970)
Purchase of oil and gas properties	–	–	(111,392)
Cash from acquisition of subsidiary	–	11,141	11,141
Return of costs from farmout agreement	961,426	–	961,426

	970,841	(523,233)	321,311

Financing Activities
Note payable – advance	(31,910)	(68,146)	(100,056)
Convertible debenture advance (repayment)	(1,021,463)	16,573	(1,004,890)
Proceeds from issuance from common stock	1,165,820	1,269,379	2,485,199
Proceeds from debenture net of commissions	–	–	879,000

	112,447	1,217,806	2,259,253

Increase (decrease) in cash and cash equivalents	(85,555)	(363,886)	50,324

Cash and cash equivalents, beginning of year	135,879	499,765	–

Cash and cash equivalents, end of year	$50,324	$135,879	$50,324

Supplemental cash flow information:
Interest expense	$2,812	$103,610

See accompanying notes to the financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARY)
(Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006 and 2005

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

This report has been prepared showing the name “Deep Well Oil & Gas, Inc.” and the post split common stock, with $0.001 par value, from inception. The accumulated deficit has been restated to zero and dated September 10, 2003, with the statement of operations to begin on that date.

Going Concern

The accompanying audited financial statements have been prepared on a going concern basis, which anticipates the realization of assets and the liquidation of liabilities during the normal course of operations.  However, as shown in these consolidated financial statements, the Company during the year ended September 30, 2006, incurred a net loss of $1,922,282, although as of that date, the Company’s total assets exceeded its total liabilities by $3,555,841.  In addition, the Company has an accumulated deficit of $3,760,585.  These factors raise doubt about the Company’s ability to continue as a going concern if changes in operations are not forthcoming.

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

Management is of the opinion that the equity funds raised by the Company in its current Public Offering (see Note 14 below) will be sufficient to finance its operations until the end of 2008.

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements are expressed in U.S. dollars and are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Basis of Consolidation

These consolidated financial statements include the accounts of (i) Deep Well Oil & Gas (Alberta) Ltd., incorporated under the Business Corporations Act (Alberta), Canada on September 15, 2005 and (ii) Northern Alberta Oil Ltd., from the date of acquisition, being June 7, 2005, incorporated under the Business Corporations Act (Alberta), Canada.  As of September 30, 2006, Deep Well owned 100% of the Northern common shares and owns 58% (2005 – nil) of the Northern preferred shares.  All inter-company balances and transactions have been eliminated. The Company has received “Capital stock subscriptions” of $739,827 (2005 - $2,027,639) which relates to the Northern preferred shares for which Deep Well has exclusive rights to call in the future.  The information furnished includes the financial results of Northern, with effect from June 7, 2005 (see Note 3 – “Business Combination” to the Notes to the Consolidated Financial Statements).

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

Equipment

Equipment are stated at cost.  Amortization expense is computed using the declining balance method over the estimated useful life of the asset.  The following is a summary of the estimated useful lives used in computing amortization expense:

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

Foreign Currency Translation

The Company translates integrated foreign operations into the functional currency of the parent.  Monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars at rates of exchange in effect at the date of the balance sheet.  Non-monetary items are translated at the rate of exchange in effect when the assets are acquired or obligations incurred.  Revenues and expenses are translated at average rates in effect during the period, with the exception of amortization, which is translated at historic rates.  Exchange gains and losses are charged to operations.

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

Due to the uncertainty regarding the Company’s profitability, the future tax benefits of its losses have been fully reserved for and no net benefit has been recorded in the financial statements.

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

Financial Instruments

Fair Values

The fair values of the Corporation’s accounts receivables, loan receivable – related parties, accounts payable, accounts payable – related parties, note and accrued interest payable and convertible debenture approximate their carrying values due to the short-term nature of these financial instruments.

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

Total consideration, including the option to acquire Northern preferred shares in a share exchange was approximately $4.3 million at the price of $0.14 per share of Deep Well’s common stock, as analyzed below:

	$	’000
6,069,625 of Northern common shares exchanged 3 for 1 at $0.14		$2,495
432,500 of Northern preferred shares exchanged 30 for 1 at $0.14		1,777

		$4,272

The following table presents Deep Well’s allocation of the purchase price to the assets acquired and liabilities assumed, based on their fair values.

	$	’000
ASSETS
Current Assets:
Cash		$11
Accounts receivable		18
Prepaid		16

Total current assets		45

Loans receivable – related parties		241
Oil and gas properties		5,205

Total assets		5,491

LIABILITIES
Current Liabilities:
Accounts payable		124
Accounts payable – related parties		96
Loan payable		11
Loan payable – related parties		988

Total liabilities		1,219

Net assets acquired with no goodwill allocated in the acquisition		$4,272

4.           OIL AND GAS PROPERTIES

The Company has acquired an 80% interest in certain oil and gas properties, which after a farmout agreement entered into on February 25, 2005, the Company's interest was reduced to 40% on twelve sections as described below in the November 26, 2007 settlement. The certain properties are located in North Central Alberta, Canada with a life of 15 years. The term include certain commitments related to oil sand leases which require the payments of rents as long as the leases are non-producing.

As of now the payments due in Canadian dollars under this commitment are as follows:

2007	$45,158
2008	$43,008
2009	$43,008
2010	$43,008
Subsequent	$366,285

The Government of Alberta owns this land and Deep Well has acquired the rights to perform oil and gas activities on these lands. The leases are for 15 years ending from 2018-2019 and if Deep Well meets the conditions of the 15-year leases Deep Well will then be permitted to drill on and produce oil from the land into perpetuity.  These conditions give the Company until the expiration of the leases to meet the following requirements:

a)	drill 1 well within each of the 63 sections; or

b)	drill 38 wells within the 63 sections with the balance of the undrilled sections having acquired 3.2 km of seismic on each undrilled sections.

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

This consists of comparing the carrying value of the asset with the asset's expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows represent management's best estimate based on reasonable and supportable assumptions. Proven oil and gas properties are reviewed for impairment on a field-by-field basis. In addition, management evaluates the carrying value of non-producing properties and may deem them impaired for lack of drilling activities. No impairment losses were recognized for the year ended September 30, 2006 (2005 - $nil).

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

On November 26, 2007 the Company entered into a settlement with Signet and Andora Energy Corporation and resolved their differences and certain collateral matters. The settlement includes but is not limited to:

a)	the Farmout Agreement dated February 25, 2005, being effectively terminated concurrently with the execution of the settlement in regards to the Settlement Agreement;
b)	Signet being regarded as having earned an 40% working interest in a total of twelve sections;
c)	Signet will reconvey registered title to 57.5 unearned sections of the Farmout Lands, as defined in the Farmout Agreement, back to the Company.

5.           EQUIPMENT

	2006			2005
		Accumulated	Net Book	Net Book
	Cost	Amortization	Net	Net

Equipment	$3,970	$645	$3,325	$333
Software	269	269	—	269

	$4,239	$914	$3,325	$602

6.           NOTES AND ACCRUED INTEREST PAYABLE

The Company has loans outstanding of $11,250 (2005 - $43,160) due on demand bearing interest at 12%, which includes accrued interest payable to September 30, 2006.

7.           CONVERTIBLE DEBENTURE

	2006	2005

Convertible debenture	$—	$1,021,463

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

8.	SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Accounts payable – related parties of $465,737 (2005 - $224,247) results from directors fees and expenses paid for the Company. Accounts payable – related parties are unsecured, non-interest bearing and have no fixed terms of repayment.

The Company has demand loans due from related parties of $nil (2005 - $11,604), which bear no interest.

Officers, directors, their families and their controlled entities have acquired 7.25% of the Company’s outstanding common capital stock.

9.	LOAN PAYABLE

Loan payable consists of an amount due to a former director of the Company and a company controlled by the former director.  This amount is currently in dispute and is not expected to be repaid.  The amount is unsecured, bears no interest and has no fixed terms of repayment.

10.	SHARE CAPITAL

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

On May 7, 2004, the Company filed a Form 8-K that reported that on May 4, 2004, the Board of Directors unanimously approved a forward stock split of common stock at a ratio of three (3) shares for every one (1) share held. The forward split became effective on May 14, 2004. After the split, the Company had 37,011,468 shares of common stock issued and outstanding. Prior to the effective date of the split, the Company had 12,337,156 shares of common stock outstanding. In connection with the stock split, the Company increased the authorized common shares in proportion to the forward stock split. The authorized common stock after the forward stock split consists of 300,000,000 shares of common stock. Prior to the split, the Company was authorized to issue 100,000,000 shares of common stock. In connection with the forward split, the articles of incorporation were amended with the State of Nevada. The Company did not obtain a shareholder vote of the forward stock split and a shareholder vote was not required by Nevada law.

On March 10, 2005, Deep Well closed on a transaction pursuant to a certain Securities Purchase Agreement ("SPA"), with two accredited investors for an aggregate purchase price of $750,000 pursuant to which we sold an aggregate of (i) 1,875,000 shares of Deep Well's common stock, par value $0.001 per share, at a purchase price of $0.40 per share, and (ii) 750,000 warrants, of which each of the warrants is exercisable from March 10, 2005 until March 9, 2010, at an exercise price equal to $0.50 per share. Deep Well issued the aforementioned securities to the investors pursuant to Rule 506 of Regulation D as promulgated under the Securities Act of 1933, as amended, and/or Section 4(2) of the Act. In connection with the SPA, a finder's fee of $75,000 was paid and 37,500 warrants were issued. The exercise price of the warrants will be adjusted from time to time upon the occurrence of certain events, as provided in the warrants, and as a result of the issuance of common stock on May 25, 2007 and pursuant to the SPA and Form of Warrant dated March 10, 2005 entered into by and among the Company and the investors (the "Warrant Holders"), our Company issued an adjustment to the Warrant Holders and the commission holder of the warrants associated with the finder’s fee.  The original warrant dated March 10, 2005 contained a price adjustment if our Company sells, issues or grants additional shares of its common stock at a price per share less than the exercise price. In the event of a price adjustment, the number of shares exercisable under the warrant would also increase. Therefore, the exercise price of the original warrant has been adjusted from $0.50 to $0.40 per common share. Our Company has granted the Warrant Holders and the holder of the warrants associated with the finder’s fee new warrants to purchase an additional 196,875 common shares for a total of 984,375 shares of our Company’s common stock at an adjusted exercise price of $0.40 per share under the same terms as the original warrant Deep Well entered into a Registration Rights Agreement (“RRA”) with the investors, dated as of March 10, 2005, pursuant to which Deep Well was obligated to prepare and file a registration statement no later than 45 days after the closing date registering the number of shares of our common stock which was at least equal to (i) the aggregate number of shares of common stock issued under the SPA plus (ii) 125% of the aggregate number of shares of common stock issuable upon exercise of the warrants. Deep Well must use its reasonable best efforts to cause the registration statement to become effective as soon as practicable following the filing, but in no event later than 120 days after the closing date. If the registration statement is not filed within 45 days after the closing date or declared effective within the time specified in the preceding paragraph, Deep Well was required to make payments to the investors equal to 2% of the purchase price and an additional 2% of the purchase price for each subsequent 30-day period as to which the registration statement was not filed or declared effective. Effective on January 22, 2007, our Company entered into a Settlement Agreement and Release of All Claims (the "Settlement Agreement") with the investors who were in receipt of the above issued shares with respect to allegations made by the investors that our Company had breached the SPA and the RRA.

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

On January 13, 2006, the Company completed a private placement of 51,200 units at a price of $1.50 per unit, for $76,800. Each unit consists of one common share and one common share purchase warrant, with each warrant entitling its holder to acquire one share of its common stock at an exercise price of $2.25 per common share. The exercise price of the warrants will be adjusted from time to time upon the occurrence of certain events, as provided in the warrants. The warrants expire on January 13, 2009. In addition, on January 12, 2006, pursuant to a Debt Settlement Agreement, one holder of $38,293 of the Company’s indebtedness exchanged its debt for 21,800 units at a price of US$1.50 per unit. Each unit consists of one common share and one common share purchase warrant, with each warrant entitling its holder to acquire one common share of the Company at a price of US$2.25. The exercise price of the warrants will be adjusted from time to time upon the occurrence of certain events, as provided in the warrants. The warrants expire on January 13, 2009. In connection with the private placement, a finder’s fee of $7,680 was paid.

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

On July 28, 2006 a warrant holder of the Company acquired 100,000 common shares, upon exercising warrants, at an exercise price of $0.60 per common share for total gross proceeds to the Company of $60,000.

On September 11, 2006 a warrant holder of the Company acquired 50,000 common shares upon exercising warrants at an exercise price of $0.60 per common share for gross proceeds to the Company of $30,000.

The warrants outstanding as of September 30, 2006 were 4,571,446. There is no value assigned to these warrants.

11.	STOCK OPTIONS

On November 28, 2005, the Board of Directors (the “Board’) of Deep Well Oil & Gas, Inc. (the “Company”) adopted the Deep Well Oil & Gas, Inc. Stock Option Plan (the “Plan”). The Plan, which will be administered by the Board, permits options to acquire shares of the Company’s common stock (the “Common Shares”) to be granted to directors, senior officers and employees of the Company and its subsidiaries, as well as certain consultants and other persons providing services to the Company or its subsidiaries.

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

On November 28, 2005, the Company granted its directors, Donald E. H. Jones and Cyrus Spaulding, options to purchase 375,000 shares each of common stock at an exercise price of $0.71 per share 75,000 vesting immediately and the remaining vesting one-third on June 29, 2006, one-third on June 29, 2007 and one-third on June 29, 2008, with a five-year life.

On November 28, 2005, the Company granted its directors, Horst A. Schmid and Curtis J. Sparrow, options to purchase 375,000 shares each of common stock at an exercise price of $0.71 per share 175,000 vesting immediately and the remaining vesting one-half on February 6, 2007 and one-half on February 6, 2008, with a five-year life.

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

There were no stock options granted in 2005 and therefore no share based compensation expenses were recorded in 2005. For the year ended September 30, 2006, the Company recorded $558,882 of compensation expense based on its use of the Black Scholes model to estimate the grant-date fair value of these unit option awards. No options were exercised during the year ended September 30, 2006, therefore, the intrinsic value of the options exercised during 2006 is nil. As of September 30, 2006, there was a total of $217,954 of unrecognized compensation cost related to the non-vested portion of these unit option awards. At September 30, 2006, this cost was expected to recognize over a weighted-average period of 4.16 years. Compensation expense is based upon straight-line amortization of the grant-date fair value over the vesting period of the underlying unit option. Since the Company is a relatively new public company and has minimal trading history, it has used an estimated volatility of approximately 162% for 2006 based on the trading history available.

	Shares Underlying Options Outstanding			Shares Underlying Options Exercisable
Range of Exercise Prices	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price

$0.71 at September 30, 2006	2,857,500	4.16	$0.71	1,377,500	$0.71

The aggregate intrinsic value of exercisable options as of September 30, 2006 was $nil.

The Company has used a weighted average risk free rate of 4.32% in its Black Scholes calculation of grant-date fair value, which is based on U.S. Treasury interest rates at the time of the grant whose term is consistent with the expected life of the stock options. Expected life represents the period of time that options are expected to be outstanding and is based on the Company’s best estimate. The Company has also discounted the fair value of the stock options calculated using the Black Scholes model using a discount rate determined by comparing the trading price of the shares with the deemed price of shares on private placements closed during the year. The following table represents the weighted average assumptions used for the Black Scholes option-pricing model:

2006

Average risk-free interest rates	4.32%
Average expected life (in years)	5
Volatility	162%

The following is a summary of stock option activity for 2006:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Market Value

Balance, September 30, 2005	–	$–	$–
Options forfeited	–	–	–
Options granted	2,857,500	0.71	0.27
Options exercised	–	–	–

Balance, September 30, 2006	2,857,500	$0.71	$0.27

Exercisable, September 30, 2006	1,377,500	$0.71	$0.41

The following table summarizes the status of the Company’s non-vested stock options since October 1, 2005:

	Non-Vested Options
	Number of Shares	Weighted Average Exercise Price

Non-vested at October 1, 2005	–	$–
Granted	2,857,500	0.71
Vested	1,377,500	0.71
Forfeited	–	–

Non-vested at September 30, 2006	1,480,000	$0.71

Measurement Uncertainty

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Stock options and the warrants attached to the units issued by the Company are non-transferable. Option pricing models require the input of subjective assumptions including expected share price volatility. The fair value estimate can vary materially as a result of changes in the assumptions.

12.	CHANGES IN NON-CASH WORKING CAPITAL

	2006	2005

Accounts receivable	$(10,546)	$(12,435)
Prepaid expenses	(33,475)	22,786
Accounts payable	237,664	23,655

	$193,643	$34,006

13.	INCOME TAXES

As of September 30, 2006, the Company has approximately $1,450,032 of net operating losses expiring through 2026 that may be used to offset future taxable income but are subject to various limitations imposed by rules and regulations of the Internal Revenue Service. The net operating losses are limited each year to offset future taxable income, if any, due to the change of ownership in the Company's outstanding shares of common stock. In addition, at September 30, 2006, the Company had an unused Canadian net operating loss carry-forward of approximately $3,440,416, expiring through 2010.  These operating loss carry-forwards may result in future income tax benefits of approximately $1,638,376; however, because realization is uncertain at this time, a valuation reserve in the same amount has been established. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The components of the net deferred tax asset, the statutory tax rate, the effective rate and the elected amount of the valuation allowance are as follows:

	Year Ended September 30, 2006	Year Ended September 30, 2005

Statutory and effective tax rate
Domestic
Statutory U.S. federal rate	35%	35%
Foreign	32.87%	33.62%

Income taxes recovered at the statutory and effective tax rate
Domestic
Statutory U.S. federal rate	$308,457	$287,113
Foreign	342,169	148,676

Timing differences:
Non-deductible expenses	(320,122)	(63,060)
Financing fees	61,184	18,472
Other deductible charges	54,517	736
Benefit of tax losses not recognized in the year	(446,205)	(391,937)

Income tax recovery (expense) recognized in the year	$–	$–

The approximate tax effects of each type of temporary difference that gives rise to deferred tax assets are as follows:

	September 30, 2006	September 30, 2005

Deferred income tax assets (liabilities)
Net operating loss carry-forwards	$1,638,376	$1,149,229
Oil and gas properties	(92,002)	151,605
Finance fee deductible in future years	126,881	244,096
Equipment	379	–
Valuation allowance	(1,673,634)	(1,544,930)

Net deferred income tax assets	$–	$–

14.	SUBSEQUENT EVENTS

Sales of Unregistered Securities

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

Compensation to Directors

On November 28, 2005, the Company adopted a stock-based compensation plan, under which each director would receive 75,000 options upon becoming a director and an additional 100,000 shares for each year or part of a year served as a director. Directors of subsidiaries, who are not already directors of the Company, would receive 37,500 options upon becoming a director and an additional 50,000 options for each year or part of a year served as a director.

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

On August 10, 2004, Deep Well (“the Registrant”) changed accountants from Madsen & Associates, CPA’s Inc. to Deloitte & Touche LLP. The Registrant decided to dismiss Madsen & Associates, CPA’s Inc. as its independent accountants. Madsen & Associates, CPA’s Inc. report on the financial statements for the period from September 10, 2003 to September 30, 2003 as contained in Form 10-K/A, Amendment Number 2, which was filed on May 13, 2004, was not subject to an adverse or qualified opinion or a disclaimer of opinion and were not modified as to uncertainty, audit scope or accounting principles for the period from September 10, 2003 to September 30, 2003 or for either of the past two years. Madsen & Associates, CPA’s Inc. report on the financial statements for the period from September 10, 2003 to September 30, 2003 raises substantial doubt about the Registrant’s ability to continue as a going concern and that continuation of the Registrant as a going concern is dependent upon obtaining additional working capital. The decision to change accountants was approved by the Registrant’s Board of Directors; and during the period from our engagement of Madsen & Associates, CPA’s Inc. on February 9, 2004 to the date we dismissed Madsen & Associates, CPA’s Inc. on August 10, 2004, there were no disagreements with Madsen & Associates, CPA’s Inc. related to accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Madsen & Associates, CPA’s Inc. would have caused Madsen & Associates, CPA’s Inc. to make reference to the subject matter of the disagreement in connection with its report. On August 10, 2004, the Registrant engaged Deloitte & Touche LLP as its independent accountants. The Registrant did not consult with Deloitte & Touche LLP. its new independent accountants, regarding any matter prior to its engagement; and the Registrant has provided to Madsen & Associates, CPA’s Inc., its former accountant, a copy of the disclosures and the Registrant has requested a letter from Madsen & Associates, CPA’s Inc. addressed to the Commission, confirming certain statements made by the Registrant. Changes in the Registrant’s certifying accountant, Letter of Madsen & Associates, CPA’s Inc. has been filed on Form 8-K on August 16, 2004, and incorporated herein by reference as exhibit 16.1.

Effective April 22, 2005, Deloitte & Touche LLP (the “Predecessor Accountant”) resigned as the independent auditors for the Company. Madsen & Associates (the “Successor Accountant”) was appointed as our Company’s new independent accountants. Our Company’s Board of Directors approved this action on April 22, 2005. During the last two fiscal years ended September 30, 2004 and 2003 and the subsequent periods to April 22, 2005 (i) there were no disagreements between the Company and Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Deloitte & Touche LLP would have caused Deloitte & Touche LLP to make reference to the matter in its reports on our Company’s financial statements, and (ii) Deloitte & Touche LLP’s reports did not contain an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles. During the last two most recent fiscal years ended September 30, 2004 and 2003 and the subsequent periods to April 22, 2005, there were no reportable events as the term described in Item 304(a)(1)(iv) of Regulation S-B.  Our Company has not previously consulted with the Successor Accountant regarding the application of accounting principles to a specific completed or contemplated transaction or the type of audit opinion that might be rendered on our Company’s financial statements. Changes in registrant’s certifying accountant, Letter of Deloitte & Touche LLP has been filed on Form 8-K on August 10, 2005, and incorporated herein by reference as exhibit 16.2.

ITEM 8A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as amended was carried out by our management with the participation of our principal executive officer and principal financial officer, as of the end of our fiscal year ended September 30, 2006. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that as of the end of that fiscal year, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the fiscal year ended September 30, 2006, there were changes and improvements in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the fiscal year we continued to implement the formalization and centralization of our accounts payable functions and multi-currency accounting software.

ITEM 8B.	OTHER INFORMATION

Deep Well reported all information that was required to be disclosed during the fourth quarter of the fiscal year covered by this Form 10-KSB in its report on Form 10-KSB for the year ended September 30, 2005 that was filed on April 22, 2008. Subsequent events not reported on Form 8-K during the fourth quarter of this fiscal year covered by this Form 10-KSB but reported in such report on Form 10-KSB are as follows:

Subsequent Events Not Reported on Form 8-K during the fourth quarter covered by this report but reported on Form 10-KSB filed on April 22, 2008:

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

PART III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The executive officers and directors of Deep Well are as follows:

As at September 30, 2006
Name	Age	Position/Office

Dr. Horst A. Schmid	73	Director and Chairman of the Board President and Chief Executive Officer
Mr. Curtis J. Sparrow	49	Director Chief Financial Officer, Secretary and Treasurer
Mr. Cyrus Spaulding	50	Director Chief Operating Officer
Mr. Donald E. H. Jones	53	Director
Mr. David Roff	35	Director

As at September 30, 2007
Name	Age	Position/Office

Dr. Horst A. Schmid	74	Director and Chairman of the Board President and Chief Executive Officer
Mr. Curtis J. Sparrow	50	Director Chief Financial Officer, Secretary and Treasurer
Mr. Cyrus Spaulding	51	Director
Mr. Donald E. H. Jones	54	Director
Mr. David Roff	36	Director

As at September 30, 2008
Name	Age	Position/Office

Dr. Horst A. Schmid	75	Director and Chairman of the Board President and Chief Executive Officer
Mr. Curtis J. Sparrow	51	Director Chief Financial Officer, Secretary and Treasurer
Mr. Cyrus Spaulding	52	Director
Mr. Donald E. H. Jones	55	Director
Mr. David Roff	37	Director
Mr. Malik Youyou	55	Director

Biographies of Directors and Executive Officers

Brief biographies of the executive officers and directors of Deep Well are set forth below. All directors hold office until the next Annual Stockholders’ Meeting or until their death, resignation, retirement, removal, disqualification or until their successors have been elected and qualified. Vacancies in the existing Board may be filled by majority vote of the remaining directors. Officers of our Company serve at the will of the Board of Directors. As of September 30, 2006 there are no written employment contracts outstanding, but there are consulting contracts as disclosed herein.

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

Mr. Curtis J. Sparrow served as Director of Deep Well from February 6, 2004 until June 29, 2005. On July 1, 2005, Mr. Sparrow accepted a reappointment back to the Board of Directors. From February 9, 2004 to present Mr. Sparrow has been the Chief Financial Officer, Corporate Secretary and Treasurer of Deep Well. Since before May 1994, Mr. Sparrow has been a self-employed management consultant. Mr. Sparrow has been involved in the oil and gas industry in various capacities for over 25 years. He held directorships and senior officer positions with junior exploration and development companies before becoming a self-employed consultant. He has since participated in the marketing side of the oil and gas industry, and was part of an acquisition team formed to assess and develop a bid for a multi-billion dollar integrated oil company. His experience also includes corporate and project management, international businesses and mining. Mr. Sparrow received his Bachelor of Science Degree in Engineering and Masters Degree in Business Administration from the University of Alberta in May 1978 and May 1992, respectively. Mr. Sparrow is also a registered Professional Engineer.

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

Mr. Youyou recently became a Director of Deep Well, he accepted the position on August 20, 2008. Mr. Youyou is an experienced international entrepreneur, investor and director of several companies. With more than three decades of business experience in highly competitive global markets, beginning in his native France, Mr. Youyou brings a strong international perspective to Deep Well's Board. Mr. Youyou has created and led several companies involved in the development, branding, and marketing of luxury goods from leading international houses including Baume & Mercier, Cartier, Piaget, Alfred Dunhill, Mont Blanc, Van Cleef and Arpels, Chloe and Vacheron Constantin. Over the last two decades Mr. Youyou successfully established the luxury goods business in Russia and related markets that emerged from the former Soviet Union.

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

Identification of Audit Committee

On February 9, 2004 our Board of Directors, in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934 as amended, appointed an audit committee. The Board of Directors has designated an audit committee to oversee management’s conduct of our accounting and financial reporting processes. The audit committee reviews our financial reports and other financial information disclosed to the public, the government and various regulatory bodies, our system of internal accounting, our financial controls, and the annual independent audit of our financial statements. The audit committee also oversees compliance with legal and regulatory requirements. On February 9, 2004 to August 14, 2004, the audit committee members were Mr. Curtis J. Sparrow and Mr. Leonard F. Bolger. Mr. Leonard F. Bolger served as Chair of the audit committee. On August 14, 2004 the Board of Directors determined that it was necessary to ratify the members of the Audit Committee and therefore the Board of Directors approved the appointment of Dr. Horst A. Schmid and Mr. Leonard F. Bolger as the only two independent members of the Audit Committee.

On February 9, 2004 the Board of Directors appointed a compensation committee, a corporate governance committee and a corporate environmental policy committee.

Nominating Committee

The Company currently does not have a nominating committee. The entire Board of Directors of the Company participates in the consideration of director nominees, therefore fulfilling the role of a nominating committee. It is anticipated that in preparation for our next Shareholder’s meeting it will review shareholder proposals for nominations to the Board of Directors. Any such proposal must comply with the proxy rules under the Exchange Act, including Rule 14a-8.

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers, directors and persons who beneficially own more than 10% of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission, and to furnish to the Company copies of such reports. Based solely on the review of copies of the forms received, by the Company, during the September 30, 2006 fiscal year, filings of Form 3 as required under Section 16(a)(2) of the Securities Exchange Act of 1934 by Mr. David Roff. In addition, the filing of Form 4 as required under Section 16(a)(2) of the Securities Exchange Act of 1934 by Mr. Curtis J. Sparrow, Mr. Cyrus Spaulding, Dr. Horst A. Schmid and Mr. Donald E. H. Jones was late.

Code of Ethics

As of September 30, 2006 our Company had not yet adopted a formal code of ethics governing its executive officers and directors. We have not adopted a code of ethics because we have minimal operations. Our Board of Directors will address this issue in the future to determine the adoption of a code of ethics. In the meantime, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

ITEM 10.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides information about the compensation paid to, earned or received during the last two fiscal years ended September 30, 2006 and September 30, 2005 the executive officers listed below (the “Named Executive Officers”).

Executive Compensation Summary

Name and Principal Position	Year		Salary Cdn$	Bonus	Stock Awards	Option Awards (If approved by the shareholders)		Non-Equity Incentive Plan Compen-sation	Non-qualified Deferred Compen-sation Earnings	All Other Compen-sation (13)	Total

Mr. Steven P. Gawne (1)	2006		$–	$–	$–	$–		$–	$–	$–	$–
President and	2005	(2)& ;#16 0;	135,000	–	–	–		–	–	–	116,276	(15)
Chief Executive Officer

Dr. Horst A. Schmid (3)	2006	(4)	$150,000	$–	$–	$159,304	(16)	$–	$–	$7,000	$300,794	(14)
President and	2005	(5)	53,500	–	–	–		–	–	15,000	61,080	(15)
Chief Executive Officer

Mr. Curtis J. Sparrow (6)	2006	(7)	$180,000	$–	$–	$159,304	(17)	$–	$–	$3,500	$324,192	(14)
Chief Financial Officer	2005	(8)	180,000	–	–	–		–	–	7,000	162,034	(15)

Mr. Menno Wiebe (9)	2006		$–	$–	$–	$–		$–	$–	$–	$–
Chief Operating Officer	2005		–	–	–	–		–	–	–	–

Mr. Cyrus Spaulding (10)	2006	(11)	$125,265	$–	$–	$133,695	(18)	$–	$–	$3,500	$250,508	(14)
Chief Operating Officer	2005	(12)	20,800	–	–	–		–	–	2,500	20,415	(15)

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

(3) Dr. Horst A. Schmid has served our Company as Director and Chairman of the Board since February 6, 2004 to present. From June 29, 2005 to present he has been the President and Chief Executive Officer of our Company.

(4) As of September 30, 2006, Portwest Investments Ltd., a company owned 100% by Dr. Horst A. Schmid, accrued the above fees for Dr. Schmid’s services provided to our Company as President and Chief Executive Officer and as of the 2006 year end our Company owed Portwest Investments Ltd. $68,690.21 Cdn. Dr. Horst A. Schmid accrued a director’s fee for his services on the Board of Directors as Chairman of the Board of our Company, as of the September 30, 2006 year end our Company owed Dr. Schmid $5,000 US for directors fees.

(5) As of September 30, 2005, Portwest Investments Ltd., a company owned 100% by Dr. Horst A. Schmid, accrued the above fees for Dr. Schmid’s services provided to our Company as President and Chief Executive Officer and as of the 2005 year end our Company owed Portwest Investments Ltd. $5,684.90 Cdn. Dr. Schmid also accrued a director’s fee for his services on the Board of Directors as Chairman of the Board of our Company, but none of these fees were paid as of the September 30, 2005 year end but were paid in the September 30, 2006 year end.

(6) Mr. Curtis J. Sparrow served as Director of our Company from February 6, 2004 until June 29, 2005. On July 1, 2005, Mr. Sparrow accepted a reappointment back to the Board of Directors. From February 9, 2004 to present Mr. Sparrow has been the Chief Financial Officer, Corporate Secretary and Treasurer of our Company.

(7) As of September 30, 2006, Concorde Consulting, a company owned 100% by Mr. Curtis J. Sparrow, accrued the above fees for Mr. Sparrow’s services provided to our Company as Chief Financial Officer and as of the 2006 year end our Company owed Concorde Consulting $104,104.01 Cdn. Mr. Curtis J. Sparrow accrued a director’s fee for his services on the Board of Directors as Director of our Company, as of the September 30, 2006 year end our Company owed Mr. Sparrow $2,500 US for directors fees.

(8) As of September 30, 2005, Concorde Consulting, a company owned 100% by Mr. Curtis J. Sparrow, accrued the above fees for Mr. Sparrow’s services provided to our Company as Chief Financial Officer and as of the 2005 year end our Company owed Concorde Consulting $141,829.75 Cdn. Mr. Sparrow also accrued a director’s fee for his services on the Board of Directors as Director of our Company, but none of these fees were paid as of the September 30, 2005 year end but were paid in the September 30, 2006 year end.

(9) Mr. Menno Wiebe served as Chief Operating Officer of our Company from July 6, 2004 until June 29, 2005.

(10) Mr. Cyrus Spaulding served as Chief Operating Officer of our Company from September 1, 2005 until September 21, 2007.

(11) As of September 30, 2006, Trebax Projects Ltd., a company owned 100% by Mr. Cyrus Spaulding, accrued the above fees for Mr. Spaulding’s services provided to our Company as Chief Operating Officer and as of the 2006 year end our Company owed Trebax Projects Ltd. $95,106.07 Cdn. Mr. Cyrus Spaulding accrued a director’s fee for his services on the Board of Directors of our Company, as of the September 30, 2006 year end our Company owed Mr. Spaulding $2,500 for directors fees.

(12) As of September 30, 2005, Trebax Projects Ltd., a company owned 100% by Mr. Cyrus Spaulding, accrued the above fees for Mr. Spaulding’s services provided to our Company as Chief Operating Officer. None of these fees were owed as of September 30, 2005. Mr. Spaulding also accrued a director’s fee for his services on the Board of Directors of our Company, but none of these fees were paid as of the September 30, 2005 year end  but were paid in the September 30, 2006 year end.

(13) Directors Fees.

(14) Cdn to US dollar conversion is based on the exchange rate of 0.8966 at the end of the 2006 fiscal year.

(15) Cdn to US dollar conversion is based on the exchange rate of 0.8613 at the end of the 2005 fiscal year.

(16) No option granted under the Stock Option Plan may be exercised until the Stock Option Plan has been approved and ratified by the holders of a majority of the voting stock of our Company at a shareholders' meeting or by consent resolution of said majority shareholders. On November 28, 2005, the Company granted Dr. Horst A. Schmid options to purchase 375,000 shares of common stock on becoming a director of our Company, at an exercise price of $0.71 per share, of which 175,000 vested immediately upon grant and another 100,000 vested on February 6, 2006 and another 100,000 vested on February 6, 2007. Based on the Black-Scholes valuation method Dr. Schmid’s estimated amortized value vested in 2006 was $93,885 US. In addition to Dr. Schmid’s Director’s options, Portwest Investments Ltd., a company owned 100% by Dr. Horst A. Schmid, was granted options to purchase 390,000 shares of common stock for providing consulting services as President and Chief Executive Officer of our Company, of which 130,000 vested on July 1, 2006, another 130,000 vested on July 1, 2007 and another 130,000 vested on July 1, 2008. Based on the Black-Scholes valuation method Portwest Investment Ltd.’s estimated amortized value vested in 2006 was $65,419 US. These estimated valuations include the value of the options back until each executive officer first became a Director. No named Director or executive officer has exercised any of his stock options.

(17) No option granted under the Stock Option Plan may be exercised until the Stock Option Plan has been approved and ratified by the holders of a majority of the voting stock of our Company at a shareholders' meeting or by consent resolution of said majority shareholders. On November 28, 2005, the Company granted Mr. Curtis J. Sparrow options to purchase 375,000 shares of common stock on becoming a director of our Company, at an exercise price of $0.71 per share, of which 175,000 vested immediately upon grant and another 100,000 vested on February 6, 2006 and another 100,000 vested on February 6, 2007. Based on the Black-Scholes valuation method Mr. Sparrow’s estimated amortized value vested in 2006 was $93,885 US.  In addition to Mr. Sparrow’s Director’s options, Concorde Consulting, a company owned 100% by Mr. Sparrow, was granted options to purchase 390,000 shares of common stock for providing consulting services as Chief Financial Officer of our Company, of which 130,000 vested on July 1, 2006, another 130,000 vested on July 1, 2007 and another 130,000 vested on July 1, 2008. Based on the Black-Scholes valuation method Concorde Consulting’s estimated amortized value vested in 2006 was $65,419 US. These estimated valuations include the value of the options back until each executive officer first became a Director. No named Director or executive officer has exercised any of his stock options.

(18) No option granted under the Stock Option Plan may be exercised until the Stock Option Plan has been approved and ratified by the holders of a majority of the voting stock of our Company at a shareholders' meeting or by consent resolution of said majority shareholders. On November 28, 2005, the Company granted Mr. Cyrus Spaulding options to purchase 375,000 shares of common stock, on becoming a director of our Company, at an exercise price of $0.71 per share, of which 75,000 vested immediately upon grant and another 100,000 vested on June 29, 2006, another 100,000 vested on June 29, 2007 and another 100,000 vested on June 29, 2008. Based on the Black-Scholes valuation method Mr. Spaulding’s estimated amortized value vested in 2006 was $70,780 US. In addition to Mr. Spaulding’s Director’s options, Trebax Projects Ltd., a company owned 100% by Mr. Cyrus Spaulding, was granted options to purchase 390,000 shares of common stock for providing consulting services as Chief Operating Officer of our Company, of which 130,000 vested on September 1, 2006, another 130,000 vested on September 1, 2007 and another 130,000 would have vested on September 1, 2008 but Trebax Projects Ltd. resigned as of September 21, 2007. Based on the Black-Scholes valuation method Trebax Projects Ltd.’s estimated amortized value vested in 2006 was $62,915 US. These estimated valuations include the value of the options back until each executive officer first became a Director. No named Director or executive officer has exercised any of his stock options.

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

Outstanding Equity Awards Granted to Executive Officers at September 30, 2006

	Options Awards (1)(If approved by the shareholders)					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Portwest Investments Ltd. (2)	130,000	260,000	–	$0.71	11/28/2010	–	–	–	–
Concorde Consulting (3)	130,000	260,000	–	$0.71	11/28/2010	–	–	–	–
Trebax Projects Ltd. (4)	130,000	260,000	–	$0.71	11/28/2010	–	–	–	–

(1) No option granted under the Stock Option Plan may be exercised until the Stock Option Plan has been approved and ratified by the holders of a majority of the voting stock of our Company at a shareholders' meeting or by consent resolution of said majority shareholders.

(2) Portwest Investments Ltd., a company owned 100% by Dr. Horst A. Schmid, was granted options to purchase 390,000 shares of common stock for providing consulting services as President and Chief Executive Officer of our Company, of which 130,000 vested on July 1, 2006, another 130,000 vested on July 1, 2007 and another 130,000 vested on July 1, 2008. See the Executive Compensation Table for more disclosure.

(3) Concorde Consulting, a company owned 100% by Mr. Curtis J. Sparrow, was granted options to purchase 390,000 shares of common stock for providing consulting services as Chief Financial Officer of our Company, of which 130,000 vested on July 1, 2006, another 130,000 vested on July 1, 2007 and another 130,000 vested on July 1, 2008. See the Executive Compensation Table for more disclosure.

(4) Trebax Projects Ltd., a company owned 100% by Mr. Cyrus Spaulding, was granted options to purchase 390,000 shares of common stock for providing consulting services as Chief Operating Officer of our Company, of which 130,000 vested on September 1, 2006, another 130,000 vested on September 1, 2007 and another 130,000 would have vested on September 1, 2008 but Trebax Projects Ltd. resigned as of September 21, 2007.  See the Executive Compensation Table for more disclosure.

Compensation of Directors

On November 28, 2005, our Company adopted a cash compensation plan where each director is paid the amount of $500 for each meeting of the Board of Directors or committee meetings that they attend, or resolution participated in, plus, we reimburse each director for actual expenses incurred in connection with Board meeting attendance. The Chairman of the Board is paid $1,000 for each Board meeting plus expenses incurred in connection with Board meeting attendance.

On November 28, 2005, the Board of Directors of Deep Well adopted the Deep Well Oil & Gas, Inc. Stock Option Plan. The Stock Option Plan, which if administered by the Board, permits options to acquire shares of Deep Well’s common stock to be granted to directors of our Company. The vesting of such director options will occur only if the holder of the options continues to provide services to us during the immediate annual period preceding the relevant vesting date. The options will terminate at the close of business five years from the date of grant. No option granted under the Stock Option Plan may be exercised until the Stock Option Plan has been approved and ratified by the holders of a majority of the voting stock of our Company at a shareholders' meeting or by consent resolution of said majority shareholders.

For the year ended September 30, 2006, the Company recorded $558,882 of compensation expense based on its use of the Black Scholes model to estimate the grant-date fair value of these unit option awards. No options were exercised during the year ended September 30, 2006, therefore, the intrinsic value of the options exercised during 2006 is nil. As of September 30, 2006, there was a total of $217,954 of unrecognised compensation cost related to the non-vested portion of these unit option awards. At September 30, 2006, this cost was expected to recognize over a weighted-average period of 4.16 years. Compensation expense is based upon straight-line amortization of the grant-date fair value over the vesting period of the underlying unit option. Since the Company is a relatively new public company and has minimal trading history, it has used an estimated volatility of approximately 162% for 2006 based on the trading history available which increases the amount of compensation allocated to each Director. As of October 31, 2008, no stock options have been exercised by a Director.

Director Compensation at September 30, 2006

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards (If approved by the shareholders) ($)(1)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)

Mr. Donald E. H. Jones (2)	$3,500	(3)	–	$70,780	(4)	–	–	–		$74,280
Mr. David Roff (5)	$2,000	(6)	–	–		–	–	$96,000 Cdn	(7)	$88,074	(8)
			–	–		–

(1) No option granted under the Stock Option Plan may be exercised until the Stock Option Plan has been approved and ratified by the holders of a majority of the voting stock of our Company at a shareholders' meeting or by consent resolution of said majority shareholders.

(2) Mr. Donald E. H. Jones has served our Company as Director since June 29, 2005 to present.

(3) Mr. Donald E. H. Jones accrued a director’s fee for his services on the Board of Directors of our Company, as of the September 30, 2006 year end our Company owed Mr. Jones $2,500 US for directors fees. Mr. Jones attended all of the meetings of the Board of Directors for the reported fiscal year.

(4) No option granted under the Stock Option Plan may be exercised until the Stock Option Plan has been approved and ratified by the holders of a majority of the voting stock of our Company at a shareholders' meeting or by consent resolution of said majority shareholders. On November 28, 2005, the Company granted Mr. Donald E. H. Jones options to purchase 375,000 shares of common stock, on becoming a director of our Company, at an exercise price of $0.71 per share, of which 75,000 vested immediately and another 100,000 vested on June 29, 2006, another 100,000 vested on June 29, 2007 and another 100,000 vested on June 29, 2008. Based on the Black-Scholes valuation method Mr. Jones’ estimated amortized value vested in 2006 was $70,780 US, which includes the value of the options back until Mr. Jones first became a Director. Mr. Jones has not exercised any of his stock options.

(5) Mr. David Roff was the former President and Sole Director of our Company from September 10, 2003 until February 6, 2004. Mr. Roff was reappointed as Director on April 3, 2006.

(6) Mr. David Roff accrued a director’s fee for his services on the Board of Directors of our Company, as of the September 30, 2006 year end our Company owed Mr. Roff $2,000 US for directors fees. Mr. Roff attended 4 out of 7 meetings of the Board of Directors for the reported fiscal year..

(7) Brave Consulting Corporation, a company 50% owned by Mr. David Roff, has been a consultant to Deep Well since July 15, 2005. Brave Consulting Corporation, a private corporation 50% owned by Mr. Roff and the other 50% is owned by a non-related third party, was paid a fee of $4,000 Cdn per month from July 2005 until October 2005. From November 2005 until July 2007, Brave Consulting was paid a fee of $8,000 Cdn per month. From August 2007 until present, Brave Consulting Corporation is being paid a fee of $12,000 Cdn per month.

(8) Cdn to US dollar conversion is based on the exchange rate of 0.8966 at the end of the 2006 fiscal year.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ANDRELATED STOCKHOLDER MATTERS

The following tables set forth the number and percentage of the shares of our Company’s Common Stock owned of record and beneficially by each person or entity owning more than 5% of such shares and by all executive officers, officers and directors, as a group at September 30, 2006:

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
As of September 30, 2006

Name and Address of Beneficial Owner	Title of Class	Number of Shares Beneficially Owned	Percentage of Class Beneficially Owned (1)		Nature of Ownership

Steven P. Gawne (2) Suite 3175, 246 Stewart Green SW Calgary, Alberta T3H 3C8 Canada	Common	6,000,000	9.53	% (2)	Direct/Indirect

C. Ruiz Tighe (3) 89 Arbour Ridge Heights NW Calgary, Alberta T3G 3Z2 Canada	Common	3,619,500	5.75%		Direct/Indirect

(1) Based on 62,929,289 common shares outstanding on September 30, 2006.

(2) Mr. Steven P. Gawne directly owns 300,000 shares and his indirect beneficial ownership consists of Nearshore Petroleum Corporation owning 300,000 shares. Nearshore Petroleum Corporation is a private corporation registered in Alberta, Canada, which is 50% owned and controlled by Mr. Gawne and 50% owned and controlled by his wife, Rebekah Gawne. As a result of Mr. Gawne’s and Nearshore’s ownership of 100,000 each of preferred shares of Northern which as a result of the June 7, 2005 acquisition of Northern Alberta Oil Ltd. by our Company and at Mr. Gawne’s or Nearshore’s option can each convert to 2,700,000 shares of Deep Well common stock each. This means that Mr. Gawne’s indirect beneficial ownership will consist of Nearshore Petroleum Corporation owning 3,000,000 shares and Mr. Gawne directly owning 3,000,000 shares, for a total of 6,000,000 being 9.53% of our Company once the Northern preferred shares are converted.

(3) C. Ruiz Tighe beneficially and indirectly owns 2,940,000 shares of our common stock held by 1004731 Alberta Ltd., a corporation registered in Alberta, Canada, which is 100% owned by C. Ruiz Tighe. C. Ruiz Tighe directly holds 679,500 shares of our common stock.

SECURITY OWNERSHIP OF MANAGEMENT
As of September 30, 2006

Name and Address of Beneficial Owner	Title of Class	Number of Shares/Options Beneficially Owned	Percentage of Class Beneficially Owned (1)	Nature of Ownership

Dr. Horst A. Schmid Director and Chairman of the Board Suite 510, 10117 Jasper Avenue Edmonton, Alberta T5J 1W8 Canada	Common	2,355,000	3.65%	Direct and Indirect (2)

Mr. Curtis J. Sparrow Director, Chief Financial Officer, Corporate Secretary and Treasurer Suite 510, 10117 Jasper Avenue Edmonton, Alberta T5J 1W8 Canada	Common	405,000	0.63%	Direct and Indirect (3)

Mr. Cryus Spaulding Director and Chief Operating Officer 416 Scenic View Bay Calgary, Alberta T3L 1Z4 Canada	Common	980,000	1.52%	Direct and Indirect (4)

Mr. Donald E. H. Jones Director Calle 113, Numero 7-21 Officina 706, Edificio Teleport, Torre A Bogota, Colombia	Common	175,000	0.27%	Direct (5)

Mr. David Roff Director 31 Walmer Road Ste. #6 Toronto, Ontario M5R 2W7	Common	79,886	0.12%	Direct (6)

All Officers and Directors as a Group	Common	3,994,886	6.19%	Indirect

(1) Based on 64,556,789 common shares issued and outstanding on September 30, 2006 and as if all the warrants and options noted in this table below were exercised by management.

(2) Dr. Horst A. Schmid has served our Company as Director and Chairman of the Board since February 6, 2004 to present. Dr. Schmid’s indirect beneficial ownership consists of Portwest Investment Ltd. owning 1,950,000 common shares. Portwest Investment Ltd. is a private corporation registered in Alberta, Canada, which is owned and controlled by Dr. Schmid. On November 28, 2005, Dr. Schmid was granted options to purchase 375,000 shares of common stock on becoming a director of our Company, of which 175,000 vested immediately upon grant and the remaining options vested as follows: 100,000 vested on February 6, 2006 and another 100,000 vested on February 6, 2007. Dr. Schmid also has an indirect beneficial ownership which consists of 390,000 stock options granted to Portwest Investment Ltd of which 130,000 vested on July 1, 2006, another 130,000 vested on July 1, 2007 and another 130,000 vested on July 1, 2008. No option granted under the Stock Option Plan may be exercised until the Stock Option Plan has been approved and ratified by a majority of our shareholders.

(3) Mr. Curtis J. Sparrow was appointed Director on February 6, 2004 and Chief Financial Officer on February 9, 2004. Mr. Sparrow was reappointed as Director and Chief Financial Officer on June 29, 2005. On November 28, 2005, Mr. Sparrow was granted options to purchase 375,000 shares of common stock on becoming a director of our Company, of which 175,000 vested immediately upon grant and the remaining options vested as follows: 100,000 vested on February 6, 2006 and another 100,000 vested on February 6, 2007. Mr. Sparrow also has an indirect beneficial ownership which consists of 390,000 stock options granted to Concorde Consulting, a company owned 100% by Mr. Sparrow, of which 130,000 vested on July 1, 2006, another 130,000 vested on July 1, 2007 and another 130,000 vested on July 1, 2008. No option granted under the Stock Option Plan may be exercised until the Stock Option Plan has been approved and ratified by a majority of our shareholders.

(4) Mr. Cyrus Spaulding was appointed Director on June 29, 2005 and Chief Operating Officer on September 1, 2005. Mr. Spaulding’s indirect beneficial ownership consists of 175,000 common shares through his spouse, Barbara Spaulding, as of September 30, 2006, and 250,000 common shares acquired indirectly through his spouse from an August 12, 2005 private placement which included warrants to purchase another 250,000 common shares of our Company. November 28, 2005, Mr. Spaulding was granted options to purchase 375,000 shares of common stock on becoming a director of our Company, of which 75,000 vested immediately upon grant and the remaining options vested as follows: 100,000 vested on June 29, 2006 and another 100,000 vested on June 29, 2007 and another 100,000 vested on June 29, 2008. Mr. Spaulding also has an indirect beneficial ownership, which consists of 390,000 stock options granted to Trebax Projects Ltd., a company owned 100% by Mr. Cyrus Spaulding, of which 130,000 vested on September 1, 2006, another 130,000 vested on September 1, 2007 and another 130,000 would have vested on September 1, 2008 but Trebax Projects Ltd. resigned as of September 21, 2007. No option granted under the Stock Option Plan may be exercised until the Stock Option Plan has been approved and ratified by a majority of our shareholders.

(5) Mr. Donald E. H. Jones was appointed Director on June 29, 2005. On November 28, 2005, Mr. Jones was granted options to purchase 375,000 shares of common stock on becoming a director of our Company, of which 75,000 vested immediately upon grant and the remaining options vested as follows: 100,000 vested on June 29, 2006 and another 100,000 vested on June 29, 2007 and another 100,000 vested on June 29, 2008. No option granted under the Stock Option Plan may be exercised until the Stock Option Plan has been approved and ratified by the a majority of our shareholders.

(6) Mr. David Roff was appointed Director on April 3, 2006. Mr. Roff’s direct beneficial ownership consists of 79,886 common shares. On October 25, 2006, Mr. Roff was granted options to purchase 375,000 shares of common stock of our Company of which 75,000 of the options vested immediately upon grant and the remaining options will vest as follows: 100,000 vested on April 6, 2007, another 100,000 vested on April 6, 2008 and 100,000 of will vest on April 6, 2009. No option granted under the Stock Option Plan may be exercised until the Stock Option Plan has been approved and ratified by a majority of our shareholders.

Changes in Control

Except as described below, Deep Well is not aware of any arrangement that may result in a change in control of Deep Well or its subsidiary companies.

Since December 2007, Tamm Oil and Gas Corp. (“Tamm”) and its agents have issued multiple public statements claiming that Tamm has acquired, or agreed to acquire, a significant and controlling interest in our Company and our properties. We are not, and have not been, party to any of Tamm’s public statements or purported acquisitions of our shares of common stock, and we have commenced a lawsuit against Tamm alleging that Tamm has violated United States federal and Nevada state law in connection with Tamm’s recent public statements and activities related to our Company, our operations and Tamm’s ownership of our shares of common stock. Tamm has filed a motion for partial summary judgment, which is fully briefed and pending before the court, and Several of the new defendants have appeared and filed motions to dismiss, which are also pending. Discovery in the case is ongoing. For more information about the foregoing, you should refer to “Item 3. Legal Proceedings” in this Form 10-KSB.

Mr. Malik Youyou, a Director of the Company, beneficially owns 74,675,331 shares of common stock of our Company of which 31,471,630 shares were directly acquired by Mr. Youyou pursuant to three subscription agreements dated June 22, 2007, August 14, 2008 and October 31, 2008 for a total aggregate price of $15,000,000 for all three private placement transactions. Pursuant to these three private placements Mr. Youyou also received warrants to acquire 36,471,630 shares of common stock of Deep Well. In addition, Mr. Youyou indirectly owns 5,057,229 shares of common stock of Deep Well through Westline Enterprises Limited, a company of which Mr. Youyou is the sole shareholder. As of the date of this report on Form 10-KSB, Mr. Youyou has 36 percent of the issued and outstanding common stock of Deep Well. If Mr. Youyou were to exercise all of his warrants to acquire an additional 36,471,630 shares of Deep Well’s common stock, and if nobody else exercised their warrants, Mr. Youyou would have 52 percent of the issued and outstanding common stock of Deep Well. As of the Date of this report Mr. Youyou has not exercised any of his warrants.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 On February 23, 2006, pursuant to an exercise option agreement the Company entered into on June 7, 2005, Mr. Steven P. Gawne and Nearshore partially exercised their rights under the option agreements, in which our Company issued 300,000 Deep Well common shares to each of Mr. Gawne and Nearshore in exchange for 20,000 of the outstanding preferred shares of Northern Alberta Oil Ltd. The common shares were issued pursuant to Section 4(2) of the 1933 Act.

Pursuant to a subscription agreement dated August 12, 2005, Barbara Spaulding the wife of Mr. Cyrus Spaulding our current director and Chief Operating Officer, subscribed for 250,000 units of our Company, pursuant to a private placement transaction, for an aggregate price of $100,000. Each unit consisted of one common share and one common share purchase warrant, with each warrant entitling its holder to acquire one share of our common stock at an exercise price of $0.60. The warrants expired on August 12, 2008 and Barbara Spaulding did not exercise any of her warrants. The units were issued pursuant to Regulation S under the 1933 Act. As of the date of this report Barbara Spaulding directly owns 250,000 common shares of our Company.

Mr. Malik Youyou, a Director of the Company, beneficially owns 74,675,331 shares of common stock of our Company of which 31,471,630 shares were directly acquired by Mr. Youyou pursuant to three subscription agreements dated June 22, 2007, August 14, 2008 and October 31, 2008 for a total aggregate price of $15,000,000 for all three private placement transactions. Pursuant to these three private placements Mr. Youyou also received warrants to acquire 36,471,630 shares of common stock of Deep Well. In addition, Mr. Youyou indirectly owns 5,057,229 shares of common stock of Deep Well through Westline Enterprises Limited, a company of which Mr. Youyou is the sole shareholder. As of the date of this report on Form 10-KSB, Mr. Youyou has 36 percent of the issued and outstanding common stock of Deep Well. If Mr. Youyou were to exercise all of his warrants to acquire an additional 36,471,630 shares of Deep Well’s common stock, and if nobody else exercised their warrants, Mr. Youyou would have 52 percent of the issued and outstanding common stock of Deep Well. As of the Date of this report Mr. Youyou has not exercised any of his warrants.

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.	Description

2.1	Liquidating Plan of Reorganization of Allied Devices Corporation, now known as Deep Well Oil & Gas, Inc. filed with Form 10-K/A on January 28, 2004, and incorporated herein by reference.
2.2
Order and Plan of Reorganization of the U.S. Bankruptcy Court in and for the Eastern District of New York, In re: Allied Devices Corporation, Chapter 11, Case No. 03-80962-511, dated September 10, 2003 filed with Form 10K/A on January 28, 2004, and incorporated herein by reference.

3.1
Restated and Amended Articles of Incorporation filed with and accepted by the Secretary of State of Nevada on October 22, 2003 filed with Form 10-K/A on January 28, 2004, and incorporated herein by reference.

3.2	Amended Articles of Incorporation filed with the State of Nevada on February 27, 2004 filed with Form 8-K on March 5, 2004, and incorporated herein by reference.
3.3	Amended Articles of Incorporation filed with the State of Nevada on May 5, 2004 filed with Form 8-K on May 7, 2004, and incorporated herein by reference.
3.4	Registrant’s By-laws, filed with Form 10-KSB on February 23, 2007, and incorporated herein by reference.
4.1
Form of Warrant issued pursuant to the Securities Purchase Agreement and Registration Rights Agreement dated March 10, 2005, filed with Form 8-K on March 14, 2005, and incorporated herein by reference.

4.2
Form of Warrant issued pursuant to the Subscription Agreement dated August 12, 2005 by and among our Company with three investors related to the Private Placement offering and Debt Settlement Agreement, filed with Form 8-K on August 17, 2005, and incorporated herein by reference.

4.3
Form of Warrant issued pursuant to the Subscription Agreement dated October 11, 2005 by and among our Company with three investors related to the Private Placement offering, filed with Form 8-K on October 19, 2005, and incorporated herein by reference.

4.4
Form of Warrant issued pursuant to the Subscription Agreement dated January 13, 2006 by and among our Company with three investors related to the Private Placement offering and Debt Settlement Agreement, filed with Form 8-K on March 6, 2006, and incorporated herein by reference.

4.5
Form of Warrant issued pursuant to the Subscription Agreement dated May 25, 2007 by and among our Company with one investor related to the Private Placement offering, and filed with Form 8-K on June 13, 2007, and incorporated herein by reference.

4.6
Form of Warrant issued pursuant to the Subscription Agreement dated June 22, 2007 by and among our Company with one investor related to the Private Placement offering, filed with Form 8-K on July 5, 2007, and incorporated herein by reference.

4.7
Form of Special Warrant issued pursuant to the Subscription Agreement dated June 22, 2007 by and among our Company with one investor related to the Private Placement offering, filed with Form 8-K on July 5, 2007, and incorporated herein by reference

4.8
Form of Warrant issued pursuant to the Subscription Agreement dated July 11, 2007 by and among our Company with two investor related to the Private Placement offering, and filed with Form 10-QSB on October 30, 2007 and incorporated herein by reference.

4.9
Form of Special Warrant issued pursuant to the Subscription Agreement dated July 11, 2007 by and among our Company with two investor related to the Private Placement offering, and filed with Form 10-QSB on October 30, 2007 and incorporated herein by reference.

4.10
Form of adjusted Warrant issued in September 2007 pursuant to the original Warrant dated March 10, 2005 by and among our Company with two investors related to the Securities Purchase Agreement and Registration Rights Agreement, and filed with Form 10-QSB on October 30, 2007 and incorporated herein by reference.

4.11
Form of Warrant issued pursuant to the Subscription Agreement dated August 14, 2008 by and among our Company with one investor related to the Private Placement offering, filed with Form 8-K on August 15, 2008, and incorporated herein by reference.

4.12
Form of Fractional Warrant issued pursuant to the Subscription Agreement dated August 14, 2008 by and among our Company with one investor related to the Private Placement offering, filed with Form 8-K on August 15, 2008, and incorporated herein by reference.

4.13
Form of Warrant issued pursuant to the Subscription Agreement dated October 31, 2008 by and among our Company with one investor related to the Private Placement offering, filed with Form 8-K on November 7, 2008, and incorporated herein by reference.

4.14
Form of Fractional Warrant issued pursuant to the Subscription Agreement dated October 31, 2008 by and among our Company with one investor related to the Private Placement offering, filed with Form 8-K on November 7, 2008, and incorporated herein by reference.

10.1
Gross Overriding Royalty Agreement dated December 12, 2003 between Mikwec Energy Canada Limited (now known as Northern Alberta Oil Ltd.) and Nearshore Petroleum Corporation, filed with Form 10-KSB on February 23, 2007, and incorporated herein by reference.

10.2
Joint Operating Agreement dated April 26, 2004 between Mikwec Energy Canada Limited (now known as Northern Alberta Oil Ltd.) and Maxen Petroleum Inc. (now known as Pan Orient Energy Corp.), filed with Form 10-KSB on February 23, 2007, and incorporated herein by reference.

10.3	Consulting Agreement by and between Deep Well and Menno Wiebe dated June 8, 2004, filed with Form 10-KSB on February 23, 2007, and incorporated herein by reference.
10.4
Exchange Agreement between our Company and Mikwec Energy Canada Limited (now known as Northern Alberta Oil Ltd.) dated as of July 8, 2004, and filed with Form 8-K on November 5, 2004 and incorporated herein by reference. Form of Amending Agreement, dated as of April 25, 2005 and Form of Termination, Option and Put Agreement, both filed with Form 8-K on June 10, 2005, and incorporated herein by reference.

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

10.10
Farmout Amending Agreement dated March 3, 2005 by and between our Company, Deep Well Oil & Gas, Inc., Northern Alberta Oil Ltd., and Surge Global Energy, Inc., Signet Energy, Inc. (formerly known as Surge Global Energy (Canada) Ltd., now known as Andora Energy Corporation), filed with Form 10-KSB on February 23, 2007, and incorporated herein by reference.

10.11
Two Farmout Amending Agreements dated March 10, 2005 by and between our Company, Deep Well Oil & Gas, Inc., Northern Alberta Oil Ltd., and Surge Global Energy, Inc., Signet Energy, Inc. (formerly known as Surge Global Energy (Canada) Ltd., now known as Andora Energy Corporation), filed with Form 10-KSB on February 23, 2007, and incorporated herein by reference.

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

10.18
Form of Subscription Agreement dated August 12, 2005 by and among our Company with three investors related to the Private Placement offering, and Debt Settlement Agreement, filed with Form 8-K on August 17, 2005, and incorporated herein by reference.

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
10.27
Form of Subscription Agreement dated January 13, 2006 by and among our Company with three investors related to the Private Placement offering and Debt Settlement Agreement, filed with Form 8-K on March 6, 2006, and incorporated herein by reference.

10.28
Settlement Agreement & Release of All Claims, dated as of January 22, 2007, by and among our Company and Grey K Fund LP, Grey K Offshore Fund Ltd., Provident Premier Master Fund Ltd., Atlas Master Fund Ltd. and Gemini Master Fund, Ltd., filed with Form 8-K on January 31, 2007, and incorporated herein by reference.

10.29	Form of Non-Qualified Stock Option Agreement issued to Director on April 3, 2006, filed with Form 10-KSB on February 23, 2007, and incorporated herein by reference.
10.30	Form of Subscription Agreement dated May 25, 2007 by and among our Company with one investor, filed with Form 8-K on June 13, 2007, and incorporated herein by reference.
10.31	Form of Subscription Agreement dated June 22, 2007 by and among our Company with one investor, filed with Form 8-K on July 5, 2007, and incorporated herein by reference.
10.32	Form of Subscription Agreement dated July 11, 2007 by and among our Company with two investors, and filed with Form 10-QSB on October 30, 2007 and incorporated herein by reference.
10.33	Order granted by the court dated September 7, 2007 between our Company and Star Capital Inc., and filed with Form 10-KSB on April 22, 2008 and incorporated herein by reference.
10.34	Form of Agreement dated as of September 10, 2007 between our Company and Star Capital Inc., and filed with Form 10-KSB on April 22, 2008 and incorporated herein by reference.
10.35	Form of Amending Agreement dated as of September 10, 2007, between our Company and Star Capital Inc., and filed with Form 10-KSB on April 22, 2008 and incorporated herein by reference.
10.36	Consulting agreement by and between our Company and R.N. Dell Energy Ltd., effective September 20, 2007, and filed with Form 10-QSB on October 30, 2007 incorporated herein by reference.
10.37	Non-Qualified Stock Option Agreement issued to R.N. Dell Energy Ltd. effective September 20, 2007, and filed with Form 10-QSB on October 30, 2007 incorporated herein by reference.
10.38	Non-Qualified Stock Option Agreement issued to Employee effective September 20, 2007 and filed with Form 10-QSB on October 30, 2007 incorporated herein by reference.
10.39	Consulting agreement by and between our Company and Picoplat Consulting Inc., effective October 15, 2007, and filed with Form 10-KSB on April 22, 2008 and incorporated herein by reference.

10.40
Minutes of Settlement dated November 26, 2007 by and between Deep Well Oil & Gas, Inc. and its subsidiaries and 1350826 Alberta Ltd. and Andora Energy Corporation, filed with Form 8-K on December 14, 2007, and incorporated herein by reference.

10.41	Form of Subscription Agreement dated August 14, 2008 by and among our Company with one investor, filed with Form 8-K on August 15, 2008, and incorporated herein by reference.
10.42	Form of Subscription Agreement dated October 31, 2008 by and among our Company with one investor, filed with Form 8-K on November 7, 2008, and incorporated herein by reference.
16.1	Changes in registrant’s certifying accountant, Letter of Madsen & Associates, CPA’s Inc. filed with Form 8-K on August 16, 2004, and incorporated herein by reference.
16.2	Changes in registrant’s certifying accountant, Letter of Deloitte & Touche LLP filed with Form 8-K on August 10, 2005, and incorporated herein by reference.
21.1	Subsidiaries of Registrant, filed herewith.
31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
32.1	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table is a summary of the fees billed to us by Sellers & Andersen, LLC, Madsen & Associates and Deloitte & Touche LLP for professional services for the fiscal years ended September 30, 2006 and September 30, 2005:

Fee Category	Fiscal 2006 Fees	Fiscal 2005 Fees

Audit Fees	$11,200	$9,085
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	2,775	–
Total Fees	$13,995	$9,085

Audit Fees

Our board of directors appointed Madsen & Associates, CPA’s Inc. as independent auditors to audit our financial statements for the fiscal year ending September 30, 2006 and September 30, 2005.

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

All Other Fees

For the fiscal year ended September 2006, the fees billed by Madsen & Associates for review of the quarterly financial statements was $2,775. For the fiscal years ended September 30, 2006 and 2005, we paid an independent third party chartered accounting firm fees of $84,395.85 Cdn and $91,942.81 Cdn respectively, relating to the preparation of the annual financial statements  which were audited by Madsen & Associates, CPA’s Inc.

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

DEEP WELL OIL & GAS, INC.

By	/s/ Horst A. Schmid
Dr. Horst A. Schmid
Chairman of the Board

Date	December 15, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Horst A. Schmid
Dr. Horst A. Schmid
Chief Executive Officer and President
(Principal Executive Officer)

Date	December 15, 2008

By	/s/ Curtis J. Sparrow
Mr. Curtis J. Sparrow
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date	December 15, 2008