Form 10-Q
period 2006-12-31
DEEP WELL OIL & GAS INC
filed 2009-07-29
CIK 869495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________to________
Commission file number 0-24012

DEEP WELL OIL & GAS, INC.
(formerly ALLIED DEVICES CORPORATION)
(Exact name of registrant as specified in its charter)

Nevada	13-3087510
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 700, 10150 - 100 Street, Edmonton, Alberta, Canada	T5J 0P6
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (780) 409-8144

Former name, former address and former fiscal year, if changed since last report.
Former Address: Suite 510 Royal Bank Building, 10117 Jasper Avenue, Edmonton, Alberta T5J 1W8

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated file,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐                                                                                    Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)          Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares of common stock outstanding as of June 30, 2009: 106,774,258

TABLE OF CONTENTS

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
(Unaudited)
Consolidated Balance Sheets
December 31, 2006 and September 30, 2006

	December 31,	September 30,
	2006	2006
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$27,955	$50,324
Accounts receivable	33,629	59,273
Prepaid expenses	61,376	61,376

Total Current Assets	122,960	170,973

Oil and gas properties (Note 4)	4,353,826	4,353,826
Equipment net of depreciation (Note 5)	3,075	3,325

TOTAL ASSETS	$4,479,861	$4,528,124

LIABILITIES
Current Liabilities
Accounts payable	$273,346	$207,890
Accounts payable – related parties (Note 7)	596,795	465,737
Note payable (Note 6)	11,250	11,250

Total Current Liabilities	881,391	684,877

Loan payable (Note 8)	298,698	287,406

TOTAL LIABILITIES	1,180,089	972,283

SHAREHOLDERS’ EQUITY
Common Stock: (Note 9)
Authorized: 300,000,000 shares at $0.001 par value
Issued and outstanding: 62,979,289 shares
(September 2006 – 62,979,289) (Note 9)	62,979	62,979
Additional paid in capital	6,594,078	6,513,620
Capital stock subscriptions received 5,400,000 shares
(September 2006 – 5,400,000 shares)	739,827	739,827
Deficit (dated September 10, 2003)	(4,097,112)	(3,760,585)

Total Shareholder’s Equity	3,299,772	3,555,841

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,479,861	$4,528,124

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
(Unaudited)
Consolidated Statements of Operations
For the Three Months Ended December 31, 2006 and 2005 and the Period September 10, 2003 (Inception
of Exploration Stage) to December 31, 2006

	Three Months	Three Months	September 10,
	Ended	Ended	2003 to
	December 31,	December 31,	December 31,
	2006	2005	2006

Revenue	$–	$–	$–

Expenses
Administrative	242,554	318,449	3,350,883
Share based compensation	80,458	217,486	639,340

Net Loss from operations	(323,012)	(535,935)	(3,990,223)

Other income and expenses
Interest income	4,336	1,821	20,306
Interest expense	(17,851)	(8,594)	(152,061)
Settlement of debt	–	–	24,866

Net loss and comprehensive loss	$(336,527)	$(542,708)	$(4,097,112)

Net Loss Per Common Share

Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Outstanding Shares – stated in 1,000’s
Basic and Diluted	64,979	54,805

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
(Unaudited)
Consolidated Statements of Shareholders’ Equity
For the Period September 10, 2003 (Inception of Exploration Stage) to December 31, 2006

	Common Shares			Capital
			Additional	Stock
			Paid in	Subscriptions	Accumulated
	Shares	Amount	Capital	Received	Deficit	Total

Balance at
September 10, 2003	991,912	$992	$(992)	$–	$–	$–

Issuance of common stock
pursuant to bankruptcy
agreement September 10, 2003	36,019,556	36,019	13,981	–	–	50,000

Net operating loss for
the period September 10
to September 30, 2003	–	–	–	–	(50,000)	(50,000)

Balance at September 30, 2003	37,011,468	37,011	12,989	–	(50,000)	–

Return and cancellation
of common shares	(5,775,000)	(5,775)	5,775	–	–	–

Net operating loss for the
year ended September 30, 2004	–	–	–	–	(525,754)	(525,754)

Balance at
September 30, 2004	31,236,468	31,236	18,764	–	(575,754)	(525,754)

Issuance of common stock
Private placement March 10, 2005
- Shares	1,875,000	1,875	527,940	–	–	529,815
- Warrants (787,500) (Note 9)	–	–	205,185	–	–	205,185
Share exchange June 7, 2005
- Shares	18,208,875	18,209	2,476,497	–	–	2,494,706
- Conversion rights of preferred
shares of subsidiary	–	–	–	1,777,639	–	1,777,639
Private placement August 12, 2005
- Shares	710,946	711	151,638	–	–	152,349
- Warrants (710,946) (Note 9)	–	–	132,030	–	–	132,030
Common stock subscription received	–	–	–	250,000	–	250,000

Net operating loss for the
year ended September 30, 2005	–	–	–	–	(1,262,549)	(1,262,549)

Balance at September 30, 2005	52,031,289	$52,031	$3,512,054	$2,027,639	$(1,838,303)	$3,753,421

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
(Unaudited)
Consolidated Statements of Shareholders’ Equity (Continued)
For the Period September 10, 2003 (Inception of Exploration Stage) to December 31, 2006

	Common Shares			Capital
			Additional	Stock
			Paid in	Subscriptions	Accumulated
	Shares	Amount	Capital	Received	Deficit	Total

Balance carried forward
September 30, 2005	52,031,289	52,031	3,512,054	2,027,639	(1,838,303)	3,753,421

Issuance of common stock
Private placement October 11, 2005
- Shares	3,150,000	3,150	667,266	(250,000)	–	420,416
- Warrants (3,150,000) (Note 9)	–	–	553,584	–	–	553,584
Private placement January 13, 2006
- Shares	73,000	73	55,345	–	–	55,418
- Warrants (73,000) (Note 9)	–	–	46,402	–	–	46,402
Exercise option agreement
February 23, 2006
- Shares	4,707,750	4,708	640,277	(644,985)	–	–
Exercise option agreement
June 13, 2006
- Shares	2,867,250	2,867	389,960	(392,827)	–	–
Warrants exercised July 28, 2006	100,000	100	59,900	–	–	60,000
Warrants exercised September 11, 2006	50,000	50	29,950	–	–	30,000
Options granted for services	–	–	558,882	–	–	558,882

Net operating loss for the year ended
September 30, 2006	–	–	–	–	(1,922,282)	(1,922,282)

Balance at September 30, 2006	62,979,289	$62,979	$6,513,620	$739,827	$(3,760,585)	$3,555,841

Options granted for services	–	–	80,458	–	–	80,458

Net operating loss for the period ended December 31, 2006	–	–	–	–	(336,527)	(336,527)

Balance at December 31, 2006	62,979,289	$62,979	$6,594,078	$739,827	$(4,097,112)	$3,299,772

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
(Unaudited)
Consolidated Statements of Cash Flows
For the Three Months Ended December 31, 2006 and 2005 and the Period September 10, 2003 (Inception
of Exploration Stage) to December 31, 2006

	Three Months	Three Months	September 10,
	Ended	Ended	2003 to
	December 31,	December 31,	December 31,
	2006	2005	2006

Cash Provided by (Used in):

Operating Activities
Net loss	$(336,527)	$(542,708)	$(4,097,112)
Items not affecting cash:
Stock based compensation	80,458	217,486	639,340
Bad debts	–	–	170,084
Amortization	250	162	1,164
Commission withheld from loans proceeds	–	–	121,000
Net changes in non-cash working capital (Note 11)	222,158	(258,306)	601,623

	(33,661)	(583,366)	(2,563,901)
Investing Activities
Purchase of equipment	–	(1,840)	(3,970)
Purchase of oil and gas properties	–	–	(111,392)
Cash from acquisition of subsidiary	–	–	11,141
Return of costs from farmout agreement	–	961,426	961,426

	–	959,586	857,205
Financing Activities
Loan payable advance (repayment)	11,292	(8,677)	287,144
Loan repayment – related parties	–	(34,259)	(811,746)
Note payable advance (repayment)	–	829	(100,056)
Debenture advance (repayment)	–	(1,021,463)	(1,004,890)
Proceeds from issuance from common stock	–	974,000	2,485,199
Proceeds from debenture net of commissions	–	–	879,000

	11,292	(89,570)	1,734,651

Increase (decrease) in cash and cash equivalents	(22,369)	286,650	27,955

Cash and cash equivalents, beginning of period	50,324	135,879	–

Cash and cash equivalents, end of period	$27,955	$422,529	$27,955

Supplemental Cash Flow Information:
Interest expense	$17,851	$8,594	$152,061

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
(Unaudited)
Notes to the Consolidated Financial Statements
December 31, 2006

1.           Nature of Business

Allied Devices Corporation (“Allied”) and its former subsidiaries were engaged in the manufacture and distribution of standard and custom precision mechanical assemblies and components throughout the United States.

On February 19, 2003, Allied filed a petition for bankruptcy in the United States Bankruptcy Court under Chapter 11 in the Eastern District of New York titled “Allied Devices Corporation, Case No. 03-80962-511.” The company emerged from bankruptcy pursuant to a Bankruptcy Court Order entered on September 10, 2003, with no remaining assets or liabilities.

The terms of the bankruptcy settlement included: (1) a reverse common stock split of 30 shares of outstanding stock for 1 share; (2) increasing the authorized common capital stock from 25,000,000 to 50,000,000 shares with a par value of $0.001; (3) a change in the name of the company from “Allied Devices Corporation” to “Deep Well Oil & Gas, Inc.” (“Deep Well”); and (4) the authorization for the issuance of 2,000,000 post split restricted common shares and 4,000,000 post split common shares in exchange for $50,000, which was paid into the bankruptcy court by the recipients of the shares.

Restated and amended articles of incorporation completing the terms of the bankruptcy have been filed in the state of Nevada.

Upon emergence from Chapter 11 proceedings, Deep Well adopted fresh-start reporting in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (SOP 90-7). In connection with the adoption of fresh-start reporting, a new entity was deemed created for financial reporting purposes. For financial reporting purposes, Deep Well adopted the provisions of fresh-start reporting effective September 10, 2003. In adopting the requirements of fresh-start reporting as of September 10, 2003, the company was required to value its assets and liabilities at fair value and eliminate any accumulated deficit as of September 10, 2003. Deep Well emerged from Chapter 11 proceedings with no assets and liabilities pursuant to the Bankruptcy Order. Because the current business, heavy oil and gas exploration, has no relevance to the predecessor company, there is no basis for financial comparisons between Deep Well’s current operations and the predecessor company.

Subsequent to the bankruptcy on February 27, 2004, Deep Well completed a forward stock split of two shares for each outstanding share.

This report has been prepared showing the name “Deep Well Oil & Gas, Inc. (and Subsidiaries)” (“the Company”) and the post split common stock, with $0.001 par value, from inception.  The accumulated deficit has been restated to zero and dated September 10, 2003, with the statement of operations to begin on that date.

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

These interim financial statements follow the same significant accounting policies and methods of application as the Company’s annual consolidated financial statements for the year ended September 30, 2006.

These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the information contained therein. However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year.  It is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-KSB for the year ended September 30, 2006.

Basis of Consolidation

These consolidated financial statements include the accounts of: (1) Northern Alberta Oil Ltd. (“Northern”), from the date of acquisition, being June 7, 2005, incorporated under the Business Corporations Act (Alberta), Canada; and (2) Deep Well Oil & Gas (Alberta) Ltd., incorporated under the Business Corporations Act (Alberta), Canada on September 15, 2005. As of December 31, 2006, Deep Well owned 100% (2006 – 100%) of the Northern common shares and 58% (2006 – 58%) of the Northern preferred shares. All inter-company balances and transactions have been eliminated. The Company has received “Capital stock subscriptions” of $739,827 (2006 - $739,827) relating to the Northern preferred shares for which Deep Well has exclusive rights to call in the future. The information furnished includes the financial results of Northern, with effect from June 7, 2005 (see Note 3 – “Business Combination” to the Notes to the Consolidated Financial Statements).

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. Cash also consists of cash held in trust.

Equipment

Equipment is stated at cost.  Amortization expense is computed using the declining balance method over the estimated useful life of the asset.  The following is a summary of the estimated useful lives used in computing amortization expense.

Equipment	- 30%
Software	- 100%

Expenditures for major repairs and renewals that extend the useful life of the asset are capitalized.  Minor repair expenditures are charged to expense as incurred.

Long-Lived Assets

The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.

Asset Retirement Obligations

The Company accounts for asset retirement obligations by recording the estimated future cost of the Company’s plugging and abandonment obligations when incurred, which is at the time the well is completely drilled. Upon initial recognition of an asset retirement obligation, the Company increases the carrying amount of the long-lived asset by the same amount as the liability. Over time, the liabilities are accreted for the change in their present value through charges to oil and gas production and well operations costs. The initial capitalized costs are depleted over the useful lives of the related assets through charges to depreciation, depletion and amortization. If the fair value of the estimated asset retirement obligation changes, an adjustment is recorded to both the asset retirement obligation and the asset retirement cost. Revisions in estimated liabilities can result from revisions of estimated inflation rates, escalating retirement costs and changes in the estimated timing of settling asset retirement obligations. As at December 31, 2006, no asset retirement obligations exist.

Foreign Currency Translation

The functional currency of the Canadian subsidiaries is the United States dollar; however, the Canadian subsidiaries transact in Canadian dollars. Consequently, monetary assets and liabilities are remeasured into United States dollars at the exchange rate on the balance sheet date and non-monetary items are remeasured at the rate of exchange in effect when the assets are acquired or obligations incurred. Revenues and expenses are remeasured at the average exchange rate prevailing during this period. Foreign currency transaction gains and losses are included in results of operations.

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risk except that cash is maintained in banks over the insured amounts of $100,000 CDN; however, the amounts are maintained in banks of high quality.

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

Financial Instruments

Fair Values

The fair values of the Corporation's accounts receivable, accounts payable, accounts payable - related parties, note and accrued interest payable and loan payable approximate their carrying values due to the short-term nature of these financial instruments.

Environmental Requirements

At the report date environmental requirements related to the mineral claims acquired are unknown and therefore an estimate of any future cost cannot be made.

Recently Adopted Accounting Standards

Effective October 1, 2005, the Company adopted SFAS No. 123R, Share-Based Payment (revised 2004). Pursuant to SFAS No. 123R the Company is required to recognize in the financial statements, based on fair value, compensation expense for all vested stock options and other equity-based awards as of October 1, 2005. For equity-based compensation awards granted or modified subsequent to October 1, 2005, compensation expense, based on the fair value on the date of grant or modification, will be recognized in the financial statements on a straight-line basis over the vesting period for the entire award.

Recently Issued Accounting Standards

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109, which prescribes a comprehensive model for accounting for uncertainty in tax positions. FIN No. 48 provides that the tax effects from an uncertain tax position can be recognized in the financial statements based on the technical merits of the position only if the position is more likely than not of being sustained on audit by the Internal Revenue Service (“IRS”). The provisions of FIN No. 48 become effective for the Company on October 1, 2007, and are not expected to result in any change to the consolidated financial statements.

In May 2007, the FASB issued FASB Staff Position FIN No. 48-1, Definition of Settlement in FASB Interpretation No. 48 (“FIN No. 48-1”). FIN No. 48-1 amends FIN No.48 to provide guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The term “effectively settled” replaces the term “ultimately settled” when used to describe recognition, and the terms “settlement” or “settled” replace the terms “ultimate settlement” or “ultimately settled” when used to describe measurement of a tax position under FIN No. 48. FIN No. 48-1 clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. The adoption of FIN No. 48-1, becomes effective October 1, 2007, and is not expected to have an effect on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Accounting for Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value within generally accepted accounting principles and expands required disclosure about fair value measurements. SFAS No. 157 does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-2, Effective Date of FASB Statement No.157, which delayed the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective October 1, 2009, the Company will adopt SFAS No. 157 except as it applies to those non-financial assets and non-financial liabilities as noted in FSP FAS No. 157-b. The Company is evaluating the effect that these new standards will have, if any, in the consolidated financial statements when adopted.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure, at fair value, many financial instruments and certain other items that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The statement will be effective as of the beginning of the entity’s first fiscal year beginning after November 15, 2007. The Company is evaluating the effect that SFAS No. 159 will have, if any, in the consolidated financial statements when it is adopted in 2008.

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

3.           Business Combination

On June 7, 2005, Deep Well completed its acquisition (as fully described in the Company’s 2005 Annual Report filed on Form 10-KSB) of Northern Alberta Oil Ltd. by way of a share exchange agreement whereby Deep Well would acquire all the outstanding common shares of Northern by giving up newly issued restricted shares of Deep Well common stock. In addition, Deep Well also has the exclusive option to acquire all of the preferred shares of Northern through a similar share exchange. As consideration, Northern shareholders will receive three (3) shares of Deep Well common stock for every one (1) share of Northern common stock and each preferred Northern stock holder received thirty (30) shares of Deep Well common stock for every one (1) preferred Northern Share held. The Northern preferred shares Convert into 12,975,000 Deep Well common shares. As of April 2007, all of the Northern preferred shares have been converted into Deep Well common stock.

4.           Oil and Gas Properties

The Company has acquired an 80% interest in certain oil and gas properties which, after a Farmout Agreement entered into on February 25, 2005, (“Farmout Agreement”) the Company’s interest was reduced to 40% on 12 sections as described below in the November 26, 2007 settlement. These certain properties are located in North Central Alberta, Canada with a life of 15 years from the start dates which range from April 2003 to August 2004. The terms include certain commitments related to oil sand leases which require the payments of rents as long as the leases are non-producing. As of December 31, 2006, the payments due in Canadian dollars under this commitment are as follows:

2007	$37,362
2008	$49,818
2009	$45,158
2010	$45,158
2011	$45,158
Subsequent	$338,330

The Government of Alberta owns this land and the Company has acquired the rights to perform oil and gas activities on these lands. If the Company meets the conditions of the 15-year leases the Company will then be permitted to drill on and produce oil from the land into perpetuity. These conditions give the Company until the expiration of the leases to meet the following requirements.

a)	drill 70 wells throughout the 69.5 sections; or

b)	drill 42 wells within the 69.5 sections with the balance of the undrilled sections having acquired and processed 2 miles of seismic on each undrilled section.

The Company plans to meet the second of these conditions.

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

This consists of comparing the carrying value of the asset with the asset’s expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions. Proven oil and gas properties are reviewed for impairment on a field-by-field basis. In addition, management evaluates the carrying value of non-producing properties and may deem them impaired for lack of drilling activities.  No impairment losses were recognized for the period ended December 31, 2006 (2005 - $nil).

Capitalized costs of proven oil and gas properties are depleted using the unit-of-production method when the property is placed in production.

Substantially all of the Company’s oil and gas activities are conducted jointly with others. The accounts reflect only the Company’s proportionate interest in such activities.

On November 15, 2005, the Company’s subsidiary received 80% of an additional 6.5 sections which consist of a five year oil sand permit rights which were part of the subsidiaries original purchase agreement.

On November 15, 2005, the Company and its subsidiary entered into an agreement to amend a Farmout Agreement with Signet Energy Inc. (“Signet”), a private company owned by Surge Global Energy, Inc. (“Surge”). Under this new amended Farmout Agreement, (“Amended Farmout Agreement”) Signet, as operator, assumed the farmout obligations including completing, at its expense, the drilling of 10 wells to earn up to a 40% working interest in the Sawn Lake Oil Sands Project.

On November 15, 2005, as part of the settlement of a legal action the Company and its subsidiary and Surge agreed to amend a Farmout Agreement signed on February 25, 2005, between the Company and Surge that had previously been terminated by the Company (disclosed on Form 8-K on September 29, 2005).  The amendments to the agreement provided that: (1) all conditions of the Farmout Agreement will be deemed to have been satisfied on September 25, 2005; (2) the earning period (i.e. the period during which Signet has to drill 10 wells) under the agreement will be extended until February 25, 2008; (3) Signet will have until September 25, 2006 to drill an option well; (4) an additional 6.5 sections of land will be added to the land subject to the agreement; (5) Signet will pay the Company $1,000,000 on November 15, 2005, in satisfaction of the prospect fee outstanding, instead of after drilling the second well as stated in the Farmout Agreement, and (6) no shares of Surge will be issued to the Company. Instead, the Company or its subsidiaries will receive 7,550,000 common shares of Signet.

As of the statement date of this report the Company owns an 80% working interest in 51 contiguous sections of oil sands development leases and 6.5 sections of oil sands permits in the Sawn lake heavy oil area in North Central Alberta. The Company has an additional 40% working interest in another 12 sections of oil sands development leases of which Signet has earned 40% from the Company.

On November 26, 2007, the Company entered into a settlement with Signet and Andora Energy Corporation and resolved their differences and certain collateral matters. The settlement includes but is not limited to:

a)	The Farmout Agreement dated February 25, 2005, and the Amended Farmout Agreement being effectively terminated concurrently with the execution of the settlement in regards to the Settlement Agreement;

b)	Signet being regarded as having earned a 40% working interest in a total of twelve sections;

c)	Signet will reconvey registered title to 57.5 unearned sections of the Farmout Lands, as defined in the Farmout Agreement, back to the Company.

5.	Equipment

	December 31, 2006
		Accumulated	Net Book
	Cost	Amortization	Net
Equipment	$3,970	$895	$3,075
Software	269	269	–
	$4,239	$1,164	$3,075

	September 30, 2006
		Accumulated	Net Book
	Cost	Amortization	Net
Equipment	$3,970	$645	$3,325
Software	269	269	–
	$4,239	$914	$3,325

6.	Note Payable

The Company has loans outstanding of $11,250 (2006 - $11,250) due on demand, is unsecured and bears no interest.

7.	Significant Transactions With Related Parties

Accounts payable – related parties of $596,795 (2006 - $465,737) results from directors fees and other fees payable by the Company. Accounts payable – related parties are unsecured, non-interest bearing and have no fixed terms of repayment.

Officers, directors, their families and their controlled entities have acquired 7.86% of the Company’s outstanding common capital stock.

8.	Loan Payable

Loan payable consisted of an amount due to a former director of the Company and a company controlled by the former director. This amount is currently in dispute and is not expected to be repaid. The amount is unsecured, bears no interest and has no fixed terms of repayment.

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

In connection with the stock split, the Company increased its authorized common shares in proportion to the forward stock split.  The Company authorized common stock after the forward stock split which consists of 100,000,000 shares of common stock. Prior to the split, the Company was authorized to issue 50,000,000 shares of common stock.  In connection with the forward split, the Company amended its articles of incorporation with the state of Nevada.  The Company did not obtain a shareholder vote of the forward stock split and a shareholder vote was not required by Nevada law.

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

On March 10, 2005, the Company closed on a transaction pursuant to a certain Securities Purchase Agreement (“SPA”), with two accredited investors for an aggregate purchase price of $735,000 pursuant to which the Company sold an aggregate of (1) 1,875,000 shares of the Company’s common stock, par value $0.001 per share, at a purchase price of $0.40 per share, and (2) 750,000 warrants, of which each of the warrants is exercisable from March 10, 2005 until March 9, 2010, at an exercise price equal to $0.50 per share.  The Company issued the aforementioned securities to the investors pursuant to Rule 506 of Regulation D as promulgated under the Securities Act of 1933, as amended, and/or Section 4(2) of the Act. In connection with the SPA, a finder’s fee of $75,000 was paid and 37,500 warrants were issued. The exercise price of the warrants will be adjusted from time to time upon the occurrence of certain events, as provided in the warrants, and as a result of the issuance of common stock on May 25, 2007, and pursuant to the SPA and Form of Warrant dated March 10, 2005, entered into by and among the Company and the investors (the “Warrant Holders”), the Company issued an adjustment to the Warrant Holders. The original warrant dated March 10, 2005, contained a price adjustment if the Company sells, issues or grants additional shares of its common stock at a price per share less than the exercise price.  In the event of a price adjustment, the number of shares exercisable under the warrant would also increase. Therefore, the exercise price of the original warrant has been adjusted from $0.50 to $0.40 per common share. The Company has granted the Warrant Holders new warrants to purchase an additional 196,875 common shares for a total of 984,375 shares of the Company’s common stock at an adjusted exercise price of $0.40 per share under the same terms as the original warrant. The Company entered into a Registration Rights Agreement (“RRA”) with the investors, dated as of March 10, 2005, pursuant to which the Company was obligated to prepare and file a registration statement no later than 45 days after the closing date registering the number of shares of the Company’s common stock which was at least equal to (1) the aggregate number of shares of common stock issued under the SPA; and (2) 125% of the aggregate number of shares of common stock issuable upon exercise of the warrants. The Company must use its reasonable best efforts to cause the registration statement to become effective as soon as practicable following the filing, but in no event later than 120 days after the closing date. If the registration statement is not filed within 45 days after the closing date or declared effective within the time specified in the preceding paragraph, the Company was required to make payments to the investors equal to 2% of the purchase price and an additional 2% of the purchase price for each subsequent 30-day period as to which the registration statement was not filed or declared effective. Effective on January 22, 2007, the Company entered into a Settlement Agreement and Release of All Claims (the “Settlement Agreement”) with the investors who were in receipt of the above issued shares with respect to allegations made by the investors that the Company had breached the SPA and RRA.

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

On June 7, 2005, pursuant to the share exchange agreement entered into on that date (see Note 3), the Company issued 18,208,875 common shares in exchange for 6,069,625 common shares of Northern. As at June 7, 2005, all Northern common shares have been converted into Deep Well common shares resulting in Deep Well owning 100% of Northern common shares. The value of the Deep Well common shares issued was calculated to be $2,494,706.

On June 7, 2005, pursuant to an exercise option agreement entered into on that date (see Note 3), the Company calculated the value of its 12,975,000 common shares to be given up as consideration for the exchange to be $1,777,639 and included the amount as a capital stock subscription received.

As of April 4, 2007, all the Northern preferred shares have been converted into Deep Well common stock.

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

On January 13, 2006, the Company completed a private placement of 51,200 units at a price of $1.50 per unit, for $76,800. Each unit consists of one common share and one common share purchase warrant, with each warrant entitling its holder to acquire one share of its common stock at an exercise price of $2.25 per common share. The exercise price of the warrants will be adjusted from time to time upon the occurrence of certain events, as provided in the warrants. The warrants expire on January 13, 2009. In addition, on January 12, 2006, pursuant to a Debt Settlement Agreement, one holder of $38,293 of the Company’s indebtedness exchanged its debt for 21,800 units at a price of $1.50 per unit valued at $32,700. Each unit consists of one common share and one common share purchase warrant, with each warrant entitling its holder to acquire one common share of the Company at a price of $2.25. The exercise price of the warrants will be adjusted from time to time upon the occurrence of certain events, as provided in the warrants. The warrants expire on January 13, 2009. In connection with the private placement a finder’s fee of $7,680 was paid.

On February 23, 2006, pursuant to an exercise option agreement the Company entered into on June 7, 2005 (see Note 3), the Company issued 4,707,750 of its common shares in exchange for 156,925 of the outstanding preferred shares of Northern.

On June 13, 2006, pursuant to an exercise option agreement the Company entered into on June 7, 2005 (see Note 3), the Company issued 2,867,250 common shares in exchange for 95,575 of the outstanding preferred shares of Northern.

On July 28, 2006, a warrant holder of the Company exercised 100,000 warrants for 100,000 common shares at an exercise price of $0.60 per common share for total gross proceeds to the Company of $60,000.

On September 11, 2006, a warrant holder of the Company exercised 50,000 warrants for 50,000 common shares at an exercise price of $0.60 per common share for total gross proceeds to the Company of $30,000.

The warrants outstanding as of December 31, 2006 were 4,571,446 (2006 - 4,571,446) and are valued at $937,201 (2006 - $937,201).

10.	Stock Options

On November 28, 2005, the Board of Directors (the “Board”) of Deep Well adopted the Deep Well Oil & Gas, Inc. Stock Option Plan (the “Plan”). The Plan has not yet been ratified by the shareholders, which it must be to become effective. The Plan, which will be administered by the Board, permits options to acquire shares of the Company’s common stock (the “Common Shares”) to be granted to directors, senior officers and employees of the Company and its subsidiaries, as well as certain consultants and other persons providing services to the Company or its subsidiaries.

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

On November 28, 2005, the Company granted a director of a subsidiary of the Company, Moses Ling, options to purchase 187,500 shares of common stock at an exercise price of $0.71 per share, 37,500 vesting immediately and the remaining vesting one-third on June 6, 2006, one-third on June 6, 2007 and one-third on June 6, 2008, with a five-year life.

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

On October 25, 2006, the Company granted its director David Roff options to purchase 375,000 shares of common stock at an exercise price of $0.71 per share, 75,000 vesting immediately and the remaining one-third on April 6, 2007, one-third on April 6, 2008 and one-third on April 6, 2009, with a five-year life.

For the period ended December 31, 2006, the Company recorded $80,458 (2006 - $217,486) of compensation expense based on its use of the Black-Scholes model to estimate the grant-date fair value of these unit option awards. No options were exercised during the period ended December 31, 2006, therefore, the intrinsic value of the options exercised during the period is nil. As of December 31, 2006, there was a total of $227,240 of unrecognized compensation cost related to the non-vested portion of these unit option awards. At December 31, 2006, this cost was expected to be recognized over a weighted-average of 4.02 years. Compensation expense is based upon straight-line amortization of the grant-date fair value over the vesting period of the underlying unit option. Since the Company is a relatively new public company and has minimal trading history, it has used an estimated volatility of approximately 160% for the period based on the trading history available.

	Shares Underlying Options Outstanding			Shares Underlying Options Exercisable
Range of Exercise Prices	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price

$0.71 at December 31, 2006	3,232,500	4.02	$0.71	1,452,500	$0.71

The aggregate intrinsic value of exercisable options as of December 31, 2006 was $nil (2006 - $nil).

The Company has used a weighted average risk-free rate of 4.28% in its Black-Scholes calculation of grant-date fair value, which is based on U.S. Treasury interest rates at the time of the grant whose term is consistent with the expected life of the stock options. Expected life represents the period of time that options are expected to be outstanding and is based on the Company’s best estimate. The Company has also discounted the fair value of the stock options calculated using the Black-Scholes model using a discount rate determined by comparing the trading price of the shares with the deemed price of shares on private placements closed during the year. The following table represents the weighted average assumptions used for the Black-Scholes option pricing model:

December 31, 2006

Average risk-free interest rates	4.28%
Average expected life (in years)	5
Volatility	160%

The following is a summary of stock option activity for the period ended December 31, 2006:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Market Value

Balance, September 30, 2005	–	$–	$–
Options granted November 28, 2005	2,857,500	0.71	0.27

Balance, September 30, 2006	2,857,500	0.71	0.27
Options granted October 25, 2006	375,000	0.71	0.38

Balance, December 31, 2006	3,232,500	$0.71	$0.28

Exercisable, December 31, 2006	1,452,500	$0.71	$0.28

The following table summarizes the status of the Company’s non-vested stock options since October 1, 2005:

	Non-Vested Options
	Number of Shares	Weighted Average Exercise Price

Non-vested at October 1, 2005	–	$–
Granted	2,857,500	0.71
Vested	(1,377,500)	0.71

Non-vested at September 30, 2006	1,480,000	0.71
Granted	375,000	0.71
Vested	(75,000)	0.71

Non-vested at December 31, 2006	1,780,000	$0.71

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

11.	Changes in Non-Cash Working Capital

	Three Months	Three Months
	Ended Dec 31,	Ended Dec 31,
	2006	2005

Accounts receivable	$25,644	$(22,093)
Prepaid expenses	–	(48,085)
Accounts payable	196,514	(188,128)
	$222,158	$(258,306)

12.	Commitments

Compensation to Directors

On November 28, 2005, the Company adopted a stock-based compensation plan, under which each director would receive 75,000 options upon becoming a director and an additional 100,000 shares for each year or part of a year served as a director. Directors of subsidiaries who were not already directors of the Company would receive 37,500 options upon becoming a director and an additional 50,000 options for each year or part of a year served as a director.

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

On November 28, 2005, the Board granted 390,000 options to each of the first three companies listed above to be vested one third each year over three years to acquire a total of 1,170,000 common shares of the Company at an options price of $0.71, with an expiration date of five years from November 28, 2005.

13.           Subsequent Events

On January 22, 2007, the Company reached a settlement and a release of all claims with Grey K Fund LP, Grey K Offshore Fund Ltd., Provident Premier Master Fund Ltd., Atlas Master Fund Ltd. and Gemini Master Fund, Ltd. for 1,600,000 units at a price of approximately $0.27 per unit for $435,550. Each unit consists of one common share.

On April 4, 2007, pursuant to an exercise option agreement the Company entered into on June 7, 2005 (see Note 3), the Company issued 5,400,000 common shares in exchange for 180,000 of the outstanding preferred shares of Northern. As of April 4, 2007, all Northern preferred shares have been converted into Deep Well common shares resulting in Deep Well owning 100% of Northern preferred shares.

On May 25, 2007, the Company completed a private placement of 5,000,000 units at a price of $0.40 per unit for $2,000,000. Each unit consists of one common share and one common share purchase warrant, with each warrant entitling its holder to acquire one share of the Company’s common stock at a price of $0.60 per share. The exercise price of the warrants will be adjusted from time to time upon the occurrence of certain events, as provided in the warrants. The warrants expire on May 25, 2010. In connection with the private placement a finder’s fee of $150,000 was paid.

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

On September 4, 2007, pursuant to the warrant issuance on March 10, 2005, 500,000 common share warrants with an exercise price of $0.50 per common share were exchanged for 625,000 common share warrants with an exercise price of $0.40 per common share. The warrants were revalued as at September 4, 2007 to reflect the new terms.

On September 10, 2007, pursuant to the warrant issuance on March 10, 2005, 287,500 common share warrants with an exercise price of $0.50 per common share were exchanged for 359,375 common share warrants with an exercise price of $0.40 per common share. The warrants were revalued as at September 10, 2007 to reflect the new terms.

On September 20, 2007, the Company entered into a consulting contract with R.N. Dell Energy Ltd. (“R.N. Dell”), a company owned 100% by Mr. Edward Howard, to provide geological services to the Company for $17,700 Cdn per month. In addition, the Company granted R.N. Dell options to purchase 240,000 shares of common stock at an exercise price of $0.47 per share, vesting at a rate of 20,000 per month commencing October 31, 2007, with a five-year life.

On September 20, 2007, the Company granted one of its employees, Maureen Griffiths, options to purchase 36,000 shares of common stock at an exercise price of $0.47 per share, 8,000 vesting immediately and the remainder vesting at a rate of 2,000 per month commencing September 20, 2007, with a five-year life.

On December 4, 2007, Deep Well amicably resolved all outstanding issues with their Sawn Lake heavy oil project partner, Andora Energy Corporation (“Andora”), to both company’s operational and commercial satisfaction. The settlement includes the following key points:

•
Deep Well has confirmed that Andora has earned a 40% working interest (“WI”) in 12 sections (the “Earned Sections”) of oil sands development leases by way of the Farmout Agreement entered into between Deep Well and Signet Energy Inc. (Signet was subsequently acquired by Andora in September 2007). Six of these sections have already been conveyed to Andora (Signet at the time) with the final six sections to be transferred.

•	Andora has been confirmed as the operator of the 12 sections earned under the Farmout Agreement. Deep Well will be the operator on its other sections.
•	Andora has acknowledged that Deep Well is not responsible for any royalty assumed by Deep Well on behalf of Signet in the Farmout Agreement.
•	A joint discontinuance of the remaining minor litigation issues amongst the two parties.

On March 18, 2008, the 6.5 section oil sands permit which was originally scheduled to expire on April 9, 2008 was extended for one year pursuant to an application made by Northern.

On April 2, 2008, Deep Well participated in a public offering of Crown Petroleum and Natural Gas Rights held by the Alberta Department of Energy, in which the Company successfully bid on 1 Petroleum and Natural Gas Rights parcel covering 3,795 gross acres (1,536 gross hectares) for a total of six sections in the Ochre area. Deep Well acquired an undivided 100% working interest in these six sections located in the Peace River Oil Sands area approximately fourteen miles west of the Sawn Lake properties.

On April 7, 2008, Deep Well announced that it has filed a Complaint (the “Complaint”) with the United States District Court for the District of Nevada alleging that Tamm Oil and Gas Corp. (“Tamm”) has violated United States federal and Nevada state law in connection with Tamm’s recent public statements and activities related to Deep Well, its operations and the ownership of its common shares.

Since December 2007, Tamm and its agents have issued multiple public statements with respect to Tamm’s acquisition of a significant interest in Deep Well and the Sawn Lake heavy oil region of North Central Alberta.

Deep Well is not, and has not been, a party to any of Tamm’s public statements or purported acquisition of Deep Well common shares. Deep Well alleges that Tamm’s recent public statements contain materially false or misleading statements about Tamm’s ownership interests in Deep Well and Sawn Lake, and that such statements and Tamm’s activities with respect to Deep Well and its common shares violate United States federal and Nevada state law.

In order to assist in protecting Deep Well and its shareholders, Deep Well commenced the Complaint, which alleges that:

•
Tamm’s public statements about and purported acquisitions of Deep Well common shares constitute an illegal tender offer in violation of Section 14(d) of the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”);

•
Tamm’s public statements about Deep Well and the acquisition of Deep Well common shares contain materially false and/or misleading statements or omissions, in violation of United States federal securities laws and Nevada state law;

•	Tamm failed to timely file with the Securities and Exchange Commission a required statement of beneficial ownership on Schedule 13D, and subsequently filed a materially deficient Schedule 13D; and
•
Tamm has defamed Deep Well by making false statements concerning Deep Well and its interests in Sawn Lake that were published to the public and/or third parties without permission by Deep Well; and Tamm has violated the Lanham Act by making false and misleading representations of fact in connection with its and Deep Well’s business in the oil and gas industry and its tender offer for Deep Well shares or solicitation of shareholders in favor of its tender offer.

Deep Well is seeking injunctive relief and/or other damages in connection with the Complaint; however, the amount of damages received or the likelihood of success is indeterminable.

On August 14, 2008, the Company completed a private placement of 10,638,297 units at a price of $0.47 per unit for $5,000,000. Each unit consists of one common share, one common share purchase warrant and a fractional warrant for an aggregate of 2,000,000 common shares. Each warrant entitled the holder to purchase one additional common share at a price of $0.71 per common share for a period of three years from the date of closing. Each of the 2,000,000 fractional warrants entitles the holder to purchase one additional common share at a price of $0.95 per common share for a period of three years from the date of closing. The warrants and fractional warrants expire on August 14, 2011.

On October 31, 2008, the Company completed a private placement of 12,500,000 units at a price of $0.40 per unit for $5,000,000. Each unit consists of one common share, one common share purchase warrant and a fractional warrant for an aggregate of 2,000,000 common shares. Each warrant entitles the holder to purchase one additional common share at a price of $0.60 per common share for a period of three years from the date of closing. Each of the 2,000,000 fractional warrants entitles the holder to purchase one additional common share at a price of $0.80 per common share for a period of three years from the date of closing. The warrants and fractional warrants expire on October 31, 2011.

14.	Legal Actions

I.G.M. Resources Corp vs. Deep Well Oil & Gas, Inc., et al

On March 10, 2005, I.G.M. Resources Corp. (”the Plaintiff") filed against Classic Energy Inc., 979708 Alberta Ltd., Deep Well Oil & Gas, Inc., Nearshore Petroleum Corporation, Mr. Steven P. Gawne, Rebekah Gawne, Gawne Family Trust, 1089144 Alberta Ltd., John F. Brown, Diane Lynn McClaflin, Cassandra Doreen Brown, Elissa Alexandra Brown, Brown Family Trust, Priority Exploration Ltd., Northern Alberta Oil Ltd. and Gordon Skulmoski (“the Defendant”) a Statement of Claim in the Court of Queen's Bench of Alberta Judicial District of Calgary. This suit is a part of a series of lawsuits or actions undertaken by the Plaintiff against some of the other above defendants.

The Plaintiff was and still is a minority shareholder of 979708 Alberta Ltd. ("979708"). 979708 was in the business of discovering, assembling and acquiring oil and gas prospects. In 2002 and 2003, 979708 acquired oil and gas prospects in the Sawn Lake area of Alberta. On or about the 14th of July, 2003, all or substantially all the assets of 979708 were sold to Classic Energy Inc. The Plaintiff claims the value of the assets sold was far in excess of the value paid for those assets.  On April 23, 2004 Northern Alberta Oil Ltd., purchased Classic Energy Inc.'s assets, some of which are under dispute by the Plaintiff.  On June 7, 2005 Deep Well acquired all of the common shares of Northern thereby giving Deep Well an indirect beneficial interest in the assets the Plaintiff is claiming an interest in.

The Plaintiff seeks an order setting aside the transaction and returning the assets to 979708, compensation in the amount of $15,000,000 Cdn, a declaration of trust declaring that Northern and Deep Well, hold all of the assets acquired from 979708 and any property acquired by use of such assets, or confidential information of 979708, in trust for the Plaintiff.

This lawsuit has been stayed pending the outcome of the other litigation by the Plaintiff against some of the above defendants other than Deep Well and Northern. The Company believes the claims are without merit and will vigorously defend against them.

Hardie & Kelly vs. Brown et al

On June 2, 2006, Hardie and Kelly (“the Plaintiff”), Trustee of the Estate of John Forbes Brown filed against John Forbes Brown, a bankrupt, Diane Lynn McClaflin, 1089144 Alberta Ltd., and Deep Well (“the Defendants”) an Amended Statement of Claim in the Court of Queen's Bench of Alberta Judicial District of Calgary.  John Forbes Brown was a former officer and then sub-contractor of Deep Well before and during the time he was assigned into bankruptcy on July 12, 2004.  The Plaintiff claims, in addition to other issues unrelated to Deep Well, that John Forbes Brown received 4,812,500 Deep Well shares as a result of his employment in Deep Well and that John Forbes Brown improperly assigned these shares to the numbered company as a ruse entered into on the eve of insolvency by John Forbes Brown in order to facilitate the hiding of assets from his creditors and the trustee of his bankruptcy.  The Plaintiff further claims that on August 23, 2004, John Forbes Brown advised the Plaintiff that he in fact owned the above shares and did not disclose this ownership in his filed bankruptcy statement of affairs. The Plaintiff further claims that John Forbes Brown would lodge the said shares with his lawyer until such time as these shares could be transferred to the Plaintiff.  The Plaintiff further claims that unbeknownst to them John Forbes Brown surreptitiously removed the shares from his lawyer's office and delivered them to Deep Well so that Deep Well could cancel them.  The Plaintiff claims that Deep Well conspired with John Forbes Brown to defraud the creditors of John Forbes Brown by taking receipt and cancelling the said shares.  The Plaintiff claims that consideration paid by Deep Well for the said shares was invested in the home owned by John Forbes Brown and his wife.  The Plaintiff seeks: (1) an accounting of the proceeds and benefits derived by the dealings of the shares; (2) the home owned by John Forbes Brown and his wife, to be held in trust on behalf of the Plaintiff and an accounting of proceeds related to this trust; (3) damages from the Defendants because of their actions; (4) a judgement for $15,612,645 Cdn; (5) an order to sell John Forbes Brown's home; and (6) interest and costs.

Deep Well believes it did not conspire with John Forbes Brown to defraud John Forbes Brown's creditors and further Deep Well did not receive nor give John Forbes Brown any consideration in regards to the cancelling of said shares.  Deep Well plans to vigorously defend itself against the Plaintiff's claims.

15.           Comparative Figures

Certain comparative figures have been reclassified to conform with the presentation adopted in the current year.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our Company’s consolidated financial statements and related notes. For the purpose of this discussion, unless the context indicates another meaning, the terms: “Company”, “we”, “us” and “our” refer to Deep Well Oil & Gas, Inc. and its subsidiaries. This discussion includes forward-looking statements that reflect our current views with respect to future events and financial performance that involve risks and uncertainties. Our actual results, performance or achievements could differ materially from those anticipated in the forward-looking statements as a result of certain factors including risks discussed in Management’s Discussion and Analysis or Plan of Operations – “Forward-Looking Statements” below and elsewhere in this report, and under the heading “Risk Factors” in our Annual Report on Form 10-KSB for the year ended September 30, 2006, filed with the Securities and Exchange Commission on December 17, 2008.

Our consolidated financial statements and information are reported in U.S. dollars and are prepared based upon United States generally accepted accounting principles.

General Overview

Deep Well Oil and Gas, Inc. (“Deep Well”), along with its subsidiaries, is an emerging independent junior oil and gas exploration and development company headquartered in Edmonton, Alberta, Canada. Our Company’s immediate corporate focus is to develop the existing land base that it presently controls in the Peace River Oil Sands area in Alberta, Canada. Our principal office is located at Suite 700, 10150 - 100 Street, Edmonton, Alberta T5J 0P6, our telephone number is (780) 409-8144, and our fax number is (780) 409-8146. Our Company also has an exploration office in Calgary, Alberta. Deep Well Oil & Gas, Inc. is a Nevada corporation based in Alberta, Canada, and trades on the pink sheets under the symbol DWOG. We maintain a website at www.deepwelloil.com.

Our Company successfully completed its winter drilling program and met its objectives by drilling 6 wells, 3 of which were drilled on our oil sands permit in order to provide technical data to support the required Department of Energy regulation to convert our 5-year oil sands permit into a 15-year primary lease. In addition, three wells were drilled further to the North of the above-mentioned 3 wells and the 3 horizontal wells previously drilled by our former Farmout partner. These three northern wells continued the delineation of the main reservoir trend and confirmed that the main reservoir continues north. We are evaluating the many options for production now available to us to decide the best course of action. Drilling on these 80% owned lands has opened new avenues for testing and further development of the Sawn Lake project. On the 12 sections of the jointly held lands, in which we have a 40% working interest, our Company is exploring different plans of action with Andora Energy Corporation, the operator of these 12 sections. The focus of our Company’s drilling program is to define the heavy oil reservoir to establish reserves and to determine the best technology under which oil can be produced from the Sawn Lake project in order to initiate production and generate a cash flow.

Currently, Deep Well and its subsidiaries Northern Alberta Oil Ltd., which we refer to as “Northern”, and Deep Well Oil & Gas (Alberta) Ltd. have a 100% working interest in 15 sections of Petroleum and Natural Gas licences (“P&NG”) in the Peace River area of Alberta, Canada, an 80% working interest in 56 contiguous sections of oil sands development leases, and a 40% working interest in an additional 12 contiguous sections of oil sands development leases in the Peace River oil sands area of Alberta, Canada. Our P&NG licences and oil sands development leases cover 52,504 gross acres (21,248 gross hectares).

On April 2, 2008, our Company participated in a public offering of Crown Petroleum and Natural Gas Rights held by the Alberta Department of Energy, in which we successfully bid on 1 P&NG Rights parcel covering 3,795 gross acres (1,536 gross hectares) for a total of 6 sections in the Ochre area. Our Company acquired an undivided 100% working interest in these 6 sections located in the Peace River Oil Sands area approximately fourteen miles west of our Sawn Lake properties.

On December 4, 2008, we successfully spudded the first well of six wells to be drilled in our 2008/2009 winter drilling program. This well is located at 12-14-092-13W5 in North Central Alberta and was drilled to a vertical depth of 680 meters. The well was logged, cased, and completed for bluesky heavy oil production, with perforated intervals from 644.5m to 649.5m. This well is currently being tested.

On December 15, 2008, we successfully spudded the second well of our six well 2008/2009 winter drilling program. This well is located at 9-16-092-13W5 in North Central Alberta and was drilled to a vertical depth of 680 meters. The well was logged, cased, and completed for bluesky heavy oil production, with perforated intervals from 638.5m to 643.5m. This well is currently being tested.

On January 8, 2009, we successfully spudded the third well of our six well 2008/2009 winter drilling program. This well is located at 10-33-091-13W5 in North Central Alberta and was drilled to a vertical depth of 708 meters. This well determined the southern edge of the Bluesky reservoir of our Sawn Lake Project.

On January 16, 2009, we successfully spudded the fourth well of our six well 2008/2009 winter drilling program. This well is located at 7-5-092-13W5 in North Central Alberta and was drilled to a vertical depth of 718 meters. The well was logged and cased for bluesky heavy oil production, and is currently suspended.

On January 25, 2009, we successfully spudded the fifth well of our six well 2008/2009 winter drilling program. This well is located at 8-4-092-13W5 in North Central Alberta and was drilled to a vertical depth of 725 meters. The well was logged and cased for bluesky heavy oil production, and is currently suspended.

On February 2, 2009, we successfully spudded the sixth well of our six well 2008/2009 winter drilling program. This well is located at 6-22-092-13W5 in North Central Alberta and was drilled to a vertical depth of 660 meters. The well was logged and cased for bluesky heavy oil production, and is currently suspended.

In conjunction with our recent drilling program, our Company acquired existing road infrastructure on our properties as follows: effective December 1, 2008, we acquired 6 P&NG properties of which 2 were expected to immediately expire, covering 11,386 gross acres (gross 4,608 hectares) from Paramount Resources Ltd. (“Paramount”). Included in this land acquisition, Paramount transferred 7 mineral surface leases (proposed well sites or “MSLs”) and 4 licences of occupation, totaling 12 km of roads (access roads or “LOCs”). Along with this acquisition we acquired 2 wells. Of the 2 wells, one was drilled to a vertical depth of 737 meters on our existing oil sands lease and subsequent to the drilling and logging operations, this well was cased for bluesky heavy oil production. Perforated intervals were from 681.5m to 684.5m and 684.5m to 685.0m. This well’s status is still drilled and cased for future bitumen production. The estimated cost to drill this well would have been approximately $1.4 million dollars in drilling and completion costs, which does not include the costs associated to construct the existing access roads that we have acquired from Paramount. Paramount used these access roads, which our Company now owns, to access their properties to drill their wells and prepare some of their MSLs for future drilling.

Effective February 1, 2009, we also acquired from Penn West Petroleum Ltd. an LOC that totaled 8.7 km of an existing road.

On May 5, 2009, our Company was informed by the Alberta Department of Energy that they had approved our application to convert 5 sections of our oil sands permit to a 15-year primary lease. By drilling on these lands, where the permits were set to expire, we have preserved title to 5 sections and now has a primary lease, which is valid for an additional 15 years.

Liquidity and Capital Resources

As of December 31, 2006, our Company’s total assets were $4,479,861, compared to $4,971,304 as of December 31, 2005, and our total liabilities as of December 31, 2006, were $1,180,089 compared with $569,105 as of December 31, 2005. The increase in our total liabilities was due primarily to accounts payable.

Our working capital (current liabilities subtracted from current assets) is as follows.

	Three Months	Three Months
	Ended	Ended	Year Ending
	December 31, 2006	December 31, 2005	September 30, 2006

Current Assets	$122,960	$569,335	$170,973
Current Liabilities	881,391	283,295	684,877
Working Capital	$(758,431)	$286,040	$(513,904)

At December 31, 2006, our Company had a working capital deficit of $758,431 compared to our working capital surplus of $286,040 at December 31, 2005. Our working capital deficit was due primarily to the increase in expenses associated with day-to-day operations. Currently we have no long-term debt and our estimated working capital surplus, as of June 30, 2009, is estimated to be $1.62 million.

Although our cash and cash equivalents for the period ending December 31, 2006, was $27,955, compared to $422,529 for the comparable period ending December 31, 2005, our Company successfully raised sufficient funds to conduct our near-term operations during the fiscal years 2005, 2006, 2007, and 2008. During the fiscal years 2005, 2006, 2007, and 2008, we financed our business operations through a loan, fees derived from the farmout of some of our lands, private offerings of our common stock, and the exercise of certain warrants, realizing gross proceeds of $14,570,799. In these offerings, we sold units comprised of common stock and warrants to purchase additional common stock, and as a result of these offerings, we had an aggregate of 31,541,138 outstanding warrants with exercise prices ranging from $0.40 to $2.25, as at September 30, 2008. If all of the warrants, excluding the expired ones which amount to 560,946 warrants, were sold in these offerings, we may realize aggregate proceeds of approximately $23,938,759. However, the warrant holders have complete discretion as to when or if the warrants are exercised before they expire and we cannot guarantee that the warrant holders will exercise any of the warrants.

On October 31, 2008, our Company successfully raised another $5,000,000 from one investor through a private placement offering for 12,500,000 of our common shares. With this private placement, we have the funds anticipated to complete our near term business plan.

For our long term operations we anticipate that, among other options, we will raise funds during the next twenty-four months through private placements of our common stock under exemptions from the registration requirements provided by Canadian, United States, and state and provincial securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. We also note that if we issue more shares of our common stock, our stockholders may experience dilution in the percentage of their ownership of common stock. We may not be able to raise sufficient funding from stock sales for long-term operations and if so, we may be forced to delay our business plans until adequate funding is obtained. We believe debt financing will not be an alternative for funding in the exploration stage of our Company due to the risky nature of this business. However, at this time, because we are not generating any revenues, our external sources of liquidity are the sale of our capital stock, and once our Company achieves the production it expects then we may consider the alternative of debt financings.

Results of Operations for the Three Months Ended December 31, 2006

Our Company is an exploration stage company and as such does not have commercial production at any of its properties and, accordingly, it currently does not generate cash from operations. Since the inception of our current business plan, our operations have consisted primarily of various exploration and start-up activities relating to our properties, which included acquiring lease holdings by acquisitions and public offerings, seeking institutional investors, locating joint venture partners, acquiring and analyzing seismic data, engaging various firms to comply with leasehold conditions and environmental regulations as well as project management, and developing our long term business strategies. For the three months ended December 31, 2006, and for the comparable period, we generated no revenues from operations.

	Three Months	Three Months	September 10,
	Ended	Ended	2003 to
	December 31, 2006	December 31, 2005	December 31, 2006

Revenue	$–	$–	$–

Expenses
Administrative	$242,554	$318,449	$3,350,883
Share Based Compensation	80,458	217,486	639,340

Net Loss from Operations	(323,012)	(535,935)	(3,990,223)

Other Income and Expenses
Interest Income	4,336	1,821	20,306
Interest Expense	(17,851)	(8,594)	(152,061)
Settlement of Debt	–	–	24,866

Net Loss and Comprehensive Loss	$(336,527)	$(542,708)	$(4,097,112)

Our net loss and comprehensive loss for the three months ended December 31, 2006, was $336,527 compared to a net loss and comprehensive loss of $542,708 for the three months ended December 31, 2005. This was due primarily to a decrease of $75,895 in general and administrative costs and a decrease of $137,028 in stock based compensation expense to the comparable quarter. Part of the reason for the difference in the stock based compensation expense between these two comparable quarters was that some of the first stock options granted under the Plan in the first quarter of 2005 were immediately vested, compensating for the time a director, employee, or consultant had been working for our Company prior to the adoption of the Plan. For further information regarding stock based compensation see Note 10 of the consolidated financial statements disclosed in this report.

For the three months ended December 31, 2006, interest income increased by $2,515, compared to the three months ended December 31, 2005, due primarily to finance charges related to outstanding accounts receivables. For the three months ended December 31, 2006, interest expense increased by $9,257, compared to the three months ended December 31, 2005, due primarily to accrued interest payable to related parties.

Off-Balance Sheet Arrangements

Our Company does not have any off-balance sheet arrangements.

Forward-Looking Statements

This quarterly report on Form 10-Q, including all referenced exhibits, contains “forward-looking statements” within the meaning of the United States federal securities laws. The words "may," "believe," "will," "anticipate," "expect," "estimate," "project," "future," and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters, identify forward-looking statements. The forward-looking statements in this quarterly report on Form 10-Q include, among others, statements with respect to:

•	our current business strategy;
•	our projected sources and uses of cash;
•	our plan for future development and operations;
•	our drilling and testing plans;
•	the sufficiency of our capital in order to execute our business plan;
•	resource estimates; and
•	the timing and sources of our future funding.

Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors, which may cause the actual results to differ materially from the anticipated future results expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those set forward in the forward-looking statements include, but are not limited to:

•	changes in general business or economic conditions;
•	changes in legislation or regulation that affect our business;
•	our ability to obtain necessary regulatory approvals and permits;
•	opposition to our regulatory requests by various third parties;
•	actions of aboriginals, environmental activists and other industrial disturbances;
•	the costs of environmental reclamation of our lands;
•	availability of labor or materials or increases in their costs;
•	the availability of sufficient capital to finance our business plans on terms satisfactory to us;
•	adverse weather conditions and natural disasters;
•	risks associated with increased insurance costs or unavailability of adequate coverage;
•	volatility of oil and natural gas prices;
•	competition;
•	changes in labor, equipment and capital costs;
•	future acquisitions or strategic partnerships;
•	the risks and costs inherent in litigation;
•	imprecision in estimates of reserves, resources and recoverable quantities of oil and natural gas;
•	product supply and demand;
•	fluctuations in currency and interest rates;
•
the additional risks and uncertainties, many of which are beyond our control, referred to elsewhere in this Form 10-Q, in our Form 10-KSB for the year ended September 30, 2006, and in our other SEC filings.

Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q, 8-K and any other SEC filing should be consulted.

ITEM 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 under the Exchange Act and therefore is not required to provide the information required under this item.

ITEM 4.            CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of our fiscal quarter ended December 31, 2006, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as amended, was carried out under the supervision and with the participation of our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that as of the end of that quarter, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

It should be noted that while our management, including our principal executive officer and principal financial officer, believe our disclosure controls and procedures provide a reasonable level of assurance that such controls and procedures are effective, they do not expect that our disclosure controls and procedures or internal controls will prevent all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended December 31, 2006, there were changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the fiscal quarter ended December 31, 2006, we continued to implement our formalization and centralization of our accounts payable functions and multi-currency accounting software.

PART II. OTHER INFORMATION

ITEM 1.            LEGAL PROCEEDINGS

There have been no new material developments in our litigation proceedings since our last filed 10-KSB for the year ended September 30, 2006, filed with the Securities and Exchange Commission on December 17, 2008.

ITEM 1A.         RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our 2006 Form 10-KSB, filed with the Securities and Exchange Commission on December 17, 2008.

ITEM 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

On April 4, 2007, further pursuant to an exercised option agreement our Company entered into on June 7, 2005, our Company issued 180,000 Deep Well common shares in exchange for 5,400,000 of the outstanding preferred shares of Northern. The common shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. As a result this and other exercised option agreements, Northern became a 100% wholly owned subsidiary of our Company. As of April 4, 2007, all of the holders of such preferred shares of Northern have exercised their options in exchange for restricted shares of common stock of Deep Well. In accordance with the terms and conditions of the Agreements, Deep Well has now completed the acquisition of 100% of the preferred shares of Northern in exchange for 12,975,000 shares of common stock of Deep Well. The shares of common stock of Deep Well issued in exchange for the Northern preferred shares were issued pursuant to Section 4(2) of the 1933 Act.

On May 25, 2007, pursuant to subscription agreements, our Company completed a private placement of 5,000,000 units at a price of $0.40 per unit for gross proceeds of $2,000,000. Each unit consisted of one common share and one common share purchase warrant, with each warrant entitling its holder to acquire one share of our common stock at a price of $0.60 per share. The exercise price of the warrants will be adjusted from time to time upon the occurrence of certain events, as provided in the warrants. The warrants expire on May 25, 2010. In connection with the private placement, a finder's fee of $150,000 was paid. The units were issued pursuant to Regulation S under the 1933 Act.

On June 22, 2007, pursuant to subscription agreements, our Company completed a private placement of 8,333,333 units at a price of $0.60 per unit for $5,000,000. Each unit consisted of one common share and one common share purchase warrant and another twelve one-hundredths common share purchase warrant ("Special Warrant"). Each warrant entitles the holder to purchase one additional common share at a price of $0.90 per common share for a period of three years from the date of closing. Each Special Warrant entitles the holder to purchase a common share at a price of $1.20 for a period of five years from the date of closing. The exercise price of the warrants and the Special Warrants will be adjusted from time to time upon the occurrence of certain events, as provided in the warrants and Special Warrants. The warrants expire on June 22, 2010, and the Special Warrants expire on June 22, 2012.  In connection with the private placement, a finder's fee of $300,000 was paid. The units were issued pursuant to Regulation S under the Securities Act of 1933, as amended.

On July 11, 2007, pursuant to subscription agreements, our Company completed a private placement of 323,333 units at a price of $0.60 per unit for $194,000. Each unit consisted of one common share and one common share purchase warrant and another twelve one-hundredths common share purchase warrant (“Special Warrant”). Each warrant entitles the holder to purchase one additional common share at a price of $0.90 per common share for a period of three years from the date of closing. Each Special Warrant entitles the holder to purchase a common share at a price of $1.20 for a period of five years from the date of closing. The exercise price of the warrants and the Special Warrants will be adjusted from time to time upon the occurrence of certain events, as provided in the warrants and Special Warrants. The warrants expire on July 11, 2010, and the Special Warrants expire on 11, 2012. In connection with the private placement, a finder’s fee of $9,700 was paid. The units were issued pursuant to Regulation S under the 1933 Act.

In September 2007, our Company issued an adjustment to three existing warrant holders. The original warrants dated March 10, 2005, contained a price adjustment in the event that our Company sold, issued or granted additional shares of its common stock at a price per share less than the exercise price of the warrants. In the event of a price adjustment, the number of shares exercisable under the warrant would also increase. Therefore, the exercise price of the original warrant has been adjusted from $0.50 to $0.40 per common share. Our Company has granted the warrant holders new warrants to purchase an additional 196,875 common shares for a total of 984,375 shares of our Company's common stock at an adjusted exercise price of $0.40 per share under the same terms as the original warrant. The warrants were issued pursuant to Section 4(2) of the 1933 Act.

On August 14, 2008, pursuant to a subscription agreement, our Company completed a private placement to one investor of 10,638,297 units at a price of $0.47 per unit, for total gross proceeds of $5,000,000. Each unit is comprised of one common share, one common share purchase warrant (“Whole Warrant”) and 0.188000015 of one common share purchase warrant (“Additional Fractional Warrant”). Each Whole Warrant entitles the holder to purchase one common share at a price of $0.71 per common share for a period of three years from the date of closing. Each Additional Fractional Warrant entitles the holder to purchase 0.188000015 of one common share at a price of $0.95 for a period of three years from the date of closing. The Whole Warrants and the Additional Fractional Warrants expire on August 14, 2011. The units were issued pursuant to Regulation S under the 1933 Act.

On October 31, 2008, we completed the second tranche of the private placement initially completed on August 14, 2008. In connection with the second tranche, we sold to one subscriber 12,500,000 units at a price of $0.40 per unit, for total gross proceeds of $5,000,000. Each unit is comprised of one (1) common share one (1) common share purchase warrant and 0.16 of one common share purchase warrant (“Additional Fractional Warrant”). Each whole warrant entitles the holder to purchase one (1) common share at a price of $0.60 per common share for a period of three years from the date of closing. Each Additional Fractional Warrant entitles the holder to purchase 0.16 of one common share at a price of $0.80 for a period of three years from the date of closing. The warrants and the Additional Fractional Warrants expire on October 31, 2011. The units were issued pursuant to Regulation S under the 1933 Act.

ITEM 3.            DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.            OTHER INFORMATION

(a)            Information Required To Be Disclosed In A Report On Form 8-K, But Not Reported

Deep Well reported all information that was required to be disclosed during the period covered by this Form 10-Q in a subsequent report on Form 10-KSB. Subsequent events not reported on Form 8-K during the period covered by this Form 10-Q but reported in a subsequent report on Form 10-KSB are as follows:

On October 25, 2006, Mr. David Roff was granted options to purchase 375,000 shares of our common stock, at an exercise price of  $0.71 per share, upon becoming a director of our Company.

(b)            Item 407(c)(3)of Regulation S-K)

We do not have a nominating committee. The entire board of directors of our Company participates in the consideration of director nominees. It is anticipated that in preparation of our Company’s next meeting of stockholders, it will consider stockholder proposals for nominations to the board of directors. Any such proposal must comply with the proxy rules under the Exchange Act, including Rule 14a-8.

ITEM 6.            EXHIBITS

Exhibit No.	Description
10.1	Deep Well Oil & Gas, Inc. Stock Option Plan (“The Plan”), effective November 28, 2005, filed with Form 8-K on March 3, 2006, and incorporated herein by reference.
10.2	Sample Stock Option Agreements with all Directors, filed with Form 10-KSB on February 23, 2007, and incorporated herein by reference.
31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification of President and Chief Executive Officer pursuant 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEEP WELL OIL & GAS, INC.

By	/s/ Horst A. Schmid
Dr. Horst A. Schmid
Chief Executive Officer and President
(Principal Executive Officer)

Date	July 24, 2009

By	/s/ Curtis James Sparrow
Mr. Curtis James Sparrow
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date	July 24, 2009