Form 10-Q
period 2007-03-31
DEEP WELL OIL & GAS INC
filed 2009-08-18
CIK 869495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

or

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
(Exploration Stage Company)
(Unaudited)
Consolidated Balance Sheets
March 31, 2007 and September 30, 2006

	March 31,	September 30,
	2007	2006
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$–	$50,324
Accounts receivable	30,192	59,273
Prepaid expenses	65,610	61,376

Total Current Assets	95,802	170,973

Oil and gas properties (Note 4)	4,353,826	4,353,826
Equipment net of depreciation (Note 5)	2,826	3,325

TOTAL ASSETS	$4,452,454	$4,528,124

LIABILITIES
Current Liabilities
Bank Indebtedness	$21,216	$–
Accounts payable	174,446	207,890
Accounts payable – related parties (Note 7)	770,654	465,737
Note payable (Note 6)	11,250	11,250

Total Current Liabilities	977,566	684,877

Loan payable (Note 8)	299,219	287,406

TOTAL LIABILITIES	1,276,785	972,283

SHAREHOLDERS’ EQUITY

Common Stock: (Note 9)
Authorized: 300,000,000 shares at $0.001 par value
Issued and outstanding: 64,579,289 shares
(September 2006 –62,979,289) (Note 9)	64,579	62,979
Additional paid in capital	7,109,245	6,513,620
Capital stock subscriptions received 5,400,000 shares
(September 2006 – 5,400,000 shares)	739,827	739,827
Deficit (dated September 10, 2003)	(4,737,982)	(3,760,585)

Total Shareholders’ Equity	3,175,669	3,555,841

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,452,454	$4,528,124

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
(Unaudited)
Consolidated Statements of Operations
For the Three and Six Months Ended March 31, 2007 and 2006 and the Period September 10, 2003
(Inception of Exploration Stage) to March 31, 2007

	Three Months	Three Months	Six Months	Six Months	September 10,
	Ended	Ended	Ended	Ended	2003 to March 31,
	March 31, 2007	March 31, 2006	March 31, 2007	March 31, 2006	2007

Revenue	$–	$–	$–	$–	$–

Expenses
Administrative	539,160	301,235	781,714	619,645	3,890,043
Share based compensation	81,217	153,458	161,675	370,944	720,557

Net loss from operations	(620,377)	(454,693)	(943,389)	(990,589)	(4,610,600)

Other income and expenses
Interest income	2,688	83	7,024	1,865	22,994
Interest expense	(23,181)	(5,437)	(41,032)	(14,031)	(175,242)
Settlement of debt	–	–	–	–	24,866

Net loss and comprehensive loss	$(640,870)	$(460,047)	$(977,397)	$(1,002,755)	$(4,737,982)

Net Loss Per Common Share
Basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted Average Outstanding
Shares – stated in 1,000’s
Basic and Diluted	64,188	56,865	63,577	55,953

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
(Unaudited)
Consolidated Statements of Shareholders’ Equity
For the Period September 10, 2003 (Inception of Exploration Stage) to March 31, 2007

	Common Shares			Capital
			Additional	Stock
			Paid in	Subscriptions	Accumulated
	Shares	Amount	Capital	Received	Deficit	Total

Balance at
September 10, 2003	991,912	$992	$(992)	$–	$–	$–

Issuance of common stock
pursuant to bankruptcy
agreement September 10, 2003	36,019,556	36,019	13,981	–	–	50,000

Net operating loss for
the period September 10
to September 30, 2003	–	–	–	–	(50,000)	(50,000)

Balance at September 30, 2003	37,011,468	37,011	12,989	–	(50,000)	–

Return and cancellation
of common shares	(5,775,000)	(5,775)	5,775	–	–	–

Net operating loss for the
year ended September 30, 2004	–	–	–	–	(525,754)	(525,754)

Balance at
September 30, 2004	31,236,468	31,236	18,764	–	(575,754)	(525,754)

Issuance of common stock
Private placement March 10, 2005
- Shares	1,875,000	1,875	527,940	–	–	529,815
- Warrants (787,500) (Note 9)	–	–	205,185	–	–	205,185
Share exchange June 7, 2005
- Shares	18,208,875	18,209	2,476,497	–	–	2,494,706
- Conversion rights of preferred
shares of subsidiary	–	–	–	1,777,639	–	1,777,639
Private placement August 12, 2005
- Shares	710,946	711	151,638	–	–	152,349
- Warrants (710,946) (Note 9)	–	–	132,030	–	–	132,030
Common stock subscription received	–	–	–	250,000	–	250,000

Net operating loss for the
year ended September 30, 2005	–	–	–	–	(1,262,549)	(1,262,549)

Balance at September 30, 2005	52,031,289	52,031	3,512,054	2,027,639	(1,838,303)	3,753,421

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
(Unaudited)
Consolidated Statements of Shareholders’ Equity (Continued)
For the Period September 10, 2003 (Inception of Exploration Stage) to March 31, 2007

	Common Shares			Capital
			Additional	Stock
			Paid in	Subscriptions	Accumulated
	Shares	Amount	Capital	Received	Deficit	Total

Balance carried forward
at September 30, 2005	52,031,289	52,031	3,512,054	2,027,639	(1,838,303)	3,753,421

Issuance of common stock
Private placement October 11, 2005
- Shares	3,150,000	3,150	667,266	(250,000)	–	420,416
- Warrants (3,150,000) (Note 9)	–	–	553,584	–	–	553,584
Private placement January 13, 2006
- Shares	73,000	73	55,345	–	–	55,418
- Warrants (73,000) (Note 9)	–	–	46,402	–	–	46,402
Exercise option agreement
February 23, 2006
- Shares	4,707,750	4,708	640,277	(644,985)	–	–
Exercise option agreement
June 13, 2006
- Shares	2,867,250	2,867	389,960	(392,827)	–	–
Warrants exercised July 28, 2006	100,000	100	59,900	–	–	60,000
Warrants exercised September 11, 2006	50,000	50	29,950	–	–	30,000
Options granted for services	–	–	558,882	–	–	558,882

Net operating loss for the year ended
September 30, 2006	–	–	–	–	(1,922,282)	(1,922,282)

Balance at September 30, 2006	62,979,289	62,979	6,513,620	739,827	(3,760,585)	3,555,841

Settlement Agreement January 22, 2007
- Shares	1,600,000	1,600	433,950	–	–	435,550
Options granted for services	–	–	161,675	–	–	161,675

Net operating loss for the period ended
March 31, 2007	–	–	–	–	(977,397)	(977,397)

Balance at March 31, 2007	64,579,289	$64,579	$7,109,245	$739,827	$(4,737,982)	$3,175,669

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
(Unaudited)
Consolidated Statements of Cash Flows
For the Six Months Ended March 31, 2007 and 2006 and the Period September 10, 2003 (Inception of
Exploration Stage) to March 31, 2007

	Six Months	Six Months	September 10,
	Ended	Ended	2003 to
	March 31,	March 31,	March 31,
	2007	2006	2007

Cash Provided by (Used in):

Operating Activities
Net loss	$(977,397)	$(1,002,755)	$(4,737,982)
Items not affecting cash:
Stock based compensation	161,675	370,944	720,557
Bad debts	–	–	170,084
Amortization	499	365	1,413
Settlement of lawsuit	435,550	–	435,550
Commissions withheld from loans proceeds	–	–	121,000
Net changes in non-cash working capital (Note 11)	296,320	(325,249)	675,785

	(83,353)	(956,695)	(2,613,593)
Investing Activities
Purchase of equipment	–	(2,696)	(3,970)
Purchase of oil and gas properties	–	–	(111,392)
Cash from acquisition of subsidiary	–	–	11,141
Return of costs from Farmout Agreement	–	961,426	961,426

	–	958,730	857,205
Financing Activities
Loan payable	11,813	(185)	287,665
Loan advance – related parties	–	(60,895)	(811,746)
Note payable repayment	–	(31,910)	(100,056)
Debenture advance (repayment)	–	(1,021,463)	(1,004,890)
Proceeds from issuance from common stock	–	1,075,820	2,485,199
Proceeds from debenture net of commissions	–	–	879,000

	11,813	(38,633)	1,735,172

Increase (decrease) in cash and cash equivalents	(71,540)	(36,598)	(21,216)

Cash and cash equivalents, beginning of period	50,324	135,879	–

Cash and cash equivalents, end of period	$(21,216)	$99,281	$(21,216)

Supplemental Cash Flow Information:
Interest expense	$41,032	$14,031	$175,242

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
(Unaudited)
Notes to the Consolidated Financial Statements
March 31, 2007

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

Basis of Consolidation

These consolidated financial statements include the accounts of: (1) Northern Alberta Oil Ltd. (“Northern”), from the date of acquisition, being June 7, 2005, incorporated under the Business Corporations Act (Alberta), Canada; and (2) Deep Well Oil & Gas (Alberta) Ltd., incorporated under the Business Corporations Act (Alberta), Canada on September 15, 2005. As of March 31, 2007, Deep Well owned 100% (2006 – 100%) of the Northern common shares and 58% (2006 – 58%) of the Northern preferred shares. All inter-company balances and transactions have been eliminated. The Company has received “Capital stock subscriptions” of $739,827 (2006 - $739,827) relating to the Northern preferred shares for which Deep Well has exclusive rights to call in the future. The information furnished includes the financial results of Northern, with effect from June 7, 2005 (see Note 3 – “Business Combination” to the Notes to the Consolidated Financial Statements).

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

Asset Retirement Obligations

The Company accounts for asset retirement obligations by recording the estimated future cost of the Company’s plugging and abandonment obligations when incurred, which is at the time the well is completely drilled. Upon initial recognition of an asset retirement obligation, the Company increases the carrying amount of the long-lived asset by the same amount as the liability. Over time, the liabilities are accreted for the change in their present value through charges to oil and gas production and well operations costs. The initial capitalized costs are depleted over the useful lives of the related assets through charges to depreciation, depletion and amortization. If the fair value of the estimated asset retirement obligation changes, an adjustment is recorded to both the asset retirement obligation and the asset retirement cost. Revisions in estimated liabilities can result from revisions of estimated inflation rates, escalating retirement costs and changes in the estimated timing of settling asset retirement obligations. As at March 31, 2007, no asset retirement obligations exist.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure, at fair value, many financial instruments and certain other items that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The statement will be effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company is evaluating the effect that SFAS No. 159 will have, if any, in the consolidated financial statements when it is adopted in 2008.

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

The Company has acquired an 80% interest in certain oil and gas properties which, after a farmout agreement entered into on February 25, 2005, (“Farmout Agreement”) the Company’s interest was reduced to 40% on 12 sections as described below in the November 26, 2007 settlement. These certain properties are located in North Central Alberta, Canada with a life of 15 years from the start dates which range from April 2003 to August 2004. The terms include certain commitments related to oil sand leases which require the payments of rents as long as the leases are non-producing. As of March 31, 2007, the payments due in Canadian dollars under this commitment are as follows:

2007	$24,908
2008	$49,818
2009	$45,158
2010	$45,158
2011	$45,158
Subsequent	$338,330

The Government of Alberta owns this land and the Company has acquired the rights to perform oil and gas activities on these lands. If the Company meets the conditions of the 15-year leases, the Company will then be permitted to drill on and produce oil from the land into perpetuity. These conditions give the Company until the expiration of the leases to meet the following requirements.

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

This consists of comparing the carrying value of the asset with the asset’s expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions. Proven oil and gas properties are reviewed for impairment on a field-by-field basis. In addition, management evaluates the carrying value of non-producing properties and may deem them impaired for lack of drilling activities. No impairment losses were recognized for the period ended March 31, 2007 (2006 - $nil).

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

On November 15, 2005, as part of the settlement of a legal action, the Company and its subsidiary and Surge agreed to amend a Farmout Agreement signed on February 25, 2005, between the Company and Surge that had previously been terminated by the Company (disclosed on Form 8-K on September 29, 2005).  The amendments to the agreement provided that: (1) all conditions of the Farmout Agreement will be deemed to have been satisfied on September 25, 2005; (2) the earning period (i.e. the period during which Signet has to drill 10 wells) under the agreement will be extended until February 25, 2008; (3) Signet will have until September 25, 2006 to drill an option well; (4) an additional 6.5 sections of land will be added to the land subject to the agreement; (5) Signet will pay the Company $1,000,000 on November 15, 2005, in satisfaction of the prospect fee outstanding, instead of after drilling the second well as stated in the Farmout Agreement, and (6) no shares of Surge will be issued to the Company. Instead, the Company or its subsidiaries will receive 7,550,000 common shares of Signet.

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

On November 26, 2007, the Company entered into a settlement with Signet and Andora Energy Corporation and resolved their differences and certain collateral matters. The settlement includes but is not limited to:

a)	The Farmout Agreement dated February 25, 2005, and the Amended Farmout Agreement being effectively terminated concurrently with the execution of the settlement in regards to the Settlement Agreement;

b)	Signet being regarded as having earned a 40% working interest in a total of twelve sections;

c)	Signet will reconvey registered title to 57.5 unearned sections of the Farmout Lands, as defined in the Farmout Agreement, back to the Company.

5.	Equipment

	March 31, 2007
		Accumulated	Net Book
	Cost	Amortization	Value

Equipment	$3,970	$1,144	$2,826
Software	269	269	–

	$4,239	$1,413	$2,826

	September 30, 2006
		Accumulated	Net Book
	Cost	Amortization	Value

Equipment	$3,970	$645	$3,325
Software	269	269	–

	$4,239	$914	$3,325

6.	Note Payable

The Company has loans outstanding of $11,250 (2006 - $11,250) due on demand, is unsecured and bears no interest.

7.	Significant Transactions With Related Parties

Accounts payable – related parties of $770,654 (2006 - $465,737) results from directors’ fees and other fees payable by the Company. Accounts payable – related parties are unsecured, non-interest bearing and have no fixed terms of repayment.

Officers, directors, their families and their controlled entities have acquired 8.06% of the Company’s outstanding common capital stock.

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

The warrants outstanding as of March 31, 2007 were 4,571,446 (2006 - 4,571,446) and are valued at $937,201 (2006 - $937,201).

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

For the period ended March 31, 2007, the Company recorded $161,675 (2006 - $405,892) of compensation expense based on its use of the Black-Scholes model to estimate the grant-date fair value of these unit option awards. No options were exercised during the period ended March 31, 2007, therefore, the intrinsic value of the options exercised during 2007 is nil. As of March 31, 2007, there was a total of $131,445 of unrecognized compensation cost related to the non-vested portion of these unit option awards. At March 31, 2007, this cost was expected to be recognized over a weighted-average period of 3.77 years. Compensation expense is based upon straight-line amortization of the grant-date fair value over the vesting period of the underlying unit option. Since the Company is a relatively new public company and has minimal trading history, it has used an estimated volatility of approximately 160% for the period based on the trading history available.

	Shares Underlying Options Outstanding			Shares Underlying Options Exercisable
Range of Exercise Prices	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price

$0.71 at March 31, 2007	3,232,500	3.77	$0.71	1,652,500	$0.71

The aggregate intrinsic value of exercisable options as of March 31, 2007, was $nil (2006 - $nil).

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

March 31, 2007

Average risk-free interest rates	4.28%
Average expected life (in years)	5
Volatility	160%

The following is a summary of stock option activity for the period ended March 31, 2007:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Market Value

Balance, September 30, 2005	–	$–	$–
Options granted November 28, 2005	2,857,500	0.71	0.27

Balance, September 30, 2006	2,857,500	0.71	0.27
Options granted October 25, 2006	375,000	0.71	0.38

Balance, March 31, 2007	3,232,500	$0.71	$0.28

Exercisable, March 31, 2007	$1,652,500	$0.71	$0.28

The following table summarizes the status of the Company’s non-vested stock options since October 1, 2005:

	Non-Vested Options
	Number of Shares	Weighted Average Exercise Price

Non-vested at October 1, 2005	–	$–
Granted	2,857,500	0.71
Vested	(1,377,500)	0.71

Non-vested at September 30, 2006	1,480,000	0.71
Granted	375,000	0.71
Vested	(275,000)	0.71

Non-vested at March 31, 2007	1,580,000	$0.71

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

11.	Changes in Non-Cash Working Capital

	Six Months	Six Months
	Ended Mar 31,	Ended Mar 31,
	2007	2006

Accounts receivable	$29,081	$(35,766)
Prepaid expenses	(4,234)	(42,497)
Accounts payable	271,473	(246,986)

	$296,320	$(325,249)

12.	Commitments

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

On September 20, 2007, the Company entered into a consulting contract with R.N. Dell Energy Ltd. (“R.N. Dell”), a company owned 100% by Mr. Ed Howard, to provide geological services to the Company for $17,700 Cdn per month. In addition, the Company granted R.N. Dell options to purchase 240,000 shares of common stock at an exercise price of $0.47 per share, vesting at a rate of 20,000 per month commencing October 31, 2007, with a five-year life.

On September 20, 2007, the Company granted one of its employees, Maureen Griffiths, options to purchase 36,000 shares of common stock at an exercise price of $0.47 per share, 8,000 vesting immediately and the remainder vesting at a rate of 2,000 per month commencing September 30, 2007, with a five-year life.

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

On March 18, 2008, the 6.5 section oil sands permit, which was originally scheduled to expire on April 9, 2008, was extended for one year pursuant to an application made by Northern.

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

In conjunction with our recent drilling program, our Company acquired existing road infrastructure on our properties as follows: effective December 1, 2008, we acquired 6 P&NG properties of which 2 were expected to immediately expire, covering 11,386 gross acres (gross 4,608 hectares) from Paramount Resources Ltd. (“Paramount”). Included in this land acquisition, Paramount transferred 7 mineral surface leases (proposed well sites or “MSLs”) and 4 licences of occupation, totaling 12 km of roads (access roads or “LOCs”). Along with this acquisition we acquired 2 wells. Of the 2 wells, one was drilled to a vertical depth of 737 meters on our existing oil sands lease and subsequent to the drilling and logging operations; this well was cased for bluesky heavy oil production. Perforated intervals were from 681.5m to 684.5m and 684.5m to 685.0m. This well’s status is still drilled and cased for future bitumen production. The estimated cost to drill this well would have been approximately $1.4 million dollars in drilling and completion costs, which does not include the costs associated to construct the existing access roads that we have acquired from Paramount. Paramount used these access roads, which our Company now owns, to access their properties to drill their wells and prepare some of their MSLs for future drilling.

Effective February 1, 2009, we also acquired from Penn West Petroleum Ltd. an LOC that totaled 8.7 km of an existing road.

On May 5, 2009, our Company was informed by the Alberta Department of Energy that they had approved our application to convert 5 sections of our oil sands permit to a 15-year primary lease. By drilling on these lands, where the permits were set to expire, we have preserved title to 5 sections and now have a primary lease, which is valid for an additional 15 years.

Liquidity and Capital Resources

As of March 31, 2007, our Company’s total assets were $4,452,454, compared to $4,683,430 as of March 31, 2006, and our total liabilities as of March 31, 2007, were $1,276,785 compared with $486,000 as of March 31, 2006. The increase in our total liabilities was due primarily to accounts payable.

Our working capital (current liabilities subtracted from current assets) is as follows.

	As of	As of	Year Ending
	March 31, 2007	March 31, 2006	September 30, 2006

Current Assets	$95,802	$254,172	$170,973
Current Liabilities	977,566	200,227	684,877
Working Capital	$(881,764)	$53,945	$(513,904)

As of March 31, 2007, our Company had a working capital deficit of $881,764 compared to our working capital surplus of $53,945 as of March 31, 2006. Our working capital deficit was due primarily to the increase in expenses associated with day-to-day operations. Currently we have no long-term debt and our estimated working capital surplus, as of June 30, 2009, is estimated to be $1.62 million.

Although our cash and cash equivalents for the six months ending March 31, 2007, was a deficit of $21,216, compared to $99,281 for the comparable six months ending March 31, 2006, our Company successfully raised sufficient funds to conduct our near-term operations during the fiscal years 2005, 2006, 2007, and 2008. During the fiscal years 2005, 2006, 2007, and 2008, we financed our business operations through a loan, fees derived from the farmout of some of our lands, private offerings of our common stock, and the exercise of certain warrants, realizing gross proceeds of $14,570,799. In these offerings, we sold units comprised of common stock and warrants to purchase additional common stock, and as a result of these offerings, we had an aggregate of 31,541,138 outstanding warrants with exercise prices ranging from $0.40 to $2.25, as at September 30, 2008. If all of the warrants, excluding the expired ones which amount to 560,946 warrants, were sold in these offerings, we may realize aggregate proceeds of approximately $23,938,759. However, the warrant holders have complete discretion as to when or if the warrants are exercised before they expire and we cannot guarantee that the warrant holders will exercise any of the warrants.

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

Results of Operations for the Six Months Ended March 31, 2007

Our Company is an exploration stage company and as such does not have commercial production at any of its properties and, accordingly, it currently does not generate cash from operations. Since the inception of our current business plan, our operations have consisted primarily of various exploration and start-up activities relating to our properties, which included acquiring lease holdings by acquisitions and public offerings, seeking institutional investors, locating joint venture partners, acquiring and analyzing seismic data, engaging various firms to comply with leasehold conditions and environmental regulations as well as project management, and developing our long term business strategies. For the six months ended March 31, 2007, and for the comparable period, we generated no revenues from operations.

	Six Months	Six Months	September 10,
	Ended	Ended	2003 to
	March 31, 2007	March 31, 2006	March 31, 2007

Revenue	$–	$–	$–

Expenses
Administrative	$781,714	$619,645	$3,890,043
Share Based Compensation	161,675	370,944	720,557

Net Loss from Operations	(943,389)	(990,589)	(4,610,600)

Other Income and Expenses
Interest Income	7,024	1,865	22,994
Interest Expense	(41,032)	(14,031)	(175,242)
Settlement of Debt	–	–	24,866

Net Loss and Comprehensive Loss	$(977,397)	$(1,002,755)	$(4,737,982)

Our net loss and comprehensive loss for the six months ended March 31, 2007, was $997,397 compared to a net loss and comprehensive loss of $1,002,755 for the six months ended March 31, 2006. This difference was due primarily to an increase of $162,069 in general and administrative costs and a decrease of $209,269 in stock based compensation expense to the comparable quarter. Part of the reason for the difference in the stock based compensation expense between these two comparable quarters was that some of the first stock options granted under the Plan in the first quarter of 2005 were immediately vested, compensating for the time a director, employee, or consultant had been working for our Company prior to the adoption of the Plan. For further information regarding stock based compensation see Note 10 of the consolidated financial statements disclosed in this report.

For the six months ended March 31, 2007, interest income increased by $5,159, compared to the six months ended March 31, 2006, due primarily to finance charges related to outstanding accounts receivables. For the six months ended March 31, 2007, interest expense increased by $27,001, compared to the six months ended March 31, 2006, due primarily to accrued interest payable to related parties.

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

ITEM 4.                 CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of our fiscal quarter ended March 31, 2007, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as amended, was carried out under the supervision and with the participation of our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that as of the end of that quarter, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended March 31, 2007, there were changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the fiscal quarter ended March 31, 2007 we continued to implement our formalization and centralization of our accounts payable functions and multi-currency accounting software.

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

ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                 OTHER INFORMATION

(a)            Information Required To Be Disclosed In A Report On Form 8-K, But Not Reported

Deep Well reported all information that was required to be disclosed on Form 8-K during the second quarter of the fiscal year covered by this Form 10-Q.

(b)            Item 407(c)(3) of Regulation S-K)

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

ITEM 6.                 EXHIBITS

Exhibit No.	Description
31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEEP WELL OIL & GAS, INC.

By	/s/ Horst A. Schmid
Dr. Horst A. Schmid
Chief Executive Officer and President
(Principal Executive Officer)

Date	August 14, 2009

By	/s/ Curtis James Sparrow
Mr. Curtis James Sparrow
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date	August 14, 2009