Form 10-Q
period 2007-06-30
DEEP WELL OIL & GAS INC
filed 2009-08-25
CIK 869495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

or

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
(Exploration Stage Company)
(Unaudited)
Consolidated Balance Sheets
June 30, 2007 and September 30, 2006

	June 30,	September 30,
	2007	2006
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$6,061,451	$50,324
Accounts receivable	92,370	59,273
Prepaid expenses	132,959	61,376

Total Current Assets	6,286,780	170,973

Oil and gas properties (Note 4)	4,353,826	4,353,826
Equipment net of depreciation (Note 5)	3,321	3,325

TOTAL ASSETS	$10,643,927	$4,528,124

LIABILITIES
Current Liabilities
Accounts payable	$57,043	$207,890
Accounts payable – related parties (Note 7)	620,342	465,737
Note payable (Note 6)	11,250	11,250

Total Current Liabilities	688,635	684,877

Loan payable (Note 8)	303,309	287,406

TOTAL LIABILITIES	991,944	972,283

SHAREHOLDERS’ EQUITY
Common Stock: (Note 9)
Authorized: 300,000,000 shares at $0.001 par value
Issued and outstanding: 83,312,622 shares
(September 2006 – 62,979,289) (Note 9)	83,312	62,979
Additional paid in capital	14,432,309	6,513,620
Capital stock subscriptions received
(September 2006 – 5,400,000 shares)	–	739,827
Deficit (dated September 10, 2003)	(4,863,638)	(3,760,585)

Total Shareholder’s Equity	9,651,983	3,555,841

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,643,927	$4,528,124

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
(Unaudited)
Consolidated Statements of Operations
For the Three and Nine Months Ended June 30, 2007 and 2006 and the Period September 10, 2003
(Inception of Exploration Stage) to June 30, 2007

	Three Months	Three Months	Nine Months	Nine Months	September 10,
	Ended	Ended	Ended	Ended	2003 to June 30,
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006	2007
Revenue	$–	$–	$–	$–	$–

Expenses
Administrative	42,835	326,389	824,549	946,034	3,932,878
Share based compensation	51,970	124,132	213,645	495,076	772,527

Net loss from operations	(94,805)	(450,521)	(1,038,194)	(1,441,110)	(4,705,405)

Other income and expenses
Interest income	118	591	7,142	2,456	23,112
Interest expense	(30,969)	(7,039)	(72,001)	(21,070)	(206,211)
Settlement of debt	–	–	–	–	24,866

Net loss and comprehensive loss	$(125,656)	$(456,969)	$(1,103,053)	$(1,459,724)	$(4,863,638)

Net Loss Per Common Share
Basic and Diluted	$(0.00)	$(0.01)	$(0.02)	$(0.03)

Weighted Average Outstanding
Shares – stated in 1,000’s
Basic and Diluted	72,507	37,714	66,535	57,468

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
(Unaudited)
Consolidated Statements of Shareholders’ Equity
For the Period September 10, 2003 (Inception of Exploration Stage) to June 30, 2007

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

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
(Unaudited)
Consolidated Statements of Shareholders’ Equity (Continued)
For the Period September 10, 2003 (Inception of Exploration Stage) to June 30, 2007

	Common Shares			Capital
			Additional	Stock
			Paid in	Subscriptions	Accumulated
	Shares	Amount	Capital	Received	Deficit	Total

Balance carried forward
September 30, 2005	52,031,289	52,031	3,512,054	2,027,639	(1,838,303)	3,753,421

Issuance of common stock
Private placement October 11, 2005
- Shares	3,150,000	3,150	667,266	(250,000)	–	420,416
- Warrants (3,150,000) (Note 9)	–	–	553,584	–	–	553,584
Private placement January 13, 2006
- Shares	73,000	73	55,345	–	–	55,418
- Warrants (73,000) (Note 9)	–	–	46,402	–	–	46,402
Exercise option agreement
February 23, 2006
- Shares	4,707,750	4,708	640,277	(644,985)	–	–
Exercise option agreement
June 13, 2006
- Shares	2,867,250	2,867	389,960	(392,827)	–	–
Warrants exercised July 28, 2006	100,000	100	59,900	–	–	60,000
Warrants exercised September 11, 2006	50,000	50	29,950	–	–	30,000
Options granted for services	–	–	558,882	–	–	558,882

Net operating loss for the year ended
September 30, 2006	–	–	–	–	(1,922,282)	(1,922,282)

Balance at September 30, 2006	62,979,289	62,979	6,513,620	739,827	(3,760,585)	3,555,841

Settlement Agreement January 22, 2007
- Shares	1,600,000	1,600	433,950	–	–	435,550
Exercise option agreement April 4, 2007
- Shares	5,400,000	5,400	734,427	(739,827)	–	–
Private placement May 25, 2007
- Shares	5,000,000	5,000	1,086,348	–	–	1,091,348
- Warrants (5,000,000) (Note 9)	–	–	758,652	–	–	758,652
Private placement June 22, 2007
- Shares	8,333,333	8,333	2,731,300	–	–	2,739,633
- Warrants (8,333,333) (Note 9)	–	–	1,676,492	–	–	1,676,492
- Special warrants (1,000,000) (Note 9)	–	–	283,875	–	–	283,875
Options granted for services	–	–	213,645	–	–	213,645

Net operating loss for the period ended
June 30, 2007	–	–	–	–	(1,103,053)	(1,103,053)

Balance at June 30, 2007	83,312,622	$83,312	$14,432,309	$–	$(4,863,638)	$9,651,983

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
(Unaudited)
Consolidated Statements of Cash Flows
For the Nine Months Ended June 30, 2007 and 2006 and the Period September 10, 2003 (Inception of
Exploration Stage) to June 30, 2007

	Nine Months	Nine Months	September 10,
	Ended	Ended	2003 to
	June 30,	June 30,	June 30,
	2007	2006	2007

Cash Provided by (Used in):

Operating Activities
Net loss	$(1,103,053)	$(1,459,724)	$(4,863,638)
Items not affecting cash:
Stock based compensation	213,645	495,076	772,527
Bad debts	–	–	170,084
Amortization	808	640	1,722
Settlement of lawsuit	435,550	–	435,550
Commissions withheld from loans proceeds	–	–	121,000
Net changes in non-cash working capital (Note 11)	(100,922)	(41,116)	278,543

	(553,972)	(1,005,124)	(3,084,212)
Investing Activities
Purchase of equipment	(804)	(3,637)	(4,774)
Purchase of oil and gas properties	–	–	(111,392)
Cash from acquisition of subsidiary	–	–	11,141
Return of costs from Farmout Agreement	–	961,426	961,426

	(804)	957,789	856,401
Financing Activities
Loan payable	15,903	1,460	291,755
Loan advance – related parties	–	(64,288)	(811,746)
Note payable repayment	–	(31,910)	(100,056)
Debenture advance (repayment)	–	(1,021,463)	(1,004,890)
Proceeds from issuance from common stock	6,550,000	1,075,820	9,035,199
Proceeds from debenture net of commissions	–	–	879,000

	6,565,903	(40,381)	8,289,262

Increase (decrease) in cash and cash equivalents	6,011,127	(87,716)	6,061,451

Cash and cash equivalents, beginning of period	50,324	135,879	–

Cash and cash equivalents, end of period	$6,061,451	$48,163	$6,061,451

Supplemental Cash Flow Information:
Interest expense	$72,001	$21,070	$206,211

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
(Unaudited)
Notes to the Consolidated Financial Statements
June 30, 2007

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

Basis of Consolidation

These consolidated financial statements include the accounts of: (1) Northern Alberta Oil Ltd. (“Northern”), from the date of acquisition, being June 7, 2005, incorporated under the Business Corporations Act (Alberta), Canada; and (2) Deep Well Oil & Gas (Alberta) Ltd., incorporated under the Business Corporations Act (Alberta), Canada on September 15, 2005. As of June 30, 2007, Deep Well owned 100% (2006 – 100%) of the Northern common shares and owns 100% (2006 – 58%) of the Northern preferred shares. All inter-company balances and transactions have been eliminated. The Company has received “Capital stock subscriptions” of $nil (2006 - $739,827) relating to the Northern preferred shares for which Deep Well has exclusive rights to call in the future. The information furnished includes the financial results of Northern, with effect from June 7, 2005 (see Note 3 – “Business Combination” to the Notes to the Consolidated Financial Statements).

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

Asset Retirement Obligations

The Company accounts for asset retirement obligations by recording the estimated future cost of the Company’s plugging and abandonment obligations when incurred, which is at the time the well is completely drilled. Upon initial recognition of an asset retirement obligation, the Company increases the carrying amount of the long-lived asset by the same amount as the liability. Over time, the liabilities are accreted for the change in their present value through charges to oil and gas production and well operations costs. The initial capitalized costs are depleted over the useful lives of the related assets through charges to depreciation, depletion and amortization. If the fair value of the estimated asset retirement obligation changes, an adjustment is recorded to both the asset retirement obligation and the asset retirement cost. Revisions in estimated liabilities can result from revisions of estimated inflation rates, escalating retirement costs and changes in the estimated timing of settling asset retirement obligations. As at June 30, 2007, no asset retirement obligations exist.

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

In May 2007, the FASB issued FASB Staff Position FIN No. 48-1, Definition of Settlement in FASB Interpretation No. 48 (“FIN No. 48-1”). FIN No. 48-1 amends FIN No. 48 to provide guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The term “effectively settled” replaces the term “ultimately settled” when used to describe recognition, and the terms “settlement” or “settled” replace the terms “ultimate settlement” or “ultimately settled” when used to describe measurement of a tax position under FIN No. 48. FIN No. 48-1 clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. The adoption of FIN No. 48-1, becomes effective October 1, 2007, and is not expected to have an effect on the consolidated financial statements.

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

3.           Business Combination

On June 7, 2005, Deep Well completed its acquisition (as fully described in the Company’s 2005 Annual Report filed on Form 10-KSB) of Northern Alberta Oil Ltd. by way of a share exchange agreement whereby Deep Well would acquire all the outstanding common shares of Northern by giving up newly issued restricted shares of Deep Well common stock. In addition, Deep Well also has exercised options to acquire all of the preferred shares of Northern through a similar share exchange. As consideration, Northern shareholders received three (3) shares of Deep Well common stock for every one (1) share of Northern common stock and each preferred Northern stock holder received thirty (30) shares of Deep Well common stock for every one (1) preferred Northern Share held. The Northern preferred shares were converted into 12,975,000 Deep Well common shares as of April of 2007, resulting in 100% ownership in Northern.

4.           Oil and Gas Properties

The Company has acquired an 80% interest in certain oil and gas properties which, after a Farmout Agreement entered into on February 25, 2005, (“Farmout Agreement”) the Company’s interest was reduced to 40% on 12 sections as described below in the November 26, 2007 settlement. These certain properties are located in North Central Alberta, Canada with a life of 15 years from the start dates which range from April 2003 to August 2004. The terms include certain commitments related to oil sand leases which require the payments of rents as long as the leases are non-producing. As of June 30, 2007, the payments due in Canadian dollars under this commitment are as follows:

2007	$12,455
2008	$49,818
2009	$45,158
2010	$45,158
2011	$45,359
Subsequent	$338,330

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

This consists of comparing the carrying value of the asset with the asset’s expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions. Proven oil and gas properties are reviewed for impairment on a field-by-field basis. In addition, management evaluates the carrying value of non-producing properties and may deem them impaired for lack of drilling activities. No impairment losses were recognized for the period ended June 30, 2007 (2006 - $nil).

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

On November 26, 2007, the Company entered into a settlement with Signet and Andora Energy Corporation and resolved their differences and certain collateral matters. The settlement includes but is not limited to:

a)	The Farmout Agreement dated February 25, 2005, and the Amended Farmout Agreement being effectively terminated concurrently with the execution of the settlement in regards to the Settlement Agreement;

b)	Signet being regarded as having earned a 40% working interest in a total of twelve sections;

c)	Signet will reconvey registered title to 57.5 unearned sections of the Farmout Lands, as defined in the Farmout Agreement, back to the Company.

5.           Equipment

	June 30, 2007
		Accumulated	Net Book
	Cost	Amortization	Value
Equipment	$4,775	$1,454	$3,321
Software	269	269	–
	$5,044	$1,723	$3,321

	September 30, 2006
		Accumulated	Net Book
	Cost	Amortization	Value
Equipment	$3,970	$645	$3,325
Software	269	269	–
	$4,239	$914	$3,325

6.           Note Payable

The Company has loans outstanding of $11,250 (2006 - $11,250) due on demand, is unsecured and bears no interest.

7.           Significant Transactions With Related Parties

Accounts payable – related parties of $620,342 (2006 - $465,737) results from directors fees and other fees payable by the Company. Accounts payable – related parties are unsecured, non-interest bearing and have no fixed terms of repayment.

Officers, directors, their families and their controlled entities have acquired 6.47% of the Company’s outstanding common capital stock.

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

On May 25, 2007, the Company completed a private placement of 5,000,000 units at a price of $0.40 per unit for $2,000,000. Each unit consists of one common share and once common share purchase warrant, with each warrant entitling its holder to acquire one share of the Company’s common stock at a price of $0.60 per share. The exercise price of the warrants will be adjusted from time to time upon the occurrence of certain events, as provided in the warrants. The warrants expire on May 25, 2010. In connection with the private placement a finder’s fee of $150,000 was paid.

On June 22, 2007, the Company completed a private placement of 8,333,333 units at a price of $0.60 per unit for $5,000,000. Each unit consists of one common share and one common share purchase warrant and another twelve one-hundredths common share purchase warrant (“Special Warrant”). Each warrant entitles the holder to purchase one additional common share at a price of $0.90 per common share for a period of three years for the dated of closing. Each Special Warrant entitles the holder to purchase a common share at a price of $1.20 for a period of five years from the date of closing. The exercise price of the warrants and the Special Warrants will be adjusted from time to time upon the occurrence of certain events, as provided in the warrants. The warrants expire on June 22, 2010, and the Special Warrants expire on June 22, 2012. In connection with the private placement a finder’s fee of $300,000 was paid.

The warrants outstanding as of June 30, 2007 were 18,904,779 (2006 - 4,571,446) and are valued at $3,656,220 (2006 - $937,201).

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

On November 28, 2005, the Company granted its directors, Horst A. Schmid and Curtis Sparrow, options to purchase 375,000 shares each of common stock at an exercise price of $0.71, per share 175,000 vesting immediately and the remaining vesting one-half on February 6, 2006 and one-half on February 6, 2007, with a five-year life.

On November 28, 2005, the Company granted a director of a subsidiary of the Company, Moses Ling, options to purchase 187,500 shares of common stock at an exercise price of $0.71 per share, 37,500 vesting immediately and the remaining vesting one-third on June 6, 2006, one-third on June 6, 2007 and one-third on June 6, 2008, with a five-year life.

On November 28, 2005, the Company granted Trebax Projects Ltd., a corporation providing consulting services to the Company or its subsidiary and wholly owned by a director, options to purchase 390,000 shares of common stock at an exercise price of $0.71, per share vesting one-third on September 1, 2006, one-third on September 1, 2007 and one-third on September 1, 2008, with a five-year life.

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

For the period ended June 30, 2007, the Company recorded $213,645 (2006 - $495,076) of compensation expense based on its use of the Black-Scholes model to estimate the grant-date fair value of these unit option awards. No options were exercised during the period ended June 30, 2007; therefore, the intrinsic value of the options exercised during 2007 is nil. As of June 30, 2007, there was a total of $87,675 of unrecognized compensation cost related to the non-vested portion of these unit option awards. At June 30, 2007, this cost was expected to be recognized over a weighted-average period of 3.52 years. Compensation expense is based upon straight-line amortization of the grant-date fair value over the vesting period of the underlying unit option. Since the Company is a relatively new public company and has minimal trading history, it has used an estimated volatility of approximately 160% for the period based on the trading history available.

	Shares Underlying Options Outstanding			Shares Underlying Options Exercisable
Range of Exercise Prices	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price

$0.71 at June 30, 2007	3,102,500	3.52	$0.71	1,952,500	$0.71

The aggregate intrinsic value of exercisable options as of June 30, 2007, was $143,550 (2006 - $nil).

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

June 30, 2007

Average risk-free interest rates	4.28%
Average expected life (in years)	5
Volatility	160%

The following is a summary of stock option activity for the period ended June 30, 2007:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Market Value

Balance, September 30, 2005	–	$–	$–
Options granted November 28, 2005	2,857,500	0.71	0.27

Balance, September 30, 2006	2,857,500	0.71	0.27
Options granted October 25, 2006	375,000	0.71	0.38

Balance, June 30, 2007	3,232,500	$0.71	$0.28

Exercisable, June 30, 2007	2,002,500	$0.71	$0.28

The following table summarizes the status of the Company’s non-vested stock options since October 1, 2005:

	Non-Vested Options
	Number of Shares	Weighted Average Exercise Price
Non-vested at October 1, 2005	–	$–
Granted	2,857,500	0.71
Vested	(1,377,500)	0.71

Non-vested at September 30, 2006	1,480,000	0.71
Granted	375,000	0.71
Vested	(625,000)	0.71

Non-vested at June 30, 2007	1,230,000	$0.71

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

11.         Changes in Non-Cash Working Capital

	Nine Months	Nine Months
	Ended June 30, 2007	Ended June 30, 2006

Accounts receivable	$(33,097)	$(266)
Prepaid expenses	(71,583)	(40,057)
Accounts payable	3,758	(793)

	$(100,922)	$(41,116)

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

On March 18, 2008, the 6.5 section oil sands permit which was originally scheduled to expire on April 9, 2008, was extended for one year pursuant to an application made by Northern.

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

Liquidity and Capital Resources

As of June 30, 2007, our Company’s total assets were $10,643,927, compared to $4,598,431 as of June 30, 2006, and our total liabilities as of June 30, 2007, were $991,944 compared with $733,838 as of June 30, 2006. The increase in our total assets was due primarily to our Company successfully raising funds through private offerings of our common stock. The increase in our total liabilities was due primarily to accounts payable.

Our working capital (current liabilities subtracted from current assets) is as follows.

	As of	As of	Year Ending
	June 30, 2007	June 30, 2006	September 30, 2006

Current Assets	$6,286,780	$165,114	$170,973
Current Liabilities	688,635	446,420	684,877
Working Capital	$5,598,145	$(281,306)	$(513,904)

As of June 30, 2007, our Company had a working capital of $5,598,145 compared to our working capital deficit of $281,306 as of June 30, 2006. Our working capital increase was due primarily to the increase in cash associated with our Company successfully raising funds through two separate private offerings of our common stock. Currently we have no long-term debt and our estimated working capital surplus, as of June 30, 2009, is estimated to be $1.62 million.

Our cash and cash equivalents for the nine months ending June 30, 2007, was 6,061,451, compared to $48,163 for the comparable six months ending June 30, 2006. Our Company successfully raised sufficient funds to conduct our near-term operations during the fiscal years 2005, 2006, 2007, and 2008. During the fiscal years 2005, 2006, 2007, and 2008, we financed our business operations through a loan, fees derived from the farmout of some of our lands, private offerings of our common stock, and the exercise of certain warrants, realizing gross proceeds of $14,570,799. In these offerings, we sold units comprised of common stock and warrants to purchase additional common stock, and as a result of these offerings, we had an aggregate of 31,541,138 outstanding warrants with exercise prices ranging from $0.40 to $2.25, as at September 30, 2008. If all of the warrants, excluding the expired ones which amount to 560,946 warrants, were sold in these offerings, we may realize aggregate proceeds of approximately $23.9 million. However, the warrant holders have complete discretion as to when or if the warrants are exercised before they expire and we cannot guarantee that the warrant holders will exercise any of the warrants.

On October 31, 2008, our Company successfully raised another $5,000,000 from one investor through a private placement offering as Filed on Form 8-K dated November 7, 2008. With this private placement, we have the funds anticipated to complete our near term business plan.

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

Results of Operations for the Nine Months Ended June 30, 2007

Our Company is an exploration stage company and as such does not have commercial production at any of its properties and, accordingly, it currently does not generate cash from operations. Since the inception of our current business plan, our operations have consisted primarily of various exploration and start-up activities relating to our properties, which included acquiring lease holdings by acquisitions and public offerings, seeking institutional investors, locating joint venture partners, acquiring and analyzing seismic data, engaging various firms to comply with leasehold conditions and environmental regulations as well as project management, and developing our long term business strategies. For the nine months ended June 30, 2007, and for the comparable period, we generated no revenues from operations.

	Nine Months	Nine Months	September 10,
	Ended	Ended	2003 to
	June 30, 2007	June 30, 2006	June 30, 2007

Revenue	$–	$–	$–

Expenses
Administrative	$824,549	$946,034	$3,932,878
Share Based Compensation	213,645	495,076	772,527

Net Loss from Operations	(1,038,194)	(1,441,110)	(4,705,405)

Other Income and Expenses
Interest Income	7,142	2,456	23,112
Interest Expense	(72,001)	(21,070)	(206,211)
Settlement of Debt	–	–	24,866

Net Loss and Comprehensive Loss	$(1,103,053)	$(1,459,724)	$(4,863,638)

Our net loss and comprehensive loss for the nine months ended June 30, 2007, was $1,103,053 compared to a net loss and comprehensive loss of $1,459,724 for the nine months ended June 30, 2006. This difference was due primarily to a decrease of $121,485 in general and administrative costs and a decrease of $281,431 in stock based compensation expense to the comparable quarter. Part of the reason for the difference in the stock based compensation expense between these two comparable quarters was that some of the first stock options granted under the Plan in the first quarter of 2005 were immediately vested, compensating for the time a director, employee, or consultant had been working for our Company prior to the adoption of the Plan. For further information regarding stock based compensation see Note 10 of the consolidated financial statements disclosed in this report.

For the nine months ended June 30, 2007, interest income increased by $4,686, compared to the nine months ended June 30, 2006, due primarily to finance charges related to outstanding accounts receivables. For the nine months ended June 30, 2007, interest expense increased by $50,931, compared to the nine months ended June 30, 2006, due primarily to accrued interest payable.

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

ITEM 3.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 under the Exchange Act and is therefore not required to provide the information required under this item.

ITEM 4.              CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of our fiscal quarter ended June 30, 2007, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as amended, was carried out under the supervision and with the participation of our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that as of the end of that quarter, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended June 30, 2007, there were changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the fiscal quarter ended June 30, 2007 we continued to implement our formalization and centralization of our accounts payable functions and multi-currency accounting software.

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

In September 2007, our Company issued an adjustment to three existing warrant holders. The original warrants, dated March 10, 2005, contained a price adjustment in the event that our Company sold, issued or granted additional shares of its common stock at a price per share less than the exercise price of the warrants. In the event of a price adjustment, the number of shares exercisable under the warrant would also increase. Therefore, the exercise price of the original warrant has been adjusted from $0.50 to $0.40 per common share. Our Company has granted the warrant holders new warrants to purchase an additional 196,875 common shares for a total of 984,375 shares of our Company's common stock at an adjusted exercise price of $0.40 per share under the same terms as the original warrant. The warrants were issued pursuant to Section 4(2) of the 1933 Act.

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

On October 31, 2008, we completed the second tranche of the private placement initially completed on august 14, 2008. In connection with the second tranche, we sold to one subscriber 12,500,000 units at a price of $0.40 per unit, for total gross proceeds of $5,000,000. Each unit is comprised of one (1) common share, one (1) common share purchase warrant and 0.16 of one common share purchase warrant (“Additional Fractional Warrant”). Each whole warrant entitles the holder to purchase one (1) common share at a price of $0.60 per common share for a period of three years from the date of closing. Each Additional Fractional Warrant entitles the holder to purchase 0.16 of one common share at a price of $0.80 for a period of three years from the date of closing. The warrants and the Additional Fractional Warrants expire on October 31, 2011. The units were issued pursuant to Regulation S under the 1933 Act.

ITEM 3.              DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.              OTHER INFORMATION

(a)            Information Required To Be Disclosed In A Report On Form 8-K, But Not Reported

Deep Well reported all information that was required to be disclosed during the period covered by this Form 10-Q in a subsequent report on Form 10-KSB and/or Form 10-QSB. Subsequent events not reported on Form 8-K during the period covered by this Form 10-Q but reported in a subsequent report on Form 10-KSB are as follows:

Subsequent Events Not Reported on Form 8-K during this quarter covered by this report

On April 4, 2007, pursuant to an exercise option agreement the Company entered into on June 7, 2005, the Company issued 5,400,000 common shares in exchange for 180,000 of the outstanding preferred shares of Northern. As of April 4, 2007, all Northern preferred shares have been converted into Deep Well common shares resulting in Deep Well owning 100% of Northern preferred shares. For further information see Note 3 of this report.

On June 22, 2007, the Company completed a private placement of 8,333,333 units at a price of $0.60 per unit for $5,000,000. Each unit consists of one common share and one common share purchase warrant and another twelve one-hundredths common share purchase warrant (“Special Warrant”). Each warrant entitles the holder to purchase one additional common share at a price of $0.90 per common share for a period of three years from the date of closing. Each Special Warrant entitles the holder to purchase a common share at a price of $1.20 for a period of five years from the date of closing. The exercise price of the warrants and the Special Warrants will be adjusted from time to time upon the occurrence of certain events, as provided in the warrants. The warrants expire on June 22, 2010, and the Special Warrants expire on June 22, 2012. In connection with the private placement a finder’s fee of $300,000 was paid. Filed with Form 8-K on July 5, 2007.

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

10.1	Form of Subscription Agreement dated June 22, 2007 by and among our Company with one investor, filed with Form 8-K on July 5, 2007, and incorporated herein by reference.
31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEEP WELL OIL & GAS, INC.

By	/s/ Horst A. Schmid
Dr. Horst A. Schmid
Chief Executive Officer and President
(Principal Executive Officer)

Date	August 24, 2009

By	/s/ Curtis James Sparrow
Mr. Curtis James Sparrow
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date	August 24, 2009