Form 10-K
period 2007-09-30
DEEP WELL OIL & GAS INC
filed 2009-09-22
CIK 869495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

Commission File Number 0-24012

DEEP WELL OIL & GAS, INC.
(Exact name of registrant as specified in its charter)

Nevada	13-3087510
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 700, 10150 – 100 Street, Edmonton, Alberta, Canada	T5J 0P6
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (780) 409-8144

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Act:

Common Stock, $0.001 par value per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐    No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐    No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐    No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                                                                                                       Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).           Yes ☐ No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common equity was sold on March 29, 2007 was approximately $24,689,761.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes ☐    No ☑

As of August 31, 2009, the Issuer had approximately 106,774,258 shares of common stock, $0.001 par value per share outstanding.

TABLE OF CONTENTS

GLOSSARY AND ABBREVIATIONS

The following are defined terms and abbreviations used herein:

API – a scale developed by the American Petroleum Institute for measuring the density or gravity (heaviness) of oil; the higher the number, the lighter the oil.

Barrel – the common unit for measuring petroleum, including heavy oil. One barrel contains approximately 159 L.

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

Cyclic Steam Stimulation (“CSS”) – is a thermal in situ recovery method, which consists of a three-stage process involving high-pressure steam injected into the formation for several weeks. The heat softens the oil while the water vapor helps to dilute and separate the oil from the sand grains. The pressure also creates channels and cracks through which the oil can flow more easily to the well. When a portion of the reservoir is thoroughly saturated, the steam is turned off and the reservoir “soaks” for several weeks. This is followed by the production phase, when the oil flows, or is pumped, up the same wells to the surface. When production rates decline, another cycle of steam injection begins. This process is sometimes called “huff-and-puff” recovery.

Darcy (Darcies) – a measure of rock permeability (the degree to which natural gas and crude oil can move through the rocks).

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

Drill Stem Test (“DST”) – a method of formation testing. The basic drill stem test tool consists of a packer or packers, valves or ports that may be opened and closed from the surface, and two or more pressure-recording devices. The tool is lowered on the drill string to the zone to be tested. The packer or packers are set to isolate the zone from the drilling fluid column.

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

In situ – In the oil sands context, In situ methods, In situ means “in place” in Latin, such as SAGD or CSS through horizontal or vertical wells are required, if the oil sands deposits are too deep to mine from the surface.

Lease – a legal document giving an operator the right to drill for or produce oil or gas; also, the land on which a lease has been obtained.

License of Occupation (“LOC”) – is a surface crown agreement issued by the Alberta Department of Sustainable Resources Development granting the mineral producer the right to occupy public lands for an approved purpose, they are usually issued primarily for access roads or to construct access roads, but may also be issued for other purposes.

Light Crude Oil – liquid petroleum which has a low density and flows freely at room temperature. Also called conventional oil, has an API gravity of at least 22 degrees and a viscosity less than 100 centipoise (cP).

Mineral Surface Lease (MSL) – is a surface crown agreement issued by the Alberta Department of Sustainable Resources Development granting the mineral producer the right to construct a well site on publicly owned land.

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

Steam-Assisted Gravity Drainage (“SAGD”) – pairs of horizontal wells (an upper well and a lower well) are drilled into an oil sands formation and steam is injected continuously into the upper well. As the steam heats the oil sands formation, the bitumen softens and drains into the lower well, from which it is produced to the surface.

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

CURRENCY EXCHANGE RATES

Our functional currency is the US dollar, therefore our accounts are reported in United States dollars; however, our Canadian subsidiaries maintain their accounts and records in Canadian currency (“Cdn”). Therefore, all dollar amounts herein are stated in United States dollars except where otherwise indicated.

The following table sets forth the rates of exchange for Canadian dollars per US$1.00 in effect at the end of the following periods and the average rates of exchange during such periods, based on the Bank of Canada average noon spot rate of exchange.

Year ending September 30,	2008	2007	2006	2005

Rate at end of year	$1.0599	$0.9963	$1.1153	$1.1611
Average rate for the year	$1.0107	$1.1132	$1.1425	$1.2231

Unless the context indicates another meaning, the terms the “Company”, “we”, “us” and “our” refer to Deep Well Oil & Gas, Inc. and its subsidiaries. For definitions of some terms used throughout this report, see “Glossary and Abbreviations”.

PART I

ITEM 1.                BUSINESS

We are an emerging independent junior oil and gas exploration and development company headquartered in Edmonton, Alberta, Canada. Our immediate corporate focus is to develop the existing oil sands land base that we presently own in the Peace River oil sands area in North Central Alberta. Our principal office is located at Suite 700, 10150 – 100 Street, Edmonton, Alberta T5J 0P6, our telephone number is (780) 409-8144 and our fax number is (780) 409-8146. Deep Well Oil & Gas, Inc. is a Nevada corporation and trades on the pink sheets under the symbol DWOG. We maintain a web site at www.deepwelloil.com.

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

On February 19, 2003, Allied Devices Corporation, filed a Petition for Relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court in and for the Eastern District of New York titled In re: Allied Devices Corporation, et al., Chapter 11, Case No. 03-80962-511 (hereinafter referred to as the “Bankruptcy Action”).

On September 10, 2003, after notice to all creditors and a formal hearing, U.S. Bankruptcy Judge Melanie L. Cyganowski issued an “Order Confirming Liquidating Plan of Reorganization” in the Bankruptcy Action (hereinafter referred to as “Bankruptcy Order”). In conjunction with that Bankruptcy Order, Allied Devices Corporation’s (hereinafter referred to as the “Predecessor Company”) liabilities, among other things, were paid off and extinguished. The Bankruptcy Order, among other things, implemented a change of control and a group of new investors took control of the Predecessor Company and changed its name to Deep Well Oil and Gas, Inc.

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

On April 26, 2004, Northern Alberta Oil Ltd. (formerly known as Mikwec Energy Canada, Ltd., hereinafter referred to as “Northern” and later acquired by Deep Well) signed a Joint Operating Agreement with Pan Orient Energy Corp. (formerly known as Maxen Petroleum Inc. hereinafter referred to as “Pan Orient”) to provide for the manner of conducting operations on 3 Peace River oil sands development leases for a total of 32 sections covering 20,243 gross acres (8,192 gross hectares). The 32 sections were acquired jointly on April 23, 2004, with Northern having an 80% working interest and Pan Orient having a 20% working interest in the joint lands.

On August 18, 2004, Deep Well and Pan Orient jointly participated in a public offering of Crown Oil Sands Rights held by the Alberta Department of Energy, in which the joint parties successfully bid on 3 Peace River oil sands development leases for a total of 31 sections covering 19,610 gross acres (7,936 gross hectares). Deep Well acquired an undivided 80% working interest and Pan Orient acquired an undivided 20% working interest in the joint property.

On December 9, 2004, Deep Well signed a Joint Operating Agreement with 1132559 Alberta Ltd. (hereinafter referred to as “1132559”) under which 1132559 acknowledged the terms under which their 10% working interest acquired from Pan Orient, in the joint lands covering 3 Peace River oil sands development leases for a total of 31 sections, which Pan Orient acquired on April 23, 2004, would be governed.

On February 25, 2005, Deep Well and Northern signed a farmout agreement (hereinafter referred to as the “Farmout Agreement”) with Surge Global Energy, Inc. (hereinafter referred to as “Surge US”) and Signet Energy Inc. (formerly known as Surge Global Energy Canada Ltd., and hereinafter referred to as “Signet”) (collectively, “Surge”). Signet subsequently merged with 1350826 Alberta Ltd. a wholly owned subsidiary of Andora Energy Corporation (hereinafter referred to as “Andora”, a company approximately 53% owned by Pan Orient). This agreement allowed Surge to earn up to a 40% working interest in the farmout lands (50% of our share). Among other things the agreement called for Surge to drill 10 wells, pay $2,000,000 (less expenses related to a financing) as a prospect fee, payable as ninety percent (90%) to Northern and ten percent (10%) to Deep Well, and grant us, in the same proportions, 33.33% of the shares of Surge US outstanding on the day the agreement was signed.

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

On June 7, 2005, Deep Well acquired 100% of the common shares of Northern in exchange for 18,208,875 shares of Deep Well’s common stock. Under the terms of the agreement, Deep Well acquired one hundred percent (100%) of Northern’s issued and outstanding common stock and obtained exclusive options to acquire one hundred percent (100%) of Northern’s preferred stock. The agreement provided that one hundred percent (100%) of Northern’s common and preferred shareholders would exchange their Northern shares for newly issued shares of Deep Well’s restricted common stock. Deep Well, through its acquisition of Northern, acquired a net 80% working interest in 3 Peace River oil sands development leases, 1 oil sands permit and 1 petroleum and natural gas license for a total of 38.5 sections covering 24,355 gross acres (9,856 gross hectares). Through this acquisition we have more than doubled our acreage position in the Peace River oil sands to 43,965 gross acres (17,792 gross hectares). Of the total acreage, 6.5 sections are classified as the oil sands permit and petroleum and natural gas license and were encumbered by an injunction related to a court proceeding involving Classic Energy Inc., (hereinafter referred to as “Classic”) the company Northern acquired this acreage from. This permit and license have now been released and as of November 15, 2005, were transferred to Northern.

On July 14, 2005, our Company and Surge mutually agreed to amend the Farmout Agreement dated February 25, 2005 in order to extend the date to spud the first well until September 25, 2005.

On September 15, 2005, Deep Well Oil & Gas (Alberta) Ltd. (hereinafter referred to as “Deep Well Alberta”), a 100% wholly owned subsidiary company of Deep Well, was incorporated in the province of Alberta, Canada. Deep Well Alberta was incorporated in order to hold Deep Well’s Canadian oil sands leases it acquired on August 18, 2004, other than the oil sands leases already held by Northern. At the time Deep Well owned 100% of the common shares of Northern but not the preferred shares of Northern.

On September 21, 2005, Signet was granted a permit by the Energy Resources Conservation Board (hereinafter referred to as the “ERCB”) for a test well, and on September 28, 2005, Signet began drilling our first well 1-36-091-13W5 (hereinafter referred to as “1-36”) at Sawn Lake, Alberta Canada. Signet did not spud the first well by the 25th of September 2005 and we noted them in default of the Farmout Agreement.

In October 2005, the ERCB granted our farmout partner and operator, Signet, an amendment to the original test well permit at Sawn Lake, Alberta Canada, to proceed with the drilling of our first well of our Sawn Lake Project.

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

On July 17, 2006, Signet had received the required licenses by the Government of Alberta to drill the next 3 horizontal wells in the Bluesky Formation of the Sawn Lake Heavy oil sands project. The next 3 wells drilled were within less than one mile (1.6 km) of the first test well that was already drilled. These surface locations were 4-32-091-12W5 (hereinafter referred to as “4-32”), 7-30-091-12W5 (hereinafter referred to as “7-30”) and 13-29-091-12W5 (hereinafter referred to as “13-29”). Seismic and reservoir mapping were undertaken to be used to support and progress work on near and long-term plans of development for the Sawn Lake heavy oil project. For further information on drilling and results see “Present Activities” under Item 2 “Oil and Gas Properties” herein described in this report.

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

On September 11, 2007, we exercised our dissenting rights at Signet’s special meeting of shareholder's held in Calgary, Alberta with respect to the amalgamation between Signet and Andora. Our Company reserves its right to file a Notice of Motion with the Court of Queen’s Bench of Alberta, Canada as a step towards enforcing our rights to dissent. On November 19, 2008, we entered into an arrangement whereby Deep Well’s subsidiaries, Deep Well Alberta and Northern, exchanged their 755,000 and 6,795,000 common shares of Signet respectively into 224,156 and 2,017,402 common shares of Andora respectively.

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

On March 18, 2008, the 6.5 section oil sands permit, which was originally scheduled to expire on April 9, 2008, was extended for one year pursuant to an application submitted to the Alberta Department of Energy by Northern.

On April 2, 2008, our Company participated in a public offering of Crown Petroleum and Natural Gas Rights held by the Alberta Department of Energy, in which the Company successfully bid on 1 petroleum and natural gas license covering 3,796 gross acres (1,536 gross hectares) for a total of 6 sections in the Ochre area. Our Company acquired an undivided 100% working interest in these 6 sections located in the Peace River oil sands area approximately 14 miles west of our Sawn Lake properties.

On September 10, 2008, the ERCB granted us well licenses to drill 6 wells on our Sawn Lake oil sands properties.

On December 1, 2008, Deep Well Alberta acquired 6 petroleum and natural gas rights parcels, of which 2 were expected to immediately expire, covering 11,387 gross acres (4,608 gross hectares) from Paramount Resources Ltd. (“Paramount”). Included in this land acquisition, Paramount transferred 7 mineral surface leases (proposed well sites or “MSLs”) and 4 licenses of occupation, totalling 12 km of access roads on our Sawn Lake oil sands properties (“LOCs”). Along with this acquisition we acquired 2 wells. Of the 2 wells, one was drilled to a vertical depth of 737 meters on our existing oil sands lease and subsequent to the drilling and logging operations; this well was cased for bluesky heavy oil production.

On December 4, 2008, we successfully spudded the first well of six wells to be drilled in our 2008/2009 Sawn Lake winter drilling program in the Peace River oil sands area of Alberta. By early February of 2009, we successfully drilled all planned 6 wells of our Sawn Lake oil sands project

On February 1, 2009, Northern acquired another existing access road on our Sawn Lake properties from Penn West Petroleum Ltd. adding 8.7 km of roads to its Sawn Lake infrastructure.

On May 5, 2009, we were informed by the Alberta Department of Energy that they had approved our application to convert 5 sections of our 5-year oil sands permit to a 15-year primary lease.

Currently, Deep Well and its subsidiaries Northern and Deep Well Alberta have a 100% working interest in 15 sections of petroleum and natural gas licenses (hereinafter referred to as “P&NG”) in the Peace River area of Alberta, Canada, an 80% working interest in 56 contiguous sections of oil sands development leases, and a 40% working interest in an additional 12 contiguous sections of oil sands development leases in the Peace River oil sands area of Alberta, Canada. Our P&NG licenses and oil sands development leases cover 52,505 gross acres (21,248 gross hectares). After successfully completing our winter drilling program and meeting our objectives by drilling 6 wells we are now evaluating the many options for production now available to us to decide the best course of action. Drilling on these 80% owned lands has opened new avenues for testing and further development of the Sawn Lake project. On the 12 sections of the jointly held lands, in which we have a 40% working interest, our Company is exploring different plans of action with Andora Energy Corporation, the operator of these 12 sections. The focus of our Company’s drilling program is to define the heavy oil reservoir to establish reserves and to determine the best technology under which oil can be produced from the Sawn Lake project in order to initiate production and generate a cash flow.

Principal Product

At this time, our primary interest is the exploration for and production of oil in the Peace River oil sands area located in North Central Alberta, Canada. We are engaged in the identification, acquisition, exploration and development of oil & gas prospects. Our immediate focus is the oil sands leases we hold in the Peace River oil sands area. Our main objective is to develop our existing oil sands land holdings as well as identify and develop other commercially viable oil & gas properties. Exploration and development for commercially viable production of any oil and gas company includes a high degree of risk which careful evaluation, experience and factual knowledge may not eliminate. Currently we have no production from our properties.

Market and Distribution of Product

We anticipate our principal target market to be refiners, remarketers and other companies, some of which have pipeline facilities near our properties. In the event pipeline facilities are not conveniently available, we intend to truck our oil to alternative storage, refining or pipeline facilities. In such a case, if our production was enough to justify our own pipeline facilities we would consider building them.

We intend to sell our oil and gas production under both short-term (less than one year) and long-term (one year or more) agreements at prices negotiated with third parties. Under both short-term and long-term contracts, typically either the entire contract (in the case of short-term contracts) or the price provisions of the contract (in the case of long-term contracts) are renegotiated from intervals ranging in frequency from daily to annual. At this time we have no production and therefore no short-term or long-term contracts. We will adopt specific sales and marketing plans once production is achieved.

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

The price of oil and, natural gas sold is determined by negotiation between buyers and sellers. An order from the National Energy Board (hereinafter referred to as “NEB”) is required for oil exports from Canada. Any oil export to be made pursuant to an export contract of longer than one year, in the case of light crude, and two years, in the case of heavy crude, requires an exporter to obtain an export license from the NEB. The issue of such a license requires the approval of the Government of Canada. Natural gas exported from Canada is also subject to similar regulation by the NEB. Natural gas exports for a term of less than two years, or for a term of two to twenty years in quantities of not more than 20,000 mcf per day, must be made pursuant to an NEB order. Any natural gas exports to be made pursuant to a contract of larger duration (to a maximum of 25 years) or in larger quantities require an exporter to obtain a license from the NEB, which requires the approval of the Government of Canada. Exporters are free to negotiate prices and other terms with purchasers provided that the export contracts meet certain criteria prescribed by the NEB. The government of Alberta also regulates the volume of natural gas, which may be removed from the province for consumption elsewhere based on such factors as reserve availability, transportation arrangements and market considerations.

Competitive Business Conditions

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

Customers

As we remain in the exploration stage, we have not yet generated any revenues from production, nor do we have any customers at this time. We anticipate our principal target customers to be refiners, remarketers and other companies.

Royalty Agreements

Through the acquisition of Northern, our Company became a party to the following royalty agreement:

On December 12, 2003, Nearshore Petroleum Corporation (hereinafter referred to as “Nearshore”) entered into a Royalty Agreement with Northern that potentially encumbers 3 oil sands development leases and 1 oil sands permit located within our Sawn Lake properties. Nearshore claims a 6.5% gross overriding royalty from Northern on the leased substances on the land interests in which Northern holds in the above 3 leases and permit. Nearshore is a private corporation incorporated in Alberta, Canada, and is owned and controlled by Mr. Steven P. Gawne and his wife, Mrs. Rebekah J. Gawne, who each own 50% of Nearshore. Mr. Steven P. Gawne was formerly the President, Chief Executive Officer and Director of Deep Well from February 6, 2004 to June 29, 2005.

On February 28, 2005, Deep Well, Northern and Surge agreed that Deep Well would be responsible for the portion of the claimed 6.5% royalty payable by Surge, if any, on lands earned under the February 25, 2005 Farmout Agreement. This liability could arise by virtue of a royalty agreement between Northern and Nearshore dated December 12, 2003. And on February 28, 2005, Nearshore, Deep Well, Northern and Surge, mutually agreed that an area of exclusion between Nearshore and Northern was terminated effective February 17, 2005 since the area of exclusion could interfere with the area of mutual interest provisions in the Farmout Agreement with Surge. This obligation of our Company was further modified on November 26, 2007 where we would not be liable or obligated to pay any of this claimed portion of the royalty due, if any, on the portion of the royalty acquired by Andora.

Government Approval and Crown Royalties

Exploration and Production. Our operations are subject to Canadian federal and provincial governmental regulations. Such regulations include requiring licenses for the drilling of wells, regulating the location of wells and the method and ability to produce wells, surface usage and the restoration of land upon which wells have been drilled, the plugging and abandoning of wells and the transportation of production from wells. Our operations are also subject to various conservation regulations, including the regulation of the size of spacing units, the number of wells which may be drilled in a unit, the unitization or pooling of oil and gas properties, the rate of production allowable from oil and gas wells, and the ability to produce oil and gas.

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

Investment Canada Act. The Investment Canada Act requires notification and/or review by the Government of Canada in certain cases, including but not limited to, the acquisition of control of a Canadian Business by a non-Canadian. In certain circumstances, the acquisition of a working interest in a property, which contains recoverable reserves will be treated as the acquisition of an interest in a “business” and may be subject to either notification or review, depending on the size of the interest being acquired and the asset size of the business.

Crown Royalties and Incentives. Each province and the federal government of Canada have legislation and regulations governing land tenure, royalties, production rates and taxes, environmental protection and other matters under their respective jurisdictions. The royalty regime is a significant factor in the profitability of oil and natural gas production. Royalties payable on production from lands other than Crown lands are determined by negotiations between the parties. Crown royalties are determined by government regulation and are generally calculated as a percentage of the value of the gross production with the royalty rate dependent in part upon prescribed reference prices, well productivity, geographical location, field discovery date and the type and quality of the petroleum product produced. From time to time, the governments of Canada and Alberta have established incentive programs such as royalty rate reductions, royalty holidays, tax credits, and more recently drilling royalty credits and a new well incentive program, which provides a maximum five percent royalty rate for all new wells that begin producing conventional oil and natural gas between April 1, 2009 and March 31, 2011. These incentives are for the purpose of encouraging oil and natural gas exploration or enhanced recovery projects. These incentives generally increase cash flow.

Effective January 1, 2009 oil sands royalties in Alberta are calculated using a sliding scale for royalty rates ranging from 1% to 9% pre-payout and 25% to 40% post-payout depending on the world oil price. Project “payout” refers to the point in which we earn sufficient revenues to recover all of the allowed costs for the project plus a return allowance. The base royalty starts at 1% and increases for every dollar the world oil price, as reflected by the West Texas Intermediate (hereinafter referred to as “WTI”), is priced above $55 per barrel, to a maximum of 9% when oil is priced at $120 per barrel or greater. The net royalty starts at 25% and increases for every dollar oil is priced above $55 per barrel to 40% when oil is priced at $120 or higher.

Research and Development

We had no material research and development costs for the fiscal years ended September 30, 2008, 2007 and 2006

Environmental Laws and Regulations

The oil and natural gas industry is subject to environmental laws and regulations pursuant to Canadian local, provincial and federal legislation. Environmental legislation provides for restrictions and prohibitions on releases or emissions of various substances produced or utilized in association with certain oil and gas industry operations. In addition, legislation requires that well and facility sites be monitored, abandoned and reclaimed to the satisfaction of provincial authorities. A breach of such legislation may result in the imposition of fines and penalties. Under these laws and regulations, we could be liable for personal injury, clean-up costs and other environmental and property damages as well as administrative, civil and criminal penalties. Accordingly, we could be liable, or could be required to cease production on properties if environmental damage occurs. Although we maintain insurance coverage, the costs of complying with environmental laws and regulations in the future may harm our business. Furthermore, future changes in environmental laws and regulations could occur that result in stricter standards and enforcement, larger fines and liability, and increased capital expenditures and operating costs, any of which could have a material adverse effect on our financial condition or results of operations. We maintain limited commercial property and general liability insurance coverage on the properties we operate. We also maintain limited operators extra expense insurance which provides limited coverage for well control incidents specifically relating to regaining control of a well, seepage, pollution, clean-up and containment. No coverage is maintained with respect to any fine or penalty required to be paid due to a violation of the regulations set out by the federal and provincial regulatory authorities. We are committed to meeting our responsibilities to protect the environment and anticipate making increased expenditures of both a capital and expense nature as a result of the increasingly stringent laws relating to the protection of the environment.

Alberta’s new climate change regulation, effective July 1, 2007, requires Alberta facilities that emit more than 100,000 tonnes of greenhouse gases a year to reduce emissions intensity by 12 per cent. Companies have four choices to meet their reductions: 1.) they can make operating improvements to their operations that will result in greenhouse gas emission reductions; 2.) purchase Alberta based offset credits; 3.) contribute to the Climate Change and Emissions Management Fund; and 4.) purchase or use emission performance credits, also called EPCs, these credits are generated by facilities that have gone beyond the 12% mandatory intensity reduction. EPCs can be banked for future use or sold to other facilities that need to meet the reduction target.

On June 18, 2009 the Canadian government passed the new Environmental Enforcement Act (“EEA”). The EEA was created to strengthen and amend nine existing Statutes that relate to the environment and to enact provisions respecting the enforcement of certain Statutes that relate to the environment. The EEA amends various enforcement, offence, penalty and sentencing provisions to deter offenders from committing offences under the EEA by setting minimum and maximum fines for serious offences. The EEA also gives enforcement officers new powers to investigate cases and grants courts new sentencing authorities that ensure penalties reflect the seriousness of the pollution and wildlife offences. The EEA also expands the authority to deal with environmental offenders by: 1.) specifying aggravating factors such as causing damage to wildlife or wildlife habitat, or causing damage that is extensive, persistent or irreparable; 2.) providing fine ranges higher for corporate offenders than for individuals; 3.) doubling fine ranges for repeat offenders; 4.) authorizing the suspension and cancellation of licenses, permits or other authorizations upon conviction; 5.) requiring corporate offenders to report convictions to shareholders; and 6.) mandating the reporting of corporate offences on a public registry.

Employees

Our Company currently has four prime subcontractors and three full-time employees. This is an increase of one full-time employee since our last filed Form 10-KSB. For further information on our subcontractors see “Compensation Arrangements for Executive Officers” under Item 11 “Executive Compensation”. We expect to hire from time to time more employees, independent consultants, and contractors during the stages of implementing our plans.

ITEM 1A.             RISK FACTORS

An investment in our common stock is speculative and involves a high degree of risk and uncertainty. You should carefully consider the risks described below, together with the other information contained in our reports filed with the SEC, including the consolidated financial statements and notes thereto of our Company before deciding to invest in our common stock. The risks described below are not the only ones facing our Company. Additional risks not presently known to us, or that we presently consider immaterial may also adversely affect our Company. If any of the following risks occur, our business, financial condition and results of operations and the value of our common stock could be materially and adversely affected.

Any Development of Our Resources Will Be Subject To Crown Royalties. The royalty regime of Alberta is a significant factor in the profitability of oil and natural gas production in Alberta, Canada. Crown royalties are determined by government regulation and are generally calculated as a percentage of the value of the gross production with the royalty rate dependent in part upon prescribed reference prices, well productivity, geographical location, field discovery date and the type and quality of the petroleum product produced. From time to time, the governments of Canada and Alberta have established incentive programs such as royalty rate reductions, royalty holidays, tax credits, and more recently drilling royalty credits and a new well incentive program, which provides a maximum five percent royalty rate for all new wells that begin producing conventional oil and natural gas between April 1, 2009 and March 31, 2011. These incentives are for the purpose of encouraging oil and natural gas exploration or enhanced recovery projects. These incentives generally increase cash flow. Penalties and interest may be charged to us if we fail to remit royalties on our production to the Crown as prescribed in the regulation.

We Are An Exploration Stage Company Implementing A New Business Plan. We are an exploration stage Company with only a limited operating history upon which to base an evaluation of our current business and future prospects, and we have just begun to implement our business plan. Since our inception, we have suffered recurring losses from operations and have been dependent on new investment to sustain our operations. During the years ended September 30, 2007 and 2006 we reported net losses of $1,435,664 and $1,922,282 respectively. In addition, our consolidated financial statements for the years ended September 30, 2006 and 2005 contained a “going concern” qualification and we cannot give any assurances that we can achieve profits from any future operations.

The Successful Implementation Of Our Business Plan Is Subject To Risks Inherent In The Heavy Oil Business. Our heavy oil operations are subject to the economic risks typically associated with exploration, development and production activities, including the necessity of significant expenditures to locate and acquire properties and to drill exploratory wells. In addition, the cost and timing of drilling, completing and operating wells is often uncertain. In conducting exploration and development activities, the presence of unanticipated pressure or irregularities in formations, miscalculations or accidents may cause our exploration, development and production activities to be unsuccessful. This could result in a total loss of our investment in a particular property. If exploration efforts are unsuccessful in establishing proven reserves and exploration activities cease, the amounts accumulated as unproven costs will be charged against earnings as impairments. Our exploitation and development of oil and gas reserves depends upon access to the areas where our operations are to be conducted. We conduct a portion of our operations in regions where we are only able to do so on a seasonal basis. Unless the surface is sufficiently frozen, we are unable to access our properties, drill or otherwise conduct our operations as planned. In addition, if the surface thaws earlier than expected, we must cease our operations for the season earlier than planned. Our operations are affected by road bans imposed from time to time during the break-up and thaw period in the Spring. Road bans are also imposed due to spring-break up, heavy rain, mud, rock slides and periods of high water, which can restrict access to our well sites and potential production facility sites. Our inability to access our properties or to conduct our operations as planned will result in a shutdown or slow down of our operations, which will adversely affect our business.

We Rely On Independent Experts And Technical Or Operational Service Providers Over Whom We May Have Limited Control. The success of our business is dependent upon the efforts of various third parties that we do not control. We rely upon various companies to assist us in identifying desirable oil prospects to acquire and to provide us with technical assistance and services. We also rely upon the services of geologists, geophysicists, chemists, engineers and other scientists to explore and analyze oil prospects to determine a method in which the oil prospects may be developed in a cost-effective manner. In addition, we rely upon the owners and operators of oil drilling equipment to drill and develop our prospects to production. Although we have developed relationships with a number of third-party service providers, we cannot assure that we will be able to continue to rely on such persons. If any of these relationships with third-party service providers are terminated or are unavailable on commercially acceptable terms, we may not be able to execute our business plan. Our limited control over the activities and business practices of these third parties, any inability on our part to maintain satisfactory commercial relationships with them or their failure to provide quality services could materially and adversely affect our business, results of operations and financial condition.

Our Interests Are Held In The Form Of Leases That We May Be Unable To Retain. Our Swan Lake property is held under leases and working interests in leases. These leases we are a party to are for a fixed term of 15 years, but contain a provision that allows us to extend the term of the lease so long as we meet the minimum level of evaluation as set out by the Government of Alberta tenure guidelines. If we or the holder of a lease fails to meet the specific requirements of the lease regarding delay or non-payment of rental payments or we or the holder of the lease fail to meet the minimum level of evaluation some or all of our leases may terminate or expire. There can be no assurance that any of the obligations required to maintain each lease will be met. The termination or expiration of our leases or the working interests relating to leases may reduce our opportunity to exploit a given prospect for oil production and thus have a material adverse effect on our business, results of operation and financial condition.

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

We Do Not Control All Of Our Operations. We do not operate all of our properties and we therefore have limited influence over the testing, drilling and production operations of those properties. Andora currently operates 12 of our 68 oil sections in which we have a working interest. Currently, our Company has a 100% working interest in 15 sections of petroleum and natural gas licenses in the Peace River area of Alberta, Canada, an 80% working interest in 56 contiguous sections of oil sands development leases, and a 40% working interest in an additional 12 contiguous sections of oil sands development leases in the Peace River oil sands area of Alberta, Canada. Our P&NG licenses and oil sands development leases cover 52,505 gross acres (21,248 gross hectares). Our lack of control of the 12 sections Andora currently operates could result in the following:

•	Andora might initiate exploration or development on a faster or slower pace than we prefer;

•
Andora might propose to drill more wells or build more facilities on a project than we have funds for or that we deem appropriate, which could mean that we are unable to participate in the project or share in the revenues generated by the project;

•	If Andora refuses to initiate a project on these 12 sections, we might be unable to pursue the project.

Any of these events could materially reduce the value of those properties affected.

We Are Party To Some Lawsuits And Will Be Adversely Affected If We Are Found To Be Liable In Connection With Any Legal Proceedings. We are party to some lawsuits described in this Form 10-K under the heading “Legal Proceedings”. We intend to vigorously defend ourselves against the claims made in the lawsuits, but we cannot predict the outcome of these proceedings, the commencement or outcome of any future proceedings against us, or whether any such proceeding would lead to monetary damages that would have a material adverse effect on our financial position.

Aboriginal Peoples May Make Claims Regarding The Lands On Which Our Operations Are Conducted. Aboriginal peoples have claimed aboriginal title and rights to a substantial portion of western Canada. Since aboriginal peoples have filed a claim claiming aboriginal title or rights to the lands on which some of our properties are located, and if such a claim is successful, it could have a material adverse effect on our operations.

The ERCB governs our operations in Alberta, Canada and they have implemented a new directive (Directive 056) that the Alberta Government issued its First Nations Consultation Policy on Land Management and Resource Development on May 16, 2005. The ERCB expects that all industry applicants must adhere to this policy and the consultation guidelines. These requirements and expectations apply to the licensing of all new energy developments and all modifications to existing energy developments, as covered in Directive 056. In the policy, the Alberta Government has developed consultation guidelines to address specific questions about how consultation for land management and resource development should occur in relation to specific activities. Prior to filing an application, the applicant must address all questions, objections, and concerns regarding the proposed development project and attempt to resolve them. This includes concerns and objections raised by members of the public, industry, government representatives, First Nations, Métis, and other interested parties. This process can cause significant delays in obtaining a drilling permit for exploration and/or a production well license for both oil and gas.

Our Operations Are Subject To A Wide Range of Environmental Legislation and Regulation From All Levels Of Government Of Which We Have No Control. Environmental legislation imposes, among other things, restrictions, liabilities and obligations in connection with the generation, handling, storage, transportation, treatment and disposal of hazardous substances and waste and in connection with spills, releases and emissions of various substances to the environment. As well, environmental regulations are imposed on the qualities and compositions of the products sold and imported. Environmental legislation also requires that wells, facility sites and other properties associated with our operations be operated, maintained, abandoned and reclaimed to the satisfaction of applicable regulatory authorities. In addition, certain types of operations, including exploration and development projects and significant changes to certain existing projects, may require the submission and approval of environmental impact assessments. Compliance with environmental legislation can require significant expenditures and failure to comply with environmental legislation may result in the imposition of fines and penalties and liability for clean up costs and damages. We cannot assure that the costs of complying with environmental legislation in the future will not have a material adverse effect on our financial condition or results of operations. We anticipate that changes in environmental legislation may require, among other things, reductions in emissions to the air from its operations and result in increased capital expenditures. Future changes in environmental legislation could occur and result in stricter standards and enforcement, larger fines and liability, and increased capital expenditures and operating costs, which could have a material adverse effect on our financial condition or results of operations.

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

Since we have not filed all reports required to be filed by us with the SEC, none of our restricted shares of common stock are currently eligible to be resold pursuant to Rule 144. We are unable to estimate the amount, timing, or nature of future sales of outstanding common stock. Sales of substantial amounts of our common stock in the public market may cause the stock’s market price to decline.

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

ITEM 2.                PROPERTIES

Office Leases

We lease and maintain office space in Edmonton, Alberta for corporate and administrative operations.

Oil and Gas Properties

Acreage

Currently we own an 80% working interest in 56 contiguous sections of oil sands development leases, a 40% working interest in 12 sections of oil sands development leases and a 100% working interest in 15 sections of petroleum and natural gas licenses in the Peace River oil sands area in North Central Alberta. The oil sands leases and petroleum and natural gas licenses cover 52,505 gross acres (21,248 gross hectares). Of the 68 contiguous sections of oil sands development leases, Andora is the operator of 12 sections where we have a 40% working interest in and we are the operator on 56 sections where we have an 80% working interest.

On April 2, 2008, we participated in a public offering of Crown Petroleum and Natural Gas Rights held by the Alberta Department of Energy, in which we successfully bid on 1 petroleum and natural gas license covering 3,796 gross acres (1,536 gross hectares) for a total of 6 sections in the Ochre area. We acquired an undivided 100% working interest in these 6 sections located in the Peace River oil sands area of Alberta, approximately 14 miles west of our Sawn Lake properties.

In conjunction with our 2008/2009 winter drilling program, we acquired existing road infrastructure on our properties as follows: effective December 1, 2008, we acquired 6 P&NG properties of which 2 were expected to immediately expire, covering 11,387 gross acres (gross 4,608 hectares) from Paramount Resources Ltd. (“Paramount”). Included in this land acquisition, Paramount transferred 7 mineral surface leases (proposed well sites or “MSLs”) and 4 licenses of occupation, totalling 12 km of roads (access roads or “LOCs”).

On May 5, 2009, we were informed by the Alberta Department of Energy that it had approved our application to convert 5 sections of our oil sands permit to a 15-year primary lease. By drilling on these lands, where the permits were set to expire, we have preserved title to 5 sections and now have a primary lease, which is valid for an additional 15 years.

The following table summarizes our gross and net developed and undeveloped oil and natural gas rights under lease as of August 31, 2009.

OIL AND NATURAL GAS RIGHTS as of August 31, 2009
	Gross Hectares	Net Hectares	Gross Acres	Net Acres
Oil Sands Developed Acreage
Sawn Lake – Peace River oil sands area, Alberta, Canada	None	None	None	None
Total	None	None	None	None

Oil Sands Undeveloped Acreage
Sawn Lake – Peace River oil sands area, Alberta, Canada
56 sections (1)	14,336	11,469	35,425	28,340
12 sections (2)	3,072	1,229	7,591	3,036
Total	17,408	12,698	43,016	31,376

Petroleum and Natural Gas License Developed Acreage
Alberta, Canada	None	None	None	None
Total	None	None	None	None

Petroleum and Natural Gas License Undeveloped Acreage
Sawn Lake – within the Peace River oil sands, Alberta, Canada
9 sections (3)	2,304	2,304	5,693	5,693
Ochre – within the Peace River oil sands Area, Alberta, Canada
6 sections (3)	1,536	1,536	3,796	3,796
Total	3,840	3,840	9,489	9,489

TOTAL ACREAGE	21,248	16,538	52,505	40,865

(1) 80% working interest.
(2) 40% working interest.
(3) 100% working interest.

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

Undeveloped acreage is considered to be those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil or natural gas, regardless of whether or not that acreage contains proven reserves, but does not include undrilled acreage held by production under the terms of a lease. As is customary in the oil and gas industry, we can generally retain our interest in undeveloped acreage by drilling activity that establishes commercial production sufficient to maintain the leases or by paying delay rentals during the remaining primary term of such a lease. The oil and natural gas leases in which we have an interest are for varying primary terms, and if production continues from our developed lease acreage beyond the primary term, we are entitled to hold the lease for as long as oil or natural gas is produced.

Reserves, Production and Delivery Commitments

In August 2004, Northern commenced oil and gas exploration activities with the first well being drilled on the project in September 2005. We did not engage in any sustained production activities during the years ending September 30, 2008, 2007, 2006 and 2005, nor did we have any proven or probable reserves at the end of such periods and thus were not required to provide any of the production data required by Statement of Financial Accounting Standards No. 69. We do not have any obligations under existing delivery commitment contracts or agreements calling for the provision of fixed and determinable quantities of oil and gas over the next three years, and have therefore not filed any information or reports with any federal authority or agency containing estimates of total, proven developed or undeveloped net oil or gas reserves.

Drilling Activity

The following tables summarize the results of our drilling activities during the years ended September 30, 2008, 2007, 2006 and 2005.

Exploratory Wells year ended September 30	2008		2007		2006		2005
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Gas	–	–	–	–	–	–	–	–
Oil	–	–	–	–	–	–	–	–
Oil/Gas	–	–	–	–	–	–	–	–
Evaluating	–	–	–	–	–	–	–	–
Drilling at end of year	–	–	–	–	–	–	–	–
Suspended	–	–	–	–	–	–	–	–
Abandoned	–	–	–	–	–	–	–	–
Total Exploratory Wells	–	–	–	–	–	–	–	–

Development Wells year ended September 30	2008		2007		2006			2005
	Gross	Net	Gross	Net	Gross	Net		Gross	Net
Gas	–	–	–	–	–	–		–	–
Oil	–	–	–	–	–	–		–	–
Oil/Gas	–	–	–	–	–	–		–	–
Evaluating	–	–	–	–	–	–		–	–
Drilling at end of year	–	–	–	–	–	–		–	–
Suspended	–	–	–	–	2	0.8	*	1	0.4	*
Abandoned	–	–	–	–	–	–		–	–
Total Development Wells	–	–	–	–	2	0.8		1	0.4

*40% working interest

Present Activities

We successfully completed its winter drilling program and met its objectives by drilling 6 wells, 3 of which were drilled on our oil sands permit in order to provide technical data to support the required Department of Energy regulation to convert our 5-year oil sands permit into a 15-year primary lease. In addition, three wells were drilled further to the North of the above-mentioned 3 wells and the 3 horizontal wells previously drilled by our former Farmout partner. These three northern wells continued the delineation of the main reservoir trend and confirmed that the main reservoir continues north. We are evaluating the many options for production now available to us to decide the best course of action. Drilling on these 80% owned lands has opened new avenues for testing and further development of the Sawn Lake project. On the 12 sections of the jointly held lands, in which we have a 40% working interest, our Company is exploring different plans of action with Andora Energy Corporation, the operator of these 12 sections. The focus of our Company’s drilling program is to define the heavy oil reservoir to establish reserves and to determine the best technology under which oil can be produced from the Sawn Lake project in order to initiate production and generate a cash flow.

We are currently in the process of evaluating various enhanced recovery technologies for a test well project located on our Sawn Lake oil sands property, which is subject to regulatory approval, public consultations, Board of Directors approval, financing, successful reservoir evaluation and modeling, and other risks associated with the oil sands industry.

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

On January 16, 2009, we successfully spudded the fourth well of our six well 2008/2009 winter drilling program. This well is located at 7-5-092-13W5 in North Central Alberta and was drilled to a vertical depth of 718 meters. The well was logged and cased for bluesky heavy oil production, and is pending further evaluation.

On January 25, 2009, we successfully spudded the fifth well of our six well 2008/2009 winter drilling program. This well is located at 8-4-092-13W5 in North Central Alberta and was drilled to a vertical depth of 725 meters. The well was logged and cased for bluesky heavy oil production, and is pending further evaluation.

On February 2, 2009, we successfully spudded the sixth well of our six well 2008/2009 winter drilling program. This well is located at 6-22-092-13W5 in North Central Alberta and was drilled to a vertical depth of 660 meters. The well was logged and cased for bluesky heavy oil production, and is pending further evaluation.

Past Activities

A total of three horizontal wells were drilled by Signet, our former farmout partner, on the Sawn Lake Property during 2005 and 2006 and a fourth location was prepared for drilling.

The 1st test well drilled under the Farmout Agreement (at surface location 1-36-091-13W5) was successfully drilled and cased in late October of 2005. This horizontal well was drilled to a total length of 1,583 meters with a vertical depth of 752 meters within the Bluesky oil sands zone. Currently this well is pending further evaluation and the development of an exploitation plan with our joint interest partners.

The 2nd well drilled under the Farmout Agreement (at surface location 4-32-091-12W5) began drilling on August 13, 2006. This was the first of three additional wells that Signet was to drill in accordance with the Farmout Agreement in the Bluesky Formation of the Sawn Lake area. This horizontal well was successfully drilled and cased in August 2006 to a total length of 1,461 meters with a vertical depth of 668 meters within the Bluesky oil sands zone. Subsequent to the drilling and logging operations, tubing was run in preparation for potential Bluesky oil production. Currently this well is pending further evaluation and the development of an exploitation plan with our joint interest partners.

The 3rd well drilled under the Farmout Agreement (at surface location 7-30-091-12W5) began drilling on August 31, 2006. This was the second of three additional wells that Signet was to drill in accordance with the Farmout Agreement in the Bluesky Formation of the Sawn Lake area. This horizontal well was successfully drilled and cased in September 2006 to a total length of 1,437 meters with a vertical depth of 654 meters within the Bluesky oil sands zone. Currently this well is pending further evaluation and the development of an exploitation plan with our joint interest partners.

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

ITEM 3.                LEGAL PROCEEDINGS

I.G.M. Resources Corp. vs. Deep Well Oil & Gas, Inc. et al

On March 10, 2005, I.G.M. Resources Corp. (hereinafter referred to as “IGM”) filed against Classic Energy Inc., 979708 Alberta Ltd. (hereinafter referred to as “979708”), Deep Well Oil & Gas, Inc., Nearshore Petroleum Corporation, Steven P. Gawne, Rebekah Gawne, Gawne Family Trust, 1089144 Alberta Ltd., John F. Brown, Diane Lynn McClaflin, Cassandra Doreen Brown, Elissa Alexandra Brown, Brown Family Trust, Priority Exploration Ltd., Northern Alberta Oil Ltd. and Gordon Skulmoski (the “Defendants”) a Statement of Claim in the Court of Queen’s Bench of Alberta Judicial District of Calgary. This suit is part of a series of lawsuits or actions undertaken by IGM against some of the other above-named Defendants.

IGM was and still is a minority shareholder of 979708. 979708 was purportedly in the business of discovering, assembling and acquiring oil & gas prospects. In 2002 and 2003, 979708 acquired oil and gas prospects in the Sawn Lake area of Alberta. On or about the 14th of July 2003, all or substantially all the assets of 979708 were sold to Classic Energy Inc. IGM claims the value of the assets sold was far in excess of the value paid for those assets. On April 23, 2004, Northern purchased some of Classic Energy Inc.’s assets, some of which are under dispute by IGM. On June 7, 2005, Deep Well acquired all of the common shares of Northern thereby giving Deep Well an indirect beneficial interest in the assets IGM is claiming an interest in.

IGM seeks an order setting aside the transaction and returning the assets to 979708, compensation in the amount of $15,000,000 Cdn, and a declaration of trust declaring that Northern and Deep Well hold all of the assets acquired from 979708 and any property acquired by use of such assets or confidential information of 979708, in trust for IGM.

This lawsuit has been stayed pending the outcome of the other litigation by IGM against some of the above defendants other than Deep Well and Northern. The Company believes the claims are without merit and will vigorously defend against them.

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

Deep Well Oil & Gas, Inc. vs. Tamm Oil and Gas Corp. et. al.

On April 4, 2008, our Company commenced a lawsuit in the United States District Court for the District of Nevada against Tamm Oil and Gas Corp. (hereinafter referred to as “Tamm”) after attempting to clarify Tamm’s position and rectify Tamm’s violations. Our Company alleges that: Tamm engaged in an unlawful tender offer for our Company’s shares, violated United States federal and Nevada state law in connection with the tender offer, made public statements about our Company and activities related to our Company and our operations that are false and misleading, and made statements of purported ownership of our shares of common stock that are false and misleading. On August 22, 2008, our Company filed a First Amended Complaint in the lawsuit adding the following additional parties as defendants: Garry Tighe, William Tighe, Craig Auringer, Sean Dickenson, John Muzzin, Guido Hilekes, Peter Schriber, Olaf Herr, Arthur Sulzer, LB (Swiss) Private Bank Ltd., and Rahn & Bodmer Banquiers. The First Amended Complaint also added a civil conspiracy claim. The First Amended Complaint seeks:

1.)	injunctive relief to include and not be limited to a permanent injunction:

a.)
that requires defendants issue appropriate disclosures and retract false and misleading statements concerning Deep Well in their prior representations through SEC filings, press releases, and all other appropriate means;

b.)
that prohibits defendants from exercising the voting rights or any other rights granted through ownership of Deep Well shares on any shares acquired pursuant to their unlawful tender offer(s) for Deep Well shares, attempting otherwise to influence or control Deep Well or its management;

c.)	that prohibits defendants from transferring their Deep Well shares and/or accepting transfer of any Deep Well shares acquired through their tender offer(s) for Deep Well shares;
d.)	that prohibits defendants from acquiring any additional Deep Well shares and/or taking any other actions in furtherance of their tender offer(s) for Deep Well shares;
e.)	that prohibits defendants from further conducting the tender offer alleged in the First Amended Complaint;
f.)
that prohibits defendants from issuing any false, misleading or derogatory statements about Deep Well, relating to their investments in Deep Well, relating to their acquisition of Deep Well shares or relating to their control of any Deep Well assets;

g.)
that requires that the transactions through which defendants acquired Deep Well shares pursuant to the tender offer(s) for Deep Well shares be completely rescinded and unwound and that any transfers made pursuant to those acquisitions be reversed;

h.)	that requires defendants to comply with legal requirements in the making of any future tender offer or otherwise acquiring Deep Well shares;

2.)	damages and/or treble damages in an amount to be established at trial;

3.)	attorneys’ fees and costs; and

4.)	all such other further relief as the Court deems just and equitable.

Effective September 1, 2009, the parties entered into a settlement agreement that fully and finally resolved their dispute and the lawsuit. An agreed judgment of dismissal is pending and is set for hearing on September 29, 2009. On September 14, 2009 and effective September 1, 2009, Deep Well and Tamm, Garry Tighe, William Tighe, Sean Dickenson, John Muzzin, Guido Hilekes, Peter Schriber, Olaf Herr, Arthur Sulzer, LB (Swiss) Private Bank, Ltd. and Rahn & Bodmer Co. (collectively, the “TAMM Parties”) entered into a full settlement and release with all of the defendants in Deep Well Oil & Gas, Inc. v. Tamm Oil & Gas Corp., et. al. (D. Nev., Case No. 3:08-cv-00173-ECR-RAM) in the United States District Court, District of Nevada. The settlement provides that the Company will be granted an option (the “Option”) to purchase Tamm’s interest in the Royalty Agreement between Mikwec Energy Canada, Ltd. and Nearshore Petroleum Corporation, dated December 12, 2003 (hereinafter the “Royalty Agreement”). The Option price shall be determined by an independent appraisal of the fair market value of Tamm’s interest in the Royalty Agreement, and shall reflect a $400,000 reduction from the determined fair market value. Further, if the Company decides to exercise this Option they can pay for part of the Option by way of a promissory note, the terms of which will be determined. The settlement also provides that for the term of the promissory note Tamm may designate a director to the Company’s board of directors, and that Tamm’s designee shall thereafter be included on the Company’s slate of director nominees for any stockholder election of directors, until such time as the Company repays the debt it owes on the promissory note related to the Option. A Stipulated Judgment of Dismissal of the case was filed on September 15, 2009 and entered by the court on the same day.

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

ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no matter submitted during the fiscal year 2007 covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Market Price Information for Common Stock

Deep Well’s stock is currently quoted on the pink sheets under the trading symbol DWOG. The following table sets forth the high and low sales prices for Deep Well common stock as reported on the pink sheets for the periods indicated below. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

	High	Low

Fiscal 2006
First Quarter	$1.31	$0.37
Second Quarter	$2.98	$1.15
Third Quarter	$2.85	$1.45
Fourth Quarter	$1.76	$0.57

Fiscal 2007
First Quarter	$0.66	$0.33
Second Quarter	$0.56	$0.23
Third Quarter	$1.05	$0.35
Fourth Quarter	$0.84	$0.45

Fiscal 2008
First Quarter	$0.58	$0.45
Second Quarter	$0.63	$0.31
Third Quarter	$0.73	$0.42
Fourth Quarter	$0.58	$0.20

Fiscal 2009
First Quarter	$0.39	$0.13
Second Quarter	$0.29	$0.14
Third Quarter	$0.19	$0.14

Holders of Record

As of August 10, 2009, we had approximately 171 holders of record of our shares of common stock. Our Company estimates that investment dealers and other nominees are the record holders for approximately 2,815 beneficial holders.

Dividends

We have not paid cash dividends since inception. We intend to retain all of our earnings, if any, for use in our business and do not anticipate paying any cash dividends in the foreseeable future. The payment of any future dividends will be at the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, the success of our business activities, capital requirements, the general financial condition and our future prospects, general business conditions and such other factors as the Board of Directors may deem relevant.

Equity Compensation Plan Information

The following table provides information as of September 30, 2007 with respect to shares of Deep Well common stock that may be issued under our existing equity compensation plans.

Equity Compensation Plan Category	(a) Number of Securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	None	None	None

Equity compensation plans not approved by security holders	3,378,500	$0.69	4,985,096	*

Total	3,378,500	$0.69	4,985,096	*

* Based on 83,635,955 issued and outstanding shares as at September 30, 2007. The maximum number of common shares that may be reserved for issuance under the Stock Option Plan may not exceed 10% of our Company’s issued and outstanding common shares

Stock Option Plan

On November 28, 2005, our Board of Directors adopted the Deep Well Oil & Gas, Inc. Stock Option Plan. The Stock Option Plan, which is administered by the Board, permits options to acquire shares of Deep Well’s common stock to be granted to our directors, senior officers and employees, as well as certain consultants and other persons providing services to our Company. This Stock Option Plan was adopted to provide an incentive to the retention of our directors, officers and employees as well as consultants that we may wish to retain in the future. The maximum number of common shares that may be reserved for issuance under the Stock Option Plan may not exceed 10% of our issued and outstanding common shares, subject to adjustment as contemplated by the Stock Option Plan. On November 28, 2005, the Board granted 375,000 options to acquire common shares vested over three years to each director of Deep Well and granted 187,500 options to acquire common shares to a director of a subsidiary of Deep Well. The exercise price of such options is $0.71 per share. In each case, the vesting of such director options will occur only if the holder of the options continues to provide services to us during the immediate annual period preceding the relevant vesting date. The options will terminate at the close of business five years from the date of grant. In addition, on November 28, 2005, the Board granted 390,000 options to acquire common shares vested over three years to certain corporations providing consulting services to us. Each of such consultants is wholly owned by directors of our Company. The exercise price of such options is $0.71 per share. In each case, the vesting of such consultant options will occur only if the holder of the options continues to provide services to us on the relevant vesting date. The options will terminate at the close of business five years from the date of grant. No option granted under the Stock Option Plan may be exercised until the Stock Option Plan has been approved and ratified by the holders of a majority of the voting stock of our Company at a shareholders’ meeting or by consent resolution of said majority shareholders.

On September 28, 2007, our Board of Directors granted options under the stock option plan to a certain employee to acquire 36,000 common shares of our Company at the exercise price of $0.47 per common share, of which 8,000 shall be vested immediately and 28,000 shall be vested at a rate of 2,000 common shares per month commencing September 30, 2007, so long as the employee continues to provide employment services on such vesting dates.

On October 1, 2007, we entered into a Consulting Agreement, effective September 20, 2007, with R.N. Dell Energy Ltd. (hereinafter referred to as “Contractor”). On September 28, 2007, under the terms of the Consulting Agreement, our Board of Directors granted options to the Contractor to acquire 240,000 common shares of our Company at the exercise price of $0.47 per common share (being the closing price as of the day before the effective date) which shall be vested at a rate of 20,000 common shares per month commencing October 31, 2007, so long as the Contractor continues to provide consulting services on such vesting dates.

Performance Graph

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and therefore are not required to provide the information required under this item.

Sales of Unregistered Securities

On March 10, 2005, we closed on a transaction pursuant to a certain Securities Purchase Agreement (“SPA”), with two accredited investors for an aggregate purchase price of $750,000 pursuant to which our Company sold an aggregate of: 1) 1,875,000 shares of our common stock, par value $0.001 per share, at a purchase price of $0.40 per share; and 2) 750,000 warrants, of which each of the warrants is exercisable from March 10, 2005 until March 9, 2010, at an exercise price equal to $0.50 per share. Our Company issued the aforementioned securities to the investors pursuant to Rule 506 of Regulation D as promulgated under the Securities Act of 1933, as amended, and/or Section 4(2) of the Act. In connection with the SPA, a finder’s fee of $75,000 was paid and 37,500 warrants were issued. The exercise price of the warrants will be adjusted from time to time upon the occurrence of certain events, as provided in the warrants, and as a result of the issuance of common stock on May 25, 2007, and pursuant to the SPA and Form of Warrant dated March 10, 2005, entered into by and among our Company and the investors (the “Warrant Holders”), our Company issued an adjustment to the Warrant Holders. The original warrant dated March 10, 2005, contained a price adjustment if our Company sells, issues or grants additional shares of its common stock at a price per share less than the exercise price. In the event of a price adjustment, the number of shares exercisable under the warrant would also increase. Therefore, the exercise price of the original warrant has been adjusted from $0.50 to $0.40 per common share. Our Company has granted the Warrant Holders new warrants to purchase an additional 196,875 common shares for a total of 984,375 shares of our Company’s common stock at an adjusted exercise price of $0.40 per share under the same terms as the original warrant. Our Company entered into a Registration Rights Agreement (“RRA”) with the investors dated as of March 10, 2005, pursuant to which our Company was obligated to prepare and file a registration statement no later than 45 days after the closing date registering the number of shares of our Company’s common stock which is at least equal to: 1,) the aggregate number of shares of common stock issued under the SPA; and 2,) 125% of the aggregate number of shares of common stock issuable upon exercise of the warrants. Our Company must use its reasonable best efforts to cause the registration statement to become effective as soon as practicable following the filing, but in no event later than 120 days after the closing date. If the registration statement is not filed within 45 days after the closing date or declared effective within the time specified in the preceding paragraph, our Company was required to make payments to the investors equal to 2% of the purchase price and an additional 2% of the purchase price for each subsequent 30-day period as to which the registration statement was not filed or declared effective. Effective on January 22. 2007, our Company entered into a Settlement Agreement and Release of All Claims (the “Settlement Agreement”) with the investors who were in receipt of the above issued shares with respect to allegations made by the investors that we had breached the SPA and RRA.

The Settlement Agreement provides, without any party acknowledging any liability, for:

•	the amendment of the SPA to delete certain restrictions on our Company’s ability to enter into any future financing;
•	the termination of the RRA;
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

On January 13, 2006, pursuant to subscription agreements, our Company closed a private placement to three investors of an aggregate of 51,200 units at a price of $1.50 per unit, for total gross proceeds of $76,800. Each unit consisted of one common share and one common share purchase warrant, with each warrant entitling its holder to acquire one share of our common stock at an exercise price of $2.25 per common share. The warrants expired on January 13, 2009. The units were issued pursuant to Regulation S under the 1933 Act. In addition, on January 13, 2006, pursuant to a Debt Settlement Agreement, one holder of $38,293 of our indebtedness exchanged its indebtedness for 21,800 units at a deemed exchange price of $1.50 per unit. Each unit consisted of one common share and one common share purchase warrant, with each warrant entitling its holder to acquire one common share of Deep Well, at an exercise price of $2.25. The warrants expired on January 13, 2009. In connection with the private placement, a finder’s fee of $7,680 was paid, resulting in total net proceeds to our Company from the private placement of $69,120. The units were issued pursuant to Regulation S under the 1933 Act.

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

On April 4, 2007, pursuant to an option agreement our Company entered into on June 7, 2005, our Company issued 180,000 Deep Well common shares in exchange for 5,400,000 of the outstanding preferred shares of Northern. The common shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. As a result of this and other exercised option agreements, Northern became a 100% wholly owned subsidiary of our Company. As of April 4, 2007 all of the holders of such preferred shares of Northern have exercised their options in exchange for restricted shares of common stock of Deep Well. In accordance with the terms and conditions of the Agreements, Deep Well has now completed the acquisition of 100% of the preferred shares of Northern in exchange for 12,975,000 shares of common stock of Deep Well. The shares of common stock of Deep Well issued in exchange for the Northern preferred shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On May 25, 2007, pursuant to subscription agreements, our Company completed a private placement of 5,000,000 units at a price of $0.40 per unit for gross proceeds of $2,000,000. Each unit consisted of one common share and one common share purchase warrant, with each warrant entitling its holder to acquire one share of our common stock at a price of $0.60 per share. The exercise price of the warrants will be adjusted from time to time upon the occurrence of certain events, as provided in the warrants. The warrants expire on May 25, 2010. In connection with the private placement a finder's fee of $150,000 was paid, resulting in total net proceeds to our Company from the private placement of $1,850,000. The units were issued pursuant to Regulation S under the 1933 Act.

On June 22, 2007, pursuant to subscription agreements, our Company completed a private placement of 8,333,333 units at a price of $0.60 per unit for $5,000,000. Each unit consisted of one common share and one common share purchase warrant and another twelve one-hundredths common share purchase warrant ("Special Warrant"). Each warrant entitles the holder to purchase one additional common share at a price of $0.90 per common share for a period of three years from the date of closing. Each Special Warrant entitles the holder to purchase a common share at a price of $1.20 for a period of five years from the date of closing. The exercise price of the warrants and the Special Warrants will be adjusted from time to time upon the occurrence of certain events, as provided in the warrants and Special Warrants. The warrants expire on June 22, 2010, and the Special Warrants expire on June 22, 2012.  In connection with the private placement a finder's fee of $300,000 was paid, resulting in total net proceeds to our Company from the private placement of $4,700,000. The units were issued pursuant to Regulation S under the 1933 Act.

On July 11, 2007, pursuant to subscription agreements, our Company completed a private placement of 323,333 units at a price of $0.60 per unit for $194,000. Each unit consisted of one common share and one common share purchase warrant and another twelve one-hundredths common share purchase warrant (“Special Warrant”). Each warrant entitles the holder to purchase one additional common share at a price of $0.90 per common share for a period of three years from the date of closing. Each Special Warrant entitles the holder to purchase a common share at a price of $1.20 for a period of five years from the date of closing. The exercise price of the warrants and the Special Warrants will be adjusted from time to time upon the occurrence of certain events, as provided in the warrants and Special Warrants. The warrants expire on July 11, 2010, and the Special Warrants expire on 11, 2012. In connection with the private placement a finder’s fee of $9,700 was paid, resulting in total net proceeds to our Company from the private placement of $184,300. The units were issued pursuant to Regulation S under the 1933 Act.

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

On August 14, 2008, pursuant to a subscription agreement, our Company completed a private placement to one investor, the first tranche being 10,638,297 units at a price of $0.47 per unit, for total gross proceeds of $5,000,000. Each unit is comprised of one common share, one common share purchase warrant (“Whole Warrant”) and 0.188000015 of one common share purchase warrant (“Additional Fractional Warrant”). Each Whole Warrant entitles the holder to purchase one common share at a price of $0.71 per common share for a period of three years from the date of closing. Each Additional Fractional Warrant entitles the holder to purchase 0.188000015 of one common share at a price of $0.95 for a period of three years from the date of closing. The Whole Warrants and the Additional Fractional Warrants expire on August 14, 2011. The units were issued pursuant to Regulation S under the 1933 Act.

On October 31, 2008, we completed the second tranche of the private placement partially completed on August 14, 2008. In connection the second trance, we sold to one subscriber 12,500,000 units at a price of $0.40 per unit, for total gross proceeds of $5,000,000. Each unit is comprised of one (1) common share, one (1) common share purchase warrant and 0.16 of one common share purchase warrant (“Additional Fractional Warrant”). Each warrant entitles the holder to purchase one (1) common share at a price of $0.60 per common share for a period of three years from the date of closing. Each Additional Fractional Warrant entitles the holder to purchase 0.16 of one common share at a price of $0.80 for a period of three years from the date of closing. The warrants and the Additional Fractional Warrants expire on October 31, 2011. The units were issued pursuant to Regulation S under the Securities Act of 1933.

ITEM 6.	SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and therefore are not required to provide the information required under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our Company’s consolidated financial statements and related notes. For the purpose of this discussion, unless the context indicates another meaning, the terms: “Company”, “we”, “us” and “our” refer to Deep Well Oil & Gas, Inc. and its subsidiaries. This discussion includes forward-looking statements that reflect our current views with respect to future events and financial performance that involve risks and uncertainties. Our actual results, performance or achievements could differ materially from those anticipated in the forward-looking statements as a result of certain factors including risks discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Forward-Looking Statements” below and elsewhere in this report, and under the heading “Risk Factors” and “Environmental Laws and Regulations” disclosed in this report on Form 10-K for the year ended September 30, 2007.

Our consolidated financial statements and information are reported in U.S. dollars and are prepared based upon United States generally accepted accounting principles.

General Overview

Deep Well Oil and Gas, Inc. (“Deep Well”), along with its subsidiaries, is an emerging independent junior oil and gas exploration and development company headquartered in Edmonton, Alberta, Canada. Our Company’s immediate corporate focus is to develop the existing land base that it presently controls in the Peace River oil sands area in Alberta, Canada. Our principal office is located at Suite 700, 10150 - 100 Street, Edmonton, Alberta T5J 0P6, our telephone number is (780) 409-8144, and our fax number is (780) 409-8146. Deep Well Oil & Gas, Inc. is a Nevada corporation based in Alberta, Canada, and trades on the pink sheets under the symbol DWOG. We maintain a web site at www.deepwelloil.com.

Results of Operations for the Year Ended September 30, 2007

Our Company is an exploration stage company and as such does not have commercial production at any of its properties and, accordingly, it currently does not generate cash from operations. Since the inception of our current business plan, our operations have consisted primarily of various exploration and start-up activities relating to our properties, which included acquiring lease holdings by acquisitions and public offerings, seeking institutional investors, locating joint venture partners, acquiring and analyzing seismic data, engaging various firms to comply with leasehold conditions and environmental regulations as well as project management, and developing our long term business strategies. For year ended September 30, 2007, and for the comparable period, we generated no revenues from operations.

	Year	Year	September 10,
	Ended	Ended	2003 to
	September 30, 2007	September 30, 2006	September 30, 2007

Revenue	$–	$–	$–
Expenses
Administrative	$1,452,958	$1,341,713	$4,561,287
Share Based Compensation	246,643	558,882	805,525
Net Loss from Operations	(1,699,601)	(1,900,595)	(5,366,812)

Other Income and Expenses
Forgiveness of Loan Payable	287,406	–	287,406
Interest Income	50,183	2,492	66,153
Interest Expense	(73,652)	(24,179)	(207,862)
Settlement of Debt	–	–	24,866
Net Loss and Comprehensive Loss	$(1,435,664)	$(1,922,282)	$(5,196,249)

Our net loss and comprehensive loss for the year ended September 30, 2007, was $1,435,664 compared to a net loss and comprehensive loss of $1,922,282 for the year ended September 30, 2006. This difference was due primarily to a decrease of $312,239 in share based compensation expense to the comparable period and forgiveness of a loan payable, for further information on the loan payable see Note 8 in the consolidated financial statements disclosed in this report on Form 10-K. Part of the reason for the difference in the share based compensation expense between these two comparable periods was that some of the first stock options granted under the Plan in the first quarter of 2005 were immediately vested, compensating for the time a director, employee, or consultant had been working for our Company prior to the adoption of the Plan. For further information regarding share based compensation see Note 10 in the consolidated financial statements disclosed in this report on Form 10-K.

For the year ended September 30, 2007, interest income increased by $47,691, compared to the year ended September 30, 2006, due primarily to interest from term deposit and finance charges related to outstanding accounts receivables. For the year ended September 30, 2007, interest expense increased by $49,473, compared to the year ended September 30, 2006, due primarily to accrued interest payable.

Results of Operations

Our Company successfully completed its winter drilling program and met its objectives by drilling 6 wells, 3 of which were drilled on our oil sands permit in order to provide technical data to support the required Department of Energy regulation to convert our oil sands permit into a 15-year primary lease. In addition, three wells were drilled further to the North of the above-mentioned 3 wells and the 3 horizontal wells previously drilled by our former Farmout partner. These three northern wells continued the delineation of the main reservoir trend and confirmed that the main reservoir continues north. We are evaluating the many options for production now available to us to decide the best course of action. Drilling on these 80% owned lands has opened new avenues for testing and further development of the Sawn Lake project. On the 12 sections of the jointly held lands, in which we have a 40% working interest, our Company is exploring different plans of action with Andora Energy Corporation, the operator of these 12 sections. The focus of our Company’s drilling program is to define the heavy oil reservoir to establish reserves and to determine the best technology under which oil can be produced from the Sawn Lake project in order to initiate production and generate a cash flow.

We are currently in the process of evaluating various enhanced recovery technologies for a test well project, which is subject to regulatory approval, public consultations, Board of Directors approval, financing, successful reservoir evaluation and modeling, and other risks associated with the oil sands industry.

Deep Well through its subsidiaries Northern Alberta Oil Ltd. which we refer to as “Northern”, and Deep Well Oil & Gas (Alberta) Ltd. currently have a 100% working interest in 15 sections of petroleum and natural gas licenses (“P&NG”) in the Peace River area of Alberta, Canada, an 80% working interest in 56 contiguous sections of oil sands development leases, and a 40% working interest in an additional 12 contiguous sections of oil sands development leases in the Peace River oil sands area of Alberta, Canada. Our P&NG licenses and oil sands development leases cover 52,505 gross acres (21,248 gross hectares).

On April 2, 2008, our Company participated in a public offering of Crown Petroleum and Natural Gas Rights held by the Alberta Department of Energy, in which we successfully bid on 1 P&NG license covering 3,796 gross acres (1,536 gross hectares) for a total of 6 sections in the Ochre area. Our Company acquired an undivided 100% working interest in these 6 sections located in the Peace River oil sands area approximately fourteen miles west of our Sawn Lake properties.

On December 4, 2008, as operator, we successfully spudded the first well of six wells to be drilled in our 2008/2009 winter drilling program. This well is located at 12-14-092-13W5 in North Central Alberta and was drilled to a vertical depth of 680 meters. The well was logged, cased, and completed for bluesky heavy oil production, with perforated intervals from 644.5m to 649.5m. This well is currently being tested.

On December 15, 2008, as operator, we successfully spudded the second well of our six well 2008/2009 winter drilling program. This well is located at 9-16-092-13W5 in North Central Alberta and was drilled to a vertical depth of 680 meters. The well was logged, cased, and completed for bluesky heavy oil production, with perforated intervals from 638.5m to 643.5m. This well is currently being tested.

On January 8, 2009, as operator, we successfully spudded the third well of our six well 2008/2009 winter drilling program. This well is located at 10-33-091-13W5 in North Central Alberta and was drilled to a vertical depth of 708 meters. This well determined the southern edge of the Bluesky reservoir of our Sawn Lake Project.

On January 16, 2009, as operator, we successfully spudded the fourth well of our six well 2008/2009 winter drilling program. This well is located at 7-5-092-13W5 in North Central Alberta and was drilled to a vertical depth of 718 meters. The well was logged and cased for bluesky heavy oil production, and is pending further evaluation.

On January 25, 2009, as operator, we successfully spudded the fifth well of our six well 2008/2009 winter drilling program. This well is located at 8-4-092-13W5 in North Central Alberta and was drilled to a vertical depth of 725 meters. The well was logged and cased for bluesky heavy oil production, and is pending further evaluation.

On February 2, 2009, as operator, we successfully spudded the sixth well of our six well 2008/2009 winter drilling program. This well is located at 6-22-092-13W5 in North Central Alberta and was drilled to a vertical depth of 660 meters. The well was logged and cased for bluesky heavy oil production, and is pending further evaluation.

In conjunction with our recent drilling program, our Company acquired existing road infrastructure on our properties as follows: effective December 1, 2008, we acquired 6 P&NG properties of which 2 were expected to immediately expire, covering 11,387 gross acres (gross 4,608 hectares) from Paramount Resources Ltd. (“Paramount”). Included in this land acquisition, Paramount transferred 7 mineral surface leases (proposed well sites or “MSLs”) and 4 licenses of occupation, totalling 12 km of roads (access roads or “LOCs”). Along with this acquisition we acquired 2 wells. Of the 2 wells, one was drilled to a vertical depth of 737 meters on our existing oil sands lease and subsequent to the drilling and logging operations; this well was cased for bluesky heavy oil production. Perforated intervals were from 681.5m to 684.5m and 684.5m to 685.0m. This well’s status is still drilled and cased for future bitumen production. The estimated cost to drill this well would have been approximately $1.4 million dollars in drilling and completion costs, which does not include the costs associated to construct the existing access roads that we have acquired from Paramount. Paramount used these access roads, which our Company now owns, to access their properties to drill their wells and prepare some of their MSLs for future drilling.

Effective February 1, 2009, we also acquired from Penn West Petroleum Ltd. an LOC that totalled 8.7 km of an existing road.

On May 5, 2009, our Company was informed by the Alberta Department of Energy that they had approved our application to convert 5 sections of our oil sands permit to a 15-year primary lease. By drilling on these lands, where the permits were set to expire, we have preserved title to 5 sections and now have a primary lease, which is valid for an additional 15 years.

Liquidity and Capital Resources

As of September 30, 2007, our Company’s total assets were $9,855,076, compared to $4,528,124 as of September 30, 2006, and our total liabilities as of September 30, 2007, were $318,406 compared with $972,283 as of September 30, 2006. The increase in our total assets was due primarily to our Company successfully raising funds through private offerings of our common stock. The decrease in our total liabilities was due to accounts payable.

Our working capital (current liabilities subtracted from current assets) is as follows.

	As of	As of
	September 30, 2007	September 30, 2006
Current Assets	$5,497,687	$170,973
Current Liabilities	318,406	684,877
Working Capital	$5,179,281	$(513,904)

As of September 30, 2007, our Company had a working capital of $5,179,281 compared to our working capital deficit of $513,904 as of September 30, 2006. Our working capital increase was due primarily to the increase in cash associated with our Company successfully raising funds through two separate private offerings of our common stock. Currently we have no long-term debt and our estimated working capital surplus, as of July 31, 2009, is estimated to be $1.4 million.

Our cash and cash equivalents for the year ending September 30, 2007, was 5,244,162, compared to $50,324 for the comparable year ending September 30, 2006. Our Company successfully raised sufficient funds to conduct our operations during the fiscal years 2005, 2006, 2007, and 2008. From the period October 1, 2005 to July 31, 2009, we financed our business operations through a loan, fees derived from the farmout of some of our lands, private offerings of our common stock, and the exercise of certain warrants, realizing gross proceeds of approximately $19.6 million. In these offerings, we sold units comprised of common stock and warrants to purchase additional common stock, and as a result of these offerings, we currently have an aggregate of 42,818,138 warrants outstanding with exercise prices ranging from $0.40 to $1.20. If all of these warrants are exercised we may realize aggregate proceeds of approximately $30.9 million. However, the warrant holders have complete discretion as to when or if the warrants are exercised before they expire and we cannot guarantee that the warrant holders will exercise any of the warrants.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Forward-Looking Statements

This report on Form 10-K, including all referenced exhibits, contains “forward-looking statements” within the meaning of the United States federal securities laws. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words "may", "believe", "intend", "will", "anticipate", "expect", "estimate", "project", "future", "plan", "strategy", or "continue", and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters, identify forward-looking statements. The forward-looking statements in this report on Form 10-K include, among others, statements with respect to:

•	our current business strategy;
•	our future financial position and projected costs;
•	our projected sources and uses of cash;
•	our plan for future development and operations;
•	our drilling and testing plans;
•	our proposed enhanced oil recovery test well project;
•	the sufficiency of our working capital in order to execute our business plan;
•	resource estimates;
•	the timing and sources of our future funding.

Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors, which may cause the actual results to differ materially from the anticipated future results expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those set forward in the forward-looking statements include, but are not limited to:

•	changes in general business or economic conditions;
•	changes in legislation or regulation that affect our business;
•	our ability to obtain necessary regulatory approvals and permits;
•	opposition to our regulatory requests by various third parties;
•	actions of aboriginals, environmental activists and other industrial disturbances;
•	the costs of environmental reclamation of our lands;
•	availability of labor or materials or increases in their costs;
•	the availability of sufficient capital to finance our business plans on terms satisfactory to us;
•	adverse weather conditions and natural disasters;
•	risks associated with increased insurance costs or unavailability of adequate coverage;
•	volatility of oil and natural gas prices;
•	competition;
•	changes in labor, equipment and capital costs;
•	future acquisitions or strategic partnerships;
•	the risks and costs inherent in litigation;
•	imprecision in estimates of reserves, resources and recoverable quantities of oil and natural gas;
•	product supply and demand;
•	fluctuations in currency and interest rates;
•	the additional risks and uncertainties, many of which are beyond our control, referred to elsewhere in this Form 10-K and in our other SEC filings.

The preceding bullets outline some of the risks and uncertainties that may affect our forward-looking statements. For a full description of risks and uncertainties, see the sections elsewhere in this Form 10-K entitled “Risk Factors” and “Environmental Laws and Regulations”. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-KSB, 10-Q, 10-QSB, 8-K and any other SEC filing should be consulted.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 under the Exchange Act and therefore are not required to provide the information required under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MADSEN & ASSOCIATES, CPA’S INC.	684 East Vine St. Suite 3
Certified Public Accountants and Business Consultants	Murray, Utah 84107
Telephone 801 268-2632
Fax 801-262-3978

Board of Directors
Deep Well Oil & Gas, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Deep Well Oil & Gas, Inc. and Subsidiaries at September 30, 2007 and 2006 and the statement of operations, stockholders’ equity, and cash flows for the years ended September 30, 2007 and 2006 and the period September 10, 2003 (date of inception of exploration stage) to September 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness for the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the over all financial statement presentation, We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Deep Well Oil & Gas, Inc. and Subsidiaries at September 30, 2007 and 2006 and the statement of operations, and cash flows for the years ended September 30, 2007 and 2006 and the period September 10, 2003 (date of inception of exploration stage) to September 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

Salt Lake City, Utah
May 5, 2009	/s/ Madsen & Associates, CPA’s Inc.

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
Consolidated Balance Sheets
September 30, 2007 and 2006

	2007	2006

ASSETS
Current Assets
Cash and cash equivalents	$5,244,162	$50,324
Accounts receivable	80,082	59,273
Prepaid expenses	173,443	61,376

Total Current Assets	5,497,687	170,973

Oil and gas properties (Note 4)	4,353,826	4,353,826
Equipment net of depreciation (Note 5)	3,563	3,325

TOTAL ASSETS	$9,855,076	$4,528,124

LIABILITIES
Current Liabilities
Accounts payable	$44,065	$207,890
Accounts payable – related parties (Note 7)	263,091	465,737
Note payable (Note 6)	11,250	11,250

Total Current Liabilities	318,406	684,877

Loan payable (Note 8)	–	287,406

Total Liabilities	318,406	972,283

SHAREHOLDERS’ EQUITY
Common stock: (Note 9)
Authorized: 300,000,000 shares at $0.001 par value
Issued and outstanding: 83,635,955 shares
(September 2006 – 62,979,289) (Note 9)	83,635	62,979
Additional paid in capital	14,649,284	6,513,620
Capital stock subscriptions received
(2006 – 5,400,000 shares)	–	739,827
Deficit (dated September 10, 2003)	(5,196,249)	(3,760,585)

Total Shareholders’ Equity	9,536,670	3,555,841

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,855,076	$4,528,124

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended September 30, 2007 and 2006 and 2005 and the Period September 10, 2003
(Inception of Exploration Stage) to September 30, 2007

	2007	2006	2005	September 10, 2003 to September 30, 2007

Revenue	$–	$–	$–	$–

Expenses
Administrative	1,452,958	1,341,713	1,172,417	4,561,287
Share based compensation	246,643	558,882	–	805,525

Net loss from operations	(1,699,601)	(1,900,595)	(1,172,417)	(5,366,812)

Other income and expenses
Forgiveness of loan payable (Note 8)	287,406	–	–	287,406
Interest income	50,183	2,492	13,478	66,153
Interest expense	(73,652)	(24,179)	(103,610)	(207,862)
Settlement of debt	–	–	–	24,866

Net loss and comprehensive loss	$(1,435,664)	$(1,922,282)	$(1,262,549)	$(5,196,249)

Net loss per common share
Basic and diluted	$(0.02)	$(0.03)	$(0.03)

Weighted average outstanding shares
– stated in 1,000’s
Basic and Diluted	70,836	58,839	38,117

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Period September 10, 2003 (Inception of Exploration Stage) to September 30, 2007

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

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Continued)
For the Period September 10, 2003 (Inception of Exploration Stage) to September 30, 2007

	Common Shares			Capital
			Additional	Stock
			Paid in	Subscriptions	Accumulated
	Shares	Amount	Capital	Received	Deficit	Total

Balance carried forward
At September 30, 2005	52,031,289	52,031	3,512,054	2,027,639	(1,838,303)	3,753,421

Issuance of common stock
Private placement October 11, 2005
- Shares	3,150,000	3,150	667,266	(250,000)	–	420,416
- Warrants (3,150,000)	–	–	553,584	–	–	553,584
Private placement January 13, 2006
- Shares	73,000	73	55,345	–	–	55,418
- Warrants (73,000)	–	–	46,402	–	–	46,402
Exercise option agreement
February 23, 2006
- Shares	4,707,750	4,708	640,277	(644,985)	–	–
Exercise option agreement
June 13, 2006
- Shares	2,867,250	2,867	389,960	(392,827)	–	–
Warrants exercised
July 28, 2006	100,000	100	59,900	–	–	60,000
Warrants exercised
September 11, 2006	50,000	50	29,950	–	–	30,000
Options granted for services	–	–	558,882	–	–	558,882

Net operating loss for the
year ended September 30, 2006	–	–	–	–	(1,922,282)	(1,922,282)

Balance at September 30, 2006	62,979,289	62,979	6,513,620	739,827	(3,760,585)	3,555,841

Settlement Agreement January 22, 2007
- Shares	1,600,000	1,600	433,950	–	–	435,550
Exercise option agreement April 4, 2007
- Shares	5,400,000	5,400	734,427	(739,827)	–	–
Private placement May 25, 2007
- Shares	5,000,000	5,000	1,086,348	–	–	1,091,348
- Warrants (5,000,000) (Note 9)	–	–	758,652	–	–	758,652
Private placement June 22, 2007
- Shares	8,333,333	8,333	2,731,300	–	–	2,739,633
- Warrants (8,333,333) (Note 9)	–	–	1,676,492	–	–	1,676,492
- Special warrants (1,000,000) (Note 9)	–	–	283,875	–	–	283,875
Private placement July 11, 2007
- Shares	323,333	323	106,559	–	–	106,882
- Warrants (323,333) (Note 9)	–	–	66,397	–	–	66,397
- Special warrants (38,800) (Note 9)	–	–	11,021	–	–	11,021
Options granted for services	–	–	246,643	–	–	246,643

Subtotal carried forward	83,635,955	83,635	14,649,284	–	(3,760,585)	10,972,334

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Continued)
For the Period September 10, 2003 (Inception of Exploration Stage) to September 30, 2007

				Capital
			Additional	Stock
			Paid in	Subscriptions	Accumulated
	Shares	Amount	Capital	Received	Deficit	Total

Subtotal carried forward from
previous page	83,635,955	83,635	14,649,284	–	(3,760,585)	10,972,334

Warrant exchange September 4, 2007
- Share value transferred
from warrants	–	–	11,467	–	–	11,467
- Warrants cancelled (500,000)	–	–	(130,276)	–	–	(130,276)
- Warrants issued (625,000)	–	–	118,809	–	–	118,809
Warrant exchange September 10, 2007
- Share value transferred
from warrants	–	–	7,237	–	–	7,237
- Warrants cancelled (287,500)	–	–	(74,909)	–	–	(74,909)
- Warrants issued (359,375)	–	–	67,672	–	–	67,672

Net operating loss for the year ended September 30, 2007	–	–	–	–	(1,435,664)	(1,435,664)

Balance at September 30, 2007	83,635,955	$83,635	$14,649,284	$–	$(5,196,249)	$9,536,670

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended September 30, 2007, 2006 and 2005 and the Period September 10, 2003
(Inception of Exploration Stage) to September 30, 2007

	2007	2006	2005	September 10, 2003 to September 30, 2007

CASH PROVIDED BY (USED IN):

Operating Activities
Net loss	$(1,435,664)	$(1,922,282)	$(1,262,549)	$(5,196,249)
Items not affecting cash:
Stock based compensation	246,643	558,882	–	805,525
Bad debts	–	–	170,084	170,084
Amortization	1,420	914	–	2,334
Forgiveness of loan payable	(287,406)	–	–	(287,406)
Settlement of lawsuit	435,550	–	–	435,550
Commissions withheld from loans proceeds	–	–	–	121,000
Net changes in non-cash working capital (Note 11)	(499,347)	193,643	34,006	(119,882)

	(1,538,804)	(1,168,843)	(1,058,459)	(4,069,044)

Investing Activities
Purchase of equipment	(1,658)	(3,637)	(333)	(5,628)
Purchase of oil and gas properties	–	–	–	(111,392)
Cash from acquisition of subsidiary	–	–	11,141	11,141
Return of costs from farmout agreement	–	961,426	–	961,426

	(1,658)	957,789	10,808	855,547

Financing Activities
Loan payable	–	1,448	274,404	275,852
Loan advance – related parties	–	11,604	(808,445)	(811,746)
Note payable repayment	–	(31,910)	(68,146)	(100,056)
Debenture advance (repayment)	–	(1,021,463)	16,573	(1,004,890)
Proceeds from issuance from common stock	6,734,300	1,165,820	1,269,379	9,219,499
Proceeds from debenture net of commissions	–	–	–	879,000

	6,734,300	125,499	683,765	8,457,659

Increase (decrease) in cash and cash equivalents	5,193,838	(85,555)	(363,886)	5,244,162

Cash and cash equivalents, beginning of year	50,324	135,879	499,765	–

Cash and cash equivalents, end of year	$5,244,162	$50,324	$135,879	$5,244,162

Supplemental Cash Flow Information:
Interest Expense	$73,652	$24,179	$103,610

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 and 2006

1.           NATURE OF BUSINESS

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

The terms of the bankruptcy settlement included: (1) a reverse common stock split of 30 shares of outstanding stock for 1 share; (2) increasing the authorized common capital stock from 25,000,000 to 50,000,000 shares with a par value of $0.001; (3) a change in the name of the Company from “Allied Devices Corporation” to “Deep Well Oil & Gas, Inc.”; and (4) the authorization for the issuance of 2,000,000 post split restricted common shares and 4,000,000 post split common shares in exchange for $50,000, which was paid into the bankruptcy court by the recipients of the shares.

Restated and amended articles of incorporation completing the terms of the bankruptcy have been filed in the state of Nevada.

Upon emergence from Chapter 11 proceedings, Deep Well adopted fresh-start reporting in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (SOP 90-7). In connection with the adoption of fresh-start reporting, a new entity was deemed created for financial reporting purposes. For financial reporting purposes, Deep Well adopted the provisions of fresh-start reporting effective September 10, 2003. In adopting the requirements of fresh-start reporting as of September 10, 2003, the company was required to value its assets and liabilities at fair value and eliminate any accumulated deficit as of September 10, 2003. Deep Well emerged from Chapter 11 proceedings with no assets and liabilities pursuant to the Bankruptcy Order. Because the current business, heavy oil and gas exploration has no relevance to the predecessor company, there is no basis for financial comparisons between the Deep Well’s current operations and the predecessor company.

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

Basis of Consolidation

These consolidated financial statements include the accounts of (1) Northern Alberta Oil Ltd. (“Northern”), from the date of acquisition, being June 7, 2005, incorporated under the Business Corporations Act (Alberta), Canada; and (2) Deep Well Oil & Gas (Alberta) Ltd., incorporated under the Business Corporations Act (Alberta), Canada on September 15, 2005. As of September 30, 2007, Deep Well owned 100% (2006 – 100%) of the Northern common shares and owns 100% (2006 – 58%) of the Northern preferred shares. All inter-company balances and transactions have been eliminated. The Company has received “Capital stock subscriptions” (2006 - $739,827) relating to the Northern preferred shares for which Deep Well has exclusive rights to call in the future. These rights were called on April 4, 2007. The information furnished includes the financial results of Northern, with effect from June 7, 2005 (see Note 3 – “Business Combination” to the Notes to the Consolidated Financial Statements).

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. Cash also consists of cash held in trust.

Equipment

Equipment are stated at cost. Amortization expense is computed using the declining balance method over the estimated useful life of the asset. The following is a summary of the estimated useful life used in computing amortization expense:

Equipment	- 30%
Software	- 100%
Furniture	- 20%

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

Asset Retirement Obligations

The Company accounts for asset retirement obligations by recording the estimated future cost of the Company’s plugging and abandonment obligations when incurred, which is at the time the well is completely drilled. Upon initial recognition of an asset retirement obligation, the Company increases the carrying amount of the long-lived asset by the same amount as the liability. Over time, the liabilities are accreted for the change in their present value, through charges to oil and gas production and well operations costs. The initial capitalized costs are depleted over the useful lives of the related assets, through charges to depreciation, depletion and amortization. If the fair value of the estimated asset retirement obligation changes, an adjustment is recorded to both the asset retirement obligation and the asset retirement cost. Revisions in estimated liabilities can result from revisions of estimated inflation rates, escalating retirement costs and changes in the estimated timing of settling asset retirement obligations. As at September 30, 2007, no asset retirement obligations exist.

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

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risk except that cash is maintained in banks over the insured amounts of $100,000 CDN, however, the amounts are maintained in banks of high quality.

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

Financial Instruments

Fair Values

The fair values of the Corporation’s accounts receivable, accounts payable, accounts payable – related parties, note and accrued interest payable and loan payable approximate their carrying values due to the short-term nature of these financial instruments.

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

Recently Issued Accounting Standards

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109, which prescribes a comprehensive model for accounting for uncertainty in tax positions. FIN No. 48 provides that the tax effects from an uncertain tax position can be recognized in the financial statements, only if the position is more likely than not of being sustained on audit by the Internal Revenue Service (“IRS”), based on the technical merits of the position. The provisions of FIN No. 48 become effective for the Company on October 1, 2007 is not expected to result in any change to the consolidated financial statements.

In May 2007, the FASB issued FASB Staff Position FIN No. 48-1, Definition of Settlement in FASB Interpretation No. 48 (“FIN No. 48-1”). FIN No. 48-1 amends FIN No. 48 to provide guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The term “effectively settled” replaces the term “ultimately settled” when used to describe recognition, and the terms “settlement” or “Settled” replace the terms “ultimate settlement” or “ultimately settled” when used to describe measurement of a tax position under FIN No. 48. FIN No. 48-1 clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. The adoption of FIN No. 48-1, becomes effective October 1, 2007 and is not expected to have an effect on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Accounting for Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value within generally accepted accounting principles and expands required disclosure about fair value measurements. SFAS No. 157 does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-2, Effective Date of FASB Statement No.157, which delayed the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective October 1, 2009, the Company will adopt SFAS No. 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS No. 157-b. The Company is evaluating the effect that these new standards will have, if any, in the consolidated financial statements when adopted.

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

3.           BUSINESS COMBINATION

On June 7, 2005, Deep Well completed its acquisition of Northern Alberta Oil Ltd. by way of a share exchange agreement where by Deep Well would acquire all the outstanding common shares of Northern by giving up newly issued restricted shares of Deep Well common stock. In addition Deep Well also has the exercised options to acquire all of the preferred shares of Northern through a similar share exchange. As consideration Northern shareholders will receive three (3) shares of Deep Well common stock for every one (1) share of Northern common stock and each preferred Northern stock holder will receive thirty (30) shares of Deep Well common stock for every one (1) preferred Northern share held. The Northern preferred shares were converted into 12,975,000 Deep Well common shares.

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

As per SFAS No. 141 the measurement of the consideration is based on the fair value of the consideration given or the fair value of the net assets acquired, whichever is more clearly evident and, thus, more reliably measurable. In this case the quoted market price of the equity security issued (Deep Well shares) to effect the business combination has been used to estimate the fair value of the net assets of the entity after recognizing the possible effects of price fluctuations, quantities traded, issue costs, and the like. In this case the Company examined two private placements on March 10, 2005 and August 12, 2005 to determine if a discount to the share price would be needed. Both of the private placements consisted of shares and attached warrants therefore the Black Scholes pricing model was used to determined how to allocate the private placement proceeds to the shares and warrants. The results showed that a discount rate between 37% and 65% would need to be used. The Deep Well share price on June 7, 2005 was $0.39 and with a discount rate of 65% the price per share would be $0.14.

Included in the consideration is the possible conversion of each Northern preferred share into 30 Deep Well shares. This contingent consideration was determinable at the date of acquisition and has been included as part of the consideration given up as it was determined, beyond a reasonable doubt, that these shares would be converted in the future. The exchange agreement stipulated that Deep Well had the option to 'call' the shares after 35 months and the preferred shareholders had the option to 'put' those shares to Deep Well anytime within 36 months. It was Deep Well's intention to 'call' the shares if the preferred shareholders did not exercise their 'put' within the 36 months. As of April 4, 2007, all Northern preferred shares have been converted into Deep Well common shares resulting in Deep Well owning 100% of the Northern preferred shares.

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

4.           OIL AND GAS PROPERTIES

The Company has acquired an 80% interest in certain oil and gas properties which after a farmout agreement entered into on February 25, 2005, the Company's interest was reduced to 40% on twelve sections as described below in the November 26, 2007 settlement. These certain properties are located in North Central Alberta, Canada with a life of 15 years from the start dates which range from April 2003 to August 2004. The terms include certain commitments related to oil sand leases which require the payments of rents as long as the leases are non-producing. As of September 30, 2007, the payments due in Canadian dollars under this commitment are as follows:

2008	$46,233
2009	$46,233
2010	$41,574
2011	$41,574
Subsequent	$313,242

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

This consists of comparing the carrying value of the asset with the asset's expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows represent management's best estimate based on reasonable and supportable assumptions. Proven oil and gas properties are reviewed for impairment on a field-by-field basis. In addition, management evaluates the carrying value of non-producing properties and may deem them impaired for lack of drilling activities. No impairment losses were recognized for the year ended September 30, 2007 (2006 - $nil).

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

On November 15, 2005, the Company and its subsidiary entered into an agreement to amend a farmout agreement with Signet Energy Inc. (“Signet”), a private company owned by Surge Global Energy, Inc. (“Surge”). Under this new amended farmout agreement, Signet Energy Inc., as operator, assumed the farmout obligations, including completing, at its expense, the drilling of 10 well to earn up to a 40% working interest in the Sawn Lake oil sands project.

On November 15, 2005, as part of the settlement of a legal action the Company, and its subsidiary, and Surge agreed to amend a farmout agreement signed on February 25, 2005, between the Company, and Surge that had previously been terminated by the Company (disclosed on Form 8-K on September 29, 2005). The amendments to the agreement provided that: (1) all conditions of the farmout agreement will be deemed to have been satisfied on September 25, 2005; (2) the earning period (i.e. the period during which Signet has to drill 10 wells) under the agreement will be extended until February 25, 2008; (3) Signet will have until September 25, 2006 to drill an option well; (4) an additional 6.5 sections of land will be added to the land subject to the agreement; (5) Signet will pay the Company $1,000,000 on November 15, 2005, in satisfaction of the prospect fee outstanding, instead of after drilling the second well as stated in the farmout agreement; and (6) no shares of Surge will be issued to the Company. Instead, the Company or its subsidiaries will receive 7,550,000 common shares of Signet Energy Inc.

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

On November 26, 2007, the Company entered into a settlement with Signet and Andora Energy Corporation and resolved their differences and certain collateral matters. The settlement includes but is not limited to:

a)	the Farmout Agreement dated February 25, 2005, being effectively terminated concurrently with the execution of the settlement in regards to the Settlement Agreement;
b)	Signet being regarded as having earned an 40% working interest in a total of twelve sections;
c)	Signet will reconvey registered title to 57.5 unearned sections of the Farmout Lands, as defined in the Farmout Agreement, back to the Company.

5.           EQUIPMENT

	2007
		Accumulated	Net Book
	Cost	Amortization	Value

Equipment	$4,775	$1,764	$3,011
Software	809	539	270
Furniture	313	31	282

	$5,897	$2,334	$3,563

	2006
		Accumulated	Net Book
	Cost	Amortization	Value

Equipment	$3,970	$645	$3,325
Software	269	269	–

	$4,239	$914	$3,325

6.           NOTE PAYABLE

The Company has loans outstanding of $11,250 (2006 - $11,250) due on demand, is unsecured and bears no interest.

7.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Accounts payable – related parties of $263,091 (2006 - $465,737) results from directors fees payable by the Company. Accounts payable – related parties are unsecured, non-interest bearing and have no fixed terms of repayment.

Officers, directors, their families and their controlled entities have acquired 6.29% of the Company’s outstanding common capital stock.

8.           LOAN PAYABLE

Loan payable consisted of an amount due to a former director of the Company and a company controlled by the former director. This amount was in dispute for over three years and given the statute of limitations rules, the Company is no longer legally liable to repay the amount. The Company has treated the debt as forgiven.

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

On March 10, 2005, the Company closed on a transaction pursuant to a certain Securities Purchase Agreement ("SPA"), with two accredited investors for an aggregate purchase price of $735,000 pursuant to which the Company sold an aggregate of (1) 1,875,000 shares of the Company’s common stock, par value $0.001 per share, at a purchase price of $0.40 per share; and (2) 750,000 warrants, of which each of the warrants is exercisable from March 10, 2005 until March 9, 2010, at an exercise price equal to $0.50 per share. The Company issued the aforementioned securities to the investors pursuant to Rule 506 of Regulation D as promulgated under the Securities Act of 1933, as amended, and/or Section 4(2) of the Act. In connection with the SPA, a finder's fee of $75,000 was paid and 37,500 warrants were issued. The exercise price of the warrants will be adjusted from time to time upon the occurrence of certain events, as provided in the warrants, and as a result of the issuance of common stock on May 25, 2007, and pursuant to the SPA and Form of Warrant dated March 10, 2005, entered into by and among the Company and the investors (the "Warrant Holders"), the Company issued an adjustment to the Warrant Holders. The original warrant dated March 10, 2005, contained a price adjustment if the Company sells, issues or grants additional shares of its common stock at a price per share less than the exercise price. In the event of a price adjustment, the number of shares exercisable under the warrant would also increase. Therefore, the exercise price of the original warrant has been adjusted from $0.50 to $0.40 per common share. The Company has granted the Warrant Holders new warrants to purchase an additional 196,875 common shares for a total of 984,375 shares of the Company’s common stock at an adjusted exercise price of $0.40 per share under the same terms as the original warrant. The Company entered into a Registration Rights Agreement (“RRA”) with the investors, dated as of March 10, 2005, pursuant to which the Company was obligated to prepare and file a registration statement no later than 45 days after the closing date registering the number of shares of the Company’s common stock which was at least equal to (1) the aggregate number of shares of common stock issued under the SPA; and (2) 125% of the aggregate number of shares of common stock issuable upon exercise of the warrants. The Company must use its reasonable best efforts to cause the registration statement to become effective as soon as practicable following the filing, but in no event later than 120 days after the closing date. If the registration statement is not filed within 45 days after the closing date or declared effective within the time specified in the preceding paragraph, the Company was required to make payments to the investors equal to 2% of the purchase price and an additional 2% of the purchase price for each subsequent 30-day period as to which the registration statement was not filed or declared effective. Effective on January 22, 2007, the Company entered into a Settlement Agreement and Release of All Claims (the "Settlement Agreement") with the investors who were in receipt of the above issued shares with respect to allegations made by the investors that the Company had breached the SPA and the RRA.

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

On July 28, 2006, a warrant holder of the Company acquired 100,000 common shares, upon exercising warrants, at an exercise price of $0.60 per common share for total gross proceeds to the Company of $60,000.

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

The warrants outstanding as of September 30, 2007 were 19,463,787 (2006 – 4,571,446) and are valued at $3,714,934 (2006 - $937,201).

10.         STOCK OPTIONS

On November 28, 2005, the Board of Directors (the “Board’) of Deep Well adopted the Deep Well Oil & Gas, Inc. Stock Option Plan (the “Plan”). The Plan has not yet been ratified by the shareholders, which it must be to become effective. The Plan, which will be administered by the Board, permits options to acquire shares of the Company’s common stock (the “Common Shares”) to be granted to directors, senior officers and employees of the Company and its subsidiaries, as well as certain consultants and other persons providing services to the Company or its subsidiaries.

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

On November 28, 2005, the Company granted its directors, Horst A. Schmid and Curtis James Sparrow, options to purchase 375,000 shares each of common stock at an exercise price of $0.71 per share, 175,000 vesting immediately and the remaining vesting one-half on February 6, 2006 and one-half on February 6, 2007, with a five-year life.

On November 28, 2005, the Company granted a director of a subsidiary of the Company, Moses Ling, options to purchase 187,500 shares each of common stock at an exercise price of $0.71, per share 37,500 vesting immediately and the remaining vesting one-third on June 6, 2006, one-third on June 6, 2007 and one-third on June 6, 2008, with a five-year life.

On November 28, 2005, the Company granted Trebax Projects Ltd., a corporation providing consulting services to the Company or its subsidiary and wholly owned by a director, options to purchase 390,000 shares of common stock at an exercise price of $0.71, per share vesting one-third on September 1, 2006, one-third on September 1, 2007 and one-third on September 1, 2008, with a five-year life. On September 21, 2007, 130,000 of the remaining non-vested stock options were terminated as Cyrus Spaulding resigned as the Chief Operating Officer of the Company.

On November 28, 2005, the Company granted Portwest Investments Ltd., a corporation providing consulting services to the Company or its subsidiary and wholly owned by a director, options to purchase 390,000 shares of common stock at an exercise price of $0.71, per share vesting one-third on July 1, 2006, one-third on July 1, 2007 and one-third on July 1, 2008, with a five-year life.

On November 28, 2005, the Company granted Concorde Consulting, a corporation providing consulting services to the Company or its subsidiary and wholly owned by a director, options to purchase 390,000 shares of common stock at an exercise price of $0.71, per share vesting one-third on July 1, 2006, one-third on July 1, 2007 and one-third on July 1, 2008, with a five-year life.

On October 25, 2006, the Company granted its director David Roff options to purchase 375,000 shares of common stock at an exercise price of $0.71 per share, 75,000 vesting immediately and the remaining one-third on April 6, 2007, one-third on April 6, 2008 and one-third on April 6, 2009 with a five-year life.

On September 20, 2007, the Company granted R.N. Dell Energy Ltd., a corporation providing consulting services to the Company or its subsidiary, options to purchase 240,000 shares of common stock at an exercise price of $0.47 per share, vesting at a rate of 20,000 per month commencing October 31, 2007, with a five-year life.

On September 20, 2007, the Company granted one of its employees, Maureen Griffiths, options to purchase 36,000 shares of common stock at an exercise price of $0.47 per share, 8,000 vesting immediately and the remainder vesting at a rate of 2,000 per month commencing September 30, 2007, with a five-year life.

For the year ended September 30, 2007, the Company recorded $246,643 (2006 - $558,882) of compensation expense based on its use of the Black Scholes model to estimate the grant-date fair value of these unit option awards. No options were exercised during the year ended September 30, 2007; therefore, the intrinsic value of the options exercised during 2007 is nil. As of September 30, 2007, there was a total of $149,153 of unrecognized compensation cost related to the non-vested portion of these unit option awards. At September 30, 2007, this cost was expected to be recognized over a weighted-average period of 3.41 years. Compensation expense is based upon straight-line amortization of the grant-date fair value over the vesting period of the underlying unit option. Since the Company is a relatively new public company and has minimal trading history, it has used an estimated volatility of approximately 158% for 2007 based on the trading history available.

	Shares Underlying Options Outstanding			Shares Underlying Options Exercisable
Range of Exercise Prices	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price
$0.47 at September 30, 2007	276,000	4.97	$0.47	10,000	$0.47
$0.71 at September 30, 2007	3,102,500	3.27	0.71	2,392,500	0.71

	3,378,500	3.41	$0.69	2,402,500	$0.71

The aggregate intrinsic value of exercisable options as of September 30, 2007, was $900 (2006 – $nil).

The Company has used a weighted average risk free rate of 4.27% in its Black Scholes calculation of grant-date fair value, which is based on U.S. Treasury interest rates at the time of the grant whose term is consistent with the expected life of the stock options. Expected life represents the period of time that options are expected to be outstanding and is based on the Company’s best estimate. The Company has also discounted the fair value of the stock options calculated using the Black Scholes model using a discount rate determined by comparing the trading price of the shares with the deemed price of shares on private placements closed during the year. The following table represents the weighted average assumptions used for the Black Scholes option-pricing model:

2007

Average risk-free interest rates	4.27%
Average expected life (in years)	5
Volatility	158%

The following is a summary of stock option activity for 2007:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Market Value

Balance, September 30, 2005	–	$–	$–
Options granted November 28, 2005	2,857,500	0.71	0.27

Balance, September 30, 2006	2,857,500	0.71	0.27
Options cancelled September 21, 2007	(130,000)	0.71	0.27
Options granted October 25, 2006	375,000	0.71	0.38
Options granted September 20, 2007	276,000	0.47	0.45

Balance, September 30, 2007	3,378,500	$0.69	$0.30

Exercisable, September 30, 2007	2,402,500	$0.71	$0.28

The following table summarizes the status of the Company’s non-vested stock options since October 1, 2005:

	Non-Vested Options
	Number of Shares	Weighted Average Exercise Price

Non-vested at October 1, 2005	–	$–
Granted	2,857,500	0.71
Vested	(1,377,500)	0.71

Non-vested at September 30, 2006	1,480,000	0.71
Cancelled	(130,000)	0.71
Granted	651,000	0.61
Vested	(1,025,000)	0.71

Non-vested at September 30, 2007	976,000	$0.64

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

11.         CHANGES IN NON-CASH WORKING CAPITAL

	2007	2006	2005

Accounts receivable	$(20,809)	$(10,546)	$(12,435)
Prepaid expenses	(112,067)	(33,475)	22,786
Accounts payable	(366,471)	237,664	23,655

	$(499,347)	$193,643	$34,006

12.         INCOME TAXES

As of September 30, 2007, the Company has approximately $1,731,992 (2006 – $1,450,032) of net operating losses expiring through 2027 that may be used to offset future taxable income but are subject to various limitations imposed by rules and regulations of the Internal Revenue Service. The net operating losses are limited each year to offset future taxable income, if any, due to the change of ownership in the Company's outstanding shares of common stock. In addition, at September 30, 2007, the Company had an unused Canadian net operating loss carry-forward of approximately $5,087,469 (2006 – $3,440,416), expiring through 2028. These operating loss carry-forwards may result in future income tax benefits of approximately $2,240,292; however, because realization is uncertain at this time, a valuation reserve in the same amount has been established. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The components of the net deferred tax asset, the statutory tax rate, the effective rate and the elected amount of the valuation allowance are as follows:

	Year Ended September 30, 2007	Year Ended September 30, 2006

Statutory and effective tax rate
Domestic
Statutory U.S. federal rate	35.00%	35.00%
Foreign	32.12%	32.87%

Income taxes recovered at the statutory and effective tax rate
Domestic
Statutory U.S. federal rate	$184,870	$308,457
Foreign	291,476	342,169

Timing differences:
Non-deductible expenses	(91,707)	(320,122)
Financing fees	61,351	61,184
Other deductible charges	43,256	54,517
Benefit of tax losses not recognized in the year	(489,246)	(446,205)

Income tax recovery (expense) recognized in the year	$–	$–

The approximate tax effects of each type of temporary difference that gives rise to deferred tax assets are as follows:

	September 30, 2007	September 30, 2006

Deferred income tax assets (liabilities)
Net operating loss carry-forwards	$2,240,292	$1,638,376
Oil and gas properties	108,731	(92,002)
Finance fee deductible in future years	70,246	126,881
Equipment	904	379
Valuation allowance	(2,420,173)	(1,673,634)

Net deferred income tax assets	$–	$–

13.         COMMITMENTS

Compensation to Directors

Since the acquisition of Northern Alberta Oil Ltd., the Company and Northern have entered into the following contracts with the following companies for the services of their officers:

1)	Portwest Investments Ltd., a company owned 100% by Dr. Horst A. Schmid, for providing services to the Company as Chief Executive Officer and President for $12,500 Cdn per month.

2)	Concorde Consulting, a company owned 100% by Mr. Curtis J. Sparrow, for providing services as Chief Financial Officer to the Company for $15,000 Cdn per month.

3)	Brave Consulting, a company 50% owned by Mr. David Roff, for providing consulting services to the Company for $8,000 Cdn per month. As of August 2007 the amount has increased to $12,000 per month.

Compensation to Contractor

R.N. Dell Energy Ltd. has been contracted to provide geological services to the Company for $17,700 Cdn per month.

14.         SUBSEQUENT EVENTS

On December 4, 2007, Deep Well amicably resolved all outstanding issues with their Sawn Lake heavy oil project partner, Andora Energy Corporation (“Andora”), to both company’s operational and commercial satisfaction. The settlement includes the following key points:
•
Deep Well has confirmed that Andora has earned a 40% working interest (“WI”) in 12 sections (the “Earned Sections”) of oil sands development leases by way of the 2005 farmout agreement entered into between Deep Well and Signet Energy Inc. (Signet was subsequently acquired by Andora in September 2007). Six of these sections have already been conveyed to Andora (Signet at the time) with the final six sections to be transferred.

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

Deep Well is seeking injunctive relief and/or other damages in connection with the Complaint, however the amount of damages received or the likelihood of success is indeterminable.

On April 2, 2008, Deep Well participated in a public offering of Crown Petroleum and Natural Gas Rights held by the Alberta Department of Energy, in which the Company successfully bid on 1 petroleum and natural gas license covering 3,795 gross acres (1,536 gross hectares) for a total of six sections in the Ochre area.  Deep Well acquired an undivided 100% working interest in these six sections located in the Peace River oil sands area approximately fourteen miles west of the Sawn Lake properties.

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

15.         LEGAL ACTIONS

I.G.M. Resources Corp vs. Deep Well Oil & Gas, Inc., et al

On March 10, 2005, I.G.M. Resources Corp. ("the Plaintiff") filed against Classic Energy Inc., 979708 Alberta Ltd., Deep Well Oil and Gas, Inc., Nearshore Petroleum Corporation, Mr. Steven P. Gawne, Rebekah Gawne, Gawne Family Trust, 1089144 Alberta Ltd., John F. Brown, Diane Lynn McClaflin, Cassandra Doreen Brown, Elissa Alexandra Brown, Brown Family Trust, Priority Exploration Ltd., Northern Alberta Oil Ltd. and Gordon Skulmoski (“the Defendant”) a Statement of Claim in the Court of Queen's Bench of Alberta Judicial District of Calgary.  This suit is a part of a series of lawsuits or actions undertaken by the Plaintiff against some of the other above defendants.

The Plaintiff was and still is a minority shareholder of 979708 Alberta Ltd. ("979708"). 979708 was in the business of discovering, assembling and acquiring oil and gas prospects. In 2002 and 2003, 979708 acquired oil and gas prospects in the Sawn Lake area of Alberta. On or about the 14th of July, 2003 all or substantially all the assets of 979708 were sold to Classic Energy Inc. The Plaintiff claims the value of the assets sold was far in excess of the value paid for those assets. On April 23, 2004 Northern Alberta Oil Ltd., purchased Classic Energy Inc.'s assets some of which are under dispute by the Plaintiff. On June 7, 2005 Deep Well acquired all of the common shares of Northern thereby giving Deep Well an indirect beneficial interest in the assets the Plaintiff is claiming an interest in.

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

Hardie & Kelly vs. Brown et al

On June 2, 2006, Hardie and Kelly (“the Plaintiff”), Trustee of the Estate of John Forbes Brown filed against John Forbes Brown, a bankrupt, Diane Lynn McClaflin, 1089144 Alberta Ltd., and Deep Well (“the Defendants”) an Amended Statement of Claim in the Court of Queen's Bench of Alberta Judicial District of Calgary.  John Forbes Brown was a former officer and then sub-contractor of Deep Well before and during the time he was assigned into bankruptcy on July 12, 2004. The Plaintiff claims, in addition to other issues unrelated to Deep Well, that John Forbes Brown received a 4,812,500 Deep Well shares as a result of his employment in Deep Well and that John Forbes Brown improperly assigned these shares to the numbered company as a ruse entered into on the eve of insolvency by John Forbes Brown in order to facilitate the hiding of assets from his creditors and the trustee of his bankruptcy. The Plaintiff further claims that on August 23, 2004 John Forbes Brown advised the Plaintiff that he in fact owned the above shares and did not disclose this ownership in his bankruptcy statement of affairs. The Plaintiff further claims that John Forbes Brown would lodge the said shares with his lawyer until such time as these shares could be transferred to the Plaintiff. The Plaintiff further claims that unbeknownst to them John Forbes Brown surreptitiously removed the shares from his lawyer's office and delivered them to Deep Well so that Deep Well could cancel them.  The Plaintiff claims that Deep Well conspired with John Forbes Brown to defraud the creditors of John Forbes Brown by taking receipt and cancelling the said shares. The Plaintiff claims that consideration paid by Deep Well for the said shares was invested in the home owned by John Forbes Brown and his wife. The Plaintiff seeks; (1) an accounting of the proceeds and benefits derived by the dealings of the shares; (2) the home owned by John Forbes Brown and his wife, to be held in trust on behalf of the Plaintiff and an accounting of proceeds related to this trust; (3) damages from the Defendants because of their actions; (4) a judgement for $15,612,645 Cdn; (5) an order to sell John Forbes Brown's home; and (6) interest and costs.

Deep Well believes it did not conspire with John Forbes Brown to defraud John Forbes Brown's creditors and further Deep Well did not receive nor give John Forbes Brown any consideration in regards to the cancelling of said shares. Deep Well plans to vigorously defend itself against the Plaintiff's claims.

16.         COMPARATIVE FIGURES

Certain of the comparative figures have been reclassified to conform with the presentation adopted in the current year.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the fiscal years ended September 30, 2007 and 2006, there were no changes in, or disagreements with, our independent accountant on accounting and financial disclosure matters.

ITEM 9A.             CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of our fiscal year ended September 30, 2007, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as amended was carried out under the supervision and with the participation of our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that as of the end of that fiscal year, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the fiscal year ended September 30, 2007, there were changes and improvements in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the fiscal year we continued to implement the formalization and centralization of our accounts payable functions and multi-currency accounting software.

ITEM 9B.             OTHER INFORMATION

Deep Well reported all information that was required to be disclosed during the fourth quarter of the fiscal year covered by this Form 10-K in a Form 10-QSB report filed with the SEC on October 30, 2007.

Subsequent Events Not Reported on Form 8-K during the fourth quarter covered by this Form 10-K report but were reported on a Form 10-QSB filed with the SEC on October 30, 2007 are as follows:

On July 11, 2007, our Company completed a private placement of 323,333 units at a price of $0.60 per unit for $194,000. Each unit consisted of one common share and one common share purchase warrant and another twelve one-hundredths common share purchase warrant (“Special Warrant”). Each warrant entitles the holder to purchase one additional common share at a price of $0.90 per common share for a period of three years from the date of closing. Each Special Warrant entitles the holder to purchase a common share at a price of $1.20 for a period of five years from the date of closing. The exercise price of the warrants and the Special Warrants will be adjusted from time to time upon the occurrence of certain events, as provided in the warrants. The warrants expire on July 11, 2010 and the Special Warrants expire on July 11, 2012. In connection with the private placement a finder’s fee of $9,700 was paid. The units were issued pursuant to Regulation S under the 1933 Act.

On September 4th and 10th of 2007, as a result of the issuance of common stock on May 25, 2007 and pursuant to a security purchase agreement and form of warrant dated March 10, 2005 entered into by and among our Company and two accredited investors (the “Warrant Holders”) our Company issued an adjustment to the Warrant Holders. The original warrant, dated March 10, 2005, contained a price adjustment if our Company sells, issues or grants additional shares of its common stock at a price per share less than the exercise price. In the event of a price adjustment, the number of shares exercisable under the warrant would also increase. Therefore, the exercise price of the original warrant has been adjusted from $0.50 to $0.40 per common share. Our Company has granted the Warrant Holders new warrants to purchase 984,375 shares of our Company's common stock at an adjusted exercise price of $0.40 per share under the same terms as the original warrant.

On September 7, 2007, the claims of Star Capital Inc. were dismissed in its entirety against our Company pursuant to an Order granted by the court. Star Capital Inc.’s claims were originally filed with the Court of Queen’s Bench of Alberta in the Judicial District of Calgary pursuant to an Amended Originating Notice which was filed on March 29, 2007 against Deep Well, Deep Well Alberta, Northern and some of the directors of our Company in addition to other individuals as set out in its Amended Originating Notice. The parties later implemented an Amending Agreement and Mutual General Release. Subsequent to the Amending Agreement and Mutual General Release, Star Capital Inc. filed an additional Originating Notice of Motion on February 26, 2008. The settlement of this further claim was completed in March of 2008, whereby the parties agreed upon a Full and Final Mutual Release.

On September 21, 2007, Mr. Cyrus James Spaulding, Chief Operating Officer of our Company, resigned from his position as Chief Operating Officer. Mr. Spaulding’s existing employment agreement with our Company has been terminated in connection with his resignation. Mr. Spaulding has retained his position as Director our Company.

On October 1, 2007, our Company through its wholly-owned subsidiary, Northern entered into a Consulting Agreement, effective September 20, 2007, with R.N. Dell Energy Ltd. (hereinafter referred to as “Contractor”), whose primary consultant is Mr. Edward A. Howard, to assist us in the further exploitation and development of our Sawn Lake project. Under the terms of the Consulting Agreement, the Contractor will be paid $17,700 Cdn per month, options to purchase shares of our common stock and reimbursement of certain expenses incurred by the Contractor.

On September 28, 2007, our Board of Directors granted options to R.N. Dell Energy Ltd. as a Contractor of the Company to acquire 240,000 common shares of our Company at the exercise price of $0.47 per common share (being the closing price as of the day before the discussions with the Contractor) which shall be vested at a rate of 20,000 common shares per month commencing October 31, 2007 so long as the Contractor continues to provide consulting services to us, on such vesting dates.

On September 28, 2007, our Board of Directors granted options to one employee to acquire 36,000 common shares of our Company at the exercise price of $0.47 per common share, of which 8,000 shall be vested immediately and 28,000 shall be vested at a rate of 2,000 common shares per month commencing September 30, 2007 so long as the employee continues to provide employment services to us, on such vesting dates.

PART III

ITEM 10.              DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The directors and executive officers of Deep Well are as follows:

As at September 30, 2007
Name	Age	Position/Office

Dr. Horst A. Schmid	74	Director and Chairman of the Board, President and Chief Executive Officer
Mr. Donald E. H. Jones	54	Director
Mr. David Roff	36	Director
Mr. Cyrus Spaulding	51	Director
Mr. Curtis James Sparrow	50	Director and Chief Financial Officer, Secretary and Treasurer

As at September 16, 2009
Name	Age	Position/Office

Dr. Horst A. Schmid	76	Director and Chairman of the Board, President and Chief Executive Officer
Mr. Christian Demoyen	69	Director
Mr. Donald W. Hryhor	53	Director
Mr. Donald E. H. Jones	56	Director
Mr. David Roff	38	Director
Mr. Cyrus Spaulding	53	Director
Mr. Curtis James Sparrow	52	Director and Chief Financial Officer, Secretary and Treasurer
Mr. Malik Youyou	56	Director

Biographies of Directors and Executive Officers

Brief biographies of the directors and executive officers of Deep Well are set forth below. All directors hold office until the next annual stockholders’ meeting or until their death, resignation, retirement, removal, disqualification or until their successors have been elected and qualified. Vacancies in the existing Board may be filled by majority vote of the remaining directors. Officers of our Company serve at the will of the Board of Directors. As of September 30, 2007 there are no written employment contracts outstanding, but there are consulting contracts as disclosed herein.

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

Mr. Curtis James Sparrow served as director of Deep Well from February 6, 2004 until June 29, 2005. On July 1, 2005, Mr. Sparrow accepted a reappointment back to the Board of Directors. From February 9, 2004 to present Mr. Sparrow has been the Chief Financial Officer, Corporate Secretary and Treasurer of Deep Well. Since before May 1994, Mr. Sparrow has been a self-employed management consultant. Mr. Sparrow has been involved in the oil and gas industry in various capacities for over 30 years. He held directorships and senior officer positions with junior exploration and development companies before becoming a self-employed consultant. He has since participated in the marketing side of the oil and gas industry, and was part of an acquisition team formed to assess and develop a bid for a multi-billion dollar integrated oil company. His experience also includes corporate and project management, international businesses and mining. Mr. Sparrow received his Bachelor of Science Degree in Engineering and Masters Degree in Business Administration from the University of Alberta. Mr. Sparrow is also a registered Professional Engineer.

Mr. Cyrus Spaulding has served as director of Deep Well from June 29, 2005 to present. Early in his career he joined Husky Oil Operations Ltd. as a reservoir-engineering technologist where he provided data analysis on secondary recovery schemes for heavy oil projects. In the mid 1990’s he joined Colt Engineering Corporation as the lead engineer for the Amoco Primrose Commercial SAGD project. He is a registered Professional Engineer with over 17 years experience in the oil and gas industry. He has worked on projects in Canada as well as overseas. His experience includes gas plants, hydrocarbon liquids fractionation plants, heavy oil pilot plants and heavy oil commercial plants. He has also worked with a major oil and gas company in Alberta providing forecasting and analysis on heavy oil projects. Mr. Spaulding is a graduate of Lakehead University. Mr. Spaulding served our Company as Chief Operating Officer from September 1, 2005 to September 21, 2007.

Mr. Donald E. H. Jones has been a director of Deep Well from June 29, 2005 to present. Mr. Jones brings over 30 years of broad oil, natural gas and petrochemical experience to our Company. His experience spans the manufacturing and service sectors, as well as engineering and project management in the EPC environment. He has also worked at a senior management level for companies with both new and established oil and gas properties. At one time, Mr. Jones was Project Manager, including field construction, commissioning, and optimization for a SAGD Pilot Facilities, which laid the groundwork for commercial scale production and processing of heavy oil. A graduate of the University of Calgary, Mr. Jones is a registered Professional Engineer. He has significant domestic and international experience having worked in Canada, Africa, Russia, Kazakhstan, South East Asia and Columbia, where he is currently manager for a Calgary based exploration and development Company.

Mr. David Roff is currently serving as a director of Deep Well since his reappointment on April 3, 2006. He was the former President and Sole Director of Deep Well from September 10, 2003 until February 6, 2004. Mr. Roff is the co-president of, Brave Consulting, a private consulting and investment corporation and has held this position since 2001. Brave Consulting was engaged by Deep Well in July 2005 until March 2009. Mr. Roff has extensive experience working with small cap public companies for more than ten years. Prior to that, Mr. Roff was a management consultant for Coopers & Lybrand Consulting where he advised large financial institutions, investment fund complexes and other organizations on technology and internal control strategies. Mr. Roff is an officer and director of Arkson Nutraceuticals and Hudson’s Grill International. Mr. Roff is a Chartered Accountant with a B.A. degree from the University of Western Ontario.

Mr. Malik Youyou has been a director of Deep Well from August 20, 2008 to present. Mr. Youyou is an experienced international entrepreneur, investor and director of several companies.

Mr. Christian Demoyen has been a director of since January 8, 2009 to present. Mr. Demoyen is the Senior Partner of the law firm Demoyen & Associés. He is also a visiting Professor at the Paris University of Law and the Conservatoire National des Arts et Métiers. He received his Doctor in Law (PhD) degree from the University of Paris. He also attended the School of Political Sciences in Paris.

Mr. Donald Wayne Hryhor has been appointed to our board of directors as of September 16, 2009. Mr. Hryhor currently acts as President and Chief Executive Officer of Thunder River Energy Inc. (and Thunder’s subsidiary, CIMA Holdings Inc. in New Mexico), and operates privately as President and Chief Executive Officer of both Canadian Wildcat Corporation and Western Crown Corporation. Mr. Hryhor is a director of Thunder River Energy Inc., Canadian Wildcat Corporation and Western Crown Corporation.

Significant Employees

Other than the current executive officers of our Company the following are expected to make a significant contribution to our Company:

Effective September 20, 2007, our Company entered into a Consulting Agreement with R.N. Dell Energy Ltd. whose primary consultant is Mr. Edward A. Howard, to assist our Company in the further exploitation and development of our Company’s Sawn Lake project. Mr. Howard is a Geologist and Palynologist with over 40 years of heavy oil experience. Most recently Mr. Howard was Vice President of Exploration and Development for Signet (recently acquired by Andora). Mr. Howard has also worked with several companies in the heavy oil sector including Sceptre Resources (since taken over by CNRL) at their Tangleflags field and Shell Canada at their Peace River Project. Mr. Howard was credited with the discovery and early development of the first successful Steam Assisted Gravity Drainage (“SAGD”) heavy oil extraction project for Sceptre at the Tangleflags field. While at Shell from 1967 to 1977 Mr. Howard was instrumental in developing Shell’s Peace River strategy from the early inception through to the pilot plant stage. This project continues to be one of the most successful in situ oil sands producers. Also, Mr. Howard has implemented noteworthy Cyclical Stream Simulation (“CSS”) projects in Alberta. Some of these projects have proven to increase recovery rates between/from 50% - 60%. Mr. Howard has extensive experience with the primary and secondary recovery of heavy oil as well as his direct knowledge of the Peace River oil sands area, specifically the Sawn Lake project.

Family Relationships

There are no family relationships among the directors and executive officers.

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

No current director has been subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity.

No current director has been found by a court of competent jurisdiction in a civil action or by the Commission to have violated a Federal or State securities law, that has not been reversed, suspended, or vacated.

No current director has been found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law that has not been subsequently reversed, suspended or vacated.

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our Company’s officers, directors and persons who beneficially own more than 10% of a registered class of our Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission, and to furnish to our Company copies of such reports. Based solely on the review of copies of the forms received, by our Company, during the September 30, 2007 fiscal year, as required under Section 16(a)(2) of the Securities Exchange Act of 1934 by Mr. David Roff, a director of our Company, filed one Form 4 late; Mr. Cyrus Spaulding, a director and former officer of our Company, filed three Form 4s late; Mr. Donald E. H. Jones, a director of our Company, filed one Form 4 late; and Mr. Malik Youyou, a 10% or more beneficial owner of our Company, filed a Form 3 late.

On May 25, 2007, we completed a private placement pursuant to which LB (Swiss) Private Bank Ltd. purchased, as principal, 5,000,000 units, each unit consisting of one common share and one common share purchase warrant. Following this private placement, LB (Swiss) Private Bank Ltd. became a greater than 10% beneficial owner of our Company’s issued and outstanding stock, and therefore may have been required to prepare and file reports pursuant to Section 16(a) of the Exchange Act.

Code of Ethics

As of September 30, 2008, our Company had not yet adopted a formal code of ethics governing its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and directors. We have not adopted a code of ethics because we have limited operations. Our Board of Directors will address this issue in the future to determine the adoption of a code of ethics. In the meantime, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

Corporate Governance

Director Independence

We have not adopted standards for director independence, but in making a determination on director independence under the standards for independence set forth by the NASDAQ Marketplace rules, we determined that as of our September 30, 2007 fiscal year end, our Board of Directors consisted of one independent and four non-independent directors. As of September 16, 2009, our Board of Directors consisted of four independent and four non-independent directors. The directors are as follows:

As at September 30, 2007
Name	Year When Appointed, Elected or Re-Elected as Director

Dr. Horst A. Schmid	2004	Non-independent director
Mr. Donald E. H. Jones	2005	Independent director
Mr. David Roff	2006	Non-independent director
Mr. Cyrus Spaulding	2005	Non-independent director
Mr. Curtis James Sparrow	2005	Non-independent director

As at September 16, 2009
Name	Year When Appointed, Elected or Re-Elected as Director

Dr. Horst A. Schmid	2004	Non-independent director
Mr. Christian Demoyen	2009	Independent director
Mr. Donald W. Hryhor	2009	Independent director
Mr. Donald E. H. Jones	2005	Independent director
Mr. David Roff	2006	Non-independent director
Mr. Cyrus Spaulding	2005	Non-independent director
Mr. Curtis James Sparrow	2005	Non-independent director
Mr. Malik Youyou	2008	Independent director

Board Meetings, Committees and Annual Meeting Attendance

In the September 30, 2007 fiscal year our Board of Directors had sixteen meetings. Each director of our Company attended at least 75% of all meetings held by the Board of Directors. We did not have an annual stockholders meeting for the fiscal years ended September 30, 2007 or September 30, 2006.

Our Company currently does not have any Board committees. Our entire Board is currently acting as Board committees but is reviewing this situation to potentially adopt some committees.

Nominating Committee

Our Company currently does not have a standing nominating committee or a nominating committee charter or policy due to the relatively small size of our Company. Our Board believes that our entire Board of Directors can adequately perform the functions of the committee, including considering potential director nominees, therefore fulfilling the role of a nominating committee. It is anticipated that in preparation for any annual meeting of stockholders our Board will review stockholder proposals for nominations to the Board of Directors. Any such stockholder proposal must comply with the proxy rules under the Exchange Act, including Rule 14a-8.

Audit Committee

We are currently reviewing our audit committee to ensure its director independence and its charter; therefore we do not have an active independent audit committee at this time. Our management along with our independent third party chartered accounting firm, Collins Barrow, performed all work relating to the preparation of the audit of our financial statements for the 2007 fiscal year.

We do not have an audit committee financial expert, on our Board of Directors. We believe that the cost related to retaining an audit committee financial expert at this time is prohibitive and that, because, of our limited operations the services of an independent audit committee financial expert are not warranted at this time.

Compensation Committee

Our Company currently does not have a standing compensation committee, charter or a committee performing similar functions due to the relatively small size of our Company.

Shareholder Communications

We currently do not have a process for stockholders to send communications to our Board of Directors, however all shareholder communications received by us are forwarded to the Chairman of the Board. Our Board of Directors will address this issue in the future to determine a process for stockholders to communicate directly with the Board of Directors of our Company. We did not have an annual stockholders meeting for the fiscal years ended September 30, 2007 or September 30, 2006.

ITEM 11.              EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides information about the compensation paid to, earned or received during the last two fiscal years ended September 30, 2007 and September 30, 2006 the executive officers listed below (the “Named Executive Officers”).

Executive Compensation Summary

Name and Principal Position	Fiscal Year Sept. 30	Salary $Cdn(1)(2)		Bonus $	Stock Awards $	Option Awards $ (If approved by the shareholders) (32)		Non-Equity Incentive Plan Compen- sation $	Non- qualified Deferred Compen- sation Earnings $	All Other Compen- sation $		Total $US

Dr. Horst A. Schmid (3)	2007	$150,000	(4)	$–	$–	$38,394	(5)	$–	$–	$16,000	(6)	$204,949	(1)
President and	2006	150,000	(7)	–	–	159,304	(8)	–	–	7,000	(9)	300,794	(2)
Chief Executive Officer

Mr. Curtis James Sparrow (10)	2007	$180,000	(11)	$–	$–	$38,394	(12)	$–	$–	$8,000	(13)	$227,060	(1)
Chief Financial Officer	2006	180,000	(14)	–	–	159,304	(15)	–	–	3,500	(16)	324,192	(2)

Mr. Cyrus Spaulding (17)	2007	$121,420	(18)	$–	$–	$54,283	(19)	$–	$–	$7,000	(20)	$183,152	(1)
Chief Operating Officer	2006	125,265	(21)	–	–	133,695	(22)	–	–	3,500	(23)	249,508	(2)

Mr. David Roff (24)	2007	$96,000	(25)	$–	$–	$75,334	(26)	$–	$–	$8,000	(27)	$179,689	(1)
Consultant	2006	96,000	(28)	–	–	–		–	–	2,000	(29)	88,074	(2)

Mr. Edward Howard (30)	2007	$6,638	(31)	$–	$–	$–		$–	$–	$–		$6,663	(1)
Geologist	2006	–		–	–	–		–	–	–		–

(1) Cdn to US dollar conversion is based on the exchange rate of 1.0037 at the end of the 2007 fiscal year.

(2) Cdn to US dollar conversion is based on the exchange rate of 0.8966 at the end of the 2006 fiscal year

(3) Dr. Horst A. Schmid has served our Company as director and Chairman of the Board since February 6, 2004 to present. From June 29, 2005 to present he has been the President and Chief Executive Officer of our Company.

(4) Portwest Investments Ltd., a company owned 100% by Dr. Horst A. Schmid, was paid Cdn $150,000 for providing services as Chief Executive Officer and President to our Company for the 2007 fiscal year.

(5) On November 28, 2005, our Company granted Dr. Horst A. Schmid options to purchase 375,000 shares of our common stock on becoming a director of our Company, at an exercise price of $0.71 per share, of which 175,000 vested immediately upon grant and another 100,000 vested on February 6, 2006 and another 100,000 vested on February 6, 2007. Based on the Black-Scholes valuation method Dr. Schmid’s estimated amortized value vested in 2007 was $8,062. In addition to Dr. Schmid’s director’s options, Portwest Investments Ltd., a company owned 100% by Dr. Schmid, was granted options to purchase 390,000 shares of our common stock for providing consulting services as President and Chief Executive Officer of our Company, of which 130,000 vested on July 1, 2006, another 130,000 vested on July 1, 2007 and another 130,000 vested on July 1, 2008. Based on the Black-Scholes valuation method Portwest Investment Ltd.’s estimated amortized value vested in 2007 was $30,332.

(6) Dr. Horst A. Schmid was paid $16,000 for director’s fees for his services on the Board of Directors as Chairman of the Board of our Company for the 2007 fiscal year.

(7) Portwest Investments Ltd., a company owned 100% by Dr. Horst A. Schmid, was paid Cdn $150,000 for providing services as Chief Executive Officer and President to our Company for the 2006 fiscal year.

(8) On November 28, 2005, our Company granted Dr. Horst A. Schmid options to purchase 375,000 shares of our common stock on becoming a director of our Company, at an exercise price of $0.71 per share, of which 175,000 vested immediately upon grant and another 100,000 vested on February 6, 2006 and another 100,000 vested on February 6, 2007. Based on the Black-Scholes valuation method Dr. Schmid’s estimated amortized value vested in 2006 was $93,885. In addition to Dr. Schmid’s director’s options, Portwest Investments Ltd., a company owned 100% by Dr. Schmid, was granted options to purchase 390,000 shares of our common stock for providing consulting services as President and Chief Executive Officer of our Company, of which 130,000 vested on July 1, 2006, another 130,000 vested on July 1, 2007 and another 130,000 vested on July 1, 2008. Based on the Black-Scholes valuation method Portwest Investment Ltd.’s estimated amortized value vested in 2006 was $65,419.

(9) Dr. Horst A. Schmid was paid $7,000 for director’s fees for his services on the Board of Directors as Chairman of the Board of our Company for the 2006 fiscal year.

(10) Mr. Curtis James Sparrow served as Director of our Company from February 6, 2004 until June 29, 2005. On July 1, 2005, Mr. Sparrow accepted a reappointment back to the Board of Directors. From February 9, 2004 to present Mr. Sparrow has been the Chief Financial Officer, Corporate Secretary and Treasurer of our Company.

(11) Concorde Consulting, a company owned 100% by Mr. Curtis James Sparrow, was paid Cdn $180,000 for providing services as Chief Financial Officer to our Company for the 2007 fiscal year.

(12) On November 28, 2005, our Company granted Mr. Curtis James Sparrow options to purchase 375,000 shares of our common stock on becoming a director of our Company, at an exercise price of $0.71 per share, of which 175,000 vested immediately upon grant and another 100,000 vested on February 6, 2006 and another 100,000 vested on February 6, 2007. Based on the Black-Scholes valuation method Mr. Sparrow’s estimated amortized value vested in 2007 was $8,062. In addition to Mr. Sparrow’s director’s options, Concorde Consulting, a company owned 100% by Mr. Sparrow, was granted options to purchase 390,000 shares of our common stock for providing consulting services as Chief Financial Officer of our Company, of which 130,000 vested on July 1, 2006, another 130,000 vested on July 1, 2007 and another 130,000 vested on July 1, 2008. Based on the Black-Scholes valuation method Concorde Consulting’s estimated amortized value vested in 2007 was $30,332.

(13) Mr. Curtis James Sparrow was paid $8,000 for director’s fees for his services on the Board of Directors as director of our Company for the 2007 fiscal year.

(14) Concorde Consulting, a company owned 100% by Mr. Curtis James Sparrow, was paid Cdn $180,000 for providing services as Chief Financial Officer to our Company for the 2006 fiscal year.

(15) On November 28, 2005, our Company granted Mr. Curtis James Sparrow options to purchase 375,000 shares of our common stock on becoming a director of our Company, at an exercise price of $0.71 per share, of which 175,000 vested immediately upon grant and another 100,000 vested on February 6, 2006 and another 100,000 vested on February 6, 2007. Based on the Black-Scholes valuation method Mr. Sparrow’s estimated amortized value vested in 2006 was $93,885. In addition to Mr. Sparrow’s director’s options, Concorde Consulting, a company owned 100% by Mr. Sparrow, was granted options to purchase 390,000 shares of our common stock for providing consulting services as Chief Financial Officer of our Company, of which 130,000 vested on July 1, 2006, another 130,000 vested on July 1, 2007 and another 130,000 vested on July 1, 2008. Based on the Black-Scholes valuation method Concorde Consulting’s estimated amortized value vested in 2006 was $65,419.

(16) Mr. Curtis James Sparrow was paid $3,500 for director’s fees for his services on the Board of Directors as director of our Company for the 2006 fiscal year.

(17) Mr. Cyrus Spaulding has served our Company as director since June 29, 2005 to present. Mr. Spaulding also served as Chief Operating Officer of our Company from September 1, 2005 until September 21, 2007.

(18) Trebax Projects Ltd., a company owned 100% by Mr. Cyrus Spaulding, was paid Cdn $121,420 for providing services as Chief Operating Officer to our Company for the 2007 fiscal year.

(19) On November 28, 2005, our Company granted Mr. Cyrus Spaulding options to purchase 375,000 shares of our common stock, on becoming a director of our Company, at an exercise price of $0.71 per share, of which 75,000 vested immediately upon grant and another 100,000 vested on June 29, 2006, another 100,000 vested on June 29, 2007 and another 100,000 vested on June 29, 2008. Based on the Black-Scholes valuation method Mr. Spaulding’s estimated amortized value vested in 2007 was $23,305. In addition to Mr. Spaulding’s director’s options, Trebax Projects Ltd., a company owned 100% by Mr. Cyrus Spaulding, was granted options to purchase 390,000 shares of our common stock for providing consulting services as Chief Operating Officer of our Company, of which 130,000 vested on September 1, 2006, another 130,000 vested on September 1, 2007 and another 130,000 would have vested on September 1, 2008 but Trebax Projects Ltd. resigned as of September 21, 2007. Based on the Black-Scholes valuation method Trebax Projects Ltd.’s estimated amortized value vested in 2007 was $30,978.

(20) Mr. Cyrus Spaulding was paid $7,000 for director’s fees for his services on the Board of Directors as director of our Company for the 2007 fiscal year.

(21) Trebax Projects Ltd., a company owned 100% by Mr. Cyrus Spaulding, was paid Cdn $125,265 for providing services as Chief Operating Officer to our Company for the 2006 fiscal year.

(22) On November 28, 2005, our Company granted Mr. Cyrus Spaulding options to purchase 375,000 shares of our common stock, on becoming a director of our Company, at an exercise price of $0.71 per share, of which 75,000 vested immediately upon grant and another 100,000 vested on June 29, 2006, another 100,000 vested on June 29, 2007 and another 100,000 vested on June 29, 2008. Based on the Black-Scholes valuation method Mr. Spaulding’s estimated amortized value vested in 2006 was $70,780. In addition to Mr. Spaulding’s director’s options, Trebax Projects Ltd., a company owned 100% by Mr. Cyrus Spaulding, was granted options to purchase 390,000 shares of our common stock for providing consulting services as Chief Operating Officer of our Company, of which 130,000 vested on September 1, 2006, another 130,000 vested on September 1, 2007 and another 130,000 would have vested on September 1, 2008 but Trebax Projects Ltd. resigned as of September 21, 2007. Based on the Black-Scholes valuation method Trebax Projects Ltd.’s estimated amortized value vested in 2006 was $62,915.

(23) Mr. Cyrus Spaulding was paid $3,500 for director’s fees for his services on the Board of Directors as director of our Company for the 2006 fiscal year.

(24) Mr. David Roff was the former President and sole director of our Company from September 10, 2003 until February 6, 2004. Mr. Roff was reappointed as a director of our Company on April 3, 2006. Brave Consulting Corporation, a company 50% owned by Mr. David Roff, has been a consultant to our Company since July 15, 2005 to April 1, 2009. Brave Consulting Corporation, a private corporation 50% owned by Mr. Roff and the other 50% is owned by a non-related third party.

(25) Brave Consulting Corporation, a company owned 50% by Mr. David Roff, and the other 50% is owned by a non-related party, was paid Cdn $96,000 for providing consulting services to our Company for the 2007 fiscal year.

(26) On October 25, 2006, our Company granted Mr. David Roff options to purchase 375,000 shares of our common stock, on becoming a director of our Company, at an exercise price of $0.71 per share, of which 75,000 vested immediately and another 100,000 vested on April 6, 2007, another 100,000 vested on April 6, 2009 and another 100,000 vested on April 6, 2009. Based on the Black-Scholes valuation method Mr. Roff’s estimated amortized value vested in 2007 was $75,334, which includes the value of the options back until Mr. Roff first became a director. Mr. Roff has not exercised any of his stock options.

(27) Mr. David Roff was paid $8,000 for director’s fees for his services on the Board of Directors as director of our Company for the 2007 fiscal year.

(28) Brave Consulting Corporation, a company owned 50% by Mr. David Roff, and the other 50% is owned by a non-related party, was paid Cdn $96,000 for providing consulting services to our Company for the 2006 fiscal year.

(29) Mr. David Roff was paid $2,000 for director’s fees for his services on the Board of Directors as director of our Company for the 2006 fiscal year.

(30) On October 1, 2007, we entered into a Consulting Agreement, effective September 20, 2007, with R.N. Dell Energy Ltd. whose primary consultant is Mr. Edward A. Howard, to assist us in the further exploitation and development of our Sawn Lake project. Under the terms of the Consulting Agreement, R.N. Dell Energy Ltd. will be paid $17,700 Cdn per month.

(31) R.N. Dell Energy, a company 100% owned by Mr. Edward Howard, was paid Cdn $6,638 for providing consulting services to our Company for the 2007 fiscal year.

(32) No option granted under the Stock Option Plan may be exercised until the Stock Option Plan has been approved and ratified by the holders of a majority of the voting stock of our Company at a shareholders' meeting or by a properly constituted consent resolution of said majority shareholders. These estimated valuations include the value of the options back until each executive officer first became a director. No named director or executive officer, or contractor has exercised any of his/its stock options because the Stock Option Plan has not yet been ratified by our Company’s shareholders.

The Board regularly reviews all compensation paid to officers of our Company.

Compensation Arrangements for Executive Officers

Our Company has entered into the following contracts with the following companies for services of certain officers and/or directors of our Company:

1.	Portwest Investments Ltd., a company owned 100% by Dr. Horst A. Schmid for providing services as Chief Executive Officer and President for Cdn $12,500 per month.

2.	Concorde Consulting, a company owned 100% by Mr. Curtis James Sparrow for providing services as Chief Financial Officer for Cdn $15,000 per month.

3.
Trebax Projects Ltd., a company 100% owned by Mr. Cyrus Spaulding for providing services as Chief Operating Officer for Cdn $130 per hour. On September 21, 2007, Trebax Projects Ltd. resigned as Chief Operating Officer of our Company.

On November 28, 2005, the Board of Directors of our Company granted 390,000 options to acquire common shares to the above corporations providing consulting services to our Company.

Outstanding Equity Awards Granted to Executive Officers at September 30, 2007

	Options Awards (1)(If approved by the shareholders)					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Portwest Investments Ltd. (2)	260,000	130,000	–	$0.71	11/28/2010	–	–	–	–
Concorde Consulting (3)	260,000	130,000	–	$0.71	11/28/2010	–	–	–	–
Trebax Projects Ltd. (4)	260,000	130,000	–	$0.71	11/28/2010	–	–	–	–

(1) No option granted under the Stock Option Plan may be exercised until the Stock Option Plan has been approved and ratified by the holders of a majority of the voting stock of our Company at a shareholders' meeting or by a properly constituted consent resolution of said majority shareholders. As of the date of this report no executive officer or contractor has exercised his or its stock options.

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

(3) Concorde Consulting, a company owned 100% by Mr. Curtis James Sparrow, was granted options to purchase 390,000 shares of common stock for providing consulting services as Chief Financial Officer of our Company, of which 130,000 vested on July 1, 2006, another 130,000 vested on July 1, 2007 and another 130,000 vested on July 1, 2008. See the Executive Compensation table for more disclosure.

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

Compensation Arrangement for Contractors

1.	Brave Consulting, a company 50% owned by Mr. David Roff, for providing consulting services to our Company for Cdn $8,000 per month. As of August 2007 the amount has increased to $12,000 per month.

2.
R.N. Dell Energy Ltd., a company 100% owned by Mr. Edward Howard has been contracted to provide geological services to our Company for Cdn $17,700 per month. On September 28, 2007, under the terms of the Consulting Agreement, our Board of Directors granted options to the Contractor to acquire 240,000 common shares of our Company at the exercise price of $0.47 per common share (being the closing price as of the day before the effective date) which shall be vested at a rate of 20,000 common shares per month commencing October 31, 2007, so long as the Contractor continues to provide consulting services on such vesting dates.

Compensation of Directors

On November 28, 2005, our Company adopted a cash compensation plan where each director is paid the amount of $500 for each meeting of the Board of Directors or committee meeting that they attend, or resolution participated in, plus, we reimburse each director for actual expenses incurred in connection with Board meeting attendance. The Chairman of the Board is paid $1,000 for each Board event as described above plus reimbursement for actual expenses incurred in connection with Board meeting attendance.

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

For the year ended September 30, 2007, the Company recorded $246,643 of compensation expense based on its use of the Black-Scholes model to estimate the grant-date fair value of these unit option awards. No options were eligible to be exercised during the year ended September 30, 2007, therefore, the intrinsic value of all of the options vested during 2007 is nil. As of September 30, 2007, there was a total of $149,153 of unrecognised compensation cost related to the non-vested portion of these unit option awards. At September 30, 2007, this cost was expected to recognize over a weighted-average period of 3.41 years. Compensation expense is based upon straight-line amortization of the grant-date fair value over the vesting period of the underlying unit option. Since the Company is a relatively new public company and has minimal trading history, it has used an estimated volatility of approximately 158% for 2007 based on the trading history available. As of August 31, 2009, no stock options have been exercised by a director.

Director Compensation at September 30, 2007
Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards (If approved by the shareholders) ($)(1)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Dr. Horst A. Schmid	Disclosed in the Executive Compensation Summary under Item 11.
Mr. Curtis James Sparrow	Disclosed in the Executive Compensation Summary under Item 11.
Mr. Cyrus Spaulding	Disclosed in the Executive Compensation Summary under Item 11.
Mr. Donald E. H. Jones (2)	$7,000	(3)	–	$23,305	(4)	–	–	–	$31,305
Mr. David Roff	Disclosed in the Executive Compensation Summary under Item 11.

(1) No option granted under the Stock Option Plan may be exercised until the Stock Option Plan has been approved and ratified by the holders of a majority of the voting stock of our Company at a shareholders' meeting or by a properly constituted consent resolution of said majority shareholders. These estimated valuations include the value of the options back until when each director first became a director.

(2) Mr. Donald E. H. Jones has served our Company as Director since June 29, 2005 to present.

(3) Mr. Donald E. H. Jones was paid $7,000 for director’s fees for his services on the Board of Directors as director of our Company for the 2007 fiscal year.

(4) On November 28, 2005, our Company granted Mr. Donald E. H. Jones options to purchase 375,000 shares of our common stock, on becoming a director of our Company, at an exercise price of $0.71 per share, of which 75,000 vested immediately and another 100,000 vested on June 29, 2006, another 100,000 vested on June 29, 2007 and another 100,000 vested on June 29, 2008. Based on the Black-Scholes valuation method Mr. Jones’ estimated amortized value vested in 2007 was $23,305, which includes the value of the options back until Mr. Jones first became a director. Mr. Jones has not exercised any of his stock options.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ANDRELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

As of September 30, 2007 with respect to shares of Deep Well common stock that may be issued under our existing equity compensation plan, see Item 5 “Equity Compensation Plan Information” of this report on Form 10-K.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the number and percentage of the beneficial ownership of shares of our Company’s outstanding common stock as of August 31, 2009 by each person or group known by us to be the beneficial owner of more than 5% and all of our directors and executive officers individually and as a group.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS As of August 31, 2009
Name and Address of Beneficial Owner	Title of Class	Number of Shares Beneficially Owned (1) (2)	Percentage of Class Beneficially Owned		Nature of Ownership

Malik Youyou Director Sadovnicheskeya nab 69 Moscow 115035, Russia	Common	75,776,883	52.90	% (3)	Direct

LB (Swiss) Private Bank Ltd. Boersenstrasse 16 Postfach Zurich CH-8022, Switzerland	Common	10,000,000	8.95	(4)	Direct

Dr. Horst A. Schmid Director and Chairman of the Board Suite 700, 10150 - 100 Street Edmonton, Alberta T5J 0P6 Canada	Common	2,715,000	2.52	% (5)	Direct and Indirect

Mr. Curtis James Sparrow Director, Chief Financial Officer, Corporate Secretary and Treasurer Suite 700, 10150 - 100 Street Edmonton, Alberta T5J 0P6 Canada	Common	765,000	*	(6)	Direct and Indirect

Mr. Cyrus Spaulding Director and Chief Operating Officer 416 Scenic View Bay Calgary, Alberta T3L 1Z4 Canada	Common	930,300	*	(7)	Direct and Indirect

Mr. Donald E. H. Jones Director Calle 113, Numero 7-21 Officina 706, Edificio Teleport, Torre A Bogota, Colombia	Common	505,000	*	(8)	Direct and Indirect

Mr. David Roff Director 27 Chicora Avenue Toronto, Ontario M5R 1W7 Canada	Common	354,886	*	(9)	Direct

Mr. Christian Demoyen (10) Director 81 Avenue Raymond Poincaré Paris 75116, France	Common	263,201	*		Direct

Mr. Donald W. Hryhor (11) Director P.O. Box 636 Station M Calgary, Alberta T2P 2J3 Canada	Common	–	–		–

Mr. Edward Howard (12) Geologist 201, 2323 – 32 Avenue NE Calgary, Alberta T2E 6Z3 Canada	Common	–	–		–

All Officers and Directors as a Group	Common	81,310,270	55.67%		Indirect

* Less than 1%

(1) Under the rules of the Securities and Exchange Commission, a person or entity, beneficially owns stock of a company if such person or entity directly or indirectly has or shares the power to vote or direct the voting, or the power to dispose or direct the disposition of such stock, whether through any contract, arrangement, understanding, relationship or otherwise. A person or entity is also deemed to be the beneficial owner, of stock if such person or entity has the right to acquire either of such powers at any time within 60 days through the exercise of any option, warrant, right or conversion privilege or pursuant to the power to revoke a trust, a discretionary account or similar arrangement or pursuant to the automatic termination of a trust, discretionary account or similar arrangement.

(2) Based on 106,774,258 of our common shares issued and outstanding on August 31, 2009. For calculating the percentage of beneficial ownership separately for each person, his or her options, warrants or both that can be acquired within 60 days are included in both the numerator and the denominator. For the directors as a group, their collective options and warrants that can be acquired within 60 days are included in both the numerator and the denominator when calculating their group percentage ownership.

(3) Mr. Malik Youyou has served our Company as director from August 20, 2008 to present. As of August 31, 2009, Mr. Malik Youyou beneficially owns 75,776,883 shares of our common stock, 33,146,472 of which are held directly, 6,158,781 of which are held by Westline Enterprises Limited, a corporation 100% owned by Mr. Youyou, and 36,471,630 of which are issuable pursuant to presently exercisable warrants held by Mr. Youyou.  Assuming the issuance of 36,471,630 shares of our common stock, pursuant to the exercise of Mr. Youyou’s presently exercisable warrants, Mr. Youyou would beneficially own 52.9% of our Company’s outstanding common stock. As of the date of this report, Mr. Youyou has not exercised any warrants and without the exercise of Mr. Youyou’s warrants, Mr. Youyou has a 36.8% ownership of our issued and outstanding common stock.

(4) LB (Swiss) Private Bank Ltd.’s ownership is based solely on a private placement entered into with our Company on May 25, 2007. LB (Swiss) Private Bank Ltd. beneficially owns 10,000,000 shares of our common stock. In connection with the May 25, 2007 private placement, LB (Swiss) Private Bank Ltd., as principal, acquired 5,000,000 shares and warrants to purchase up to 5,000,000 shares of additional common stock of our Company. Assuming the issuance of 5,000,000 shares of our common stock pursuant to the exercise of LB (Swiss) Private Bank Ltd.’s presently exercisable warrants, LB (Swiss) Private Bank Ltd. would beneficially own 8.95% of our Company’s outstanding common stock. As of the date of this report, LB (Swiss) Private Bank Ltd. has not exercised any warrants and without the exercise of LB (Swiss) Private Bank Ltd.’s warrants, they have an 4.68% ownership of our issued and outstanding common stock. In addition to the 10,000,000 beneficial shares owned by LB (Swiss) Private Bank Ltd. an additional 7,115,276 shares are held of record by LB (Swiss) Private Bank Ltd., and it is not known by us whether LB (Swiss) Private Bank Ltd. is the beneficial owner of these additional shares.

(5) Dr. Horst A. Schmid has served our Company as director and Chairman of the Board since February 6, 2004 to present. Dr. Schmid has also served our Company as President and Chief Executive Officer since June 29, 2005 to present. Dr. Schmid’s beneficial ownership consists of Portwest Investment Ltd. owning 1,950,000 shares of our common stock. Portwest Investment Ltd. is a private corporation registered in Alberta, Canada, which is 100% owned and controlled by Dr. Schmid. On November 28, 2005, Dr. Schmid was granted options to purchase 375,000 options of common stock on becoming a director of our Company, and as of February 6, 2007 all 375,000 shares to purchase common stock of our Company are fully vested. Dr. Schmid also has an indirect beneficial ownership, which consists of 390,000 stock options granted to Portwest Investment Ltd., and as of July 1, 2008 all 390,000 options to purchase common stock of our Company are fully vested. No option granted under the Stock Option Plan may be exercised until the Stock Option Plan has been approved and ratified by a majority of our shareholders. As of the date of this report, Dr. Schmid has not exercised any of his beneficially owned stock options.

(6) Mr. Sparrow has served our Company as director and Chief Financial Officer since February 9, 2004 to present. On November 28, 2005, Mr. Sparrow was granted options to purchase 375,000 shares of common stock on becoming a director of our Company, and as of February 6, 2007 all 375,000 options to purchase common stock of our Company are fully vested. Mr. Sparrow also has an indirect beneficial ownership, which consists of 390,000 stock options granted to Concorde Consulting, a company owned 100% by Mr. Sparrow, and as of July 1, 2008 all 390,000 options to purchase common stock of our Company are fully vested. No option granted under the Stock Option Plan may be exercised until the Stock Option Plan has been approved and ratified by a majority of our shareholders. As of the date of this report, Mr. Sparrow has not exercised any of his beneficially owned stock options.

(7) Mr. Cyrus Spaulding has served our Company as director from June 29, 2005 to present and Chief Operating Officer from September 1, 2005 to September 21, 2007. Mr. Spaulding directly owns 45,300 shares of our Company stock. Mr. Spaulding’s beneficial ownership consists of 250,000 common shares owned by his spouse. On November 28, 2005, Mr. Spaulding was granted options to purchase 375,000 shares of common stock on becoming a director of our Company, and as of June 29, 2008 all 375,000 options to purchase common stock of our Company are fully vested. Mr. Spaulding also has an indirect beneficial ownership, which consists of 390,000 stock options granted to Trebax Projects Ltd., a company owned 100% by Mr. Cyrus Spaulding, and as of September 1, 2007 260,000 of such options to purchase common stock of our Company are fully vested. Another 130,000 would have vested on September 1, 2008 but Trebax Projects Ltd. resigned as of September 21, 2007. No option granted under the Stock Option Plan may be exercised until the Stock Option Plan has been approved and ratified by a majority of our shareholders. As of the date of this report, Mr. Spaulding has not exercised any of beneficially owned stock options.

(8) Mr. Donald E. H. Jones has served our Company as director from June 29, 2005 to present. Mr. Jones’ beneficial ownership consists of 130,000 common shares owned by his spouse. On November 28, 2005, Mr. Jones was granted options to purchase 375,000 shares of common stock on becoming a director of our Company and as of June 29, 2008 all 375,000 options to purchase common stock of our Company are fully vested. No option granted under the Stock Option Plan may be exercised until the Stock Option Plan has been approved and ratified by the a majority of our shareholders. As of the date of this report, Mr. Jones has not exercised any of his beneficially owned stock options.

(9) Mr. David Roff has served our Company as director from April 3, 2006 to present. Mr. Roff’s beneficial ownership consists of 79,886 shares of our common stock. On October 25, 2006, Mr. Roff was granted options to purchase 375,000 shares of common stock of our Company and as of April 6, 2009 all 375,000 shares to purchase common stock of our Company are fully vested. No option granted under the Stock Option Plan may be exercised until the Stock Option Plan has been approved and ratified by a majority of our shareholders. As of the date of this report, Mr. Roff has not exercised any of his beneficially owned stock options.

(10) Mr. Christian Demoyen has served our Company as director from January 8, 2009 to present.

(11) Mr. Donald W. Hryhor has been appointed to our board of directors as of September 16, 2009.

(12) Mr. Edward Howard has served our Company as our consulting geologist from September 20, 2007 to present.

Changes in Control

Except as described below, Deep Well is not aware of any arrangement that may result in a change in control of Deep Well or its subsidiary companies.

Since December 2007, Tamm Oil and Gas Corp. (hereinafter referred to as “Tamm”) and its agents have issued multiple public statements claiming that Tamm has acquired, or agreed to acquire, a significant and controlling interest in our Company and our properties. On April 4, 2008, our Company commenced a lawsuit in the United States District Court for the District of Nevada against Tamm after attempting to clarify Tamm’s position and rectify Tamm’s violations. Our Company alleges that: Tamm engaged in an unlawful tender offer for our Company’s shares, violated United States federal and Nevada state law in connection with the tender offer, made public statements about our Company and activities related to our Company and our operations that are false and misleading, and made statements of purported ownership of our shares of common stock that are false and misleading. On August 22, 2008, our Company filed a First Amended Complaint in the lawsuit adding the following additional parties as defendants: Garry Tighe, William Tighe, Craig Auringer, Sean Dickenson, John Muzzin, Guido Hilekes, Peter Schriber, Olaf Herr, Arthur Sulzer, LB (Swiss) Private Bank Ltd., and Rahn & Bodmer Banquiers. The First Amended Complaint also added a civil conspiracy claim. On March 6, 2009, the court granted in part and denied in part Tamm’s motion for partial summary judgment. The defendants have filed motions to dismiss the case that challenge the court’s jurisdiction and assert that the First Amended Complaint fails to state a cause of action. Effective September 14, 2009 and effective September 1, 2009, the parties entered into a settlement agreement that fully and finally resolved their dispute and the lawsuit. A Stipulated Judgment of Dismissal of the case was filed on September 15, 2009 and entered by the court on the same day.. For more information about the foregoing, you should refer to “Item 3. Legal Proceedings” in this Form 10-K.

As of April 30, 2009, Mr. Malik Youyou, a director of our Company, beneficially owns 75,776,883 shares of common stock and warrants for common stock of our Company of which 33,146,472 shares were directly acquired by Mr. Youyou through open market transactions and pursuant to three subscription agreements dated June 22, 2007, August 14, 2008 and October 31, 2008 for a total aggregate price of $15,000,000 for all three private placement transactions. Pursuant to these three private placements Mr. Youyou also received warrants to acquire 36,471,630 shares of our common stock. In addition, Mr. Youyou indirectly owns 6,158,781 shares of our common stock through Westline Enterprises Limited, a company of which Mr. Youyou is the sole shareholder. As of the date of this report on Form 10-K, Mr. Youyou has 36.8 percent of the issued and outstanding common stock of .. If Mr. Youyou were to exercise all of his warrants to acquire an additional 36,471,630 shares of our common stock, and if nobody else exercised their warrants, Mr. Youyou would have 52.9 percent of our issued and outstanding common stock. As of the date of this report Mr. Youyou has not exercised any of his warrants. Mr. Malik Youyou became a director of our Company on August 20, 2008.

ITEM 13.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On February 23, 2006, pursuant to option agreements our Company entered into on June 7, 2005, Mr. Steven P. Gawne and Nearshore partially exercised their rights under those option agreements, in which our Company issued 300,000 Deep Well common shares to each of Mr. Gawne and Nearshore in exchange for 20,000 of the outstanding preferred shares of Northern. The common shares were issued pursuant to Section 4(2) of the 1933 Act. Mr. Steven P. Gawne had served our Company as President and Chief Executive Officer from February 6, 2004 until June 29, 2005. Nearshore, is a private company owned 50% by Mr. Steven P. Gawne and 50% by his wife, Rebekah Gawne.

Pursuant to a subscription agreement dated August 12, 2005, Mrs. Barbara Spaulding the wife of Mr. Cyrus Spaulding our current director and former Chief Operating Officer, subscribed for 250,000 units of our Company, pursuant to a private placement transaction, for an aggregate price of $100,000. Each unit consisted of one common share and one common share purchase warrant, with each warrant entitling its holder to acquire one share of our common stock at an exercise price of $0.60. The warrants expired on August 12, 2008 and Mrs. Spaulding did not exercise any of her warrants. The units were issued pursuant to Regulation S under the 1933 Act. As of the date of this report Mrs. Spaulding directly owns 250,000 common shares of our Company.

As of April 30, 2009, Mr. Malik Youyou, a director of our Company since August 20, 2008, beneficially owns 75,776,883 shares of common stock and warrants for common stock of our Company of which 33,146,472 shares were directly acquired by Mr. Youyou through open market transactions and pursuant to three subscription agreements dated June 22, 2007, August 14, 2008 and October 31, 2008 for a total aggregate price of $15,000,000 for all three private placement transactions. Pursuant to these three private placements Mr. Youyou also received warrants to acquire 36,471,630 shares of our common stock. In addition, Mr. Youyou indirectly owns 6,158,781 shares of our common stock through Westline Enterprises Limited, a company of which Mr. Youyou is the sole shareholder. As of the date of this report on Form 10-K, Mr. Youyou has acquired 36.8 percent of our issued and outstanding common stock. If Mr. Youyou were to exercise all of his warrants to acquire an additional 36,471,630 shares of Deep Well’s common stock, and if nobody else exercised their warrants, Mr. Youyou would have 52.9 percent of our issued and outstanding common stock. As of the date of this report Mr. Youyou has not exercised any of his warrants.

ITEM 14.              PRINCIPAL ACCOUNTANT FEES AND SERVICES

In the fiscal years ended September 30, 2007 and September 30, 2006, we paid, Collins Barrow, an independent third party, PCAOB registered, chartered accounting firm fees of Cdn $49,382 and Cdn $84,396, respectively, relating to the preparation of the annual consolidated financial statements which were audited by Madsen & Associates, CPA’s Inc.

The following table is a summary of the fees billed to us by Madsen & Associates, CPA’s Inc. for professional services for the fiscal years ended September 30, 2007 and September 30, 2006:

Fee Category	Fiscal 2007 Fees	Fiscal 2006 Fees

Audit Fees	$9,200	$11,200
Audit Related Fees	2,750	2,775
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total Fees	$11,950	$13,995

Audit Fees

Our board of directors appointed Madsen & Associates, CPA’s Inc. as independent auditors to audit our consolidated financial statements for the fiscal years ending September 30, 2007 and September 30, 2006. The aggregate fees billed by Madsen & Associates, CPA’s Inc. for the audit of our annual consolidated financial statements for the years ended September 30, 2007 and September 30, 2006 was $9,200 and $11,200, respectively.

Audit Related Fees

For the fiscal years ended September 30, 2007 and September 30, 2006, audit related fees billed by Madsen & Associates, CPA’s Inc. were for the review of the quarterly financial statements.

Audit Committee Pre-Approval Policies and Procedures

The audit and audit related services and permitted non-audit services were pre-approved by the Board.

The Securities and Exchange Commission has adopted rules that require that before Madsen & Associates, CPA’s Inc. is engaged by our Company to render any audit or permitted non-audit service, the engagement be:

•	approved by our Board of Directors acting as our audit committee, as specified under section 3(a)(58)(B) of the Exchange Act; or
•
entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

Our Board of Directors pre-approves all services provided by Madsen & Associates, CPA’s Inc. and has considered the nature and amount of the fees billed by Madsen & Associates, CPA’s Inc., and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining Madsen & Associates, CPA’s Inc.

ITEM 15.              EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements filed with this report on Form 10-K

The following listed financial statements and report of independent registered public accounting firm are filed as part of this Annual Report on Form 10-K (see “Item 8 - Consolidated Financial Statements” of this report on Form 10-K):

1.	Consolidated Balance Sheets for September 30, 2007 and 2006
2.	Consolidated Statements of Operations For the Years Ended September 30, 2007 and 2006 and 2005 and the Period September 10, 2003 (Inception of Exploration Stage) to September 30, 2007
3.	Consolidated Statements of Shareholders’ Equity For the Period September 10, 2003 (Inception of Exploration Stage) to September 30, 2007.
4.	Consolidated Statements of Cash Flows For the Years Ended September 30, 2007, 2006 and 2005 and the Period September 10,2003 (Inception of Exploration Stage) to September 30, 2007.
5.	Notes to the Consolidated Financial Statements.
6.	Madsen & Associates, CPA’s Inc.’s Report of Independent Registered Public Accounting Firm.

Financial Statement Schedules filed with this report on Form 10-K

None.

Exhibits

The following exhibits have been or are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

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

3.2	Amended Articles of Incorporation filed with the State of Nevada on February 27, 2004 filed with Form 8-K on March 5, 2004, and incorporated herein by reference.
3.3	Amended Articles of Incorporation filed with the State of Nevada on May 5, 2004 filed with Form 8-K on May 7, 2004, and incorporated herein by reference.
3.4	Registrant’s By-laws, filed with Form 10-KSB on February 23, 2007, and incorporated herein by reference.
3.5	Registrant’s Amended and Restated By-laws, filed with Form 8-K on September 3, 2009, and incorporated herein by reference.
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

10.4	Joint Operating Agreement dated December 9, 2004 between our Company and 1132559 Alberta Ltd., filed with Form 10-KSB on February 23, 2007, and incorporated herein by reference.
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

10.11	Form of Amending Agreement dated as of April 25, 2005, filed with Form 8-K on June 10, 2005, and incorporated herein by reference.
10.12	Form of Termination, Option and Put Agreement, filed with Form 8-K on June 10, 2005, and incorporated herein by reference.
10.13*	Consulting agreement by and between Northern and Portwest Investments Ltd., dated July 1, 2005, filed with Form 10-KSB on February 23, 2007, and incorporated herein by reference.
10.14*	Consulting agreement by and between Northern and Concorde Consulting, dated July 1, 2005, filed with Form 10-KSB on February 23, 2007, and incorporated herein by reference.
10.15
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

10.17	Consulting agreement by and between the Northern and Trebax Projects Ltd., effective September 1, 2005, filed with Form 10-KSB on February 23, 2007, and incorporated herein by reference.
10.18*
Form of Subscription Agreement dated October 11, 2005, by and among our Company with three investors related to the Private Placement offering, filed with Form 8-K on October 19, 2005, and incorporated herein by reference.

10.19
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

10.21	Deep Well Oil & Gas, Inc. Stock Option Plan (“The Plan”), effective November 28, 2005, filed with Form 8-K on March 3, 2006, and incorporated herein by reference.
10.22*	Sample Stock Option Agreements with all Directors, filed with Form 10-KSB on February 23, 2007, and incorporated herein by reference.
10.23*	Sample Stock Option Agreements with all Contractors, filed with Form 10-KSB on February 23, 2007, and incorporated herein by reference.
10.24	Sample Indemnity Agreement with all Directors, filed with Form 10-KSB on February 23, 2007, and incorporated herein by reference.
10.25
Form of Subscription Agreement dated January 13, 2006 by and among our Company with three investors related to the Private Placement offering and Debt Settlement Agreement, filed with Form 8-K on March 6, 2006, and incorporated herein by reference.

10.26
Settlement Agreement & Release of All Claims, dated as of January 22, 2007, by and among our Company and Grey K Fund LP, Grey K Offshore Fund Ltd., Provident Premier Master Fund Ltd., Atlas Master Fund Ltd. and Gemini Master Fund, Ltd., filed with Form 8-K on January 31, 2007, and incorporated herein by reference.

10.27*	Form of Non-Qualified Stock Option Agreement issued to director on April 3, 2006, filed with Form 10-KSB on February 23, 2007, and incorporated herein by reference.
10.28	Form of Subscription Agreement dated May 25, 2007 by and among our Company with one investor, filed with Form 8-K on June 13, 2007, and incorporated herein by reference.
10.29	Form of Subscription Agreement dated June 22, 2007 by and among our Company with one investor, filed with Form 8-K on July 5, 2007, and incorporated herein by reference.
10.30	Form of Subscription Agreement dated July 11, 2007 by and among our Company with two investors, and filed with Form 10-QSB on October 30, 2007 and incorporated herein by reference.
10.31	Order granted by the court dated September 7, 2007 between our Company and Star Capital Inc., and filed with Form 10-KSB on April 22, 2008 and incorporated herein by reference.
10.32	Form of Agreement dated as of September 10, 2007 between our Company and Star Capital Inc., and filed with Form 10-KSB on April 22, 2008 and incorporated herein by reference.

10.33	Form of Amending Agreement dated as of September 10, 2007, between our Company and Star Capital Inc., and filed with Form 10-KSB on April 22, 2008 and incorporated herein by reference.
10.34	Consulting agreement by and between our Company and R.N. Dell Energy Ltd., effective September 20, 2007, and filed with Form 10-QSB on October 30, 2007 incorporated herein by reference.
10.35	Non-Qualified Stock Option Agreement issued to R.N. Dell Energy Ltd. effective September 20, 2007, and filed with Form 10-QSB on October 30, 2007 incorporated herein by reference.
10.36	Non-Qualified Stock Option Agreement issued to Employee, effective September 20, 2007 and filed with Form 10-QSB on October 30, 2007 incorporated herein by reference.
10.37	Consulting agreement by and between our Company and Picoplat Consulting Inc., effective October 15, 2007, and filed with Form 10-KSB on April 22, 2008 and incorporated herein by reference.
10.38
Minutes of Settlement dated November 26, 2007 by and between Deep Well Oil & Gas, Inc. and its subsidiaries and 1350826 Alberta Ltd. and Andora Energy Corporation, filed with Form 8-K on December 14, 2007, and incorporated herein by reference.

10.39	Form of Subscription Agreement dated August 14, 2008 by and among our Company with one investor, filed with Form 8-K on August 15, 2008, and incorporated herein by reference.
10.40	Form of Subscription Agreement dated October 31, 2008 by and among our Company with one investor, filed with Form 8-K on November 7, 2008, and incorporated herein by reference.
10.41	Settlement Agreement effective September 1, 2009, by and among our Company and Tamm Oil & Gas Corp et al, filed with Form 8-K on September 17, 2009, and incorporated herein by reference.
16.1	Changes in registrant’s certifying accountant, Letter of Madsen & Associates, CPA’s Inc. filed with Form 8-K on August 16, 2004, and incorporated herein by reference.
16.2	Changes in registrant’s certifying accountant, Letter of Deloitte & Touche LLP filed with Form 8-K on August 10, 2005, and incorporated herein by reference.
21.1	Subsidiaries of Registrant, filed herewith.
31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a), filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), filed herewith.
32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, filed herewith.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, filed herewith.

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of  Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEEP WELL OIL & GAS, INC.

By:	/s/ Horst A. Schmid
Dr. Horst A. Schmid
Chairman of the Board

Date:	September 21, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Horst A. Schmid
Dr. Horst A. Schmid
Chief Executive Officer and President
(Principal Executive Officer)

Date:	September 21, 2009

By:	/s/ Curtis James Sparrow
Mr. Curtis James Sparrow
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	September 21, 2009