Form 10-Q
period 2007-12-31
DEEP WELL OIL & GAS INC
filed 2009-10-28
CIK 869495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares of common stock outstanding as of September 30, 2009: 106,774,258

TABLE OF CONTENTS

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
(Unaudited)
Consolidated Balance Sheets
December 31, 2007 and September 30, 2007

	December 31,	September 30,
	2007	2007
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$4,568,981	$5,244,162
Accounts receivable	108,945	80,082
Prepaid expenses	177,523	173,443

Total Current Assets	4,855,449	5,497,687

Oil and gas properties (Note 3)	4,353,826	4,353,826
Equipment net of depreciation (Note 4)	43,780	3,563

TOTAL ASSETS	$9,253,055	$9,855,076

LIABILITIES
Current Liabilities
Accounts payable	$113,055	$44,065
Accounts payable – related parties (Note 6)	87,306	263,091
Note payable (Note 5)	11,250	11,250

Total Current Liabilities	211,611	318,406

SHAREHOLDERS’ EQUITY
Common Stock: (Note 7)
Authorized: 300,000,000 shares at $0.001 par value
Issued and outstanding: 83,635,961 shares
(September 2007 – 83,635,961 ) (Note 7)	83,635	83,635
Additional paid in capital	14,681,987	14,649,284
Deficit (dated September 10, 2003)	(5,724,178)	(5,196,249)

Total Shareholders’ Equity	9,041,444	9,536,670

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,253,055	$9,855,076

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
(Unaudited)
Consolidated Statements of Operations
For the Three Months Ended December 31, 2007 and 2006 and the Period September 10, 2003 (Inception of Exploration Stage) to December 31, 2007

	Three Months	Three Months	September 10,
	Ended	Ended	2003 to
	December 31,	December 31,	December 31,
	2007	2006	2007

Revenue	$–	$–	$–

Expenses
Administrative	515,214	242,305	5,074,167
Amortization	3,427	249	5,761
Share based compensation	32,703	80,458	838,228

Net Loss from operations	(551,344)	(323,012)	(5,918,156)

Other income and expenses
Interest income	23,415	4,336	89,568
Interest expense	–	(17,851)	(207,862)
Forgiveness of loan payable	–	–	287,406
Settlement of debt	–	–	24,866

Net loss and comprehensive loss	$(527,929)	$(336,527)	$(5,724,178)

Net Loss Per Common Share

Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Outstanding Shares – stated in 1,000’s
Basic and Diluted	83,636	62,979

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
(Unaudited)
Consolidated Statements of Shareholders’ Equity
For the Period September 10, 2003 (Inception of Exploration Stage) to December 31, 2007

	Common Shares			Capital
			Additional	Stock
			Paid in	Subscriptions	Accumulated
	Shares	Amount	Capital	Received	Deficit	Total

Balance at
September 10, 2003	991,918	$992	$(992)	$–	$–	$–

Issuance of common stock
pursuant to bankruptcy
agreement September 10, 2003	36,019,556	36,019	13,981	–	–	50,000

Net operating loss for
the period September 10
to September 30, 2003	–	–	–	–	(50,000)	(50,000)

Balance at September 30, 2003	37,011,474	37,011	12,989	–	(50,000)	–

Return and cancellation
of common shares	(5,775,000)	(5,775)	5,775	–	–	–

Net operating loss for the
year ended September 30, 2004	–	–	–	–	(525,754)	(525,754)

Balance at
September 30, 2004	31,236,474	31,236	18,764	–	(575,754)	(525,754)

Issuance of common stock
Private placement March 10, 2005
- Shares	1,875,000	1,875	527,940	–	–	529,815
- Warrants (787,500)	–	–	205,185	–	–	205,185
Share exchange June 7, 2005
- Shares	18,208,875	18,209	2,476,497	–	–	2,494,706
- Conversion rights of preferred
shares of subsidiary	–	–	–	1,777,639	–	1,777,639
Private placement August 12, 2005
- Shares	710,946	711	151,638	–	–	152,349
- Warrants (710,946)	–	–	132,030	–	–	132,030
Common stock subscription received	–	–	–	250,000	–	250,000

Net operating loss for the
year ended September 30, 2005	–	–	–	–	(1,262,549)	(1,262,549)

Balance at September 30, 2005	52,031,295	52,031	3,512,054	2,027,639	(1,838,303)	3,753,421

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
(Unaudited)
Consolidated Statements of Shareholders’ Equity (Continued)
For the Period September 10, 2003 (Inception of Exploration Stage) to December 31, 2007

	Common Shares			Capital
			Additional	Stock
			Paid in	Subscriptions	Accumulated
	Shares	Amount	Capital	Received	Deficit	Total

Balance carried forward
at September 30, 2005	52,031,295	52,031	3,512,054	2,027,639	(1,838,303)	3,753,421

Issuance of common stock
Private placement October 11, 2005
- Shares	3,150,000	3,150	667,266	(250,000)	–	420,416
- Warrants (3,150,000) (Note 7)	–	–	553,584	–	–	553,584
Private placement January 13, 2006
- Shares	73,000	73	55,345	–	–	55,418
- Warrants (73,000) (Note 7)	–	–	46,402	–	–	46,402
Exercise option agreement
February 23, 2006
- Shares	4,707,750	4,708	640,277	(644,985)	–	–
Exercise option agreement
June 13, 2006
- Shares	2,867,250	2,867	389,960	(392,827)	–	–
Warrants exercised July 28, 2006	100,000	100	59,900	–	–	60,000
Warrants exercised September 11, 2006	50,000	50	29,950	–	–	30,000
Options granted for services	–	–	558,882	–	–	558,882

Net operating loss for the year ended
September 30, 2006	–	–	–	–	(1,922,282)	(1,922,282)

Balance at September 30, 2006	62,979,295	62,979	6,513,620	739,827	(3,760,585)	3,555,841

Settlement Agreement January 22, 2007
- Shares	1,600,000	1,600	433,950	–	–	435,550
Exercise option agreement April 4, 2007
- Shares	5,400,000	5,400	734,427	(739,827)	–	–
Private Placement May 25, 2007
- Shares	5,000,000	5,000	1,086,348	–	–	1,091,348
- Warrants (5,000,000) (Note 7)	–	–	758,652	–	–	758,652
Private Placement June 22, 2007
- Shares	8,333,333	8,333	2,731,300	–	–	2,739,633
- Warrants (8,333,333) (Note7)	–	–	1,676,492	–	–	1,676,492
- Special warrants (1,000,000) (Note 7)	–	–	283,875	–	–	283,875
Private Placement July 11, 2007
- Shares	323,333	323	106,559	–	–	106,882
- Warrants (323,333) (Note 7)	–	–	66,397	–	–	66,397
- Special warrants (38,800) (Note 7)	–	–	11,021	–	–	11,021

Subtotal carried forward	83,635,961	83,635	14,402,641	–	(3,760,585)	10,725,691

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
(Unaudited)
Consolidated Statements of Shareholders’ Equity (Continued)
For the Period September 10, 2003 (Inception of Exploration Stage) to December 31, 2007

	Common Shares			Capital
			Additional	Stock
			Paid in	Subscriptions	Accumulated
	Shares	Amount	Capital	Received	Deficit	Total

Subtotal carried forward from
previous page	83,635,961	83,635	14,402,641	–	(3,760,585)	10,725,691

Warrant Exchange September 4, 2007
- Share value transferred from warrants	–	–	11,467	–	–	11,467
- Warrants cancelled (500,000) (Note 7)	–	–	(130,276)	–	–	(130,276)
- Warrants issued (625,000) (Note 7)	–	–	118,809	–	–	118,809
Warrant Exchange September 10, 2007
- Share value transferred from warrants	–	–	7,237	–	–	7,237
- Warrants cancelled (287,500) (Note 7)	–	–	(74,909)	–	–	(74,909)
- Warrants issued (359,375) (Note 7)	–	–	67,672	–	–	67,672
Options granted for services	–	–	246,643	–	–	246,643

Net operating loss for the year ended
September 30, 2007	–	–	–	–	(1,435,664)	(1,435,664)

Balance at September 30, 2007	83,635,961	83,635	14,649,284	–	(5,196,249)	9,536,670

Options granted for services	–	–	32,703	–	–	32,703

Net operating loss for the period ended
December 31, 2007	–	–	–	–	(527,929)	(527,929)

Balance at December 31, 2007	83,635,961	$83,635	$14,681,987	$–	$(5,724,178)	$9,041,444

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
(Unaudited)
Consolidated Statements of Cash Flows
For the Three Months Ended December 31, 2007 and 2006 and the Period September 10, 2003 (Inception of Exploration Stage) to December 31, 2007

	Three Months	Three Months	September 10,
	Ended	Ended	2003 to
	December 31,	December 31,	December 31,
	2007	2006	2007

Cash Provided by (Used in):

Operating Activities
Net loss	$(527,929)	$(336,527)	$(5,724,178)
Items not affecting cash:
Stock based compensation	32,703	80,458	838,228
Bad debts	–	–	170,084
Amortization	3,427	250	5,761
Settlement of lawsuit	–	–	435,550
Forgiveness of loan payable	–	–	(287,406)
Commissions withheld from loans proceeds	–	–	121,000
Net changes in non-cash working capital (Note 9)	(139,738)	222,158	(259,620)

	(631,537)	(33,661)	(4,700,581)
Investing Activities
Purchase of equipment	(43,644)	–	(49,272)
Purchase of oil and gas properties	–	–	(111,392)
Cash from acquisition of subsidiary	–	–	11,141
Return of costs from Farmout Agreement	–	–	961,426

	(43,644)	–	811,903
Financing Activities
Loan payable	–	11,292	275,852
Loan advance – related parties	–	–	(811,746)
Note payable repayment	–	–	(100,056)
Debenture advance (repayment)	–	–	(1,004,890)
Proceeds from issuance from common stock	–	–	9,219,499
Proceeds from debenture net of commissions	–	–	879,000

	–	11,292	8,457,659
Increase (decrease) in cash and cash equivalents	(675,181)	(22,369)	4,568,981

Cash and cash equivalents, beginning of period	5,244,162	50,324	–

Cash and cash equivalents, end of period	$4,568,981	$27,955	$4,568,981

Supplemental Cash Flow Information:
Interest expense	$–	$17,851

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
(Unaudited)
Notes to the Consolidated Financial Statements
December 31, 2007

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

These interim financial statements follow the same significant accounting policies and methods of application as the Company’s annual consolidated financial statements for the year ended September 30, 2007.

These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the information contained therein. However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year.  It is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-KSB for the year ended September 30, 2007.

2.           Summary of Significant Accounting Policies

Basis of Consolidation

These consolidated financial statements include the accounts of two wholly owned subsidiaries: (1) Northern Alberta Oil Ltd. (“Northern”) from the date of acquisition, being June 7, 2005, incorporated under the Business Corporations Act (Alberta), Canada; and (2) Deep Well Oil & Gas (Alberta) Ltd., incorporated under the Business Corporations Act (Alberta), Canada on September 15, 2005. As of December 31, 2007, Deep Well owned 100% (2007 – 100%) of the Northern common shares and owns 100% (2007 – 100%) of the Northern preferred shares. All inter-company balances and transactions have been eliminated. The Company has received “Capital stock subscriptions” valued at $1,777,639 relating to the Northern preferred shares for which Deep Well has exclusive rights to call in the future. As of April 4, 2007, all of these rights have been called.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. Cash also consists of cash held in trust.

Property and Equipment

Property and equipment are stated at cost less accumulated amortization.  Amortization expense is computed using the declining balance method over the estimated useful life of the asset.  The following is a summary of the estimated useful life used in computing amortization expense.

Software	- 100%
Office furniture and equipment	- 20%
Computer equipment	- 55%

Expenditures for major repairs and renewals that extend the useful life of the asset are capitalized.  Minor repair expenditures are charged to expense as incurred. Leasehold improvements are amortized over the greater of five years or the remaining life of the lease agreement.

Long-Lived Assets

The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.

Asset Retirement Obligations

The Company accounts for asset retirement obligations by recording the estimated future cost of the Company’s plugging and abandonment obligations. The asset retirement obligation is recorded when there is legal obligation associated with the retirement of a tangible long-lived asset and the fair value of the liability can reasonably be estimated. Upon initial recognition of an asset retirement obligation, the Company increases the carrying amount of the long-lived asset by the same amount as the liability. Over time, the liabilities are accreted for the change in their present value through charges to oil and gas production and well operations costs. The initial capitalized costs are depleted over the useful lives of the related assets through charges to depreciation, depletion and amortization. If the fair value of the estimated asset retirement obligation changes, an adjustment is recorded to both the asset retirement obligation and the asset retirement cost. Revisions in estimated liabilities can result from revisions of estimated inflation rates, escalating retirement costs, and changes in the estimated timing of settling asset retirement obligations. As at December 31, 2007, no asset retirement obligations exist.

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

Revenue Recognition

The Company is in the business of exploring for, developing, producing, and selling crude oil and natural gas. Crude oil revenue is recognized when the product is taken from the storage tanks on the lease and delivered to the purchaser. Natural gas revenues are recognized when the product is delivered into a third party pipeline downstream of the lease. Occasionally the Company may sell specific leases and the gain or loss associated with these transactions will be shown separately from the profit or loss from the operations or sales of oil and gas products.

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

Financial Instruments

Fair Values

The fair values of the Corporation's cash and cash equivalents, accounts receivable, accounts payable, accounts payable - related parties, and note payable approximate their carrying values due to the short-term nature of these financial instruments.

Environmental Requirements

At the report date, environmental requirements related to the mineral claims acquired are unknown and therefore an estimate of any future cost cannot be made.

Share-Based Compensation

The Company accounts for stock options granted to directors, officers, employees and non-employees using the fair value method of accounting. The fair value of stock options for directors, officers and employees are calculated at the date of grant and is expensed over the vesting period of the options on a straight-line basis. For non-employees, the fair value of the options is measured on the earlier of the date at which the counterparty performance is complete or the date at which the performance commitment is reached. The Company uses the Black-Scholes model to calculate the fair value of stock options issued, which requires certain assumptions to be made at the time the options are awarded, including the expected life of the option, the expected number of granted options that will vest and the expected future volatility of the stock. The Company has not incorporated an estimated forfeiture rate for stock options that will not vest; rather the Company accounts for actually forfeitures as they occur.

Recently Adopted Accounting Standards

Effective October 1, 2007, the Company adopted FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109, which prescribes a comprehensive model for accounting for uncertainty in tax positions. FIN No. 48 provides that the tax effects from an uncertain tax position can be recognized in the financial statements based on the technical merits of the position, only if the position is more likely than not of being sustained on audit by the Internal Revenue Service (“IRS”). The adoption of FIN No. 48 did not have an effect on the consolidated financial statements.

Effective October 1, 2007, the Company adopted FASB issued FASB Staff Position FIN No. 48-1, Definition of Settlement in FASB Interpretation No. 48 (“FIN No. 48-1”). FIN No. 48-1 amends FIN No. 48 to provide guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The term “effectively settled” replaces the term “ultimately settled” when used to describe recognition, and the terms “settlement” or  “Settled” replace the terms “ultimate settlement” or “ultimately settled” when used to describe measurement of a tax position under FIN No. 48. FIN No. 48-1 clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits, and the statute of limitations remains open. The adoption of FIN No-48-1 did not have an effect on the consolidated financial statements.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Accounting for Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value within generally accepted accounting principles, and expands required disclosure about fair value measurements. SFAS No. 157 does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-2, Effective Date of FASB Statement No.157, which delayed the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective October 1, 2009, the Company will adopt SFAS No. 157 except as it applies to those non-financial assets and non-financial liabilities as noted in FSP FAS No. 157-b. The Company is evaluating the effect that these new standards will have, if any, in the consolidated financial statements when adopted.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. This statement became effective on November 15, 2008 following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of SFAS 162 is not expected to have a material effect on our results of operations, financial position or cash flows.

FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). In June 2008, the FASB issued FSP EITF 03-6-1. Under this FSP, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether they are paid or unpaid, are considered participating securities and should be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. In addition, all prior period earnings per share data presented should be adjusted retrospectively and early application is not permitted. The adoption of FSP EITF 03-6-1 is not expected to have a material effect on the earnings per share disclosures.

On December 31, 2008, the SEC issued the final rule, “Modernization of Oil and Gas Reporting” (“Final Rule”). The Final Rule adopts revisions to the SEC’s oil and gas reporting disclosure requirements and is effective for annual reports on Forms 10-K for years ending on or after December 31, 2009. Early adoption of the Final Rule is prohibited. The revisions are intended to provide investors with a more meaningful and comprehensive understanding of oil and gas reserves to help investors evaluate their investments in oil and gas companies. The amendments are also designed to modernize the oil and gas disclosure requirements to align them with current practices and changes in technology. Revised requirements in the SEC’s Final Rule include, but are not limited to:

•	Oil and gas reserves must be reported using the average price over the prior 12 month period, rather than year-end prices;

•	Companies will be allowed to report, on an optional basis, probable and possible reserves;

•	Non-traditional reserves, such as oil and gas extracted from coal and shales, will be included in the definition of “oil and gas producing activities”;

•
Companies will be permitted to use new technologies to determine proved reserves, as long as those technologies have been demonstrated empirically to lead to reliable conclusions with respect to reserve volumes;

•
Companies will be required to disclose, in narrative form, additional details on their proved undeveloped reserves (PUDs), including the total quantity of PUDs at year end, any material changes to PUDs that occurred during the year, investments and progress made to convert PUDs to developed oil and gas reserves and an explanation of the reasons why material concentrations of PUDs in individual fields or countries have remained undeveloped for five years or more after disclosure as PUDs;

•
Companies will be required to report the qualifications and measures taken to assure the independence and objectivity of any business entity or employee primarily responsible for preparing or auditing the reserves estimates.

The Company is currently evaluating the potential impact of the Final Rule. The SEC is discussing the Final Rule with the FASB staff to align FASB accounting standards with the new SEC rules. These discussions may delay the required compliance date.

In October 2008, the FASB issued Staff Position (“FSP”) No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS No. 157, “Fair Value Measurements” (SFAS 157”) and clarifies the application of SFAS 157 in a market that is not active. This FSP also provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application are accounted for as a change in accounting estimate according to SFAS No. 154 “Accounting Changes and Error Corrections”. The adoption of FSP 157-3 is not expected to have a material effect on the Company’s results of operations, financial position or cash flows.

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

Significant estimates by management include valuations of oil and gas properties including future abandonment costs, valuations of accounts receivable, useful lives of long-lived assets, asset retirement obligations, valuation of share-based compensation, and the realizability of future income taxes.

3.	Oil and Gas Properties

The Company has acquired interests in certain oil and gas properties, most of which were subject to a farmout agreement entered into on February 25, 2005, (“Farmout Agreement”). These properties are located in North Central Alberta, Canada. The terms include certain commitments related to oil and gas leases that require the payments of rents as long as the leases are non-producing. As of December 31, 2007, Northern’s net payments due in Canadian dollars under this commitment are as follows:

2008	$34,675
2009	$45,158
2010	$45,158
2011	$45,158
2012	$45,158
2013	$45,158
Subsequent	$269,516

The Government of Alberta owns this land and the Company has acquired the rights to perform oil and gas activities on these lands. If the Company meets the conditions of the 15-year leases the Company will then be permitted to drill on and produce oil from the land into perpetuity. These conditions give the Company until the expiration of the leases to meet the following requirements on its primary oil sands leases:

a)	drill 68 wells throughout the 68 sections; or

b)	drill 41 wells within the 68 sections and having acquired and processed 2 miles of seismic on each other undrilled section.

The Company plans to meet the second of these conditions. As at December 31, 2007, three of these wells have been drilled.

The Company follows the successful efforts method of accounting for costs of oil and gas properties. Under this method, acquisition costs of oil and gas properties and costs of drilling and equipping development wells are capitalized. Costs of drilling exploratory wells are initially capitalized and, if subsequently determined to be unsuccessful, are charged to expenses. All other exploration costs, including geological and geophysical costs and carrying and maintenance costs, are charged to exploration expenses when incurred.  Producing, non-producing and unproven properties are assessed annually, or more frequently as economic events indicate, for potential impairment.

This consists of comparing the carrying value of the asset with the asset’s expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions. Proven oil and gas properties are reviewed for impairment on a field-by-field basis. In addition, management evaluates the carrying value of non-producing properties and may deem them impaired for lack of drilling activities. No impairment losses were recognized for the period ended December 31, 2007 (2007 - $nil).

Capitalized costs of proven oil and gas properties are depleted using the unit-of-production method when the property is placed in production.

Substantially all of the Company’s oil and gas activities are conducted jointly with others. The accounts reflect only the Company’s proportionate interest in such activities.

On November 15, 2005, the Company’s subsidiary received 80% of an additional 6.5 sections of a five year oil sands permit rights, which were part of the subsidiary’s original purchase agreement.

On November 15, 2005, the Company entered into an agreement to amend a Farmout Agreement with Signet Energy Inc. (“Signet”), a private company owned by Surge Global Energy, Inc. (“Surge”). Under this new amended Farmout Agreement, (“Amended Farmout Agreement”) Signet, as operator, assumed the farmout obligations including completing, at its expense, the drilling of 10 wells to earn up to a 40% working interest in the Sawn Lake Oil Sands Project.

On November 15, 2005, as part of the settlement of a legal action the Company and Surge agreed to amend a Farmout Agreement signed on February 25, 2005, between the Company and Surge that had previously been terminated by the Company (disclosed on Form 8-K on September 29, 2005). The amendments to the agreement provided that: (1) all conditions of the Farmout Agreement were deemed to have been satisfied on September 25, 2005; (2) the earning period (i.e. the period during which Signet has to drill 10 wells) under the agreement has been extended until February 25, 2008; (3) Signet had until September 25, 2006, to drill an option well; (4) an additional 6.5 sections of land were added to the land subject to the agreement; (5) Signet paid the Company $1,000,000 on November 15, 2005, in satisfaction of the prospect fee outstanding instead of after drilling the second well as stated in the Farmout Agreement, and (6) no shares of Surge will be issued to the Company. Instead, the Company or its subsidiaries received 7,550,000 common shares of Signet.

As of the statement date of this report the Company owns an 80% working interest in 51 contiguous sections of oil sands development leases and 6.5 sections of oil sands permits in the Sawn lake heavy oil area in North Central Alberta. The Company has an additional 40% working interest in another 12 sections of oil sands development leases of which Signet has earned 40% from the Company.

On November 26, 2007, the Company entered into a settlement agreement with Signet Energy Inc. (“Signet” a 100% owned subsidiary company of Andora Energy Corporation) and Andora Energy Corporation and resolved their differences and certain collateral matters. The settlement included but was not limited to:

a)	The Farmout Agreement dated February 25, 2005, and the Amended Farmout Agreement, being effectively terminated concurrently with the execution of the settlement agreement;

b)	Signet being regarded as having earned a 40% working interest in a total of twelve sections;

c)	Signet transferring registered title to 57.5 unearned sections of the farmout lands, as defined in the Farmout Agreement, back to the Company;

d)	Signet having acknowledged that the Company is not responsible for any royalty assumed by the Company on behalf of Signet in the Farmout Agreement; and

e)	A joint discontinuance of the remaining minor litigation issues amongst all the parties.

4.           Property and equipment

	December 31, 2007
		Accumulated	Net Book
	Cost	Amortization	Net
Computer Equipment	$24,382	$2,736	$21,646
Office furniture and equipment	19,333	1,791	17,542
Software	5,826	1,234	4,592
	$49,541	$5,761	$43,780

	September 30, 2007
		Accumulated	Net Book
	Cost	Amortization	Net
Office furniture and equipment	$5,088	$1,795	$3,293
Software	809	539	270
	$5,897	$2,334	$3,563

5.           Note Payable

The Company has a loan outstanding of $11,250 which is due on demand, is unsecured, and bears no interest.

6.           Significant Transactions With Related Parties

Accounts payable – related parties of $87,306 (as of September 30, 2007 - $263,091) result from directors fees and other fees payable by the Company. Accounts payable – related parties are unsecured, non-interest bearing, and have no fixed terms of repayment.

Officers, directors, their families, and their controlled entities have acquired 6.60% of the Company’s outstanding common capital stock.

7.           Share Capital

On October 11, 2005, the Company completed a private placement of 3,150,000 units at a price of $0.40 per unit for $1,260,000. Each unit consisted of one common share and one common share purchase warrant, with each warrant entitling its holder to acquire one share of its common stock at a price of $0.60 per share. The warrants expired on October 11, 2008. In connection with the private placement, a finder’s fee of $36,000 was paid.

On January 13, 2006, the Company completed a private placement of 51,200 units at a price of $1.50 per unit, for 76,800. Each unit consisted of one common share and one common share purchase warrant, with each warrant entitling its holder to acquire one share of its common stock at an exercise price of $2.25 per common share. The warrants expired on January 13, 2009. In addition, on January 12, 2006, pursuant to a Debt Settlement Agreement, one holder of $38,293 of the Company’s indebtedness exchanged its debt for 21,800 units at a price of $1.50 per unit valued at $32,700. Each unit consisted of one common share and one common share purchase warrant, with each warrant entitling its holder to acquire one common share of the Company at a price of $2.25. The warrants expired on January 13, 2009. In connection with the private placement, a finder’s fee of $7,680 was paid.

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

On January 22, 2007, the Company reached a settlement and a release of all claims with Grey K Fund LP, Grey K Offshore Fund Ltd., Provident Premier Master Fund Ltd., Atlas Master Fund Ltd. and Gemini Master Fund, Ltd. for 1,600,000 units at a price of approximately $0.27 per unit for $435,550. Each unit consisted of one common share.

On April 4, 2007, pursuant to an exercise option agreement the Company entered into on June 7, 2005 (see Note 3), the Company issued 5,400,000 common shares in exchange for 180,000 of the outstanding preferred shares of Northern. As of April 4, 2007, all Northern preferred shares have been converted into Deep Well common shares, resulting in Deep Well owning 100% of Northern preferred shares.

On May 25, 2007, the Company completed a private placement of 5,000,000 units at a price of $0.40 per unit for $2,000,000. Each unit consisted of one common share and one common share purchase warrant, with each warrant entitling its holder to acquire one share of the Company’s common stock at a price of $0.60 per share. The exercise price of the warrants will be adjusted from time to time upon the occurrence of certain events, as provided in the warrants. The warrants expire on May 25, 2010. In connection with the private placement, a finder’s fee of $150,000 was paid.

On June 22, 2007, the Company completed a private placement of 8,333,333 units at a price of $0.60 per unit for $5,000,000. Each unit consisted of one common share and one common share purchase warrant and another twelve one –hundredths common share purchase warrant (“Special Warrant”). Each warrant entitles the holder to purchase one additional common share at a price of $0.90 per common share for a period of three years from the date of closing. Each Special Warrant entitles the holder to purchase a common share at a price of $1.20 for a period of five years from the date of closing. The exercise price of the warrants and the Special Warrants will be adjusted from time to time upon the occurrence of certain events, as provided in the warrants. The warrants expire on June 22, 2010, and the special Warrants expire on June 22, 2012. In connection with the private placement, a finder’s fee of $300,000 was paid.

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

On September 4, 2007, pursuant to the warrant issuance on March 10, 2005, 500,000 common share warrants with an exercise price of $0.50 per common share were exchanged for 625,000 common share warrants with an exercise price of $0.40 per common share. The warrants were revalued as at September 4, 2007, to reflect the new terms.

On September 10, 2007, pursuant to the warrant issuance on March 10, 2005, 287,500 common share warrants with an exercise price of $0.50 per common share were exchanged for 359,375 common share warrants with an exercise price of $0.40 per common share. The warrants were revalued as at September 10, 2007, to reflect the new terms.

The warrants outstanding as of December 31, 2007, were 19,967,053 (2007 – 19,967,053) and are valued at $3,714,934 (2007 - $3,714,934)

8.           Stock Options

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

On November 28, 2005, the Company granted its directors Donald E.H. Jones and Cyrus Spaulding options to purchase 375,000 shares each of common stock at an exercise price of $0.71 per share, 75,000 vesting immediately and the remaining vesting one-third on June 29, 2006, one-third on June 29, 2007, and one-third on June 29, 2008, with a five-year life.

On November 28, 2005, the Company granted its directors Horst A. Schmid and Curtis Sparrow options to purchase 375,000 shares each of common stock at an exercise price of $0.71 per share 175,000 vesting immediately and the remaining vesting one-half on February 6, 2006, and one-half on February 6, 2007, with a five-year life.

On November 28, 2005, the Company granted a director of a subsidiary of the Company, Moses Ling, options to purchase 187,500 shares of common stock at an exercise price of $0.71 per share, 37,500 vesting immediately and the remaining vesting one-third on June 6, 2006, one-third on June 6, 2007, and one-third on June 6, 2008, with a five-year life.

On November 28, 2005, the Company granted Trebax Projects Ltd., a corporation providing consulting services to the Company or its subsidiary and wholly owned by a director, options to purchase 390,000 shares of common stock at an exercise price of $0.71 per share, vesting one-third on September 1, 2006, one-third on September 1, 2007, and one-third on September 1, 2008, with a five-year life. On September 21, 2007, 130,000 of the remaining non-vested stock options were terminated as Cyrus Spaulding resigned as the Chief Operating Officer of the Company.

On November 28, 2005, the Company granted Portwest Investments Ltd., a corporation providing consulting services to the Company or its subsidiary and wholly owned by a director, options to purchase 390,000 shares of common stock at an exercise price of $0.71 per share, vesting one-third on July 1, 2006, one-third on July 1, 2007, and one-third on July 1, 2008, with a five-year life.

On November 28, 2005, the Company granted Concorde Consulting, a corporation providing consulting services to the Company or its subsidiary and wholly owned by a director, options to purchase 390,000 shares of common stock at an exercise price of $0.71 per share, vesting one-third on July 1, 2006, one-third on July 1, 2007, and one-third on July 1, 2008, with a five-year life.

On October 25, 2006, the Company granted its director David Roff options to purchase 375,000 shares of common stock at an exercise price of $0.71 per share, 75,000 vesting immediately and the remaining one-third on April 6, 2007, one-third on April 6, 2008, and one-third on April 6, 2009, with a five-year life.

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

For the period ended December 31, 2007, the Company recorded $32,703 (as of December 31, 2006 - $80,458) of compensation expense based on its use of the Black-Scholes model to estimate the grant-date fair value of these unit option awards. No options were exercised during the period ended December 31, 2007, therefore, the intrinsic value of the options exercised during 2007 is nil. As of December 31, 2007, there was a total of $84,914 of unrecognized compensation cost related to the non-vested portion of these unit option awards. At December 31, 2007, this cost was expected to be recognized over a weighted-average period of 0.74 years. Compensation expense is based upon straight-line amortization of the grant-date fair value over the vesting period of the underlying unit option. Since the Company is a relatively new public company and has minimal trading history, it has used an estimated volatility of approximately 138% for the 2007 based on the trading history available.

	Shares Underlying Options Outstanding			Shares Underlying Options Exercisable
Range of Exercise Prices	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price

$0.47 at December 31, 2007	276,000	4.72	$0.47	76,000	$0.47
$0.71 at December 31, 2007	3,102,500	3.02	0.71	2,392,500	0.71
	3,378,500	3.16	$0.69	2,468,500	$0.70

The aggregate intrinsic value of exercisable options as of December 31, 2007, was $1,520 (as of December 31, 2006 - $nil).

The Company has used a weighted average risk-free rate of 3.99% in its Black-Scholes calculation of grant-date fair value, which is based on U.S. Treasury interest rates at the time of the grant whose term is consistent with the expected life of the stock options. Expected life represents the period of time that options are expected to be outstanding and is based on the Company’s best estimate. The Company has also discounted the fair value of the stock options calculated using the Black-Scholes model using a discount rate determined by comparing the trading price of the shares with the deemed price of shares on private placements closed during the year. The following table represents the weighted average assumptions used for the Black-Scholes option pricing model:

	2007	2006

Average risk-free interest rates	3.99%	4.28%
Average expected life (in years)	5	5
Volatility	138%	160%
Dividend	–	–

The following is a summary of stock option activity for 2007:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Market Value

Balance, September 30, 2005	–	$–	$–
Options granted November 28, 2005	2,857,500	0.71	0.27

Balance, September 30, 2006	2,857,500	0.71	0.27
Options forfeited September 21, 2007	(130,000)	0.71	0.27
Options granted October 25, 2006	375,000	0.71	0.38
Options granted September 20, 2007	276,000	0.47	0.45

Balance, September 30, 2007	3,378,500	0.69	0.30

Balance, December 31, 2007	3,378,500	$0.69	$0.27

Exercisable, December 31, 2007	2,468,500	$0.70	$0.27

The following table summarizes the status of the Company’s non-vested stock options since October 1, 2005:

	Non-Vested Options
	Number of Shares	Weighted Average Exercise Price

Non-vested at October 1, 2005	–	$–
Granted	2,857,500	0.71
Vested	(1,377,500)	0.71

Non-vested at September 30, 2006	1,480,000	0.71
Forfeited	(130,000)	0.71
Granted	651,000	0.61
Vested	(1,025,000)	0.71

Non-vested at September 30, 2007	976,000	0.64

Vested	66,000	0.47

Non-vested at December 31, 2007	910,000	$0.66

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

9.	Changes in Non-Cash Working Capital

	Three Months	Three Months
	Ended	Ended
	December 31, 2007	December 31, 2006

Accounts receivable	$(28,863)	$25,644
Prepaid expenses	(4,080)	–
Accounts payable	(106,795)	196,514

	$(139,738)	$222,158

10.	Commitments

Compensation to Directors

Since the acquisition of Northern Alberta Oil Ltd., the Company and Northern have entered into the following contracts with the following companies for the services of their officers:

1)	Portwest Investments Ltd., a company owned 100% by Dr. Horst A. Schmid, for providing services to the Company as Chief Executive Officer and president for $12,500 Cdn per month.

2)	Concorde Consulting, a company owned 100% by Mr. Curtis J. Sparrow, for providing services as Chief Financial Officer to the Company for $15,000 Cdn per month.

3)	Brave Consulting, a company 50% owned by Mr. David Roff, for providing consulting services to the Company for $8,000 Cdn per month. As of August 2007 the amount has increased to $12,000 per month.

Compensation to Contractor

R. N. Dell Energy Ltd. has been contracted to provide geological services to the Company for $17,700 Cdn per month.

11.	Subsequent Events

On March 18, 2008, the 6.5 section oil sands permit which was originally scheduled to expire on April 9, 2008, was extended for one year pursuant to an application made by Northern.

On April 2, 2008, Deep Well participated in a public offering of Crown Petroleum and Natural Gas Rights held by the Alberta Department of Energy, in which the Company successfully bid on 1 Petroleum and Natural Gas Rights parcel covering 3,795 gross acres (1,536 gross hectares) for a total of six sections in the Ochre area. Deep Well acquired an undivided 100% working interest in these six sections located in the Peace River Oil Sands area approximately 14 miles west of the Sawn Lake properties.

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

12.	Legal Actions

Deep Well Oil & Gas, Inc. vs. Tamm Oil and Gas Corp., et al

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

Deep Well is seeking injunctive relief and/or other damages in connection with the Complaint. As at September 14, 2009, a settlement was reached with the defendants. An agreed judgement of dismissal is pending and is set for hearing on September 29, 2009. On September 14, 2009 and effective September 1, 2009, Deep Well and Tamm, Garry Tighe, William Tighe, Sean Dickenson, John Muzzin, Guido Hilekes, Peter Schriber, Olaf Herr, Arthur Sulzer, LB (Swiss) Private Bank, Ltd. and Rahn & Bodmer Co. (collectively the “TAMM Parties”) entered into a full settlement and release with all the defendants in Deep Well Oil & Gas, Inc. v. Tamm Oil & Gas Corp., et. Al. (D. Nev., Case No. 3:08-cv-00173-ECR-RAM) in the United States District Court, District of Nevada.

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

The Plaintiff was and still is a minority shareholder of 979708 Alberta Ltd. ("979708"). 979708 was in the business of discovering, assembling and acquiring oil and gas prospects. In 2002 and 2003, 979708 acquired oil and gas prospects in the Sawn Lake area of Alberta. On or about the 14th of July, 2003, all or substantially all the assets of 979708 were sold to Classic Energy Inc. The Plaintiff claims the value of the assets sold was far in excess of the value paid for those assets.  On April 23, 2004, Northern Alberta Oil Ltd., purchased Classic Energy Inc.'s assets, some of which are under dispute by the Plaintiff.  On June 7, 2005, Deep Well acquired all of the common shares of Northern thereby giving Deep Well an indirect beneficial interest in the assets the Plaintiff is claiming an interest.

The Plaintiff seeks an order setting aside the transaction and returning the assets to 979708, compensation in the amount of $15,000,000 Cdn, a declaration of trust declaring that Northern and Deep Well hold all of the assets acquired from 979708 and any property acquired by use of such assets, or confidential information of 979708, in trust for the Plaintiff.

This lawsuit has been stayed pending the outcome of the other litigation by the Plaintiff against some of the above defendants other than Deep Well and Northern. The Company believes the claims are without merit and will vigorously defend against them. As at December 31, 2007, no contingent liability has been recorded, as a successful outcome for the Plaintiff is unlikely.

Hardie & Kelly vs. Brown et al

On June 2, 2006, Hardie and Kelly (“the Plaintiff”), Trustee of the Estate of John Forbes Brown, filed against John Forbes Brown, a bankrupt, Diane Lynn McClaflin, 1089144 Alberta Ltd., and Deep Well (“the Defendants”) an Amended Statement of Claim in the Court of Queen's Bench of Alberta Judicial District of Calgary.  John Forbes Brown was a former officer and then sub-contractor of Deep Well before and during the time he was assigned into bankruptcy on July 12, 2004.  The Plaintiff claims, in addition to other issues unrelated to Deep Well, that John Forbes Brown received 4,812,500 Deep Well shares as a result of his employment at Deep Well and that John Forbes Brown improperly assigned these shares to the numbered company as a ruse entered into on the eve of insolvency by John Forbes Brown in order to facilitate the hiding of assets from his creditors and the trustee of his bankruptcy.  The Plaintiff further claims that on August 23, 2004, John Forbes Brown advised the Plaintiff that he in fact owned the above shares and did not disclose this ownership in his filed bankruptcy statement of affairs. The Plaintiff further claims that John Forbes Brown would lodge the said shares with his lawyer until such time as these shares could be transferred to the Plaintiff.  The Plaintiff further claims that, unbeknownst to them, John Forbes Brown surreptitiously removed the shares from his lawyer's office and delivered them to Deep Well so that Deep Well could cancel them.  The Plaintiff claims that Deep Well conspired with John Forbes Brown to defraud the creditors of John Forbes Brown by taking receipt and cancelling the said shares.  The Plaintiff claims that consideration paid by Deep Well for the said shares was invested in the home owned by John Forbes Brown and his wife.  The Plaintiff seeks: (1) an accounting of the proceeds and benefits derived by the dealings of the shares; (2) the home owned by John Forbes Brown and his wife, to be held in trust on behalf of the Plaintiff and an accounting of proceeds related to this trust; (3) damages from the Defendants because of their actions; (4) a judgement for $15,612,645 Cdn; (5) an order to sell John Forbes Brown's home; and (6) interest and costs.

Deep Well plans to vigorously defend itself against the Plaintiff's claims. As at December 31, 2007, no contingent liability has been recorded, as a successful outcome for the Plaintiff is unlikely.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our Company’s consolidated financial statements and related notes. For the purpose of this discussion, unless the context indicates another meaning, the terms: “Company”, “we”, “us” and “our” refer to Deep Well Oil & Gas, Inc. and its subsidiaries. This discussion includes forward-looking statements that reflect our current views with respect to future events and financial performance that involve risks and uncertainties. Our actual results, performance or achievements could differ materially from those anticipated in the forward-looking statements as a result of certain factors including risks discussed in Management’s Discussion and Analysis of Financial Condition or Results of Operations – “Forward-Looking Statements” below and elsewhere in this report, and under the heading “Risk Factors” and “Environmental Laws and Regulations” disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007, filed with the Securities and Exchange Commission on September 22, 2009.

Our consolidated financial statements and information are reported in U.S. dollars and are prepared based upon United States generally accepted accounting principles.

General Overview

Deep Well Oil and Gas, Inc. (“Deep Well”), along with its subsidiaries, is an emerging independent junior oil and gas exploration and development company headquartered in Edmonton, Alberta, Canada. Our Company’s immediate corporate focus is to develop the existing land base that it presently controls in the Peace River Oil Sands area in Alberta, Canada. Our principal office is located at Suite 700, 10150 - 100 Street, Edmonton, Alberta, Canada T5J 0P6, our telephone number is (780) 409-8144, and our fax number is (780) 409-8146. Deep Well Oil & Gas, Inc. is a Nevada corporation and trades on the pink sheets under the symbol DWOG. We maintain a website at www.deepwelloil.com.

Results of Operations for the Three Months Ended December 31, 2007

Our Company is an exploration stage company and as such does not have commercial production at any of its properties and, accordingly, it currently does not generate cash from operations. Since the inception of our current business plan, our operations have consisted primarily of various exploration and start-up activities relating to our properties, which included acquiring lease holdings by acquisitions and public offerings, seeking institutional investors, locating joint venture partners, acquiring and analyzing seismic data, engaging various firms to comply with leasehold conditions and environmental regulations as well as project management, and developing our long term business strategies. For the three months ended December 31, 2007, and for the comparable period, we generated no revenues from operations.

	Three Months	Three Months	September 10,
	Ended	Ended	2003 to
	December 31, 2007	December 31, 2006	December 31, 2007

Revenue	$–	$–	$–

Expenses
Administrative	$515,214	$242,305	$5,074,167
Amortization	3,427	249	5,761
Share Based Compensation	32,703	80,458	838,228

Net Loss from Operations	(551,344)	(323,012)	(5,918,156)

Other Income and Expenses
Interest Income	23,415	4,336	89,568
Interest Expense	–	(17,851)	(207,862)
Forgiveness of loan payable	–	–	287,406
Settlement of Debt	–	–	24,866

Net Loss and Comprehensive Loss	$(527,929)	$(336,527)	$(5,724,178)

Our net loss and comprehensive loss for the three months ended December 31, 2007, was $527,929 compared to a net loss and comprehensive loss of $336,527 for the three months ended December 31, 2006. This was due primarily to an increase of $272,909 in general and administrative costs and a decrease of $47,755 in stock based compensation expense to the comparable quarter, see Note 8 of the consolidated financial statements disclosed in this report.

For the three months ended December 31, 2007, interest income increased by $19,079, compared to the three months ended December 31, 2006, due primarily to interest received from term deposits. For the three months ended December 31, 2007, interest expense decreased by $17,851, compared to the three months ended December 31, 2006, due primarily to a decrease of accrued interest payable.

Operations

Our Company successfully completed its 2008/2009 winter drilling program and met its objectives by drilling 6 wells, 3 of which were drilled on our oil sands permit in order to provide technical data to support the required Department of Energy regulation to convert our oil sands permit into a 15-year primary lease. In addition, three wells were drilled further to the north of the above-mentioned 3 wells and the 3 horizontal wells previously drilled by our former farmout partner. These three northern wells continued the delineation of the main reservoir trend and we believe confirmed that the main reservoir continues north. We are evaluating the options for production available to us to decide on a course of action. Drilling on these 80% owned lands has opened new avenues for testing and further development of the Sawn Lake project. On the 12 sections of the jointly held lands, in which we have a 40% working interest, our Company is exploring different plans of action with Andora Energy Corporation, the operator of these 12 sections. The focus of our Company’s drilling program is to define the heavy oil reservoir to establish reserves and to determine the best technology under which oil can be produced from the Sawn Lake project in order to initiate production and generate cash flow.

We are currently in the process of evaluating various enhanced recovery technologies for a test well project, which is subject to regulatory approval, Board of Directors approval, financing, successful reservoir evaluation and modeling, and other risks associated with the oil sands industry.

Deep Well through its subsidiaries Northern Alberta Oil Ltd., which we refer to as “Northern”, and Deep Well Oil & Gas (Alberta) Ltd. currently have a 100% working interest in 15 sections of Petroleum and Natural Gas licenses (“P&NG”) in the Peace River area of Alberta, Canada, an 80% working interest in 56 contiguous sections of oil sands development leases, and a 40% working interest in an additional 12 contiguous sections of oil sands development leases in the Peace River oil sands area of Alberta, Canada. Our P&NG licenses and oil sands development leases cover 52,505 gross acres (21,248 gross hectares).

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

On December 4, 2008, as operator, we successfully spudded the first well of six wells to be drilled in our 2008/2009 winter drilling program. This well is located at 12-14-092-13W5 in North Central Alberta and was drilled to a vertical depth of 680 meters. The well was logged, cased, and completed for bluesky heavy oil production, with perforated intervals from 644.5m to 649.5m. We have recently submitted an application with the Energy Resources Conservation Board for a commercial bitumen recovery scheme to evaluate the 12-14-092-13W5 well for potential development using Cyclic Steam Stimulation. Currently this application is pending regulatory approval.

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

In conjunction with our recent drilling program, our Company acquired existing road infrastructure on our properties as follows: effective December 1, 2008, we acquired 6 P&NG properties of which 2 were expected to immediately expire, covering 11,387 gross acres (gross 4,608 hectares) from Paramount Resources Ltd. (“Paramount”). Included in this land acquisition, Paramount transferred 7 mineral surface leases (proposed well sites or “MSLs”) and 4 licenses of occupation, totaling 12 km of roads (access roads or “LOCs”). Along with this acquisition we acquired 2 wells. Of the 2 wells, one was drilled to a vertical depth of 737 meters on our existing oil sands lease and subsequent to the drilling and logging operations, this well was cased for bluesky heavy oil production. Perforated intervals were from 681.5m to 684.5m and 684.5m to 685.0m. This well’s status is still drilled and cased for future bitumen production. The estimated cost to drill this well would have been approximately $1.4 million dollars in drilling and completion costs, which does not include the costs associated to construct the existing access roads that we have acquired from Paramount. Paramount used these access roads, which our Company now owns, to access their properties to drill their wells and prepare some of their MSLs for future drilling.

Effective February 1, 2009, we also acquired from Penn West Petroleum Ltd. an LOC that totaled 8.7 km of an existing road.

On May 5, 2009, our Company was informed by the Alberta Department of Energy that it had approved our application to convert 5 sections of our oil sands permit to a 15-year primary lease. By drilling on these lands, where the permits were set to expire, we have preserved title to 5 sections and now has a primary lease, which is valid for an additional 15 years.

Liquidity and Capital Resources

As of December 31, 2007, our Company’s total assets were $9,253,055, compared to $4,479,861 as of December 31, 2006. The increase in our total assets was due to cash received from the sale of securities. Our total liabilities as of December 31, 2007, were $211,611 compared with $1,180,089 as of December 31, 2006. The decrease in our total liabilities was due primarily to a reduction in accounts payable and the reversal of a loan payable to a former director of our Company.

Our working capital (current liabilities subtracted from current assets) is as follows.

	Three Months	Three Months
	Ended	Ended	Year Ending
	December 31, 2007	December 31, 2006	September 30, 2007

Current Assets	$4,855,449	$122,960	$5,497,687
Current Liabilities	211,611	881,391	318,406
Working Capital	$4,643,838	$(758,431)	$5,179,281

At December 31, 2007, our Company had working capital of $4,643,838 compared to our working capital deficit of $758,431 at December 31, 2006. Our working capital increase was due primarily to the increase in cash received from the sale of securities. Our decrease in working capital from the September 30, 2007 year-end was due primarily to start up operation expenses incurred to prepare our six well sites for the 2008/2009 winter drilling program. Currently we have no long-term debt and our estimated working capital surplus, as of June 30, 2009, is approximately $1.62 million.

Our cash and cash equivalents for the period ending December 31, 2007, was $4,568,981, compared to $27,955 for the comparable period ending December 31, 2006. Our Company has raised sufficient funds to conduct our near-term operations during the fiscal years 2005, 2006, 2007, 2008, and 2009. From the period March 10, 2005 to July 31, 2009, we financed our business operations through a loan, fees derived from the farmout of some of our lands, private offerings of our common stock, and the exercise of certain warrants, realizing gross proceeds of approximately $19.6 million. In these offerings, we sold units comprised of common stock and warrants to purchase additional common stock, and as a result of these offerings, we had an aggregate of 42,818,138 outstanding warrants with exercise prices ranging from $0.40 to $1.20. If all of these warrants are exercised we may realize aggregate proceeds of approximately $30.9 million. However, the warrant holders have complete discretion as to when or if the warrants are exercised before they expire and we cannot guarantee that the warrant holders will exercise any of the warrants.

For our long term operations we anticipate that, among other alternatives, we may raise funds during the next twenty-four months through sales of our common stock. We also note that if we issue more shares of our common stock, our stockholders may experience dilution in the percentage of their ownership of common stock. We may not be able to raise sufficient funding from stock sales for long-term operations and if so, we may be forced to delay our business plans until adequate funding is obtained. We believe debt financing will not be an alternative for funding our Company, as we are an exploration stage Company and due to the risky nature of our business.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Forward-Looking Statements

This quarterly report on Form 10-Q, including all referenced exhibits, contains “forward-looking statements” within the meaning of the United States federal securities laws. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words "may", "believe", “intend”, "will", "anticipate", "expect", "estimate", "project", "future", “plan”, “strategy”, or “continue”, and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters, identify forward-looking statements. The forward-looking statements in this quarterly report on Form 10-Q include, among others, statements with respect to:

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
•
the additional risks and uncertainties, many of which are beyond our control, referred to elsewhere in this Form 10-Q, in our Form 10-K for the fiscal year ended September 30, 2007, and in our other SEC filings.

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

ITEM 3.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 under the Exchange Act and therefore we are not required to provide the information required under this item.

ITEM 4.                 CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of our fiscal quarter ended December 31, 2007, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as amended, was carried out under the supervision and with the participation of our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that as of the end of that quarter, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended December 31, 2007, there were changes and improvements in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the fiscal quarter ended December 31, 2007, we continued to implement our formalization and centralization of our accounts payable functions and multi-currency accounting software.

PART II. OTHER INFORMATION

ITEM 1.                 LEGAL PROCEEDINGS

There have been no new material developments in our litigation proceedings from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007, filed with the Securities and Exchange Commission on September 22, 2009, except for the following:

Deep Well Oil & Gas, Inc. vs. Tamm Oil and Gas Corp. et. al.

Effective September 1, 2009, the parties entered into a settlement agreement that fully and finally resolved their dispute and the lawsuit. On September 14, 2009 and effective September 1, 2009, Deep Well and Tamm, Garry Tighe, William Tighe, Sean Dickenson, John Muzzin, Guido Hilekes, Peter Schriber, Olaf Herr, Arthur Sulzer, LB (Swiss) Private Bank, Ltd. and Rahn & Bodmer Co. (collectively, the “TAMM Parties”) entered into a full settlement and release with all of the defendants in Deep Well Oil & Gas, Inc. v. Tamm Oil & Gas Corp., et. al. (D. Nev., Case No. 3:08-cv-00173-ECR-RAM) in the United States District Court, District of Nevada. The settlement provides that we be granted an option (the “Option”) to purchase Tamm’s interest in the Royalty Agreement between Mikwec Energy Canada, Ltd. and Nearshore Petroleum Corporation, dated December 12, 2003 (hereinafter the “Royalty Agreement”). The Option price shall be determined by an independent appraisal of the fair market value of Tamm’s interest in the Royalty Agreement, and shall reflect a $400,000 reduction from the determined fair market value. Further, if we decide to exercise this Option we can pay for part of the Option by way of a promissory note, the terms of which will be determined. The settlement also provides that for the term of the promissory note Tamm may designate a director to our Company’s board of directors, and that Tamm’s designee shall thereafter be included in our Company’s slate of director nominees for any stockholder election of directors, until such time as our Company repays the debt it owes on the promissory note related to the Option. A Stipulated Judgment of Dismissal of the case was filed on September 15, 2009 and entered by the court on the same day.

ITEM 1A.              RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Form 10-K for the fiscal year ended September 30, 2007, filed with the Securities and Exchange Commission on September 22, 2009.

ITEM 2.                 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

On August 14, 2008, pursuant to a subscription agreement, our Company completed a private placement with Mr. Malik Youyou for 10,638,297 units at a price of $0.47 per unit, for total gross proceeds of $5,000,000. Each unit is comprised of one common share, one common share purchase warrant (“Whole Warrant”) and 0.188000015 of one common share purchase warrant (“Additional Fractional Warrant”). Each Whole Warrant entitles the holder to purchase one common share at a price of $0.71 per common share for a period of three years from the date of closing. Each Additional Fractional Warrant entitles the holder to purchase 0.188000015 of one common share at a price of $0.95 for a period of three years from the date of closing. The Whole Warrants and the Additional Fractional Warrants expire on August 14, 2011. Mr. Malik Youyou became a director of our Company on August 20, 2008. The units were issued pursuant to Regulation S under the 1933 Act.

On October 31, 2008, we completed the second tranche of the private placement initially completed on August 14, 2008. In connection with the second tranche, we sold 12,500,000 units to Mr. Malik Youyou at a price of $0.40 per unit, for total gross proceeds of $5,000,000. Each unit is comprised of one (1) common share one (1) common share purchase warrant and 0.16 of one common share purchase warrant (“Additional Fractional Warrant”). Each whole warrant entitles the holder to purchase one (1) common share at a price of $0.60 per common share for a period of three years from the date of closing. Each Additional Fractional Warrant entitles the holder to purchase 0.16 of one common share at a price of $0.80 for a period of three years from the date of closing. The warrants and the Additional Fractional Warrants expire on October 31, 2011. The units were issued pursuant to Regulation S under the 1933 Act.

ITEM 3.                 DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                 OTHER INFORMATION

(a)            Information Required To Be Disclosed In A Report On Form 8-K, But Not Reported

Deep Well reported all information that was required to be disclosed during the period covered by this Form 10-Q in a subsequent report on Form 10-KSB and/or Form 10-QSB. Subsequent events not reported on Form 8-K during the period covered by this Form 10-Q but reported in a subsequent report on Form 10-QSB are as follows:

Subsequent Events Not Reported on Form 8-K during this quarter covered by this report

On October 1, 2007, we entered into a Consulting Agreement, effective September 20, 2007, with R.N. Dell Energy Ltd. (hereinafter referred to as “Contractor”) for at least until October 31, 2008. On September 28, 2007, under the terms of the Consulting Agreement, our Board of Directors granted options to the Contractor to acquire 240,000 common shares of our Company at the exercise price of $0.47 per common share (being the closing price as of the day before the effective date) which shall be vested at a rate of 20,000 common shares per month commencing October 31, 2007, so long as the Contractor continues to provide consulting services on such vesting dates.

(b)            Item 407(c)(3)of Regulation S-K)

Our Company currently does not have a nominating committee or a nominating committee charter or policy due to the relatively small size of our Company. Our Board believes that our entire Board of Directors can adequately perform the functions of the committee, including considering potential director nominees, therefore fulfilling the role of a nominating committee. It is anticipated that in preparation of any General Meeting of stockholders our Board will review stockholder proposals for nominations to the Board of Directors. Any such stockholder proposal must comply with the proxy rules under the Exchange Act including Rule 14a-8.

ITEM 6.             EXHIBITS

Exhibit No.	Description

4.1
Form of Warrant issued pursuant to the Subscription Agreement by and between Deep Well Oil & Gas, Inc. and Mr. Malik Youyou dated August 14, 2008 (incorporated by reference to exhibit 4.2 to our Form 8-K filed on August 15, 2008).

4.2
Form of Fractional Warrant issued pursuant to the Subscription Agreement by and between Deep Well Oil & Gas, Inc. and Mr. Malik Youyou dated August 14, 2008 (incorporated by reference to exhibit 4.3 to our Form 8-K filed on August 15, 2008).

4.3
Form of Warrant issued pursuant to the Subscription Agreement by and between Deep Well Oil & Gas, Inc. and Mr. Malik Youyou dated October 31, 2008 (incorporated by reference to exhibit 4.2 to our Form 8-K filed on November 7, 2008).

4.4
Form of Fractional Warrant issued pursuant to the Subscription Agreement by and between Deep Well Oil & Gas, Inc. and Mr. Malik Youyou dated October 31, 2008 (incorporated by reference to exhibit 4.3 to our Form 8-K filed on November 7, 2008).

10.1
Consulting agreement by and between our subsidiary company Northern Alberta Oil Ltd. and R.N. Dell Energy Ltd., effective September 20, 2007 (incorporated by reference to exhibit 10.8 to our Form 10-QSB filed on October 30, 2007).

10.2
Minutes of Settlement dated November 26, 2007 by and between Deep Well Oil & Gas, Inc. and its subsidiaries and 1350826 Alberta Ltd. and Andora Energy Corporation (incorporated by reference to exhibit 10.1 to our Form 8-K filed on December 14, 2007).

10.3	Form of Subscription Agreement by and between Deep Well Oil & Gas, Inc. and Mr. Malik Youyou dated August 14, 2008 (incorporated by reference to exhibit 4.1 to our Form 8-K filed on August 15, 2008).

10.4
Form of Subscription Agreement by and between Deep Well Oil & Gas, Inc. and Mr. Malik Youyou dated October 31, 2008  (incorporated by reference to exhibit 4.1 to our Form 8-K filed on November 7, 2008).

10.5	Settlement Agreement effective September 1, 2009, by and among our Company and Tamm Oil & Gas Corp et al (incorporated by reference to exhibit 10.1 to our Form 8-K filed on September 17, 2009).

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEEP WELL OIL & GAS, INC.

By	/s/ Horst A. Schmid
Dr. Horst A. Schmid
Chief Executive Officer and President
(Principal Executive Officer)

Date	October 27, 2009

By	/s/ Curtis James Sparrow
Mr. Curtis James Sparrow
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date	October 27, 2009