Form 10-Q
period 2008-03-31
DEEP WELL OIL & GAS INC
filed 2009-11-03
CIK 869495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

or

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
(Exploration Stage Company)
(Unaudited)
Consolidated Balance Sheets
March 31, 2008 and September 30, 2007

	March 31,	September 30,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$3,734,052	$5,244,162
Accounts receivable	188,809	80,082
Prepaid expenses	191,471	173,443

Total Current Assets	4,114,332	5,497,687

Oil and gas properties (Note 3)	4,353,826	4,353,826
Equipment net of depreciation (Note 4)	48,984	3,563

TOTAL ASSETS	$8,517,142	$9,855,076

LIABILITIES
Current Liabilities
Accounts payable	$127,342	$44,065
Accounts payable – related parties (Note 6)	36,107	263,091
Note payable (Note 5)	11,250	11,250

Total Current Liabilities	174,699	318,406

SHAREHOLDERS’ EQUITY

Common Stock: (Note 7)
Authorized: 300,000,000 shares at $0.001 par value
Issued and outstanding: 83,635,961 shares (September 2007 –83,635,961) (Note 7)	83,635	83,635
Additional paid in capital	14,714,514	14,649,284
Deficit (dated September 10, 2003)	(6,455,706)	(5,196,249)

Total Shareholders’ Equity	8,342,443	9,536,670

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,517,142	$9,855,076

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
(Unaudited)
Consolidated Statements of Operations
For the Three and Six Months Ended March 31, 2008 and 2007 and the Period September 10, 2003 (Inception of Exploration Stage) to March 31, 2008

	Three Months	Three Months	Six Months	Six Months	September 10,
	Ended	Ended	Ended	Ended	2003 to March 31,
	March 31, 2008	March 31, 2007	March 31, 2008	March 31, 2007	2008

Revenue	$–	$–	$–	$–	$–

Expenses
Administrative	732,851	538,911	1,248,065	781,215	5,807,018
Amortization	3,426	249	6,853	499	9,187
Share based compensation	32,527	81,217	65,230	161,675	870,755

Net loss from operations	(768,804)	(620,377)	(1,320,148)	(943,389)	(6,686,960)

Other income and expenses
Interest income	37,986	2,688	61,401	7,024	127,554
Interest expense	(710)	(23,181)	(710)	(41,032)	(208,572)
Forgiveness of loan payable	–	–	–	–	287,406
Settlement of debt	–	–	–	–	24,866

Net loss and comprehensive loss	$(731,528)	$(640,870)	$(1,259,457)	$(977,397)	$(6,455,706)

Net Loss Per Common Share
Basic and Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted Average Outstanding Shares – stated in 1,000’s
Basic and Diluted	83,636	64,188	83,836	63,577

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
(Unaudited)
Consolidated Statements of Shareholders’ Equity
For the Period September 10, 2003 (Inception of Exploration Stage) to March 31, 2008

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

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
(Unaudited)
Consolidated Statements of Shareholders’ Equity (Continued)
For the Period September 10, 2003 (Inception of Exploration Stage) to March 31, 2008

	Common Shares			Capital
			Additional	Stock
			Paid in	Subscriptions	Accumulated
	Shares	Amount	Capital	Received	Deficit	Total

Balance carried forward at September 30, 2005	52,031,295	52,031	3,512,054	2,027,639	(1,838,303)	3,753,421

Issuance of common stock
Private placement October 11, 2005
- Shares	3,150,000	3,150	667,266	(250,000)	–	420,416
- Warrants (3,150,000) (Note 7)	–	–	553,584	–	–	553,584
Private placement January 13, 2006
- Shares	73,000	73	55,345	–	–	55,418
- Warrants (73,000) (Note 7)	–	–	46,402	–	–	46,402
Exercise option agreement February 23, 2006
- Shares	4,707,750	4,708	640,277	(644,985)	–	–
Exercise option agreement June 13, 2006
- Shares	2,867,250	2,867	389,960	(392,827)	–	–
Warrants exercised July 28, 2006	100,000	100	59,900	–	–	60,000
Warrants exercised September 11, 2006	50,000	50	29,950	–	–	30,000
Options granted for services	–	–	558,882	–	–	558,882

Net operating loss for the year ended September 30, 2006	–	–	–	–	(1,922,282)	(1,922,282)

Balance at September 30, 2006	62,979,295	62,979	6,513,620	739,827	(3,760,585)	3,555,841

Settlement Agreement January 22, 2007
- Shares	1,600,000	1,600	433,950	–	–	435,550
Exercise option agreement April 4, 2007
- Shares	5,400,000	5,400	734,427	(739,827)	–	–
Private placement May 25, 2007
- Shares	5,000,000	5,000	1,086,348	–	–	1,091,348
-Warrants (5,000,000) (Note 7)	–	–	758,652	–	–	758,652
Private placement June 22, 2007
- Shares	8,333,333	8,333	2,731,300	–	–	2,739,633
- Warrants (8,333,333) (Note 7)	–	–	1,676,492	–	–	1,676,492
- Special warrants (1,000,000) (Note 7)	–	–	283,875	–	–	283,875
Private placement July 11, 2007
- Shares	323,333	323	106,559	–	–	106,882
- Warrants (323,333) (Note 7)	–	–	66,397	–	–	66,397
- Special warrants (38,800) (Note 7)	–	–	11,021	–	–	11,021

Subtotal carried forward	83,635,961	83,635	14,402,641	–	(3,760,585)	10,725,691

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
(Unaudited)
Consolidated Statements of Shareholders’ Equity (Continued)
For the Period September 10, 2003 (Inception of Exploration Stage) to March 31, 2008

	Common Shares			Capital
			Additional	Stock
			Paid in	Subscriptions	Accumulated
	Shares	Amount	Capital	Received	Deficit	Total

Subtotal carried forward from previous page	83,635,961	83,635	14,402,641	–	(3,760,585)	10,725,691

Warrant Exchange September 4, 2007
- Share value transferred from warrants	–	–	11,467	–	–	11,467
- Warrants cancelled (500,000) (Note 7)	–	–	(130,276)	–	–	(130,276)
- Warrants issued (625,000) (Note 7)	–	–	118,809	–	–	118,809
Warrant Exchange September 10, 2007
- Share value transferred from warrants	–	–	7,237	–	–	7,237
- Warrants cancelled (287,500) (Note 7)	–	–	(74,909)	–	–	(74,909)
- Warrants issued (359,375) (Note 7)	–	–	67,672	–	–	67,672
Options granted for services	–	–	246,643	–	–	246,643

Net operating loss for the year ended September 30, 2007	–	–	–	–	(1,435,664)	(1,435,664)

Balance at September 30, 2007	83,635,961	83,635	14,649,284	–	(5,196,249)	9,536,670

Options granted for services	–	–	65,230	–	–	65,230

Net operating loss for the period ended March 31, 2008	–	–	–	–	(1,259,457)	(1,259,457)

Balance at March 31, 2008	83,635,961	$83,635	$14,714,514	$–	$(6,455,706)	$8,342,443

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
(Unaudited)
Consolidated Statements of Cash Flows
For the Six Months Ended March 31, 2008 and 2007 and the Period September 10, 2003 (Inception of Exploration Stage) to March 31, 2008

	Six Months	Six Months	September 10,
	Ended	Ended	2003 to
	March 31,	March 31,	March 31,
	2008	2007	2008

Cash Provided by (Used in):

Operating Activities
Net loss	$(1,259,457)	$(977,397)	$(6,455,706)
Items not affecting cash:
Stock based compensation	65,230	161,675	870,755
Bad debts	–	–	170,084
Amortization	6,853	499	9,187
Settlement of lawsuit	–	435,550	435,550
Forgiveness of loan payable	–	–	(287,406)
Commissions withheld from loans proceeds	–	–	121,000
Net changes in non-cash working capital (Note 9)	(270,462)	296,320	(390,344)

	(1,457,836)	(83,353)	(5,526,880)
Investing Activities
Purchase of equipment	(52,274)	–	(57,902)
Purchase of oil and gas properties	–	–	(111,392)
Cash from acquisition of subsidiary	–	–	11,141
Return of costs from Farmout Agreement	–	–	961,426

	(52,274)	–	803,273
Financing Activities
Loan payable	–	11,813	275,852
Loan advance – related parties	–	–	(811,746)
Note payable repayment	–	–	(100,056)
Debenture advance (repayment)	–	–	(1,004,890)
Proceeds from issuance from common stock	–	–	9,219,499
Proceeds from debenture net of commissions	–	–	879,000

	–	11,813	8,457,659

Increase (decrease) in cash and cash equivalents	(1,510,110)	(71,540)	3,734,052

Cash and cash equivalents, beginning of period	5,244,162	50,324	–

Cash and cash equivalents, end of period	$3,734,052	$(21,216)	$3,734,052

Supplemental Cash Flow Information:
Interest expense	$710	$41,032

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
(Unaudited)
Notes to the Consolidated Financial Statements
March 31, 2008

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

2.	Summary of Significant Accounting Policies

Basis of Consolidation

These consolidated financial statements include the accounts of two wholly owned subsidiaries: (1) Northern Alberta Oil Ltd. (“Northern”), from the date of acquisition, being June 7, 2005, incorporated under the Business Corporations Act (Alberta), Canada; and (2) Deep Well Oil & Gas (Alberta) Ltd., incorporated under the Business Corporations Act (Alberta), Canada on September 15, 2005. As of March 31, 2008, Deep Well owned 100% (2007 – 100%) of the Northern common shares and owns 100% (2007 – 100%) of the Northern preferred shares. All inter-company balances and transactions have been eliminated. The Company has received “Capital stock subscriptions” valued at $1,777,639 relating to the Northern preferred shares for which Deep Well had exclusive rights to call in the future. As of April 4, 2007, all of these rights have been called.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. Cash also consists of cash held in trust.

Property & Equipment

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

Asset Retirement Obligations

The Company accounts for asset retirement obligations by recording the estimated future cost of the Company’s plugging and abandonment obligations. The asset retirement obligation is recorded when there is a legal obligation associated with the retirement of a tangible long-lived asset and the fair value of the liability can reasonably be estimated. Upon initial recognition of an asset retirement obligation, the Company increases the carrying amount of the long-lived asset by the same amount as the liability. Over time, the liabilities are accreted for the change in their present value through charges to oil and gas production and well operations costs. The initial capitalized costs are depleted over the useful lives of the related assets through charges to depreciation, depletion and amortization. If the fair value of the estimated asset retirement obligation changes, an adjustment is recorded to both the asset retirement obligation and the asset retirement cost. Revisions in estimated liabilities can result from revisions of estimated inflation rates, escalating retirement costs and changes in the estimated timing of settling asset retirement obligations. As at March 31, 2008, no asset retirement obligations exist.

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

Financial Instruments

Fair Values

The fair values of the Corporation's cash and cash equivalents, accounts receivable, accounts payable, accounts payable - related parties and note payable approximate their carrying values due to the short-term nature of these financial instruments.

Environmental Requirements

At the report date environmental requirements related to the mineral claims acquired are unknown and therefore an estimate of any future cost cannot be made.

Share-Based Compensation

The Company accounts for stock options granted to directors, officers, employees and non-employees using the fair value method of accounting.  The fair value of stock options for directors, officers and employees are calculated at the date of grant and is expensed over the vesting period of the options on a straight-line basis.  For non-employees, the fair value of the options is measured on the earlier of the date at which the counterparty performance is complete or the date at which the performance commitment is reached.  The Company uses the Black-Scholes model to calculate the fair value of stock options issued, which requires certain assumptions to be made at the time the options are awarded, including the expected life of the option, the expected number of granted options that will vest and the expected future volatility of the stock.  The Company has not incorporated an estimated forfeiture rate for stock options that will not vest; rather the Company accounts for actual forfeitures as they occur.

Recently Adopted Accounting Standards

Effective October 1, 2007, the Company adopted FASB issued FASB Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109, which prescribes a comprehensive model for accounting for uncertainty in tax positions.  FIN No. 48 provides that the tax effects from an uncertain tax position can be recognized in the financial statements based on the technical merits of the position, only if the position is more likely than not of being sustained on audit by the Internal Revenue Service ("IRS").  The adoption of FIN No. 48 did not have an effect on the consolidated financial statements.

Effective October 1, 2007, the Company adopted FASB issued FASB Staff Position FIN No. 48-1, Definition of Settlement in FASB Interpretation No. 48 ("FIN No. 48-1").  FIN No. 48-1 amends FIN No. 48 to provide guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  The term "effectively settled" replaces the term "ultimately settled" when used to describe recognition, and the terms "settlement" or "Settled" replace the terms "ultimate settlement" or "ultimately settled" when used to describe measurement of a tax position under FIN No. 48.  FIN No. 48-1 clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished.  For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits, and the statute of limitations remains open.  The adoption of FIN No. 48-1 did not have an effect on the consolidated financial statements.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Accounting for Fair Value Measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value within generally accepted accounting principles, and expands required disclosure about fair value measurements.  SFAS No. 157 does not expand the use of fair value in any new circumstances.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  However, on February 12, 2008, the FASB issued FASB Staff Position ("FSP") SFAS No. 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  This FSP partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP.  Effective October 1, 2009, the Company will adopt SFAS No. 157 except as it applies to those non-financial assets and non-financial liabilities as noted in FSP FAS No. 157-b.  The Company is evaluating the effect that these new standards will have, if any, in the consolidated financial statements when adopted.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS No. 159 permits entities to choose to measure, at fair value, many financial instruments and certain other items that are not currently required to be measured at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  The statement will be effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007.  The Company is evaluating the effect that SFAS No. 159 will have, if any, in the consolidated financial statements when it is adopted in 2008.

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

In October 2008, the FASB issued Staff Position (“FSP”) No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) and clarifies the application of SFAS 157 in a market that is not active. This FSP also provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application are accounted for as a change in accounting estimate according to SFAS No. 154 “Accounting Changes and Error Corrections”. The adoption of FSP 157-3 is not expected to have a material effect on the Company’s results of operations, financial position or cash flows.

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

Significant estimates by management include valuations of oil and gas properties including future abandonment costs, valuation of accounts receivable, useful lives of long-lived assets, asset retirement obligations, valuation of share-based compensation, and the realizability of future income taxes.

3.           Oil and Gas Properties

The Company has acquired interests in certain oil and gas properties, most of which were subject to a farmout agreement entered into on February 25, 2005, (“Farmout Agreement”). These properties are located in North Central Alberta, Canada. The terms include certain commitments related to oil and gas leases that require the payments of rents as long as the leases are non-producing. As of March 31, 2008, Northern’s net payments due in Canadian dollars under this commitment are as follows:

2008	$23,116
2009	$45,158
2010	$45,158
2011	$45,158
2012	$45,158
2013	$45,158
Subsequent	$269,516

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

The Company plans to meet the second of these conditions. As at March 31, 2008, three of these wells have been drilled.

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

This consists of comparing the carrying value of the asset with the asset’s expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions. Proven oil and gas properties are reviewed for impairment on a field-by-field basis. In addition, management evaluates the carrying value of non-producing properties and may deem them impaired for lack of drilling activities. No impairment losses were recognized for the period ended March 31, 2008 (2007 - $nil).

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

On November 15, 2005, as part of the settlement of a legal action, the Company and Surge agreed to amend a Farmout Agreement signed on February 25, 2005, between the Company and Surge that had previously been terminated by the Company (disclosed on Form 8-K on September 29, 2005).  The amendments to the agreement provided that: (1) all conditions of the Farmout Agreement were deemed to have been satisfied on September 25, 2005; (2) the earning period (i.e. the period during which Signet has to drill 10 wells) under the agreement has been extended until February 25, 2008; (3) Signet had until September 25, 2006 to drill an option well; (4) an additional 6.5 sections of land were added to the land subject to the agreement; (5) Signet paid the Company $1,000,000 on November 15, 2005, in satisfaction of the prospect fee outstanding, instead of after drilling the second well as stated in the Farmout Agreement, and (6) no shares of Surge were issued to the Company. Instead, the Company or its subsidiaries received 7,550,000 common shares of Signet.

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

4.           Property & Equipment

	March 31, 2008
		Accumulated	Net Book
	Cost	Amortization	Value

Computer equipment	$24,382	$4,412	$19,970
Office furniture and equipment	26,367	2,768	23,599
Software	5,826	1,928	3,898
Leasehold improvements	1,597	80	1,517

	$58,172	$9,188	$48,984

	September 30, 2007
		Accumulated	Net Book
	Cost	Amortization	Value

Office furniture and equipment	$5,088	$1,795	$3,293
Software	809	539	270

	$5,897	$2,334	$3,563

5.           Note Payable

The Company has a loan outstanding in 2007 of $11,250 which is due on demand, is unsecured, and bears no interest.

6.           Significant Transactions With Related Parties

Accounts payable – related parties of $36,107 (as of September 30,2007 - $263,091) result from directors fees and other fees payable by the Company. Accounts payable – related parties are unsecured, non-interest bearing, and have no fixed terms of repayment.

Accounts receivable consists of advances made to directors of the Company amounting to $56,928.

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

The warrants outstanding as of March 31, 2008, were 19,463,787 (2007 – 19,463,787) and are valued at $3,714,934 (2007 - $3,714,937).

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

On November 28, 2005, the Company granted its directors Horst A. Schmid and Curtis Sparrow options to purchase 375,000 shares each of common stock at an exercise price of $0.71 per share, 175,000 vesting immediately and the remaining vesting one-half on February 6, 2006, and one-half on February 6, 2007, with a five-year life.

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

For the period ended March 31, 2008, the Company recorded $62,230 (as of March 31, 2007 - $161,675) of compensation expense based on its use of the Black-Scholes model to estimate the grant-date fair value of these unit option awards. No options were exercised during the period ended March 31, 2008, therefore, the intrinsic value of the options exercised during 2008 is nil. As of March 31, 2008, there was a total of $52,387 of unrecognized compensation cost related to the non-vested portion of these unit option awards. At March 31, 2008, this cost was expected to be recognized over a weighted-average period of 0.41 years. Compensation expense is based upon straight-line amortization of the grant-date fair value over the vesting period of the underlying unit option. Since the Company is a relatively new public company and has minimal trading history, it has used an estimated volatility of approximately 138% for 2008 based on the trading history available.

	Shares Underlying Options Outstanding			Shares Underlying Options Exercisable
Range of Exercise Prices	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price

$0.47 at March 31, 2008	276,000	4.47	$0.47	142,000	$0.47
$0.71 at March 31, 2008	3,102,500	2.77	0.71	2,492,500	0.71

	3,378,500	2.91	0.69	2,634,500	0.70

The aggregate intrinsic value of exercisable options as of March 31, 2008, was $9,940 (as of March 31, 2007 - $nil).

The Company has used a weighted average risk-free rate of 3.99% in its Black-Scholes calculation of grant-date fair value, which is based on U.S. Treasury interest rates at the time of the grant whose term is consistent with the expected life of the stock options. Expected life represents the period of time that options are expected to be outstanding and is based on the Company’s best estimate. The Company has also discounted the fair value of the stock options, calculated using the Black-Scholes model using a discount rate determined by comparing the trading price of the shares with the deemed price of shares on private placements closed during the year. The following table represents the weighted average assumptions used for the Black-Scholes option pricing model:

	2008	2007

Average risk-free interest rates	3.99%	4.28%
Average expected life (in years)	5	5
Volatility	138%	160%
Dividend	–	–

The following is a summary of stock option activity for 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Market Value

Balance, September 30, 2005	–	$–	$–
Options granted November 28, 2005	2,857,500	0.71	0.27

Balance, September 30, 2006	2,857,500	0.71	0.27
Options forfeited September 21, 2007	(130,000)	0.71	0.27
Options granted October 25, 2006	375,000	0.71	0.38
Options granted September 20, 2007	276,000	0.47	0.45

Balance, September 30, 2007	3,378,500	0.69	0.30

Balance, March 31, 2008	3,378,500	$0.69	$0.27

Exercisable, March 31, 2008	2,634,500	$0.70	$0.27

The following table summarizes the status of the Company’s non-vested stock options since October 1, 2005:

	Non-Vested Options
	Number of Shares	Weighted Average Exercise Price

Non-vested at October 1, 2005	–	$–
Granted	2,857,500	0.71
Vested	(1,377,500)	0.71

Non-vested at September 30, 2006	1,480,000	0.71
Forfeited	(130,000)	0.71
Granted	651,000	0.61
Vested	(1,025,000)	0.71

Non-vested at September 30, 2007	976,000	$0.64

Vested	(232,000)	0.57

Non-vested at March 31, 2008	744,000	0.67

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

9.           Changes in Non-Cash Working Capital

	Six Months	Six Months
	Ended March 31,	Ended March 31,
	2008	2007

Accounts receivable	$(108,727)	$29,081
Prepaid expenses	(18,028)	(4,234)
Accounts payable	(143,707)	271,473

	$(270,462)	$296,320

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

Deep Well Oil & Gas, Inc. vs. Tamm Oil and Gas Corp., et al

On April 7, 2008, Deep Well announced that it has filed a complaint (the “Compliant”) with the United States District Court for the District of Nevada alleging that Tamm Oil and Gas Corp. (“Tamm”) has violated United States federal and Nevada state law in connection with Tamm’s recent public statements and activities related to Deep Well, its operations and the ownership of its common shares.

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

Deep Well is seeking injunctive relief and/or other damages in connection with the Complaint. As at September 14, 2009, a settlement was reached with the defendants. On September 14, 2009 and effective September 1, 2009, Deep Well, and Tamm, Garry Tighe, William Tighe, Sean Dickenson, John Muzzin, Guido Hilekes, Peter Schriber, Olaf Herr, Arthur Sulzer, LB (Swiss) Private Bank, Ltd. and Rahn & Bodmer Co. (collectively, the “TAMM Parties”) entered into a full settlement and release with all of the defendants in Deep Well Oil & Gas, Inc. v. Tamm Oil & Gas Corp., et. al. (D. Nev., Case No. 3:08-cv-00173-ECR-RAM) in the United States District Court, District of Nevada.

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

The Plaintiff was and still is a minority shareholder of 979708 Alberta Ltd. ("979708"). 979708 was in the business of discovering, assembling and acquiring oil and gas prospects. In 2002 and 2003, 979708 acquired oil and gas prospects in the Sawn Lake area of Alberta. On or about the 14th of July, 2003, all or substantially all the assets of 979708 were sold to Classic Energy Inc. The Plaintiff claims the value of the assets sold was far in excess of the value paid for those assets.  On April 23, 2004, Northern Alberta Oil Ltd., purchased Classic Energy Inc.'s assets, some of which are under dispute by the Plaintiff.  On June 7, 2005, Deep Well acquired all of the common shares of Northern thereby giving Deep Well an indirect beneficial interest in the assets in  which the Plaintiff is claiming an interest.

The Plaintiff seeks an order setting aside the transaction and returning the assets to 979708, compensation in the amount of $15,000,000 Cdn, a declaration of trust declaring that Northern and Deep Well hold all of the assets acquired from 979708 and any property acquired by use of such assets, or confidential information of 979708, in trust for the Plaintiff.

This lawsuit has been stayed pending the outcome of the other litigation by the Plaintiff against some of the above defendants other than Deep Well and Northern. The Company believes the claims are without merit and will vigorously defend against them. As at March 31, 2008, no contingent liability has been recorded, as a successful outcome for the Plaintiff is unlikely.

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

Deep Well plans to vigorously defend itself against the Plaintiff's claims. As at March 31, 2008, no contingent liability has been recorded, as a successful outcome for the Plaintiff is unlikely.

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

Results of Operations for the Six Months Ended March 31, 2008

Our Company is an exploration stage company and as such does not have commercial production at any of its properties and, accordingly, it currently does not generate cash from operations. Since the inception of our current business plan, our operations have consisted primarily of various exploration and start-up activities relating to our properties, which included acquiring lease holdings by acquisitions and public offerings, seeking institutional investors, locating joint venture partners, acquiring and analyzing seismic data, engaging various firms to comply with leasehold conditions and environmental regulations as well as project management, and developing our long term business strategies. For the six months ended March 31, 2008, and for the comparable period, we generated no revenues from operations.

	Six Months	Six Months	September 10,
	Ended	Ended	2003 to
	March 31, 2008	March 31, 2007	March 31, 2008

Revenue	$–	$–	$–

Expenses
Administrative	$1,248,065	$781,215	$5,807,018
Amortization	6,853	499	9,187
Share Based Compensation	65,230	161,675	870,755

Net Loss from Operations	(1,320,148)	(943,389)	(6,686,960)

Other Income and Expenses
Interest Income	61,401	7,024	127,554
Interest Expense	(710)	(41,032)	(208,572)
Forgiveness of Loan Payable	–	–	287,406
Settlement of Debt	–	–	24,866

Net Loss and Comprehensive Loss	$(1,259,457)	$(977,397)	$(6,455,706)

Our net loss and comprehensive loss for the six months ended March 31, 2008, was $1,259,457 compared to a net loss and comprehensive loss of $997,397 for the six months ended March 31, 2007. This difference was due primarily to an increase of $466,850 in general and administrative costs and a decrease of $96,445 in stock based compensation expense to the comparable quarter, see Note 8 of the consolidated financial statements disclosed in this report.

For the six months ended March 31, 2008, interest income increased by $54,377, compared to the six months ended March 31, 2007, due to interest received from term deposits. For the six months ended March 31, 2008, interest expense decreased by $40,322, compared to the six months ended March 31, 2007, due primarily to a decrease of accrued interest payable.

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

Liquidity and Capital Resources

As of March 31, 2008, our Company’s total assets were $8,517,142, compared to $4,452,454 as of March 31, 2007. The increase in our total assets was due to cash received from the sale of securities. Our total liabilities as of March 31, 2008, were $174,699 compared with $1,276,785 as of March 31, 2007. The decrease in our total liabilities was due primarily to a reduction in accounts payable and the reversal of a loan payable to a former director of our Company.

Our working capital (current liabilities subtracted from current assets) is as follows.

	As of	As of	Year Ending
	March 31, 2008	March 31, 2007	September 30, 2007

Current Assets	$4,114,332	$95,802	$5,497,687
Current Liabilities	174,699	977,566	318,406
Working Capital	$3,939,633	$(881,764)	$5,179,281

As of March 31, 2008, our Company had working capital of $3,939,633 compared to our working capital deficit of $881,764 as of March 31, 2007. Our working capital increase was due primarily to the increase in cash received from the sales of securities. Our decrease in working capital from the September 30, 2007 year-end was due primarily to start up operation expenses incurred to prepare our six well sites for the 2008/2009 winter drilling program. Currently we have no long-term debt and our estimated working capital surplus, as of June 30, 2009, is approximately $1.62 million.

Our cash and cash equivalents for the six months ending March 31, 2008, was $3,734,052, compared to a deficit of $21,216 for the comparable six months ending March 31, 2007. Our Company has raised sufficient funds to conduct our near-term operations during the fiscal years 2005, 2006, 2007, 2008, and 2009. From the period March 10, 2005 to July 31, 2009, we financed our business operations through a loan, fees derived from the farmout of some of our lands, private offerings of our common stock, and the exercise of certain warrants, realizing gross proceeds of approximately $19.6 million. In these offerings, we sold units comprised of common stock and warrants to purchase additional common stock, and as a result of these offerings, we had an aggregate of 42,818,138 outstanding warrants with exercise prices ranging from $0.40 to $1.20. If all of these warrants are exercised we may realize aggregate proceeds of approximately $30.9 million. However, the warrant holders have complete discretion as to when or if the warrants are exercised before they expire and we cannot guarantee that the warrant holders will exercise any of the warrants.

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

The preceding bullets outline some of the risks and uncertainties that may affect our forward-looking statements. For a full description of risks and uncertainties, see the sections elsewhere in this Form 10-K entitled “Risk Factors” and “Environmental Laws and Regulations”. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-KSB, 10-Q, 10-QSM, 8-K and any other SEC filing should be consulted.

ITEM 3.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 under the Exchange Act and therefore we are not required to provide the information required under this item.

ITEM 4.                 CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of our fiscal quarter ended March 31, 2008, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as amended, was carried out under the supervision and with the participation of our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that as of the end of that quarter, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended March 31, 2008, there were changes and improvements in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the fiscal quarter ended March 31, 2008 we continued to implement our formalization and centralization of our accounts payable functions and multi-currency accounting software.

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

None.

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

Subsequent Events Not Reported on Form 8-K during this quarter covered by this report

On January 24, 2008, under farmout settlement agreement, by and between Deep Well Oil & Gas, Inc. and its subsidiaries and 1350826 Alberta Ltd. and Andora Energy Corporation, dated November 26, 2007, we received title back on 6 oil sands leases and 1 oil sands permit, of which 2 of the oil sands leases were split into 4 oil sands leases. Northern Alberta Oil Ltd., our 100% owned subsidiary company, became the operator of 6 of these oil sands leases and the oil sands permit, 1350826 Alberta Ltd. (a 100% owned subsidiary company of Andora Energy Corporation) became the operator of 2 oil sands leases that were split into 4 oil sands leases.

On March 18, 2008, 6.5 sections of our oil sands permit, which was originally scheduled to expire on April 9, 2008, was extended for one year pursuant to an application submitted to the Alberta Department of Energy by us.

(b)            Item 407(c)(3) of Regulation S-K)

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

DEEP WELL OIL & GAS, INC.

By	/s/ Horst A. Schmid
Dr. Horst A. Schmid
Chief Executive Officer and President
(Principal Executive Officer)

Date	November 3, 2009

By	/s/ Curtis James Sparrow
Mr. Curtis James Sparrow
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date	November 3, 2009