Form 10-Q
period 2008-06-30
DEEP WELL OIL & GAS INC
filed 2009-11-06
CIK 869495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

or

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

TABLE OF CONTENTS

		Page Number

PART I – FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
	Consolidated Balance Sheets	3
	Consolidated Statements of Operations	4
	Consolidated Statements of Shareholders’ Equity	5
	Consolidated Statements of Cash Flows	8
	Notes to the Consolidated Financial Statements	9

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	22

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	28

ITEM 4.	CONTROLS AND PROCEDURES	28

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	28

ITEM 1A.	RISK FACTORS	28

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	29

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	28

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	28

ITEM 5.	OTHER INFORMATION	29

ITEM 6.	EXHIBITS	30

SIGNATURES		31

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
(Unaudited)
Consolidated Balance Sheets
June 30, 2008 and September 30, 2007

	June 30,	September 30,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$2,825,229	$5,244,162
Accounts receivable	178,545	80,082
Prepaid expenses	206,141	173,443

Total Current Assets	3,209,915	5,497,687

Oil and gas properties (Note 3)	4,360,281	4,353,826
Equipment net of depreciation (Note 4)	46,520	3,563

TOTAL ASSETS	$7,616,716	$9,855,076

LIABILITIES
Current Liabilities
Accounts payable	$266,671	$44,065
Accounts payable – related parties (Note 6)	55,199	263,091
Note payable (Note 5)	–	11,250

Total Current Liabilities	321,870	318,406

SHAREHOLDERS’ EQUITY
Common Stock: (Note 7)
Authorized: 300,000,000 shares at $0.001 par value
Issued and outstanding: 83,635,961 shares (September 2007 – 83,635,961) (Note 7)	83,635	83,635
Additional paid in capital	14,742,264	14,649,284
Deficit (dated September 10, 2003)	(7,531,053)	(5,196,249)

Total Shareholder’s Equity	7,294,846	9,536,670

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,616,716	$9,855,076

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
(Unaudited)
Consolidated Statements of Operations
For the Three and Nine Months Ended June 30, 2008 and 2007 and the Period September 10, 2003 (Inception of Exploration Stage) to June 30, 2008

	Three Months	Three Months	Nine Months	Nine Months	September 10,
	Ended	Ended	Ended	Ended	2003 to June 30,
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	2008

Revenue	$–	$–	$–	$–	$–

Expenses
Administrative	1,066,326	42,526	2,314,391	823,741	6,873,344
Amortization	3,427	309	10,280	808	12,614
Share based compensation	27,750	51,970	92,980	213,645	898,505

Net loss from operations	(1,097,503)	(94,805)	(2,417,651)	(1,038,194)	(7,784,463)

Other income and expenses
Interest income	22,169	118	83,570	7,142	149,723
Interest expense	(13)	(30,969)	(723)	(72,001)	(208,585)
Forgiveness of loan payable	–	–	–	–	287,406
Settlement of debt	–	–	–	–	24,866

Net loss and comprehensive loss	$(1,075,347)	$(125,656)	$(2,334,804)	$(1,103,053)	$(7,531,053)

Net Loss Per Common Share
Basic and Diluted	$(0.01)	$(0.00)	$(0.03)	$(0.02)

Weighted Average Outstanding
Shares – stated in 1,000’s
Basic and Diluted	83,636	72,507	83,636	66,535

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
(Unaudited)
Consolidated Statements of Shareholders’ Equity
For the Period September 10, 2003 (Inception of Exploration Stage) to June 30, 2008

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

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
(Unaudited)
Consolidated Statements of Shareholders’ Equity (Continued)
For the Period September 10, 2003 (Inception of Exploration Stage) to June 30, 2008

	Common Shares			Capital
			Additional	Stock
			Paid in	Subscriptions	Accumulated
	Shares	Amount	Capital	Received	Deficit	Total

Balance carried forward September 30, 2005	52,031,295	52,031	3,512,054	2,027,639	(1,838,303)	3,753,421

Issuance of common stock
Private placement October 11, 2005
- Shares	3,150,000	3,150	667,266	(250,000)	–	420,416
- Warrants (3,150,000) (Note 7)	–	–	553,584	–	–	553,584
Private placement January 13, 2006
- Shares	73,000	73	55,345	–	–	55,418
- Warrants (73,000) (Note 7)	–	–	46,402	–	–	46,402
Exercise option agreement
February 23, 2006
- Shares	4,707,750	4,708	640,277	(644,985)	–	–
Exercise option agreement June 13, 2006
- Shares	2,867,250	2,867	389,960	(392,827)	–	–
Warrants exercised July 28, 2006	100,000	100	59,900	–	–	60,000
Warrants exercised September 11, 2006	50,000	50	29,950	–	–	30,000
Options granted for services	–	–	558,882	–	–	558,882

Net operating loss for the year ended September 30, 2006	–	–	–	–	(1,922,282)	(1,922,282)

Balance at September 30, 2006	62,979,295	62,979	6,513,620	739,827	(3,760,585)	3,555,841

Settlement Agreement January 22, 2007
- Shares	1,600,000	1,600	433,950	–	–	435,550
Exercise option agreement April 4, 2007
- Shares	5,400,000	5,400	734,427	(739,827)	–	–
Private placement May 25, 2007
- Shares	5,000,000	5,000	1,086,348	–	–	1,091,348
- Warrants (5,000,000) (Note 7)	–	–	758,652	–	–	758,652
Private placement June 22, 2007
- Shares	8,333,333	8,333	2,731,300	–	–	2,739,633
- Warrants (8,333,333) (Note 7)	–	–	1,676,492	–	–	1,676,492
- Special warrants (1,000,000) (Note 7)	–	–	283,875	–	–	283,875
Private placement July 11, 2007
- Shares	323,333	323	106,559	–	–	106,882
- Warrants (323,333) (Note 7)	–	–	66,397	–	–	66,397
- Special warrants (38,800) (Note 7)	–	–	11,021	–	–	11,021

Subtotal carried forward	83,635,961	83,635	14,402,641	–	(3,760,585)	10,725,691

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
(Unaudited)
Consolidated Statements of Shareholders’ Equity (Continued)
For the Period September 10, 2003 (Inception of Exploration Stage) to June 30, 2008

	Common Shares			Capital
			Additional	Stock
			Paid in	Subscriptions	Accumulated
	Shares	Amount	Capital	Received	Deficit	Total

Subtotal carried forward from previous page	83,635,961	83,635	14,402,641	–	(3,760,585)	10,725,691

Warrant Exchange
September 4, 2007
- Share value transferred from warrants	–	–	11,467	–	–	11,467
- Warrants cancelled (500,000) (Note 7)	–	–	(130,276)	–	–	(130,276)
- Warrants issued (625,000) (Note 7)	–	–	118,809	–	–	118,809
Warrant Exchange
September 10, 2007
- Share value transferred from warrants	–	–	7,237	–	–	7,237
- Warrants cancelled (287,500) (Note 7)	–	–	(74,909)	–	–	(74,909)
- Warrants issued (359,375) (Note 7)	–	–	67,672	–	–	67,672
Options granted for services	–	–	246,643	–	–	246,643

Net operating loss for the year ended September 30, 2007	–	–	–	–	(1,435,664)	(1,435,664)

Balance at September 30, 2007	83,635,961	83,635	14,649,284	–	(5,196,249)	9,536,670

Options granted for services	–	–	92,980	–	–	92,980

Net operating loss for the period ended June 30, 2008	–	–	–	–	(2,334,804)	(2,334,804)

Balance at June 30, 2008	83,635,961	$83,635	$14,742,264	$–	$(7,531,053)	$7,294,846

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
(Unaudited)
Consolidated Statements of Cash Flows
For the Nine Months Ended June 30, 2008 and 2007 and the Period September 10, 2003 (Inception of Exploration Stage) to June 30, 2008

	Nine Months	Nine Months	September 10,
	Ended	Ended	2003 to
	June 30,	June 30,	June 30,
	2008	2007	2008

Cash Provided by (Used in):

Operating Activities
Net loss	$(2,334,804)	$(1,103,053)	$(7,531,053)
Items not affecting cash:
Stock based compensation	92,980	213,645	898,505
Bad debts	–	–	170,084
Amortization	10,280	808	12,614
Settlement of lawsuit	–	435,550	435,550
Forgiveness of loan payable	–	–	(287,406)
Commissions withheld from loans proceeds	–	–	121,000
Net changes in non-cash working capital (Note 9)	(116,447)	(100,922)	236,329

	(2,347,991)	(553,972)	(6,417,035)
Investing Activities
Purchase of equipment	(53,237)	(804)	(58,865)
Purchase of oil and gas properties	(6,455)	–	(117,847)
Cash from acquisition of subsidiary	–	–	11,141
Return of costs from Farmout Agreement	–	–	961,426

	(59,692)	(804)	795,855
Financing Activities
Loan payable	–	15,903	275,852
Loan advance – related parties	–	–	(811,746)
Note payable repayment	(11,250)	–	(111,306)
Debenture advance (repayment)	–	–	(1,004,890)
Proceeds from issuance from common stock	–	6,550,000	9,219,499
Proceeds from debenture net of commissions	–	–	879,000

	(11,250)	6,565,903	8,446,409

Increase (decrease) in cash and cash equivalents	(2,418,933)	6,011,127	2,825,229

Cash and cash equivalents, beginning of period	5,244,162	50,324	–

Cash and cash equivalents, end of period	$2,825,229	$6,061,451	$2,825,229

Supplemental Cash Flow Information:
Interest expense	$722	$72,001

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
(Unaudited)
Notes to the Consolidated Financial Statements
June 30, 2008

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

2.	Summary of Significant Accounting Policies

Basis of Consolidation

These consolidated financial statements include the accounts of two wholly owned subsidiaries:  (1) Northern Alberta Oil Ltd. ("Northern") from the date of acquisition, being June 7, 2005, incorporated under the Business Corporations Act (Alberta), Canada; and (2) Deep Well Oil & Gas (Alberta) Ltd., incorporated under the Business Corporations Act (Alberta), Canada on September 15, 2005.  As of June 30, 2008, Deep Well owned 100% (2007 - 100%) of the Northern common shares and owns 100% (2007 - 100%) of the Northern preferred shares.  All inter-company balances and transactions have been eliminated.  The Company has received "Capital stock subscriptions" valued at $1,777,639 relating to the Northern preferred shares for which Deep Well had exclusive rights to call in the future.    As of April 4, 2007, all of these rights have been called.

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

Asset Retirement Obligations

The Company accounts for asset retirement obligations by recording the estimated future cost of the Company’s plugging and abandonment obligations. The asset retirement obligation is recorded when there is a legal obligation associated with the retirement of a tangible long-lived asset and the fair value of the liability can reasonably be estimated. Upon initial recognition of an asset retirement obligation, the Company increases the carrying amount of the long-lived asset by the same amount as the liability. Over time, the liabilities are accreted for the change in their present value through charges to oil and gas production and well operations costs. The initial capitalized costs are depleted over the useful lives of the related assets through charges to depreciation, depletion, and amortization. If the fair value of the estimated asset retirement obligation changes, an adjustment is recorded to both the asset retirement obligation and the asset retirement cost. Revisions in estimated liabilities can result from revisions of estimated inflation rates, escalating retirement costs, and changes in the estimated timing of settling asset retirement obligations. As at June 30, 2008, no asset retirement obligations exist.

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

Revenue Recognition

The Company is in the business of exploring for, developing, producing, and selling crude oil and natural gas. Crude oil revenue is recognized when the product is taken from the storage tanks on the lease and delivered to the purchaser. Natural gas revenues are recognized when the product is delivered into a third party pipeline downstream of the lease. Occasionally the Company may sell specific leases, and the gain or loss associated with these transactions will be shown separately from the profit or loss from the operations or sales of oil and gas products.

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

Share-Based Compensation

The Company accounts for stock options granted to directors, officers, employees and non-employees using the fair value method of accounting.  The fair value of stock options for directors, officers and employees are calculated at the date of grant and is expensed over the vesting period of the options on a straight-line basis.  For non-employees, the fair value of the options is measured on the earlier of the date at which the counter party performance is complete or the date at which the performance commitment is reached.  The Company uses the Black-Scholes model to calculate the fair value of stock options issued, which requires certain assumptions to be made at the time the options are awarded, including the expected life of the option, the expected number of granted options that will vest and the expected future volatility of the stock.  The Company has not incorporated an estimated forfeiture rate for stock options that will not vest; rather the Company accounts for actual forfeitures as they occur.

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

The Company has acquired interests in certain oil and gas properties, most of which were subject to a farmout agreement entered into on February 25, 2005, (“Farmout Agreement’).  These properties are located in North Central Alberta, Canada.  The terms include certain commitments related to oil and gas leases that require the payments of rents as long as the leases are non-producing.  As of June 30, 2008, Northern’s net payments due in Canadian dollars under this commitment are as follows:

2008	$11,558
2009	$45,158
2010	$45,158
2011	$45,158
2012	$45,158
2013	$45,158
Subsequent	$269,516

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

The Company plans to meet the second of these conditions. As at June 30, 2008, three of these wells have been drilled.

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

This consists of comparing the carrying value of the asset with the asset’s expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions. Proven oil and gas properties are reviewed for impairment on a field-by-field basis. In addition, management evaluates the carrying value of non-producing properties and may deem them impaired for lack of drilling activities. No impairment losses were recognized for the period ended June 30, 2008 (2007 - $nil).

Capitalized costs of proven oil and gas properties are depleted using the unit-of-production method when the property is placed in production.

Substantially all of the Company’s oil and gas activities are conducted jointly with others. The accounts reflect only the Company’s proportionate interest in such activities.

On November 15, 2005, the Company’s subsidiary received 80% of an additional 6.5 sections of a five year oil sand permit rights which were part of the subsidiaries original purchase agreement.

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

4.	Property and Equipment

	June 30, 2008
		Accumulated	Net Book
	Cost	Amortization	Value
Computer equipment	$25,017	$6,089	$18,928
Office furniture and equipment	26,695	3,783	22,912
Software	5,826	2,623	3,203
Leasehold improvements	1,597	120	1,477
	$59,135	$12,615	$46,520

	September 30, 2007
		Accumulated	Net Book
	Cost	Amortization	Value
Office furniture and equipment	$5,088	$1,795	$3,293
Software	809	539	270
	$5,897	$2,334	$3,563

5.	Note Payable

The Company had a loan outstanding in 2007 of $11,250 which was due on demand, is unsecured, and bears no interest. The loan was paid off during the period ended June 30, 2008.

6.	Significant Transactions With Related Parties

Accounts payable – related parties of $55,199 (as of September 30, 2007 - $263,091) result from directors fees and other fees payable by the Company. Accounts payable – related parties are unsecured, non-interest bearing, and have no fixed terms of repayment.

Officers, directors, their families, and their controlled entities have acquired 6.98% of the Company’s outstanding common capital stock.

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

The warrants outstanding as of June 30, 2008 were 19,463,787 (2007 - 19,463,787) and are valued at $3,714,934 (2007 - $3,714,934).

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

For the period ended June 30, 2008, the Company recorded $92,980 (as of June 30, 2007 - $213,645) of compensation expense based on its use of the Black-Scholes model to estimate the grant-date fair value of these unit option awards. No options were exercised during the period ended June 30, 2008; therefore, the intrinsic value of the options exercised during 2008 is nil. As of June 30, 2008, there was a total of $24,637 of unrecognized compensation cost related to the non-vested portion of these unit option awards. At June 30, 2008, this cost was expected to be recognized over a weighted-average period of 0.23 years. Compensation expense is based upon straight-line amortization of the grant-date fair value over the vesting period of the underlying unit option. Since the Company is a relatively new public company and has minimal trading history, it has used an estimated volatility of approximately 138% for 2008 based on the trading history available.

	Shares Underlying Options Outstanding			Shares Underlying Options Exercisable
Range of Exercise Prices	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price
$0.47 at June 30, 2008	276,000	4.22	$0.47	208,000	$0.47
$0.71 at June 30, 2008	3,102,500	2.52	0.71	2,742,500	0.71

	3,378,500	2.66	$0.69	2,950,500	$0.69

The aggregate intrinsic value of exercisable options as of June 30, 2008, was $10,400 (as of June 30, 2007 - $143,550).

The Company has used a weighted average risk-free rate of 3.99% in its Black-Scholes calculation of grant-date fair value, which is based on U.S. Treasury interest rates at the time of the grant whose term is consistent with the expected life of the stock options. Expected life represents the period of time that options are expected to be outstanding and is based on the Company’s best estimate. The Company has also discounted the fair value of the stock options calculated using the Black-Scholes model, using a discount rate determined by comparing the trading price of the shares with the deemed price of shares on private placements closed during the year. The following table represents the weighted average assumptions used for the Black-Scholes option pricing model:

	2008	2007
Average risk-free interest rates	3.99%	4.28%
Average expected life (in years)	5	5
Volatility	138%	160%
Dividend	–	–

The following is a summary of stock option activity for 2008:

	Number of Shares		Weighted Average Exercise Price	Weighted Average Fair Market Value
Balance, September 30, 2005	–		$–	$–
Options granted November 28, 2005	2,857,500		0.71	0.27

Balance, September 30, 2006	2,857,500		0.71	0.27
Options forfeited September 21, 2007	(130,000	) )	0.71	0.27
Options granted October 25, 2006	375,000		0.71	0.38
Options granted September 20, 2007	276,000		0.47	0.45

Balance, September 30, 2007	3,378,500		0.69	0.30

Balance, June 30, 2008	3,378,500		$0.69	$0.27

Exercisable, June 30, 2008	2,950,500		$0.69	$0.27

The following table summarizes the status of the Company’s non-vested stock options since October 1, 2005:

	Non-Vested Options
	Number of Shares	Weighted Average Exercise Price
Non-vested at October 1, 2005	–	$–
Granted	2,857,500	0.71
Vested	(1,377,500)	0.71

Non-vested at September 30, 2006	1,480,000	0.71
Forfeited	(130,000)	0.71
Granted	651,000	0.61
Vested	(1,025,000)	0.71

Non-vested at September 30, 2007	976,000	0.64

Vested	(548,000)	0.62

Non-vested at June 30, 2008	428,000	$0.67

Measurement Uncertainty

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Stock options and the warrants attached to the units issued by the Company are non-transferable. Option pricing models require the input of subjective assumptions including expected share price volatility. The fair value estimate can vary materially as a result of changes in the assumptions.

9.	Changes in Non-Cash Working Capital

	Nine Months	Nine Months
	Ended June 30, 2008	Ended June 30, 2007
Accounts receivable	$(98,463)	$(33,097)
Prepaid expenses	(32,698)	(71,583)
Accounts payable	14,714	3,758

	$(116,447)	$(100,922)

10.	Commitments

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

Deep Well is seeking injunctive relief and/or other damages in connection with the Complaint,  As at September 14, 2009, a settlement was reached with the defendants. On September 14, 2009 and effective September 1, 2009, Deep Well and Tamm, Garry Tighe, William Tighe, Sean Dickenson, John Muzzin, Guido Hilekes, Peter Schriber, Olaf Herr, Arthur Sulzer, LB (Swiss) Private Bank, Ltd. and Rahn & Bodmer Co. (collectively, the “TAMM Parties”) entered into a full settlement and release with all of the defendants in Deep Well Oil & Gas, Inc. v. Tamm Oil & Gas Corp., et. al. (D. Nev., Case No. 3:08-cv-00173-ECR-RAM) in the United States District Court, District of Nevada.

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

This lawsuit has been stayed pending the outcome of the other litigation by the Plaintiff against some of the above defendants other than Deep Well and Northern. The Company believes the claims are without merit and will vigorously defend against them. As at June 30, 2008, no contingent liability has been recorded, as a successful outcome for the Plaintiff is unlikely.

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

Deep Well plans to vigorously defend itself against the Plaintiff's claims. As at June 30, 2008, no contingent liability has been recorded, as a successful outcome for the Plaintiff is unlikely.

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

Results of Operations for the Nine Months Ended June 30, 2008

Our Company is an exploration stage company and as such does not have commercial production at any of its properties and, accordingly, it currently does not generate cash from operations. Since the inception of our current business plan, our operations have consisted primarily of various exploration and start-up activities relating to our properties, which included acquiring lease holdings by acquisitions and public offerings, seeking institutional investors, locating joint venture partners, acquiring and analyzing seismic data, engaging various firms to comply with leasehold conditions and environmental regulations as well as project management, and developing our long term business strategies. For the nine months ended June 30, 2008, and for the comparable period, we generated no revenues from operations.

	Nine Months	Nine Months	September 10,
	Ended	Ended	2003 to
	June 30, 2008	June 30, 2007	June 30, 2008
Revenue	$–	$–	$–

Expenses
Administrative	$2,314,391	$823,741	$6,873,344
Amortization	10,280	808	12,614
Share Based Compensation	92,980	213,645	898,505

Net Loss from Operations	(2,417,651)	(1,038,194)	(7,784,463)

Other Income and Expenses
Interest Income	83,570	7,142	149,723
Interest Expense	(723)	(72,001)	(208,585)
Forgiveness of Loan Payable	–	–	287,406
Settlement of Debt	–	–	24,866

Net Loss and Comprehensive Loss	$(2,334,804)	$(1,103,053)	$(7,531,053)

Our net loss and comprehensive loss for the nine months ended June 30, 2008, was $2,334,804 compared to a net loss and comprehensive loss of $1,103,053 for the nine months ended June 30, 2007. This difference was due primarily to an increase of $1,490,650 in general and administrative costs related to start up operation expenses incurred to prepare our six well sites for the 2008/2009 winter drilling program and a decrease of $120,665 in stock based compensation expense to the comparable quarter, see Note 8 of the consolidated financial statements disclosed in this report.

For the nine months ended June 30, 2008, interest income increased by $76,428, compared to the nine months ended June 30, 2007, due to interest received from term deposits. For the nine months ended June 30, 2008, interest expense decreased by $71,278 compared to the nine months ended June 30, 2007, due primarily to a decrease of accrued interest payable.

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

Liquidity and Capital Resources

As of June 30, 2008, our Company’s total assets were $7,616,716, compared to $10,643,927 as of June 30, 2007. The decrease in our total assets was due to a decrease in cash because of operation expenses incurred to prepare our six well sites for the 2008/2009 winter drilling program. Our total liabilities as of June 30, 2008, were $321,870 compared with $991,944 as of June 30, 2007.

Our working capital (current liabilities subtracted from current assets) is as follows.

	As of	As of	Year Ending
	June 30, 2008	June 30, 2007	September 30, 2007

Current Assets	$3,209,915	$6,286,780	$5,497,687
Current Liabilities	321,870	688,635	318,406
Working Capital	$2,888,045	$5,598,145	$5,179,281

As of June 30, 2008, our Company had working capital of $2,888,045 compared to our working capital of $5,598,145 as of June 30, 2007. Our working capital decrease from the comparable period was due primarily to start up operation expenses incurred to prepare our six well sites for the 2008/2009 winter drilling program. Currently we have no long-term debt and our estimated working capital surplus, as of June 30, 2009, is approximately $1.62 million.

Our cash and cash equivalents for the nine months ending June 30, 2008, was 2,825,229, compared to $6,061,451 for the comparable six months ending June 30, 2007. Our Company has raised sufficient funds to conduct our near-term operations during the fiscal years 2005, 2006, 2007, 2008 and 2009. From the period March 10, 2005 to July 31, 2009, we financed our business operations through a loan, fees derived from the farmout of some of our lands, private offerings of our common stock, and the exercise of certain warrants, realizing gross proceeds of approximately $19.6 million. In these offerings, we sold units comprised of common stock and warrants to purchase additional common stock, and as a result of these offerings, we had an aggregate of 42,818,138 outstanding warrants with exercise prices ranging from $0.40 to $1.20. If all of these warrants are exercised we may realize aggregate proceeds of approximately $30.9 million. However, the warrant holders have complete discretion as to when or if the warrants are exercised before they expire and we cannot guarantee that the warrant holders will exercise any of the warrants.

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

Disclosure Controls and Procedures

As of the end of our fiscal quarter ended June 30, 2008, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as amended, was carried out under the supervision and with the participation of our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that as of the end of that quarter, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended June 30, 2008, there were changes and improvements in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the fiscal quarter ended June 30, 2008 we continued to implement the formalization and centralization of our accounts payable functions and multi-currency accounting software.

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

Subsequent Events Not Reported on Form 8-K during this quarter covered by this report

On April 2, 2008, we participated in a public offering of Crown Petroleum and Natural Gas Rights held by the Alberta Department of Energy, in which the Company successfully bid on 1 Petroleum and Natural Gas Rights parcel covering 3,796 gross acres (1,536 gross hectares) for a total of 6 sections in the Ochre area. Our Company acquired an undivided 100% working interest in these 6 sections located in the Peace River Oil Sands area approximately 14 miles west of our Sawn Lake properties.

(b)            Item 407(c)(3) of Regulation S-K)

Our Company currently does not have a nominating committee or a nominating committee charter or policy due to the relatively small size of our Company. Our Board believes that our entire Board of Directors can adequately perform the functions of the committee, including considering potential director nominees, therefore fulfilling the role of a nominating committee. It is anticipated that in preparation for any General Meeting of stockholders our Board will review stockholder proposals for nominations to the Board of Directors. Any such stockholder proposal must comply with the proxy rules under the Exchange Act, including Rule 14a-8.

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

DEEP WELL OIL & GAS, INC.

By	/s/ Horst A. Schmid
Dr. Horst A. Schmid
Chief Executive Officer and President
(Principal Executive Officer)

Date	November 6, 2009

By	/s/ Curtis James Sparrow
Mr. Curtis James Sparrow
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date	November 6, 2009