Form 10-K
period 2008-09-30
DEEP WELL OIL & GAS INC
filed 2009-11-24
CIK 869495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2008

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).         Yes ☐ No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common equity was sold on March 29, 2008 was approximately $43.8 million.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes ☐ No ☑

As of September 30, 2009, the Issuer had approximately 106,774,258 shares of common stock, $0.001 par value per share outstanding.

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

On December 1, 2008, in conjunction with our 2008/2009 winter drilling program, we acquired existing road infrastructure from Paramount Resources Ltd. (“Paramount”) through a transfer of title of 6 Paramount P&NG properties to us.  These 6 P&NG properties, of which 2 were expected to immediately expire and 4 are expected to expire within 7 months, cover 11,387 gross acres (4,608 gross hectares) of which 3,796 gross acres (1,536 gross hectares) overlay our Sawn Lake oil sands leases. These properties included the transfer of 7 mineral surface leases (proposed well sites or “MSLs”) and 4 licenses of occupation (access roads or “LOCs”) totalling 12 km of roads that were transferred to us, along with 2 vertical wells 1 of which is located on our Sawn Lake oil sands lease and the other located approximately 2.5 miles north of our Sawn Lake oil sands lease.

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

On April 30, 2009, the Alberta Department of Energy approved our application to convert 5 sections of our 5-year oil sands permit to a 15-year primary lease.

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

Royalty Agreements

Through the acquisition of Northern, our Company became a party to the following royalty agreement:

On December 12, 2003, Nearshore Petroleum Corporation (hereinafter referred to as “Nearshore”) entered into a Royalty Agreement with Mikwec Energy Canada, Ltd. (now known as Northern) that potentially encumbers 6 oil sands development leases covering 23,406 gross acres (9,472 gross hectares) located within our Sawn Lake properties (hereinafter the “Royalty Agreement”). Nearshore claimed a 6.5% gross overriding royalty from Northern on the leased substances on the land interests in which Northern holds in the above 6 oil sands leases. Nearshore was a private corporation incorporated in Alberta, Canada, and was owned and controlled by Mr. Steven P. Gawne and his wife, Mrs. Rebekah J. Gawne, who each owned 50% of Nearshore. Mr. Steven P. Gawne was formerly the President, Chief Executive Officer and Director of Deep Well from February 6, 2004 to June 29, 2005. Part, or all, of this Royalty Agreement has been purportedly transferred by Nearshore to other parties.

On February 28, 2005, Deep Well, Northern and Surge agreed that Deep Well would be responsible for the portion of the claimed 6.5% royalty payable by Surge, if any, on lands earned under the February 25, 2005 Farmout Agreement. This liability could arise by virtue of a royalty agreement between Northern and Nearshore dated December 12, 2003.. This obligation of our Company was further modified on November 26, 2007 where we would not be liable or obligated to pay any of this claimed portion of the royalty due, if any, on the portion of the royalty acquired by Andora.

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

Research and Development

We had no material research and development costs for the fiscal years ended September 30, 2009, 2008 and 2007.

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

We Are An Exploration Stage Company Implementing A New Business Plan. We are an exploration stage Company with only a limited operating history upon which to base an evaluation of our current business and future prospects, and we have just begun to implement our business plan. Since our inception, we have suffered recurring losses from operations and have been dependent on new investment to sustain our operations. During the years ended September 30, 2008 and 2007 we reported net losses of $2,796,055 and $1,435,664 respectively. In addition, our consolidated financial statements for the years ended September 30, 2006 and 2005 contained a “going concern” qualification and we cannot give any assurances that we can achieve profits from any future operations.

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

ITEM 2.              PROPERTIES

Office Leases

We lease and maintain office space in Edmonton, Alberta for corporate and administrative operations, the lease expires on December 31, 2014. We also lease and maintain office space in Calgary, Alberta for exploration operations, the lease expires on November 30, 2012.

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

In conjunction with our 2008/2009 winter drilling program, and effective December 1, 2008, we acquired existing road infrastructure from Paramount Resources Ltd. (“Paramount”) through a transfer of title of 6 Paramount P&NG properties to us.  These 6 P&NG properties, of which 2 were expected to immediately expire and 4 are expected to expire within 7 months, cover 11,387 gross acres (4,608 gross hectares) of which 3,796 gross acres (1,536 gross hectares) overlay our Sawn Lake oil sands leases. These properties included the transfer of 7 mineral surface leases (proposed well sites or “MSLs”) and 4 licenses of occupation (access roads or “LOCs”) totalling 12 km of roads that were transferred to us, along with 2 vertical wells 1 of which is located on our Sawn Lake oil sands lease and the other located approximately 2.5 miles north of our Sawn Lake oil sands lease.

Effective February 1, 2009, we also acquired from Penn West Petroleum Ltd. an LOC that totalled 8.7 km of an existing road on our Sawn Lake property.

On April 30, 2009, the Alberta Department of Energy approved our application to convert 5 sections of our oil sands permit to a 15-year primary lease. By drilling on these lands, where the permits were set to expire, we have preserved title to 5 sections and now have a primary lease, which is valid for an additional 15 years.

The following table summarizes our gross and net developed and undeveloped oil and natural gas rights under lease as of September 30, 2009.

OIL AND NATURAL GAS RIGHTS as of September 30, 2009
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

Reserves, Production and Delivery Commitments

In August 2004, Northern commenced oil and gas exploration activities with the first well being drilled on the project in September 2005. We did not engage in any sustained production activities during the years ending September 30, 2009, 2008, 2007, 2006 and 2005, nor did we have any proven or probable reserves at the end of such periods and thus were not required to provide any of the production data required by Statement of Financial Accounting Standards No. 69. We do not have any obligations under existing delivery commitment contracts or agreements calling for the provision of fixed and determinable quantities of oil and gas over the next three years, and have therefore not filed any information or reports with any federal authority or agency containing estimates of total, proven developed or undeveloped net oil or gas reserves.

Drilling Activity

The following tables summarize the results of our drilling activities during the years ended September 30, 2009, 2008, 2007, 2006 and 2005.

Exploratory Wells	2009		2008		2007		2006		2005
year ended September 30	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Gas	–	–	–	–	–	–	–	–	–	–
Oil	–	–	–	–	–	–	–	–	–	–
Oil/Gas	–	–	–	–	–	–	–	–	–	–
Evaluating	–	–	–	–	–	–	–	–	–	–
Drilling at end of year	–	–	–	–	–	–	–	–	–	–
Suspended	–	–	–	–	–	–	–	–	–	–
Abandoned	–	–	–	–	–	–	–	–	–	–
Total Exploratory Wells	–	–	–	–	–	–	–	–	–	–

Development Wells	2009			2008		2007		2006			2005
year ended September 30	Gross	Net		Gross	Net	Gross	Net	Gross	Net		Gross	Net
Gas	–	–		–	–	–	–	–	–		–	–
Oil	–			–	–	–	–	–	–		–	–
Oil/Gas	–	–		–	–	–	–	–	–		–	–
Evaluating	–			–	–	–	–	–	–		–	–
Drilling at end of year	–	–		–	–	–	–	–	–		–	–
Suspended	7	4.8	**	–	–	–	–	2	0.8	*	1	0.4	*
Abandoned	1	0.8	**	–	–	–	–	–	–		–	–
Total Development Wells	8	5.6		–	–	–	–	2	0.8		1	0.4

*40% working interest
**80% working interest

Present Activities

We successfully completed our winter drilling program and met our objectives by drilling 6 wells, 3 of which were drilled on our oil sands permit in order to provide technical data to support the required Department of Energy regulation to convert our 5-year oil sands permit into a 15-year primary lease. In addition, three wells were drilled further to the North of the above-mentioned 3 wells and the 3 horizontal wells previously drilled by our former Farmout partner, Signet. Signet subsequently merged with 1350826 Alberta Ltd. a wholly owned subsidiary of Andora Energy Corporation (hereinafter referred to as “Andora”). Andora is a private company approximately 53% owned by Pan Orient Energy Corp. We own approximately 4% of Andora’s issued and outstanding shares. These three northern wells, drilled by us, continued the delineation of the main reservoir trend and confirmed that the main reservoir continues north. We are evaluating the many options for production now available to us to decide the best course of action. Drilling on these 80% owned lands has opened new avenues for testing and further development of the Sawn Lake project. On the 12 sections of the jointly held lands, in which we have a 40% working interest, our Company is exploring different plans of action with Andora, the operator of these 12 sections. The focus of our Company’s drilling program is to define the heavy oil reservoir to establish reserves and to determine the best technology under which oil can be produced from the Sawn Lake project in order to initiate production and generate a cash flow.

We are currently in the process of evaluating various enhanced recovery technologies for a test well project located on our Sawn Lake oil sands property, which is subject to regulatory approval, Board of Directors approval, financing, successful reservoir evaluation and modeling, and other risks associated with the oil sands industry.

On December 1, 2008, we acquired from Paramount 2 wells they previously drilled. Of the 2 wells, one was drilled to a vertical depth of 737 meters on our existing oil sands lease and was cased for bluesky heavy oil production. The casing of this well was perforated at intervals from 681.5m to 684.5m and 684.5m to 685.0m. This well’s status is drilled and cased for future bitumen production.

On December 4, 2008, as operator, we successfully spudded the first well of six wells to be drilled in our 2008/2009 winter drilling program. This well is located at 12-14-092-13W5 in North Central Alberta and was drilled to a vertical depth of 680 meters. The well was logged, cased, and completed for bluesky heavy oil production, with perforated intervals from 644.5m to 649.5m. We have recently submitted an application with the Energy Resources Conservation Board for a commercial bitumen recovery scheme to evaluate the 12-14-092-13W5 well for potential development using Cyclic Steam Stimulation. Currently this application is pending.

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

On January 8, 2009, as operator, we successfully spudded the third well of our six well 2008/2009 winter drilling program. This well is located at 10-33-091-13W5 in North Central Alberta and was drilled to a vertical depth of 708 meters. This well determined the south-western edge of the Bluesky reservoir of our Sawn Lake Project. As a consequence, we have let 1.5 sections of our lands revert back to the Alberta Government.

On January 16, 2009, as operator, we successfully spudded the fourth well of our six well 2008/2009 winter drilling program. This well is located at 7-5-092-13W5 in North Central Alberta and was drilled to a vertical depth of 718 meters. The well was logged and cased for bluesky heavy oil production, and is pending further evaluation and the development of an exploitation plan with our joint interest partners.

On January 25, 2009, as operator, we successfully spudded the fifth well of our six well 2008/2009 winter drilling program. This well is located at 8-4-092-13W5 in North Central Alberta and was drilled to a vertical depth of 725 meters. The well was logged and cased for bluesky heavy oil production, and is pending further evaluation and the development of an exploitation plan with our joint interest partners.

On February 2, 2009, as operator, we successfully spudded the sixth well of our six well 2008/2009 winter drilling program. This well is located at 6-22-092-13W5 in North Central Alberta and was drilled to a vertical depth of 660 meters. The well was logged and cased for bluesky heavy oil production, and is pending further evaluation and the development of an exploitation plan with our joint interest partners.

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

The proposed 4th well to be drilled under the Farmout Agreement (at surface location 13-29-091-12W5) was not drilled since it was determined by Signet, our former farmout partner, that it would not provide any additional geological information in its delineation of the Sawn Lake Reservoir beyond that of the two recently drilled wells in the same vicinity.

In December 2006, we notified Signet that we were disputing Signet earning an additional 12 sections, as a result of drilling the 4-32 and 7-30 wells, because Signet failed to properly complete the wells by not conducting the production testing as reasonably required under the Farmout Agreement. The Farmout Agreement states that the sustained production test must be of sufficient duration to establish to the Farmor’s (therefore Deep Well’s) reasonable satisfaction the initial productivity of the earning well. Signet’s view was that it had earned the 12 sections pursuant to the terms of the Farmout Agreement. These 12 sections are subject to selection in accordance with the provisions of the Farmout Agreement. On November 26, 2007, we entered into mediation with Signet and Andora Energy Corporation and resolved our differences on this and certain collateral matters. The settlement included, but was not limited to:

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

Menno Wiebe and Jacobean Resource International vs. Deep Well Oil & Gas, Inc. et al DISMISSED

On October 23, 2006, Menno Wiebe and Jacobean Resources International served Deep Well, Doe individuals and Roe Corporations with a Complaint and Summons filed in the United States of America, District Court of Clark County, Nevada. The Complaint alleged a breach of contract in which the Plaintiffs were seeking monetary damages in excess of $10,000 plus an order directing Defendants to issue 56,500 shares of Deep Well stock to Plaintiffs. Mr. Menno Wiebe served as Director and Chief Operating Officer of Deep Well from July 6, 2004 until June 29, 2005. Mr. Wiebe claimed he was the Chief Operating Officer until October 2005.

On October 21, 2008, the District Court of Clark County, Nevada, filed an Order of Dismissal without Prejudice, upon its own motion dismissing the complaint.

Deep Well Oil & Gas, Inc. vs. Tamm Oil and Gas Corp. et. al. - SETTLED

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

Effective September 1, 2009, the parties entered into a settlement agreement that fully and finally resolved their dispute and the lawsuit. On September 14, 2009 and effective September 1, 2009, Deep Well and Tamm, Garry Tighe, William Tighe, Sean Dickenson, John Muzzin, Guido Hilekes, Peter Schriber, Olaf Herr, Arthur Sulzer, LB (Swiss) Private Bank, Ltd. and Rahn & Bodmer Co. (collectively, the “TAMM Parties”) entered into a full settlement and release with all of the defendants in Deep Well Oil & Gas, Inc. v. Tamm Oil & Gas Corp., et. al. (D. Nev., Case No. 3:08-cv-00173-ECR-RAM) in the United States District Court, District of Nevada. The settlement provides that we be granted an option (the “Option”) to purchase Tamm’s interest in the Royalty Agreement between Mikwec Energy Canada, Ltd. and Nearshore Petroleum Corporation. The Option price shall be determined by an independent appraisal of the fair market value of Tamm’s interest in the Royalty Agreement, and shall reflect a $400,000 reduction from the determined fair market value. Further, if we decide to exercise this Option we can pay for part of the Option by way of a promissory note, the terms of which will be determined. The settlement also provides that for the term of the promissory note Tamm may designate a director to our Company’s board of directors, and that Tamm’s designee shall thereafter be included in our Company’s slate of director nominees for any stockholder election of directors, until such time as our Company repays the debt it owes on the promissory note related to the Option. A Stipulated Judgment of Dismissal of the case was filed on September 15, 2009 and entered by the court on the same day. We have subsequently added Mr. Donald Hryhor to our Board of Directors.

Northern Alberta Oil Ltd. vs. 1132559 Alberta Ltd.

On June 27, 2008, our subsidiary, Northern Alberta Oil Ltd., filed a Statement of Claim in the Court of Queen’s Bench of Alberta Judicial District of Edmonton against 1132559 Alberta Ltd. (hereinafter referred to as “113”). The plaintiff claims that the defendants have not paid their share of the incurred operating costs for the Sawn Lake project. The plaintiff further claims that they paid the operating expenses required on behalf of the defendants and invoiced the defendants for the amounts and that the defendants refused or neglected to reimburse their proportionate share of the operating costs. The plaintiff seeks: 1.) Payment in full of $74,470.71 in Canadian funds for the amounts invoiced to the defendants; 2.) Interest pursuant to section 106 of the PASC (“Petroleum Accountants Society of Canada”) 1996 Accounting Procedure; and 3.) Costs of the action.

ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no matter submitted during the fiscal year 2008 covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

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

Market Price Information for Common Stock

Deep Well’s stock is currently quoted on the pink sheets under the trading symbol DWOG. The following table sets forth the high and low sales prices for Deep Well common stock as reported on the pink sheets for the periods indicated below. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

	High	Low

Fiscal 2006
First Quarter	$1.31	$0.37
Second Quarter	$2.98	$1.15
Third Quarter	$2.85	$1.45
Fourth Quarter	$1.76	$0.57

Fiscal 2007
First Quarter	$0.66	$0.33
Second Quarter	$0.56	$0.23
Third Quarter	$1.05	$0.35
Fourth Quarter	$0.84	$0.45

Fiscal 2008
First Quarter	$0.58	$0.45
Second Quarter	$0.63	$0.31
Third Quarter	$0.73	$0.42
Fourth Quarter	$0.58	$0.20

Fiscal 2009
First Quarter	$0.39	$0.13
Second Quarter	$0.29	$0.14
Third Quarter	$0.19	$0.14
Fourth Quarter	$0.20	$0.13

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

Equity Compensation Plan Information

The following table provides information as of September 30, 2008 with respect to shares of Deep Well’s common stock that may be issued under our existing equity compensation plans.

Equity Compensation Plan Category	(a) Number of Securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	None	None	None

Equity compensation plans not approved by security holders	3,378,500	$0.69	6,048,926	*

Total	3,378,500	$0.69	4,985,096	*

* Based on 94,274,258 issued and outstanding shares as at September 30, 2008. The maximum number of common shares that may be reserved for issuance under the Stock Option Plan may not exceed 10% of our Company’s issued and outstanding common shares.

Stock Option Plan

On November 28, 2005, our Board of Directors adopted the Deep Well Oil & Gas, Inc. Stock Option Plan. The Stock Option Plan, which is administered by the Board, permits options to acquire shares of Deep Well’s common stock to be granted to our directors, senior officers and employees, as well as certain consultants and other persons providing services to our Company. This Stock Option Plan was adopted to provide an incentive to the retention of our directors, officers and employees as well as consultants that we may wish to retain in the future. The maximum number of common shares that may be reserved for issuance under the Stock Option Plan may not exceed 10% of our issued and outstanding common shares, subject to adjustment as contemplated by the Stock Option Plan. On November 28, 2005, the Board granted 375,000 options to acquire common shares vested over three years to each director of Deep Well and granted 187,500 options to acquire common shares to a director of a subsidiary of Deep Well. The exercise price of such options is $0.71 per share. In each case, the vesting of such director options will occur only if the holder of the options continues to provide services to us during the immediate annual period preceding the relevant vesting date. The options will terminate at the close of business five years from the date of grant. In addition, on November 28, 2005, the Board granted 390,000 options to acquire common shares vested over three years to certain corporations providing consulting services to us. Each of such consultants is wholly owned by directors of our Company. The exercise price of such options is $0.71 per share. In each case, the vesting of such consultant options will occur only if the holder of the options continues to provide services to us on the relevant vesting date. The options will terminate at the close of business five years from the date of grant. No option granted under the Stock Option Plan may be exercised until the Stock Option Plan has been approved and ratified by the holders of a majority of the voting stock of our Company at a shareholders’ meeting or by a properly executed consent resolution of said majority shareholders.

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

You should read the following discussion and analysis in conjunction with our Company’s consolidated financial statements and related notes. For the purpose of this discussion, unless the context indicates another meaning, the terms: “Company”, “we”, “us” and “our” refer to Deep Well Oil & Gas, Inc. and its subsidiaries. This discussion includes forward-looking statements that reflect our current views with respect to future events and financial performance that involve risks and uncertainties. Our actual results, performance or achievements could differ materially from those anticipated in the forward-looking statements as a result of certain factors including risks discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Forward-Looking Statements” below and elsewhere in this report, and under the heading “Risk Factors” and “Environmental Laws and Regulations” disclosed in this report on Form 10-K for the fiscal year ended September 30, 2008.

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

Results of Operations for the Year Ended September 30, 2008

Our Company is an exploration stage company and as such does not have commercial production at any of its properties and, accordingly, it currently does not generate cash from operations. Since the inception of our current business plan, our operations have consisted primarily of various exploration and start-up activities relating to our properties, which included acquiring lease holdings by acquisitions and public offerings, seeking institutional investors, locating joint venture partners, acquiring and analyzing seismic data, engaging various firms to comply with leasehold conditions and environmental regulations as well as project management, and developing our long term business strategies. For year ended September 30, 2008, and for the comparable period, we generated no revenues from operations.

	Year	Year	September 10,
	Ended	Ended	2003 to
	September 30, 2008	September 30, 2007	September 30, 2008

Revenue	$–	$–	$–

Expenses
Administrative	$2,769,379	$1,451,538	$7,328,332
Amortization	13,706	1,420	16,040
Share Based Compensation	111,815	246,643	917,340

Net Loss from Operations	(2,894,900)	(1,699,601)	(8,261,712)

Other Income and Expenses
Forgiveness of Loan Payable	–	287,406	287,406
Interest Income	100,070	50,183	166,223
Interest Expense	(715)	(73,652)	(208,577)
Settlement of Debt	–	–	24,866
Loss on disposal of asset	(510)	–	(510)

Net Loss and Comprehensive Loss	$(2,796,055)	$(1,435,664)	$(7,992,304)

Our net loss and comprehensive loss for the year ended September 30, 2008, was $2,796,055 compared to a net loss and comprehensive loss of $1,435,664 for the year ended September 30, 2007. This difference was due primarily to an increase of $1,317,841 in general and administrative costs related to start up operation expenses incurred to prepare our six well sites for the 2008/2009 winter drilling program.

For the year ended September 30, 2008, interest income increased by $49,887, compared to the year ended September 30, 2007, due primarily to interest from term deposits. For the year ended September 30, 2008, interest expense decreased by $72,937, compared to the year ended September 30, 2007, due primarily to a decrease in interest payable as financing charges.

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

Deep Well, through its subsidiaries Northern Alberta Oil Ltd. which we refer to as “Northern”, and Deep Well Oil & Gas (Alberta) Ltd., currently have a 100% working interest in 15 sections of petroleum and natural gas licenses (“P&NG”) in the Peace River area of Alberta, Canada, an 80% working interest in 56 contiguous sections of oil sands development leases, and a 40% working interest in an additional 12 contiguous sections of oil sands development leases in the Peace River oil sands area of Alberta, Canada. Our P&NG licenses and oil sands development leases cover 52,505 gross acres (21,248 gross hectares).

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

On December 4, 2008, as operator, we successfully spudded the first well of six wells to be drilled in our 2008/2009 winter drilling program. This well is located at 12-14-092-13W5 in North Central Alberta and was drilled to a vertical depth of 680 meters. The well was logged, cased, and completed for bluesky heavy oil production, with perforated intervals from 644.5m to 649.5m. We have recently submitted an application with the Energy Resources Conservation Board for a commercial bitumen recovery scheme to evaluate the 12-14-092-13W5 well for potential development using Cyclic Steam Stimulation. Currently this application is pending.

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

On January 16, 2009, as operator, we successfully spudded the fourth well of our six well 2008/2009 winter drilling program. This well is located at 7-5-092-13W5 in North Central Alberta and was drilled to a vertical depth of 718 meters. The well was logged and cased for bluesky heavy oil production, and is pending further evaluation and the development of an exploitation plan with our joint interest partners.

On January 25, 2009, as operator, we successfully spudded the fifth well of our six well 2008/2009 winter drilling program. This well is located at 8-4-092-13W5 in North Central Alberta and was drilled to a vertical depth of 725 meters. The well was logged and cased for bluesky heavy oil production, and is pending further evaluation and the development of an exploitation plan with our joint interest partners.

On February 2, 2009, as operator, we successfully spudded the sixth well of our six well 2008/2009 winter drilling program. This well is located at 6-22-092-13W5 in North Central Alberta and was drilled to a vertical depth of 660 meters. The well was logged and cased for bluesky heavy oil production, and is pending further evaluation and the development of an exploitation plan with our joint interest partners.

On December 1, 2008, in conjunction with our 2008/2009 winter drilling program, we acquired existing road infrastructure from Paramount Resources Ltd. (“Paramount”) through a transfer of title of 6 Paramount P&NG properties to us.  These 6 P&NG properties, of which 2 were expected to immediately expire and 4 are expected to expire within 7 months, cover 11,387 gross acres (4,608 gross hectares) of which 3,796 gross acres (1,536 gross hectares) overlay our Sawn Lake oil sands leases. These properties included the transfer of 7 mineral surface leases (proposed well sites or “MSLs”) and 4 licenses of occupation (access roads or “LOCs”) totalling 12 km of roads  that were transferred to us, along with 2 vertical wells, 1 of which is located on our Sawn Lake oil sands lease and the other located approximately 2.5 miles north of our Sawn Lake oil sands lease.  The well located on our Sawn Lake oil sands lease was drilled to a vertical depth of 737 meters and was cased for bluesky heavy oil production. Perforated intervals were from 681.5m to 684.5m and 684.5m to 685.0m. This well’s status is drilled and cased for future bitumen production.

Effective February 1, 2009, we also acquired from Penn West Petroleum Ltd. an LOC that totalled 8.7 km of an existing road.

On May 5, 2009, our Company was informed by the Alberta Department of Energy that it had approved our application to convert 5 sections of our oil sands permit to a 15-year primary lease. By drilling on these lands, where the permits were set to expire, we have preserved title to 5 sections and now have a primary lease, which is valid for an additional 15 years. As a consequence, we have let 1.5 sections of our lands revert back to the Alberta Government.

Liquidity and Capital Resources

As of September 30, 2008, our Company’s total assets were $12,815,676, compared to $9,855,076 as of September 30, 2007, and our total liabilities as of September 30, 2008, were $963,246 compared with $318,406 as of September 30, 2007. The increase in our total assets was due primarily to cash received from the sale of securities. The increase in our total liabilities was due to an increase in our accounts payable primarily due to the increase in operating expenses such as the preparation for the 2008/2009 drilling season.

Our working capital (current liabilities subtracted from current assets) is as follows.

	As of	As of
	September 30, 2008	September 30, 2007

Current Assets	$6,825,548	$5,497,687
Current Liabilities	963,246	318,406
Working Capital	$5,862,302	$5,179,281

As of September 30, 2008, our Company had working capital of $5,862,302 compared to our working capital of $5,179,281 as of September 30, 2007. Our working capital increase was due primarily to the increase in cash from the sale of securities. Currently we have no long-term debt and our estimated working capital surplus, as of July 31, 2009, is approximately $1.4 million.

Our cash and cash equivalents for the year ending September 30, 2008, was $6,212,892, compared to $5,244,162 for the comparable year ending September 30, 2007. Our Company has raised sufficient funds to conduct our operations during the fiscal years 2005, 2006, 2007, 2008 and 2009. From March 10, 2005 till now, we have financed our business operations through a loan, fees derived from the farmout of some of our lands, private offerings of our common stock, and the exercise of certain warrants, realizing gross proceeds of approximately $19.6 million. In these offerings, we sold units comprised of common stock and warrants to purchase additional common stock, and as a result of these offerings, we currently have an aggregate of 42,818,138 warrants outstanding with exercise prices ranging from $0.40 to $1.20. If all of these warrants are exercised we may realize aggregate proceeds of approximately $30.9 million. However, the warrant holders have complete discretion as to when or if the warrants are exercised before they expire and we cannot guarantee that the warrant holders will exercise any of the warrants.

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
Fax 801-262-3978

Board of Directors
Deep Well Oil & Gas, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Deep Well Oil & Gas, Inc. and Subsidiaries at September 30, 2008 and 2007 and the consolidated statements of operations, stockholders' equity, and cash flows for the years ended September 30, 2008 and 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness for the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the over all financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Deep Well Oil & Gas, Inc. and Subsidiaries at September 30, 2008 and 2007 and the statements of operations, and cash flows for the years ended September 30, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

Salt Lake City, Utah
August 27, 2009	/s/ Madsen & Associates, CPA’s Inc.

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
Consolidated Balance Sheets
September 30, 2008 and 2007

	2008	2007

ASSETS
Current Assets
Cash and cash equivalents	$6,212,892	$5,244,162
Accounts receivable	405,826	80,082
Prepaid expenses	206,830	173,443

Total Current Assets	6,825,548	5,497,687

Oil and gas properties (Note 3)	5,947,544	4,353,826
Equipment net of depreciation (Note 4)	42,584	3,563

TOTAL ASSETS	$12,815,676	$9,855,076

LIABILITIES
Current Liabilities
Accounts payable	$937,967	$44,065
Accounts payable – related parties (Note 6)	25,279	263,091
Note payable (Note 5)	–	11,250

Total Current Liabilities	963,246	318,406

SHAREHOLDERS’ EQUITY
Common stock: (Note 7)
Authorized: 300,000,000 shares at $0.001 par value
Issued and outstanding: 94,274,258 shares
(September 2007 – 83,635,961) (Note 7)	94,273	83,635
Additional paid in capital	19,750,461	14,649,284
Deficit (dated September 10, 2003)	(7,992,304)	(5,196,249)

Total Shareholders’ Equity	11,852,430	9,536,670

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,815,676	$9,855,076

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended September 30, 2008, 2007 and 2006 and the Period September 10, 2003
(Inception of Exploration Stage) to September 30, 2008

	2008	2007	2006	September 10, 2003 to September 30, 2008

Revenue	$–	$–	$–	$–

Expenses
Administrative	2,769,379	1,451,538	1,340,799	7,328,332
Amortization	13,706	1,420	914	16,040
Share based compensation	111,815	246,643	558,882	917,340

Net loss from operations	(2,894,900)	(1,699,601)	(1,900,595)	(8,261,712)

Other income and expenses
Forgiveness of loan payable	–	287,406	–	287,406
Interest income	100,070	50,183	2,492	166,223
Interest expense	(715)	(73,652)	(24,179)	(208,577)
Settlement of debt	–	–	–	24,866
Loss on disposal of asset	(510)	–	–	(510)

Net loss and comprehensive loss	$(2,796,055)	$(1,435,664)	$(1,922,282)	$(7,992,304)

Net loss per common share
Basic and diluted	$(0.03)	$(0.02)	$(0.03)

Weighted average outstanding shares
– stated in 1,000’s
Basic and diluted	85,002	70,836	58,839

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Period September 10, 2003 (Inception of Exploration Stage) to September 30, 2008

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
For the Period September 10, 2003 (Inception of Exploration Stage) to September 30, 2008

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

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Continued)
For the Period September 10, 2003 (Inception of Exploration Stage) to September 30, 2008

	Common Shares
				Capital
			Additional	Stock
			Paid in	Subscriptions	Accumulated
	Shares	Amount	Capital	Received	Deficit	Total

Subtotal carried forward
from previous page	83,635,961	83,635	14,402,641	–	(3,760,585)	10,725,691

Warrant exchange September 4, 2007
- Share value transferred
from warrants	–	–	11,467	–	–	11,467
- Warrants cancelled (500,000) (Note 7)	–	–	(130,276)	–	–	(130,276)
- Warrants issued (625,000)(Note 7)	–	–	118,809	–	–	118,809
Warrant exchange September 10, 2007
- Share value transferred
from warrants	–	–	7,237	–	–	7,237
- Warrants cancelled (287,500)(Note 7)	–	–	(74,909)	–	–	(74,909)
- Warrants issued (359,375)(Note 7)	–	–	67,672	–	–	67,672
Options granted for services	–	–	246,643	–	–	246,643
Net operating loss for the	–	–	–	–	–	–
year ended September 30, 2007	–	–	–	–	(1,435,664)	(1,435,664)

Balance at September 30, 2007	83,635,961	83,635	14,649,284	–	(5,196,249)	9,536,670

August 12, 2008
- warrants expired (560,946) (Note 7)	–	–	–	–	–	–
Private Placement August 14, 2008
- Shares	10,638,297	10,638	3,099,429	–	–	3,110,067
- Warrants (10,638,297) (Note 7)	–	–	1,619,827	–	–	1,619,827
- Special warrants (2,000,000)(Note 7)	–	–	270,106	–	–	270,106
Options granted for services	–	–	111,815	–	–	111,815

Net operating loss for the
year ended September 30, 2008	–	–	–	–	(2,796,055)	(2,796,055)

Balance at September 30, 2008	94,274,258	$94,273	$19,750,461	$–	$(7,992,304)	$11,852,430

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended September 30, 2008, 2007 and 2006 and the Period September 10, 2003
(Inception of Exploration Stage) to September 30, 2008

	2008	2007	2006	September 10, 2003 to September 30, 2008

CASH PROVIDED BY (USED IN):

Operating Activities
Net loss	$(2,796,055)	$(1,435,664)	$(1,922,282)	$(7,992,304)
Items not affecting cash:
Stock based compensation	111,815	246,643	558,882	917,340
Bad debts	–	–	–	170,084
Amortization	13,706	1,420	914	16,040
Forgiveness of loan payable	–	(287,406)	–	(287,406)
Settlement of lawsuit	–	435,550	–	435,550
Commissions withheld from loans proceeds	–	–	–	121,000
Loss on disposal of asset	510	–	–	510
Net changes in non-cash working capital (Note 9)	296,959	(499,347)	193,643	177,077

	(2,373,065)	(1,538,804)	(1,168,843)	(6,442,109)
Investing Activities
Purchase of property and equipment	(53,237)	(1,658)	(3,637)	(58,865)
Purchase of oil and gas properties	(1,593,718)	–	–	(1,705,110)
Cash from acquisition of subsidiary	–	–	–	11,141
Return of costs from farmout agreement	–	–	961,426	961,426

	(1,646,955)	(1,658)	957,789	(791,408)

Financing Activities
Loan payable	–	–	1,448	275,852
Loan advance – related parties	–	–	11,604	(811,746)
Note payable repayment	(11,250)	–	(31,910)	(111,306)
Debenture advance (repayment)	–	–	(1,021,463)	(1,004,890)
Proceeds from issuance from common stock	5,000,000	6,734,300	1,165,820	14,219,499
Proceeds from debenture net of commissions	–	–	–	879,000

	4,988,750	6,734,300	125,499	13,446,409

Increase (decrease) in cash and cash equivalents	968,730	5,193,838	(85,555)	6,212,892

Cash and cash equivalents, beginning of year	5,244,162	50,324	135,879	–

Cash and cash equivalents, end of year	$6,212,892	$5,244,162	$50,324	$6,212,892

Supplemental Cash Flow Information:
Interest Expense	$715	$73,652	$24,179

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008 and 2007

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

Basis of Consolidation

These consolidated financial statements include the accounts of two wholly owned subsidiaries: (1) Northern Alberta Oil Ltd. (“Northern”), from the date of acquisition, being June 7, 2005, incorporated under the Business Corporations Act (Alberta), Canada; and (2) Deep Well Oil & Gas (Alberta) Ltd., incorporated under the Business Corporations Act (Alberta), Canada on September 15, 2005. As of September 30, 2008, Deep Well owned 100% (2007 – 100%) of the Northern common shares and owns 100% (2007 – 100%) of the Northern preferred shares. All inter-company balances and transactions have been eliminated. The Company has received “Capital stock subscriptions” valued at $1,777,639 relating to the Northern preferred shares for which Deep Well has exclusive rights to call in the future. As of April 4, 2007, all of these rights have been called.

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

Asset Retirement Obligations

The Company accounts for asset retirement obligations by recording the estimated future cost of the Company’s plugging and abandonment obligations. The asset retirement obligation is recorded when there is a legal obligation associated with the retirement of a tangible long-lived asset and the fair value of the liability can reasonably be estimated. Upon initial recognition of an asset retirement obligation, the Company increases the carrying amount of the long-lived asset by the same amount as the liability. Over time, the liabilities are accreted for the change in their present value through charges to oil and gas production and well operations costs. The initial capitalized costs are depleted over the useful lives of the related assets through charges to depreciation, depletion, and amortization. If the fair value of the estimated asset retirement obligation changes, an adjustment is recorded to both the asset retirement obligation and the asset retirement cost. Revisions in estimated liabilities can result from revisions of estimated inflation rates, escalating retirement costs, and changes in the estimated timing of settling asset retirement obligations. As at September 30, 2008, no asset retirement obligations exist.

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

Financial Instruments

Fair Values

The fair values of the Corporation’s cash and cash equivalents, accounts receivable, accounts payable, accounts payable – related parties, and note payable and loan payable approximate their carrying values due to the short-term nature of these financial instruments.

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

Effective October 1, 2007, the Company adopted FASB issued FASB Staff Position FIN No. 48-1, Definition of Settlement in FASB Interpretation No. 48 (“FIN No. 48-1”). FIN No. 48-1 amends FIN No. 48 to provide guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The term “effectively settled” replaces the term “ultimately settled” when used to describe recognition, and the terms “settlement” or “Settled” replace the terms “ultimate settlement” or “ultimately settled” when used to describe measurement of a tax position under FIN No.48-1 clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits, and the statute of limitations remains open. The adoption of FIN No.48-1 did not have an effect on the consolidated financial statements.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Accounting for Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value within generally accepted accounting principles, and expands required disclosure about fair value measurements. SFAS No. 157 does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of the FSP. Effective October 1, 2009, the Company will adopt SFAS No. 157 except as it applies to those non-financial assets and non-financial liabilities as noted in FSP FAS No. 157-b. The Company is evaluating the effect that these new standards will have, if any, in the consolidated financial statements when adopted.

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

In May 2008, the FASB issued SFAS No.162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. This statement became effective on November 15, 2008 following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The adoption of SFAS 162 is not expected to have a material effect on our results of operations, financial position or cash flows.

FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payments Transactions Are Participating Securities” (“FSP EITF 03-6-1”). In June 2008, the FASB issued FSP EITF 03-6-1. Under this FSP, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividends equivalents, whether they are paid or unpaid, are considered participating securities and should be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. In addition, all prior period earnings per share data presented should be adjusted retrospectively and early application is not permitted. The adoption of FSP EITF 03-6-1 is not expected to have a material effect on the earnings per share disclosures.

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

•
Companies will be required to disclose, in narrative form, additional details on their proved undeveloped reserves (PUDs), including the total quantity of PUDs at year end, any material changes to PUDs that occurred during the year, investments and progress made to convert PUDs to developed oil and gas reserves and an explanation of the reasons why material concentrations of PUDs in individuals fields or countries have remained undeveloped for five years or more after disclosure as PUDs;

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

In October 2008, the FASB issued Staff Position (“FSP”) No157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP 157-3”). FSP 157-3 applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS No.157, “Fair Value Measurements” (“SFAS 157”) and clarifies the application of SFAS 157 in a market that is not active. This FSP also provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application are accounted for as a change in accounting estimate according to SFAS No.154 “Accounting Changes and Error Corrections”. The adoption of FSP 157-3 did not have a material effect on the Company’s results of operations, financial position or cash flows.

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

Significant estimates by management include valuations of oil and gas properties including future abandonment costs, valuation of accounts receivable, useful lives of long-lived assets, asset retirement obligations, valuations of share-based compensation, and the realizability of future income taxes.

3.	OIL AND GAS PROPERTIES

The Company has acquired interests in certain oil and gas properties, most of which were subject to a farmout agreement entered into on February 25, 2005, (“Farmout Agreement”). These properties are located in North Central Alberta, Canada. The terms include certain commitments related to oil and gas leases that require the payments of rents as long as the leases are non-producing. As of September 30, 2008, Northern’s net payments due in Canadian dollars under this commitment are as follows:

2009	$46,233
2010	$41,574
2011	$41,574
2012	$41,574
2013	$41,574
Subsequent	$230,093

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

The Company plans to meet the second of these conditions. As at September 30, 2008, three of these wells have been drilled.

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

This consists of comparing the carrying value of the asset with the asset's expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows represent management's best estimate based on reasonable and supportable assumptions. Proven oil and gas properties are reviewed for impairment on a field-by-field basis. In addition, management evaluates the carrying value of non-producing properties and may deem them impaired for lack of drilling activities. No impairment losses were recognized for the year ended September 30, 2008 (2007 - $nil).

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

On November 15, 2005, the Company entered into an agreement to amend a Farmout Agreement with Signet Energy Inc. (“Signet”), a private company owned by Surge Global Energy, Inc. (“Surge”). Under this new amended farmout agreement (“Amended Farmout Agreement”), Signet, as operator, assumed the farmout obligations including completing, at its expense, the drilling of 10 wells to earn up to a 40% working interest in the Sawn Lake oil sands project.

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

As of the statement date of this report, the Company owns an 80% working interest in 51 contiguous sections of oil sands development leases and 6.5 sections of oil sands permits in the Sawn Lake heavy oil area in North Central Alberta. The Company has an additional 40% working interest in another 12 sections of oil sands development leases of which Signet has earned 40% from the Company.

On November 26, 2007, the Company entered into a settlement with Signet Energy Inc. (“Signet” a 100% owned subsidiary company of Andora Energy Corporation) and Andora Energy Corporation and resolved their differences and certain collateral matters. The settlement included but is not limited to:

a)	The Farmout Agreement dated February 25, 2005, and the Amended Farmout Agreement being effectively terminated concurrently with the execution of the settlement;
b)	Signet being regarded as having earned a 40% working interest in a total of twelve sections;
c)	Signet transferring registered title to 57.5 unearned sections of the farmout lands, as defined in the Farmout Agreement, back to the Company;
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

4.	PROPERTY AND EQUIPMENT

	2008
		Accumulated	Net Book
	Cost	Amortization	Value

Computer Equipment	$24,160	$7,417	$16,743
Office furniture and equipment	26,695	4,799	21,896
Software	5,826	3,318	2,508
Leasehold improvements	1,597	160	1,437

	$58,278	$15,694	$42,584

	2007
		Accumulated	Net Book
	Cost	Amortization	Value

Office furniture and equipment	$5,008	$1,795	$3,293
Software	809	539	270

	$5,897	$2,334	$3,563

5.	NOTE PAYABLE

The Company had a loan outstanding in 2007 of $11,250 which was due on demand, is unsecured, and bears no interest. The loan was paid off during the year ended September 30, 2008.

6.	SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Accounts payable – related parties of $25,279 (2007 - $263,091) result from director fees and other fees payable by the Company. Accounts payable – related parties are unsecured, non-interest bearing, and have no fixed terms of repayment.

Officers, directors, their families, and their controlled entities have acquired 44.21% of the Company’s outstanding common capital stock.

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

On February 23, 2006, pursuant to an exercise option agreement, the Company entered into on June 7, 2005 (see Note 3), the Company issued 4,707,750 of its common shares in exchange for 156,925 of the outstanding preferred shares of Northern.

On June 13, 2006, pursuant to an exercise option agreement, the Company entered into on June 7, 2005 (see Note 3), the Company issued 2,867,250 common shares in exchange for 95,575 of the outstanding preferred shares of Northern.

On July 28, 2006, a warrant holder of the Company exercised 100,000 warrants for 100,000 common shares at an exercise price of $0.60 per common share for a total gross proceeds to the Company of $60,000.

On September 11, 2006, a warrant holder of the Company exercised 50,000 warrants for 50,000 common shares at an exercise price of $0.60 per common share for a total gross proceeds to the Company of $30,000.

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

On June 22, 2007, the Company completed a private placement of 8,333,333 units at a price of $0.60 per unit for $5,000,000. Each unit consisted of one common share and one common share purchase warrant and another twelve one-hundredths common share purchase warrant (“Special Warrant”). Each warrant entitles the holder to purchase one additional common share at a price of $0.90 per common share for a period of three years from the date of closing. Each Special Warrant entitles the holder to purchase a common share at a price of $1.20 for a period of five years. Each Special Warrant entitles the holder to purchase a common share at a price of $1.20 for a period of five years from the date of closing. The exercise price of the warrants and the Special Warrants will be adjusted from time to time upon the occurrence of certain events, as provided in the warrants. The warrants expire on June 22, 2010, and the special Warrants expire on June 22, 2012. In connection with the private placement, a finder’s fee of $300,000 was paid.

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

The warrants outstanding as of September 30, 2008, were 31,541,138 (2007 – 19,463,787) and are valued at $5,472,837 (2007 - $3,714,934)

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

On October 25, 2006, the Company granted its director David Roff options to purchase 375,000 shares of common stock at an exercise price of $0.71 per share, 75,000 vesting immediately and the remaining one-third on April 6, 2007, one-third on April 6, 2008, and one-third on April 6, 2009 with a five-year life.

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

For the year ended September 30, 2008, the Company recorded $111,815 (2007 - $246,643) of compensation expense based on its use of the Black-Scholes model to estimate the grant-date fair value of these unit option awards. No options were exercised during the year ended September 30, 2008, therefore, the intrinsic value of the options exercised during 2007 is nil. As of September 30, 2007, there was a total of $5,802 of unrecognized compensation cost related to the non-vested portion of these unit option awards. At September 30, 2008, this cost was expected to be recognized over a weighted-average period of 0.51 years. Compensation expense is based upon straight-line amortization of the grant-date fair value over the vesting period of the underlying unit option. Since the Company is a relatively new public company and has minimal trading history, it has used an estimated volatility of approximately 138% for 2008 based on the trading history available.

	Shares Underlying Options Outstanding			Shares Underlying Options Exercisable
Range of Exercise Prices	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price
$0.47 at September 30, 2008	276,000	3.97	$0.47	274,000	$0.47
$0.71 at September 30, 2008	3,102,500	2.27	0.71	3,002,500	0.71

	3,378,500	2.41	$0.69	3,276,500	$0.69

The aggregate intrinsic value of exercisable options as of September 30, 2008, was $nil (2007 – $900).

The Company has used a weighted average risk free rate of 3.99% in its Black-Scholes calculation of grant-date fair value, which is based on U.S. Treasury interest rates at the time of the grant whose term is consistent with the expected life of the stock options. Expected life represents the period of time that options are expected to be outstanding and is based on the Company’s best estimate. The Company has also discounted the fair value of the stock options calculated using the Black-Scholes model, using a discount rate determined by comparing the trading price of the shares with the deemed price of shares on private placements closed during the year. The following table represents the weighted average assumptions used for the Black-Scholes option pricing model:

	2008	2007

Average risk-free interest rates	3.99%	4.27%
Average expected life (in years)	5	5
Volatility	139%	158%
Dividend

The following is a summary of stock option activity for 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Market Value

Balance, September 30, 2005	–	$–	$–
Options granted November 28, 2005	2,857,500	0.71	0.27

Balance, September 30, 2006	2,857,500	0.71	0.27
Options forfeited September 21, 2007	(130,000)	0.71	0.27
Options granted October 25, 2006	375,000	0.71	0.38
Options granted September 20, 2007	276,000	0.47	0.45

Balance, September 30, 2007	3,378,500	$0.69	$0.30

Balance, September 30, 2008	3,378,500	$0.69	$0.27

Exercisable, September 30, 2008	3,276,500	$0.69	$0.27

The following table summarizes the status of the Company’s non-vested stock options since October 1, 2005:

	Non-Vested Options
	Number of Shares	Weighted Average Exercise Price

Non-vested at October 1, 2005	–	$–
Granted	2,857,500	0.71
Vested	(1,377,500)	0.71

Non-vested at September 30, 2006	1,480,000	0.71
Forfeited	(130,000)	0.71
Granted	651,000	0.61
Vested	(1,025,000)	0.71

Non-vested at September 30, 2007	976,000	0.64

Vested	(874,000)	0.64

Non-Vested at September 30, 2008	102,000	$0.47

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

9.	CHANGES IN NON-CASH WORKING CAPITAL

	2008	2007	2006

Accounts receivable	$(325,744)	$(20,809)	$(10,546)
Prepaid expenses	(33,387)	(112,067)	(33,475)
Accounts payable	656,090	(366,471)	237,664

	$296,959	$(499,347)	$193,643

10.	INCOME TAXES

As of September 30, 2008, the Company has approximately $2,884,771 (2007 – $1,731,922) of net operating losses expiring through 2028 that may be used to offset future taxable income but are subject to various limitations imposed by rules and regulations of the Internal Revenue Service. The net operating losses are limited each year to offset future taxable income, if any, due to the change of ownership in the Company's outstanding shares of common stock. In addition, at September 30, 2008, the Company had an unused Canadian net operating loss carry-forward of approximately $6,859,024 (2007 – $5,087,469), expiring through 2028. These operating loss carry-forwards may result in future income tax benefits of approximately $3,033,082; however, because realization is uncertain at this time, a valuation reserve in the same amount has been established. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The components of the net deferred tax asset, the statutory tax rate, the effective rate and the elected amount of the valuation allowance are as follows:

	Year Ended September 30, 2008	Year Ended September 30, 2007

Statutory and effective tax rate
Domestic
Statutory U.S. federal rate	35.00%	35.00%
Foreign	29.50%	32.12%

Income taxes recovered at the statutory and effective tax rate
Domestic
Statutory U.S. federal rate	$442,864	$184,870
Foreign	452,989	291,476

Timing differences:
Non-deductible expenses	37,484	(91,707)
Financing fees	62,251	61,351
Other deductible charges	7,883	43,256
Benefit of tax losses not recognized in the year	(1,003,471)	(489,246)

Income tax recovery (expense) recognized in the year	$–	$–

The approximate tax effects of each type of temporary difference that gives rise to deferred tax assets are as follows:

	September 30, 2008	September 30, 2007

Deferred income tax assets (liabilities)
Net operating loss carry-forwards	$3,033,082	$2,240,292
Oil and gas properties	16,639	108,731
Finance fee deductible in future years	1,496	70,246
Equipment	4,496	904
Valuation allowance	(3,055,713)	(2,420,173)

Net deferred income tax assets	$–	$–

11.	COMMITMENTS

Compensation to Directors

Since the acquisition of Northern Alberta Oil Ltd., the Company and Northern have entered into the following contracts with the following companies for the services of their officers:

1)	Portwest Investments Ltd., a company owned 100% by Dr. Horst A. Schmid, for providing services to the Company as Chief Executive Officer and President for $12,500 Cdn per month.

2)	Concorde Consulting, a company owned 100% by Mr. Curtis J. Sparrow, for providing services as Chief Financial Officer to the Company for $15,000 Cdn per month.

3)	Brave Consulting, a company 50% owned by Mr. David Roff, for providing consulting services to the Company for $8,000 Cdn per month. As of August 2007 the amount has increased to $12,000 per month.

Compensation to Contractor

R.N. Dell Energy Ltd. has been contracted to provide geological services to the Company for $17,700 Cdn per month.

12.	SUBSEQUENT EVENTS

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

13	LEGAL ACTIONS

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

I.G.M Resources Corp. vs. Deep Well Oil & Gas, Inc., et al

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

This lawsuit has been stayed pending the out come of the other litigation by the Plaintiff against some of the above defendants other than Deep Well and Northern. The Company believes the claims are without merit and will vigorously defend against them. As of September 30, 2008, no contingent liability has been recorded as a successful outcome for the Plaintiff is unlikely.

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

Deep Well  Plans to vigorously defend itself against the Plaintiff’s claims. As at September 30, 2008, no contingent liability has been recorded as a successful outcome for the Plaintiff is unlikely.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the fiscal years ended September 30, 2008 and 2007, there were no changes in, or disagreements with, our independent accountant on accounting and financial disclosure matters.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of our fiscal year ended September 30, 2008, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as amended was carried out under the supervision and with the participation of our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that as of the end of that fiscal year, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the fiscal year ended September 30, 2008, there were changes and improvements in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the fiscal year we continued to implement the formalization and centralization of our accounts payable functions and multi-currency accounting software.

ITEM 9B.	OTHER INFORMATION

Deep Well reported all information that was required to be disclosed on Form 8-K during the fourth quarter of the fiscal year covered by this Form 10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The directors and executive officers of Deep Well are as follows:

As at September 30, 2008
Name	Age	Position/Office

Dr. Horst A. Schmid	75	Director and Chairman of the Board, President and Chief Executive Officer
Mr. Donald E. H. Jones	55	Director
Mr. David Roff	37	Director
Mr. Cyrus Spaulding	52	Director
Mr. Curtis James Sparrow	51	Director and Chief Financial Officer, Secretary and Treasurer
Mr. Malik Youyou	55	Director

As at September 30, 2009
Name	Age	Position/Office

Dr. Horst A. Schmid	76	Director and Chairman of the Board, President and Chief Executive Officer
Mr. Christian Demoyen	69	Director
Mr. Donald W. Hryhor	53	Director
Mr. Donald E. H. Jones	56	Director
Mr. David Roff	38	Director
Mr. Cyrus Spaulding	53	Director
Mr. Curtis James Sparrow	52	Director and Chief Financial Officer, Secretary and Treasurer
Mr. Malik Youyou	56	Director

Biographies of Directors and Executive Officers

Brief biographies of the directors and executive officers of Deep Well are set forth below. All directors hold office until the next annual stockholders’ meeting or until their death, resignation, retirement, removal, disqualification or until their successors have been elected and qualified. Vacancies in the existing Board may be filled by majority vote of the remaining directors. Officers of our Company serve at the will of the Board of Directors. As of September 30, 2008 there are no written employment contracts outstanding, but there are consulting contracts as disclosed herein.

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

Mr. Cyrus Spaulding has served as director of Deep Well from June 29, 2005 to present. Early in his career he joined Husky Oil Operations Ltd. as a reservoir-engineering technologist where he provided data analysis on secondary recovery schemes for heavy oil projects. In the mid 1990’s he joined Colt Engineering Corporation as the lead engineer for the Amoco Primrose Commercial SAGD project. Mr. Spaulding was also employed as the manager of Williams Energy Canada Inc. Mr. Spaulding currently holds no other directorships. He is a registered Professional Engineer with over 17 years experience in the oil and gas industry. He has worked on projects in Canada as well as overseas. His experience includes gas plants, hydrocarbon liquids fractionation plants, heavy oil pilot plants and heavy oil commercial plants. He has also worked with a major oil and gas company in Alberta providing forecasting and analysis on heavy oil projects. Mr. Spaulding is a graduate of Lakehead University. Mr. Spaulding served our Company as Chief Operating Officer from September 1, 2005 to September 21, 2007.

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

Significant Employees

Other than the current executive officers of our Company the following are expected to make a significant contribution to our Company:

Effective September 20, 2007, our Company entered into a Consulting Agreement with R.N. Dell Energy Ltd. whose primary consultant is Mr. Edward A. Howard, for at least until October 31, 2008, to assist our Company in the further exploitation and development of our Company’s Sawn Lake project. Mr. Howard is a Geologist and Palynologist with over 40 years of heavy oil experience. Most recently Mr. Howard was Vice President of Exploration and Development for Signet (recently acquired by Andora). Mr. Howard has also worked with several companies in the heavy oil sector including Sceptre Resources (since taken over by CNRL) at their Tangleflags field and Shell Canada at their Peace River Project. Mr. Howard was credited with the discovery and early development of the first successful Steam Assisted Gravity Drainage (“SAGD”) heavy oil extraction project for Sceptre at the Tangleflags field. While at Shell from 1967 to 1977 Mr. Howard was instrumental in developing Shell’s Peace River strategy from the early inception through to the pilot plant stage. This project continues to be one of the most successful in situ oil sands producers. Also, Mr. Howard has implemented noteworthy Cyclical Stream Simulation (“CSS”) projects in Alberta. Some of these projects have proven to increase recovery rates between/from 50% - 60%. Mr. Howard has extensive experience with the primary and secondary recovery of heavy oil as well as his direct knowledge of the Peace River oil sands area, specifically the Sawn Lake project.

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

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our Company’s officers, directors and persons who beneficially own more than 10% of a registered class of our Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission, and to furnish to our Company copies of such reports. Based solely on the review of copies of the forms received, by our Company, during the September 30, 2008 fiscal year, as required under Section 16(a)(2) of the Securities Exchange Act of 1934 by Mr. Cyrus Spaulding, a director and former officer of our Company, filed two Form 4s late; Mr. Donald E. H. Jones, a director of our Company, filed one Form 4 late; Mr. Malik Youyou a director and a 10% or more beneficial owner of our Company, filed four Form 4s late. Based solely on the review of filed Form 4s with the Securities and Exchange Commission, Tamm Oil & Gas Corp., a reported greater than 10% beneficial owner of our common stock, was late in filing a Form 3 pursuant to Section 16(a) of the Exchange Act.

Code of Ethics

As of September 30, 2009, our Company had not yet adopted a formal code of ethics governing its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and directors. We have not adopted a code of ethics because we have limited operations. Our Board of Directors will address this issue in the future to determine the adoption of a code of ethics. In the meantime, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

Corporate Governance

Director Independence

We have not adopted standards for director independence, but in making a determination on director independence under the standards for independence set forth by the NASDAQ Marketplace rules, we determined that as of our September 30, 2008 fiscal year end, our Board of Directors consisted of two independent and four non-independent directors. As of September 30, 2009, our Board of Directors consisted of four independent and four non-independent directors. The directors of our Company are as follows:

As at September 30, 2008
Name	Year When Appointed, Elected or Re-Elected as Director

Dr. Horst A. Schmid	2004	Non-independent director
Mr. Donald E. H. Jones	2005	Independent director
Mr. David Roff	2006	Non-independent director
Mr. Cyrus Spaulding	2005	Non-independent director
Mr. Curtis James Sparrow	2005	Non-independent director
Mr. Malik Youyou	2008	Independent director

As at September 30, 2009
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

Board Meetings, Committees and Annual Meeting Attendance

In the September 30, 2008 fiscal year our Board of Directors had six meetings or written resolutions. Each director of our Company attended at least 75% of all meetings held by the Board of Directors. We did not have an annual stockholders meeting for the fiscal years ended September 30, 2008 or September 30, 2007.

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

Audit Committee

We are currently reviewing our audit committee to ensure its director independence and its charter; therefore we do not have an active independent audit committee at this time. Our management along with our independent third party chartered accounting firm, Collins Barrow, performed all work relating to the preparation of the audit of our financial statements for the 2008 fiscal year.

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

Shareholder Communications

We currently do not have a process for stockholders to send communications to our Board of Directors, however all shareholder communications received by us are forwarded to the Chairman of the Board. Our Board of Directors will address this issue in the future to determine a process for stockholders to communicate directly with the Board of Directors of our Company. We did not have an annual stockholders meeting for the fiscal years ended September 30, 2008 or September 30, 2007.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides information about the compensation paid to, earned or received during the last two fiscal years ended September 30, 2008 and September 30, 2007 the executive officers listed below (the “Named Executive Officers”).

Executive Compensation Summary

Name and Principal Position	Fiscal Year Sept. 30	Salary $Cdn (1)(2)		Bonus $	Stock Awards $	Option Awards $ (If approved by the shareholders) (22)		Non-Equity Incentive Plan Compen- sation $	Non- qualified Deferred Compen- sation Earnings $	All Other Compen- sation $		Total $US

Dr. Horst A. Schmid (3)	2008	$150,000	(4)	$–	$–	$3,730	(5)	$–	$–	$6,000	(6)	$151,255	(1)
President and	2007	150,000	()	–	–	38,394	(5)	–	–	16,000	(6)	204,949	(2)
Chief Executive Officer

Mr. Curtis James Sparrow (7)	2008	$180,000	(8)	$–	$–	$3,730	(9)	$–	$–	$3,000	(10)	$176,560	(1)
Chief Financial Officer	2007	180,000	(8)	–	–	38,394	(9)	–	–	8,000	(10)	227,060	(2)

Mr. Cyrus Spaulding (11)	2008	$–	(12)	$–	$–	$7,862	(13)	$–	$–	$2,500	(14)	$10,362	(1)
Chief Operating Officer	2007	121,420	(12)	–	–	54,283	(13)	–	–	7,000	(14)	183,152	(2)

Mr. David Roff (15)	2008	$172,000	(16)	$–	$–	$20,828	(17)	$–	$–	$3,000	(18)	$186,110	(1)
Consultant	2007	96,000	(16)	–	–	75,334	(17)	–	–	8,000	(18)	179,689	(2)

Mr. Edward Howard (19)	2008	$219,637	(20)	$–	$–	$56,120	(21)	$–	$–	$–		$263,348	(1)
Geologist	2007	6,638	(20)	–	–	–		–	–	–		6,663	(2)

(1) Cdn to US dollar conversion is based on the exchange rate of $0.9435 at the end of the 2008 fiscal year.

(2) Cdn to US dollar conversion is based on the exchange rate of $1.0037 at the end of the 2007 fiscal year

(3) Dr. Horst A. Schmid has served our Company as director and Chairman of the Board since February 6, 2004 to present. From June 29, 2005 to present he has been the President and Chief Executive Officer of our Company.

(4) Portwest Investments Ltd., a company owned 100% by Dr. Horst A. Schmid, provided services as Chief Executive Officer and President to our Company and was paid Cdn $150,000 for the 2008 fiscal year and Cdn $150,000 for the 2007 fiscal year.

(5) On November 28, 2005, our Company granted Dr. Horst A. Schmid options to purchase 375,000 shares of our common stock on becoming a director of our Company, at an exercise price of $0.71 per share, of which 175,000 vested immediately upon grant and another 100,000 vested on February 6, 2006 and another 100,000 vested on February 6, 2007. Based on the Black-Scholes valuation method Dr. Schmid’s estimated amortized value vested in 2008 and 2007 was $0 and $8,062, respectively. In addition to Dr. Schmid’s director’s options, Portwest Investments Ltd., a company owned 100% by Dr. Schmid, was granted options to purchase 390,000 shares of our common stock for providing consulting services as President and Chief Executive Officer of our Company, of which 130,000 vested on July 1, 2006, another 130,000 vested on July 1, 2007 and another 130,000 vested on July 1, 2008. Based on the Black-Scholes valuation method Portwest Investment Ltd.’s estimated amortized value vested in 2008 and 2007 was $3,730 and $30,332, respectively.

(6) Dr. Horst A. Schmid was paid $6,000 for the fiscal year 2008 and $16,000 for the fiscal year 2007, for director’s fees for his services on the Board of Directors as Chairman of the Board of our Company.

(7) Mr. Curtis James Sparrow served as Director of our Company from February 6, 2004 until June 29, 2005. On July 1, 2005, Mr. Sparrow accepted a reappointment back to the Board of Directors. From February 9, 2004 to present Mr. Sparrow has been the Chief Financial Officer, Corporate Secretary and Treasurer of our Company.

(8) Concorde Consulting, a company owned 100% by Mr. Curtis James Sparrow, provided services as Chief Financial Officer to our Company and was paid Cdn $180,000 for the 2008 fiscal year and Cdn $180,000 for the 2007 fiscal year.

(9) On November 28, 2005, our Company granted Mr. Curtis James Sparrow options to purchase 375,000 shares of our common stock on becoming a director of our Company, at an exercise price of $0.71 per share, of which 175,000 vested immediately upon grant and another 100,000 vested on February 6, 2006 and another 100,000 vested on February 6, 2007. Based on the Black-Scholes valuation method Mr. Sparrow’s estimated amortized value vested in 2008 and 2007 was $0 and $8,062, respectively. In addition to Mr. Sparrow’s director’s options, Concorde Consulting, a company owned 100% by Mr. Sparrow, was granted options to purchase 390,000 shares of our common stock for providing consulting services as Chief Financial Officer of our Company, of which 130,000 vested on July 1, 2006, another 130,000 vested on July 1, 2007 and another 130,000 vested on July 1, 2008. Based on the Black-Scholes valuation method Concorde Consulting’s estimated amortized value vested in 2008 and 2007 was $3,730 and $30,332, respectively.

(10) Mr. Curtis James Sparrow was paid $3,000 for the fiscal year 2008 and $8,000 for the fiscal year 2007 for director’s fees for his services on the Board of Directors as director of our Company.

(11) Mr. Cyrus Spaulding has served our Company as director since June 29, 2005 to present. Mr. Spaulding also served as Chief Operating Officer of our Company from September 1, 2005 until September 21, 2007.

(12) Trebax Projects Ltd., a company owned 100% by Mr. Cyrus Spaulding, was paid Cdn $0 and Cdn $121,420 for providing services as Chief Operating Officer to our Company for the 2008 and 2007 fiscal years, respectively. Trebax Projects Ltd. terminated its contract as of September 21, 2007.

(13) On November 28, 2005, our Company granted Mr. Cyrus Spaulding options to purchase 375,000 shares of our common stock, on becoming a director of our Company, at an exercise price of $0.71 per share, of which 75,000 vested immediately upon grant and another 100,000 vested on June 29, 2006, another 100,000 vested on June 29, 2007 and another 100,000 vested on June 29, 2008. Based on the Black-Scholes valuation method Mr. Spaulding’s estimated amortized value vested in 2008 and 2007 was $7,862 and $23,305, respectively. In addition to Mr. Spaulding’s director’s options, Trebax Projects Ltd., a company owned 100% by Mr. Cyrus Spaulding, was granted options to purchase 390,000 shares of our common stock for providing consulting services as Chief Operating Officer of our Company, of which 130,000 vested on September 1, 2006, another 130,000 vested on September 1, 2007 and another 130,000 would have vested on September 1, 2008 but Trebax Projects Ltd. terminated its contract as of September 21, 2007. Based on the Black-Scholes valuation method Trebax Projects Ltd.’s estimated amortized value vested in 2008 and 2007 was $0 and $30,978, respectively.

 (14) Mr. Cyrus Spaulding was paid $2,500 for the fiscal year 2008 and $7,000 for the fiscal year 2007 for director’s fees for his services on the Board of Directors as director of our Company.

(15) Mr. David Roff was the former President and sole director of our Company from September 10, 2003 until February 6, 2004. Mr. Roff was reappointed as a director of our Company on April 3, 2006. Brave Consulting Corporation, a company 50% owned by Mr. David Roff, has been a consultant to our Company since July 15, 2005 to April 1, 2009. Brave Consulting Corporation, a private corporation 50% owned by Mr. Roff and the other 50% is owned by a non-related third party.

(16) Brave Consulting Corporation, a company owned 50% by Mr. David Roff, and the other 50% is owned by a non-related party, was paid Cdn $172,000 and Cdn $96,000 for providing consulting services to our Company for the 2008 and 2007 fiscal years, respectively.

(17) On October 25, 2006, our Company granted Mr. David Roff options to purchase 375,000 shares of our common stock, on becoming a director of our Company, at an exercise price of $0.71 per share, of which 75,000 vested immediately and another 100,000 vested on April 6, 2007, another 100,000 vested on April 6, 2009 and another 100,000 vested on April 6, 2009. Based on the Black-Scholes valuation method Mr. Roff’s estimated amortized value vested in 2008 and 2007 was $20,828 and $75,334, respectively. Mr. Roff has not exercised any of his stock options.

(18) Mr. David Roff was paid $3,000 for the fiscal year 2008 and $8,000 for the fiscal year 2007 for director’s fees for his services on the Board of Directors as director of our Company.

(19) On October 1, 2007, we entered into a Consulting Agreement, effective September 20, 2007, with R.N. Dell Energy Ltd. whose primary consultant is Mr. Edward A. Howard, to assist us in the further exploitation and development of our Sawn Lake project. Under the terms of the Consulting Agreement, R.N. Dell Energy Ltd. will be paid $17,700 Cdn per month.

(20) R.N. Dell Energy, a company 100% owned by Mr. Edward Howard, was paid Cdn $219,637 and Cdn $6,638 for providing consulting services to our Company for the 2008 and 2007 fiscal years, respectively.

(21) On September 20, 2007, the Company granted R.N. Dell Energy Ltd., a corporation providing consulting services to the Company or its subsidiary, options to purchase 240,000 shares of common stock at an exercise price of $0.47 per share, vesting at a rate of 20,000 per month commencing October 31, 2007. Each option will be exercisable for five years from the date of its issuance. Based on the Black-Scholes valuation method R.N. Dell Energy Ltd.’s estimated amortized value vested in 2008 was $56,120. R.N. Dell Energy Ltd. has not exercised any of his stock options.

(22) No option granted under the Stock Option Plan may be exercised until the Stock Option Plan has been approved and ratified by the holders of a majority of the voting stock of our Company at a shareholders' meeting or by a properly executed consent resolution of said majority shareholders. These estimated valuations include the value of the options back until each executive officer first became a director. No named director or executive officer, or contractor has exercised any of his/its stock options because the Stock Option Plan has not yet been ratified by our Company’s shareholders.

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

3.
Trebax Projects Ltd., a company 100% owned by Mr. Cyrus Spaulding for providing services as Chief Operating Officer for Cdn $130 per hour. On September 21, 2007, Trebax Projects Ltd. terminated its contract.

On November 28, 2005, the Board of Directors of our Company granted 390,000 options to acquire common shares to the above corporations providing consulting services to our Company.

Outstanding Equity Awards Granted to Executive Officers at September 30, 2008

	Options Awards (1)(If approved by the shareholders)					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Portwest Investments Ltd. (2)	390,000	–	–	$0.71	11/28/2010	–	–	–	–
Concorde Consulting (3)	390,000	–	–	$0.71	11/28/2010	–	–	–	–
Trebax Projects Ltd. (4)	260,000	–	–	$0.71	11/28/2010	–	–	–	–

 (1) No option granted under the Stock Option Plan may be exercised until the Stock Option Plan has been approved and ratified by the holders of a majority of the voting stock of our Company at a shareholders' meeting or by a properly executed consent resolution of said majority shareholders. As of the date of this report no executive officer or contractor has exercised his or its stock options.

(2) Portwest Investments Ltd., a company owned 100% by Dr. Horst A. Schmid, was granted options to purchase 390,000 shares of common stock for providing consulting services as President and Chief Executive Officer of our Company, and as of July 1, 2008 all of Portwest Investment Ltd’s options to purchase common stock of our Company are fully vested.. See the Executive Compensation table for more disclosure.

(3) Concorde Consulting, a company owned 100% by Mr. Curtis James Sparrow, was granted options to purchase 390,000 shares of common stock for providing consulting services as Chief Financial Officer of our Company, and as of July 1, 2008, all of Concorde Consulting’s options to purchase common stock of our Company are fully vested. See the Executive Compensation table for more disclosure.

(4) Trebax Projects Ltd., a company owned 100% by Mr. Cyrus Spaulding, was granted options to purchase 390,000 shares of common stock for providing consulting services as Chief Operating Officer of our Company , and as of September 1, 2007, 260,000 options to purchase common stock of our Company are fully vested, another 130,000 would have vested on September 1, 2008 but Trebax Projects Ltd. terminated its contract as of September 21, 2007. See the Executive Compensation table for more disclosure.

Compensation Arrangement for Contractors

1.
Brave Consulting, a company 50% owned by Mr. David Roff, for providing consulting services to our Company for Cdn $8,000 per month. As of August 2007 the amount has increased to $12,000 per month. This contract ended on  April 1, 2009.

2.
R.N. Dell Energy Ltd., a company 100% owned by Mr. Edward Howard has been contracted to provide geological services to our Company for Cdn $17,700 per month. On September 28, 2007, under the terms of the Consulting Agreement, our Board of Directors granted options to the Contractor to acquire 240,000 common shares of our Company at the exercise price of $0.47 per common share (being the closing price as of the day before the effective date) which shall be vested at a rate of 20,000 common shares per month commencing October 31, 2007, so long as the Contractor continues to provide consulting services on such vesting dates. Each option will be exercisable for five years from the date of its issuance.

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

For the year ended September 30, 2008, the Company recorded $111,815 of compensation expense based on its use of the Black-Scholes model to estimate the grant-date fair value of these unit option awards. No options were eligible to be exercised during the year ended September 30, 2008, therefore, the intrinsic value of all of the options vested during 2008 is nil. As of September 30, 2008, there was a total of $5,802 of unrecognised compensation cost related to the non-vested portion of these unit option awards. At September 30, 2008, this cost was expected to recognize over a weighted-average period of 0.51 years. Compensation expense is based upon straight-line amortization of the grant-date fair value over the vesting period of the underlying unit option. Since the Company is a relatively new public company and has minimal trading history, it has used an estimated volatility of approximately 138% for 2008 based on the trading history available. As of September 30, 2009, no stock options have been exercised by a director.

Director Compensation at September 30, 2008

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards (If approved by the shareholders) ($)(1)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Dr. Horst A. Schmid	Disclosed in the Executive Compensation Summary under Item 11.
Mr. Donald E. H. Jones (2)	$3,000	(3)	–	$7,862	(4)	–	–	–	$10,862
Mr. David Roff	Disclosed in the Executive Compensation Summary under Item 11.
Mr. Curtis James Sparrow	Disclosed in the Executive Compensation Summary under Item 11.
Mr. Cyrus Spaulding	Disclosed in the Executive Compensation Summary under Item 11.
Mr. Malik Youyou (5)	–		–	–		–	–	–	–

 (1) No option granted under the Stock Option Plan may be exercised until the Stock Option Plan has been approved and ratified by the holders of a majority of the voting stock of our Company at a shareholders' meeting or by a properly executed consent resolution of said majority shareholders. These estimated valuations include the value of the options back until when each director first became a director.

(2) Mr. Donald E. H. Jones has served our Company as Director since June 29, 2005 to present.

(3) Mr. Donald E. H. Jones was paid $3,000 for director’s fees for his services on the Board of Directors as director of our Company for the 2008 fiscal year.

(4) On November 28, 2005, our Company granted Mr. Donald E. H. Jones options to purchase 375,000 shares of our common stock, on becoming a director of our Company, at an exercise price of $0.71 per share, and as of June 29, 2008, all 375,000 option shares to purchase common stock of our Company are fully vested. Based on the Black-Scholes valuation method Mr. Jones’ estimated amortized value vested in 2008 was $7,862. Mr. Jones has not exercised any of his stock options.

(5) Mr. Malik Youyou has served our Company as Director since August 20, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

As of September 30, 2008 with respect to shares of Deep Well common stock that may be issued under our existing equity compensation plan, see Item 5 “Equity Compensation Plan Information” of this report on Form 10-K.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the number and percentage of the beneficial ownership of shares of our Company’s outstanding common stock as of September 30, 2009 by each person or group known by us to be the beneficial owner of more than 5% and all of our directors and executive officers individually and as a group.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
As of September 30, 2009

Name and Address of Beneficial Owner	Title of Class	Number of Shares Beneficially Owned (1) (2)	Percentage of Class Beneficially Owned		Nature of Ownership

Malik Youyou Director Sadovnicheskeya nab 69 Moscow 115035, Russia	Common	75,776,883	52.90	% (3)	Direct

LB (Swiss) Private Bank Ltd. Boersenstrasse 16 Postfach Zurich CH-8022, Switzerland	Common	10,000,000	8.95	(4)	Direct

Dr. Horst A. Schmid Director and Chairman of the Board Suite 700, 10150 - 100 Street Edmonton, Alberta T5J 0P6 Canada	Common	2,715,000	2.52	% (5)	Direct and Indirect

Mr. Curtis James Sparrow Director, Chief Financial Officer, Corporate Secretary and Treasurer Suite 700, 10150 - 100 Street Edmonton, Alberta T5J 0P6 Canada	Common	765,000	*	(6)	Direct and Indirect

Mr. Cyrus Spaulding Director and Chief Operating Officer 416 Scenic View Bay Calgary, Alberta T3L 1Z4 Canada	Common	930,300	*	(7)	Direct and Indirect

Mr. Donald E. H. Jones Director Calle 113, Numero 7-21 Officina 706, Edificio Teleport, Torre A Bogota, Colombia	Common	505,000	*	(8)	Direct and Indirect

Mr. David Roff Director 27 Chicora Avenue Toronto, Ontario M5R 1W7 Canada	Common	454,886	*	(9)	Direct

Mr. Christian Demoyen (10) Director 81 Avenue Raymond Poincaré Paris 75116, France	Common	263,201	*		Direct

Mr. Donald W. Hryhor (11) Director P.O. Box 636 Station M Calgary, Alberta T2P 2J3 Canada	Common	–	–		–

All Officers and Directors as a Group	Common	81,310,270	55.78%		Indirect

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

(2) Based on 106,774,258 of our common shares issued and outstanding on September 30, 2009. For calculating the percentage of beneficial ownership separately for each person, his or her options, warrants or both that can be acquired within 60 days are included in both the numerator and the denominator. For the directors as a group, their collective options and warrants that can be acquired within 60 days are included in both the numerator and the denominator when calculating their group percentage ownership.

(3) Mr. Malik Youyou has served our Company as director from August 20, 2008 to present. As of September 30, 2009, Mr. Malik Youyou beneficially owns 75,776,883 shares of our common stock, 33,146,472 of which are held directly, 6,158,781 of which are held by Westline Enterprises Limited, a corporation 100% owned by Mr. Youyou, and 36,471,630 of which are issuable pursuant to presently exercisable warrants held by Mr. Youyou.  Assuming the issuance of 36,471,630 shares of our common stock, pursuant to the exercise of Mr. Youyou’s presently exercisable warrants, Mr. Youyou would beneficially own 52.9% of our Company’s outstanding common stock. As of the date of this report, Mr. Youyou has not exercised any warrants and without the exercise of Mr. Youyou’s warrants, Mr. Youyou has a 36.8% ownership of our issued and outstanding common stock.

(4) LB (Swiss) Private Bank Ltd.’s ownership is based solely on a private placement entered into with our Company on May 25, 2007. LB (Swiss) Private Bank Ltd. beneficially owns 10,000,000 shares of our common stock. In connection with the May 25, 2007 private placement, LB (Swiss) Private Bank Ltd., as principal, acquired 5,000,000 shares and warrants to purchase up to 5,000,000 shares of additional common stock of our Company. Assuming the issuance of 5,000,000 shares of our common stock pursuant to the exercise of LB (Swiss) Private Bank Ltd.’s presently exercisable warrants, LB (Swiss) Private Bank Ltd. would beneficially own 8.95% of our Company’s outstanding common stock. As of the date of this report, LB (Swiss) Private Bank Ltd. has not exercised any warrants and without the exercise of LB (Swiss) Private Bank Ltd.’s warrants, they have a 4.68% ownership of our issued and outstanding common stock. In addition to the 10,000,000 beneficial shares owned by LB (Swiss) Private Bank Ltd. an additional 7,115,276 shares are held of record by LB (Swiss) Private Bank Ltd., and it is not known by us whether LB (Swiss) Private Bank Ltd. is the beneficial owner of these additional shares.

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

(7) Mr. Cyrus Spaulding has served our Company as director from June 29, 2005 to present and Chief Operating Officer from September 1, 2005 to September 21, 2007. Mr. Spaulding directly owns 45,300 shares of our Company stock. Mr. Spaulding’s beneficial ownership consists of 250,000 common shares owned by his spouse. On November 28, 2005, Mr. Spaulding was granted options to purchase 375,000 shares of common stock on becoming a director of our Company, and as of June 29, 2008 all 375,000 options to purchase common stock of our Company are fully vested. Mr. Spaulding also has an indirect beneficial ownership, which consists of 390,000 stock options granted to Trebax Projects Ltd., a company owned 100% by Mr. Cyrus Spaulding, and as of September 1, 2007 260,000 of such options to purchase common stock of our Company are fully vested. Another 130,000 would have vested on September 1, 2008 but Trebax Projects Ltd. terminated its contract as of September 21, 2007. No option granted under the Stock Option Plan may be exercised until the Stock Option Plan has been approved and ratified by a majority of our shareholders. As of the date of this report, Mr. Spaulding has not exercised any of beneficially owned stock options.

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

As of April 30, 2009, and based solely on Mr. Malik Youyou’s filed Form 4s and Amended Schedule 13Ds, Mr. Youyou, a director of our Company, beneficially owns 75,776,883 shares of common stock and warrants for common stock of our Company of which 33,146,472 shares were directly acquired by Mr. Youyou through open market transactions and pursuant to three subscription agreements dated June 22, 2007, August 14, 2008 and October 31, 2008 for a total aggregate price of $15,000,000 for all three private placement transactions. Pursuant to these three private placements Mr. Youyou also received warrants to acquire 36,471,630 shares of our common stock. In addition, Mr. Youyou indirectly owns 6,158,781 shares of our common stock through Westline Enterprises Limited, a company of which Mr. Youyou is the sole shareholder. As of the date of this report on Form 10-K, Mr. Youyou has 36.8 percent of the issued and outstanding common stock of our Company. If Mr. Youyou were to exercise all of his warrants to acquire an additional 36,471,630 shares of our common stock, and if nobody else exercised their warrants, Mr. Youyou would have 52.9 percent of our issued and outstanding common stock. As of the date of this report Mr. Youyou has not exercised any of his warrants. Mr. Malik Youyou became a director of our Company on August 20, 2008.

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

As of April 30, 2009, and based solely on Mr. Malik Youyou’s filed Form 4s and Amended Schedule 13Ds, Mr. Youyou, a director of our Company since August 20, 2008, beneficially owns 75,776,883 shares of common stock and warrants for common stock of our Company of which 33,146,472 shares were directly acquired by Mr. Youyou through open market transactions and pursuant to three subscription agreements dated June 22, 2007, August 14, 2008 and October 31, 2008 for a total aggregate price of $15,000,000 for all three private placement transactions. Pursuant to these three private placements Mr. Youyou also received warrants to acquire 36,471,630 shares of our common stock. In addition, Mr. Youyou indirectly owns 6,158,781 shares of our common stock through Westline Enterprises Limited, a company of which Mr. Youyou is the sole shareholder. As of the date of this report on Form 10-K, Mr. Youyou has acquired 36.8 percent of our issued and outstanding common stock. If Mr. Youyou were to exercise all of his warrants to acquire an additional 36,471,630 shares of Deep Well’s common stock, and if nobody else exercised their warrants, Mr. Youyou would have 52.9 percent of our issued and outstanding common stock. As of the date of this report Mr. Youyou has not exercised any of his warrants.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

In the fiscal years ended September 30, 2008 and September 30, 2007, we paid, Collins Barrow, an independent third party, PCAOB registered, chartered accounting firm fees of Cdn $44,000 and Cdn $49,382, respectively, relating to the preparation of the annual consolidated financial statements which were audited by Madsen & Associates, CPA’s Inc.

The following table is a summary of the fees billed to us by Madsen & Associates, CPA’s Inc. for professional services for the fiscal years ended September 30, 2008 and September 30, 2007:

Fee Category	Fiscal 2008 Fees	Fiscal 2007 Fees

Audit Fees	$9,950	$9,200
Audit Related Fees	2,850	2,750
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total Fees	$12,800	$11,950

Audit Fees

Our board of directors appointed Madsen & Associates, CPA’s Inc. as independent auditors to audit our consolidated financial statements for the fiscal years ending September 30, 2008 and September 30, 2007. The aggregate fees billed by Madsen & Associates, CPA’s Inc. for the audit of our annual consolidated financial statements for the years ended September 30, 2008 and September 30, 2007 was $9,950 and $9,200, respectively.

Audit Related Fees

For the fiscal years ended September 30, 2008 and September 30, 2007, audit related fees billed by Madsen & Associates, CPA’s Inc. were for the review of the quarterly financial statements.

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

Financial Statements filed with this report on Form 10-K

The following listed financial statements and report of independent registered public accounting firm are filed as part of this Annual Report on Form 10-K (see “Item 8 - Consolidated Financial Statements” of this report on Form 10-K):

1.	Consolidated Balance Sheets for September 30, 2008 and 2007
2.	Consolidated Statements of Operations For the Years Ended September 30, 2008 and 2007 and 2006 and the Period September 10, 2003 (Inception of Exploration Stage) to September 30, 2008
3.	Consolidated Statements of Shareholders’ Equity For the Period September 10, 2003 (Inception of Exploration Stage) to September 30, 2008.
4.	Consolidated Statements of Cash Flows For the Years Ended September 30, 2008, 2007 and 2006 and the Period September 10,2003 (Inception of Exploration Stage) to September 30, 2008.
5.	Notes to the Consolidated Financial Statements.
6.	Madsen & Associates, CPA’s Inc.’s Report of Independent Registered Public Accounting Firm.

Financial Statement Schedules filed with this report on Form 10-K

None.

Exhibits

The following exhibits have been or are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit No.	Description
2.1	Liquidating Plan of Reorganization of Allied Devices Corporation, now known as Deep Well Oil & Gas, Inc., (incorporated by reference to exhibit 2.1 to our Form 10-K/A filed on January 28, 2004).
2.2
Order and Plan of Reorganization of the U.S. Bankruptcy Court in and for the Eastern District of New York, In re: Allied Devices Corporation, Chapter 11, Case No. 03-80962-511, dated September 10, 2003, (incorporated by reference to exhibit 2.2 to our Form 10-K/A filed on January 28, 2004).

3.1
Restated and Amended Articles of Incorporation filed with and accepted by the Secretary of State of Nevada on October 22, 2003, changing the name to “Deep Well Oil and Gas, Inc.” and otherwise implementing the Plan, (incorporated by reference to exhibit 3.1 to our Form 10-K/A filed on January 28, 2004).

3.2
Amended Articles of Incorporation filed with the State of Nevada on February 27, 2004, reflecting our two (2) shares for one (1) share forward stock split, (incorporated by reference to exhibit 3.1 to our Form 8-K filed on March 5, 2004).

3.3
Amended Articles of Incorporation filed with the State of Nevada on May 5, 2004, 2004, reflecting our three (3) shares for one (1) share forward stock split, (incorporated by reference to exhibit 3.2 to our Form 8-K filed on May 7, 2004).

3.4	Registrant’s By-laws, filed with Form 10-KSB on February 23, 2007, (incorporated by reference to exhibit 3.4 to our Form 10-KSB filed on February 23, 2007).
3.5	Registrant’s Amended and Restated By-laws, filed with Form 8-K on September 3, 2009, (incorporated by reference to exhibit 3.1 to our Form 8-K filed on September 3, 2009).
4.1
Form of Warrant issued pursuant to the Securities Purchase Agreement and Registration Rights Agreement dated March 10, 2005, (incorporated by reference to exhibit 4.3 to our Form 8-K filed on March 14, 2005).

4.2
Form of Warrant issued pursuant to the Subscription Agreement dated August 12, 2005 by and among our Company with three investors related to the Private Placement offering and Debt Settlement Agreement, (incorporated by reference to exhibit 4.3 to our Form 8-K filed on August 17, 2005).

4.3
Form of Warrant issued pursuant to the Subscription Agreement dated October 11, 2005 by and among our Company with three investors related to the Private Placement offering, (incorporated by reference to exhibit 4.2 to our Form 8-K filed on October 19, 2005).

4.4
Form of Warrant issued pursuant to the Subscription Agreement dated January 13, 2006 by and among our Company with three investors related to the Private Placement offering and Debt Settlement Agreement, (incorporated by reference to exhibit 4.2 to our Form 8-K filed on March 6, 2006).

4.5
Form of Warrant issued pursuant to the Subscription Agreement dated May 25, 2007 by and among our Company with one investor related to the Private Placement offering, (incorporated by reference to exhibit 4.2 to our Form 8-K filed on June 13, 2007).

4.6
Form of Warrant issued pursuant to the Subscription Agreement dated June 22, 2007 by and among our Company with one investor related to the Private Placement offering, (incorporated by reference to exhibit 4.2 to our Form 8-K filed on July 5, 2007).

4.7
Form of Special Warrant issued pursuant to the Subscription Agreement dated June 22, 2007 by and among our Company with one investor related to the Private Placement offering, (incorporated by reference to exhibit 4.3 to our Form 8-K filed on July 5, 2007).

4.8
Form of Warrant issued pursuant to the Subscription Agreement dated July 11, 2007 by and among our Company with two investor related to the Private Placement offering, (incorporated by reference to exhibit 4.1 to our Form 10-QSB filed on October 30, 2007).

4.9
Form of Special Warrant issued pursuant to the Subscription Agreement dated July 11, 2007 by and among our Company with two investor related to the Private Placement offering, (incorporated by reference to exhibit 4.2 to our Form 10-QSB filed on October 30, 2007).

4.10
Form of adjusted Warrant issued in September 2007 pursuant to the original Warrant dated March 10, 2005 by and among our Company with two investors related to the Securities Purchase Agreement and Registration Rights Agreement, (incorporated by reference to exhibit 4.3 to our Form 10-QSB filed on October 30, 2007).

4.11
Form of Warrant issued pursuant to the Subscription Agreement dated August 14, 2008 by and among our Company with one investor related to the Private Placement offering, (incorporated by reference to exhibit 4.2 to our Form 8-K filed on August 15, 2008).

4.12
Form of Fractional Warrant issued pursuant to the Subscription Agreement dated August 14, 2008 by and among our Company with one investor related to the Private Placement offering, (incorporated by reference to exhibit 4.3 to our Form 8-K filed on August 15, 2008).

4.13
Form of Fractional Warrant issued pursuant to the Subscription Agreement dated October 31, 2008 by and among our Company with one investor related to the Private Placement offering, (incorporated by reference to exhibit 4.2 to our Form 8-K filed on November 7, 2008).

4.14
Form of Fractional Warrant issued pursuant to the Subscription Agreement dated October 31, 2008 by and among our Company with one investor related to the Private Placement offering, (incorporated by reference to exhibit 4.3 to our Form 8-K filed on November 7, 2008).

10.1
Gross Overriding Royalty Agreement dated December 12, 2003 between Mikwec Energy Canada Limited (now known as Northern Alberta Oil Ltd.) and Nearshore Petroleum Corporation, (incorporated by reference to exhibit 10.2 to our Form 10-KSB filed on February 23, 2007).

10.2
Joint Operating Agreement dated April 26, 2004 between Mikwec Energy Canada Limited (now known as Northern Alberta Oil Ltd.) and Maxen Petroleum Inc. (now known as Pan Orient Energy Corp.), (incorporated by reference to exhibit 10.3 to our Form 10-KSB filed on February 23, 2007).

10.3
Exchange Agreement between our Company and Mikwec Energy Canada Limited (now known as Northern Alberta Oil Ltd.) dated as of July 8, 2004, (incorporated by reference to exhibit 10.1 to our Form 8-K filed on November 5, 2004).

10.4	Joint Operating Agreement dated December 9, 2004 between our Company and 1132559 Alberta Ltd., (incorporated by reference to exhibit 10.7 to our Form 10-KSB filed on February 23, 2007).
10.5
Farmout Agreement dated February 25, 2005 by and between the Deep Well Oil & Gas, Inc., Northern Alberta Oil Ltd., and Surge Global Energy, Inc., Surge Global Energy (Canada) Ltd. (now known as Andora Energy Corporation formerly known as Signet Energy, Inc.), (incorporated by reference to exhibit 10.8 to our Form 10-KSB filed on February 23, 2007).

10.6
Assumption of Liabilities and Indemnity Agreement dated February 28, 2005 by and between Deep Well Oil & Gas, Inc., Northern Alberta Oil Ltd. and Surge Global Energy (Canada) Ltd. (now known as Andora Energy Corporation formerly known as Signet Energy, Inc.), (incorporated by reference to exhibit 10.9 to our Form 10-KSB filed on February 23, 2007).

10.7
Termination Agreement dated February 28, 2005 by and between Nearshore Petroleum Corporation, Northern Alberta Oil Ltd. and Surge Global Energy (Canada) Ltd. (now known as Andora Energy Corporation formerly known as Signet Energy, Inc.), (incorporated by reference to exhibit 10.10 to our Form 10-KSB filed on February 23, 2007).

10.8
Farmout Amending Agreement dated March 3, 2005 by and between our Company, Deep Well Oil & Gas, Inc., Northern Alberta Oil Ltd., and Surge Global Energy, Inc., Signet Energy, Inc. (formerly known as Surge Global Energy (Canada) Ltd., now known as Andora Energy Corporation), (incorporated by reference to exhibit 10.11 to our Form 10-KSB filed on February 23, 2007).

10.9
Two Farmout Amending Agreements dated March 10, 2005 by and between our Company, Deep Well Oil & Gas, Inc., Northern Alberta Oil Ltd., and Surge Global Energy, Inc., Signet Energy, Inc. (formerly known as Surge Global Energy (Canada) Ltd., now known as Andora Energy Corporation), (incorporated by reference to exhibit 10.12 to our Form 10-KSB filed on February 23, 2007).

10.10	Form of Amending Agreement dated as of April 25, 2005, (incorporated by reference to exhibit 10.2 to our Form 8-K filed on June 10, 2005).
10.11	Form of Termination, Option and Put Agreement, (incorporated by reference to exhibit 10.3 to our Form 8-K filed on June 10, 2005).
10.12*	Consulting agreement by and between Northern and Portwest Investments Ltd., dated July 1, 2005, (incorporated by reference to exhibit 10.16 to our Form 10-KSB filed on February 23, 2007)
10.13*	Consulting agreement by and between Northern and Concorde Consulting, dated July 1, 2005, (incorporated by reference to exhibit 10.17 to our Form 10-KSB filed on February 23, 2007)
10.14
Farmout Amending Agreement dated July 14, 2005 by and between our Company, Deep Well Oil & Gas, Inc., Northern Alberta Oil Ltd., and Surge Global Energy, Inc., Signet Energy, Inc. (formerly known as Surge Global Energy (Canada) Ltd.), (incorporated by reference to exhibit 10.18 to our Form 10-KSB filed on February 23, 2007)

10.15
Form of Subscription Agreement dated August 12, 2005 by and among our Company with three investors related to the Private Placement offering, and Debt Settlement Agreement, (incorporated by reference to exhibit 4.2 and 4.3 to our Form 8-K filed on August 17, 2005

10.16	Consulting agreement by and between the Northern and Trebax Projects Ltd., effective September 1, 2005, (incorporated by reference to exhibit 10.20 to our Form 10-KSB filed on February 23, 2007).
10.17*
Form of Subscription Agreement dated October 11, 2005, by and among our Company with three investors related to the Private Placement offering, (incorporated by reference to exhibit 4.1 to our Form 8-K filed on October 19, 2005).

10.18
Farmout Amending Agreement dated November 15, 2005 by and between our Company, Deep Well Oil & Gas, Inc., Northern Alberta Oil Ltd., and Surge Global Energy, Inc., Signet Energy, Inc. (formerly known as Surge Global Energy (Canada) Ltd.), (incorporated by reference to exhibit 10.22 to our Form 10-KSB filed on February 23, 2007).

10.19
Farmout Acknowledgement Agreement dated November 15, 2005 by and between our Company, Deep Well Oil & Gas, Inc., Northern Alberta Oil Ltd., and Surge Global Energy, Inc., Signet Energy, Inc. (formerly known as Surge Global Energy (Canada) Ltd.), (incorporated by reference to exhibit 10.23 to our Form 10-KSB filed on February 23, 2007).

10.20	Deep Well Oil & Gas, Inc. Stock Option Plan (“The Plan”), effective November 28, 2005, (Form 8-K filed on March 3, 2006).
10.21*	Sample Stock Option Agreements with all Directors, (incorporated by reference to exhibit 10.25 to our Form 10-KSB filed on February 23, 2007).
10.22*	Sample Stock Option Agreements with all Contractors, (incorporated by reference to exhibit 10.26 to our Form 10-KSB filed on February 23, 2007).
10.23	Sample Indemnity Agreement with all Directors, (incorporated by reference to exhibit 10.27 to our Form 10-KSB filed on February 23, 2007).
10.24
Form of Subscription Agreement dated January 13, 2006 by and among our Company with three investors related to the Private Placement offering and Debt Settlement Agreement, (incorporated by reference to exhibit 4.1 to our Form 8-K filed on March 6, 2006).

10.25
Settlement Agreement & Release of All Claims, dated as of January 22, 2007, by and among our Company and Grey K Fund LP, Grey K Offshore Fund Ltd., Provident Premier Master Fund Ltd., Atlas Master Fund Ltd. and Gemini Master Fund, Ltd., (incorporated by reference to exhibit 10.1 to our Form 8-K filed on January 31, 2007).

10.26*	Form of Non-Qualified Stock Option Agreement issued to director on April 3, 2006, (incorporated by reference to exhibit 10.25 to our Form 10-KSB filed on February 23, 2007).
10.27	Form of Subscription Agreement dated May 25, 2007 by and among our Company with one investor, (incorporated by reference to exhibit 4.1 to our Form 8-K filed on June 13, 2007).
10.28	Form of Subscription Agreement dated June 22, 2007 by and among our Company with one investor, (incorporated by reference to exhibit 4.1 to our Form 8-K filed on July 5, 2007).
10.29	Form of Subscription Agreement dated July 11, 2007 by and among our Company with two investors, (incorporated by reference to exhibit 10.7 to our Form 10-QSB filed on October 30, 2007).
10.30	Order granted by the court dated September 7, 2007 between our Company and Star Capital Inc., (incorporated by reference to exhibit 10.33 to our Form 10-KSB filed on April 22, 2008).
10.31	Form of Agreement dated as of September 10, 2007 between our Company and Star Capital Inc., (incorporated by reference to exhibit 10.34 to our Form 10-KSB filed on April 22, 2008).

10.32	Form of Amending Agreement dated as of September 10, 2007, between our Company and Star Capital Inc., (incorporated by reference to exhibit 10.35 to our Form 10-KSB filed on April 22, 2008).
10.33	Consulting agreement by and between our Company and R.N. Dell Energy Ltd., effective September 20, 2007, (incorporated by reference to exhibit 10.8 to our Form 10-QSB filed on October 30, 2007).
10.34	Non-Qualified Stock Option Agreement issued to R.N. Dell Energy Ltd. effective September 20, 2007, (incorporated by reference to exhibit 10.9 to our Form 10-QSB filed on October 30, 2007).
10.35	Non-Qualified Stock Option Agreement issued to Employee, effective September 20, 2007,(incorporated by reference to exhibit 10.10 to our Form 10-QSB filed on October 30, 2007).
10.36	Consulting agreement by and between our Company and Picoplat Consulting Inc., effective October 15, 2007, (incorporated by reference to exhibit 10.39 to our Form 10-KSB filed on April 22, 2008).
10.37
Minutes of Settlement dated November 26, 2007 by and between Deep Well Oil & Gas, Inc. and its subsidiaries and 1350826 Alberta Ltd. and Andora Energy Corporation, (incorporated by reference to exhibit 10.1 to our Form 8-K filed on December 14, 2007).

10.38	Form of Subscription Agreement dated August 14, 2008 by and among our Company with one investor, (incorporated by reference to exhibit 4.1 to our Form 8-K filed on August 15, 2008).
10.39	Form of Subscription Agreement dated October 31, 2008 by and among our Company with one investor, (incorporated by reference to exhibit 4.4 to our Form 8-K filed on August 15, 2008).
10.40	Settlement Agreement effective September 1, 2009, by and among our Company and Tamm Oil & Gas Corp et al, (incorporated by reference to exhibit 10.1 to our Form 8-K filed on September 17, 2009).
21.1	Subsidiaries of Registrant, filed herewith.
31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a), filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), filed herewith.
32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, filed herewith.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, filed herewith.

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of  Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEEP WELL OIL & GAS, INC.

By	/s/ Horst A. Schmid
Dr. Horst A. Schmid
Chairman of the Board

Date	November 23, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Horst A. Schmid
Dr. Horst A. Schmid
Chief Executive Officer and President
(Principal Executive Officer)

Date	November 23, 2009

By	/s/ Curtis James Sparrow
Mr. Curtis James Sparrow
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date	November 23, 2009