Form 10-Q
period 2008-12-31
DEEP WELL OIL & GAS INC
filed 2009-11-27
CIK 869495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008

or

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

Number of shares of common stock outstanding as of October 31, 2009: 106,774,258

TABLE OF CONTENTS

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
(Unaudited)
Consolidated Balance Sheets
December 31, 2008 and September 30, 2008

	December 31,	September 30,
	2008	2008
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$7,619,124	$6,212,892
Accounts receivable	660,345	405,826
Prepaid expenses	552,227	206,830

Total Current Assets	8,831,696	6,825,548

Oil and gas properties (Note 3)	8,233,281	5,947,544
Equipment net of depreciation (Note 4)	366,301	42,584

TOTAL ASSETS	$17,431,278	$12,815,676

LIABILITIES
Current Liabilities
Accounts payable	$1,450,229	$937,967
Accounts payable – related parties (Note 5)	23,814	25,279

Total Current Liabilities	1,474,043	963,246

SHAREHOLDERS’ EQUITY
Common Stock: (Note 6)
Authorized: 300,000,000 shares at $0.001 par value
Issued and outstanding: 106,774,258 shares
(September 2008 –94,274,258 shares) (Note 6)	106,773	94,273
Additional paid in capital	24,740,846	19,750,461
Deficit (dated September 10, 2003)	(8,890,384)	(7,992,304)

Total Shareholders’ Equity	15,957,235	11,852,430

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$17,431,278	$12,815,676

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
(Unaudited)
Consolidated Statements of Operations
For the Three Months Ended December 31, 2008 and 2007 and the Period September 10, 2003 (Inception
of Exploration Stage) to December 31, 2008

	Three Months	Three Months	September 10,
	Ended	Ended	2003 to
	December 31,	December 31,	December 31,
	2008	2007	2008

Revenue	$–	$–	$–

Expenses
Administrative	900,527	515,214	8,228,859
Amortization	14,586	3,427	30,626
Share based compensation	2,885	32,703	920,225

Net Loss from operations	(917,998)	(551,344)	(9,179,710)

Other income and expenses
Interest income	16,696	23,415	182,919
Interest expense	–	–	(208,577)
Rental income	3,222	–	3,222
Forgiveness of loan payable	–	–	287,406
Settlement of debt	–	–	24,866
Loss on disposal of asset	–	–	(510)

Net loss and comprehensive loss	$(898,080)	$(527,929)	$(8,890,384)

Net Loss Per Common Share

Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Outstanding Shares – stated in 1,000’s
Basic and Diluted	96,363	83,636

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
(Unaudited)
Consolidated Statements of Shareholders’ Equity
For the Period September 10, 2003 (Inception of Exploration Stage) to December 31, 2008

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

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
(Unaudited)
Consolidated Statements of Shareholders’ Equity (Continued)
For the Period September 10, 2003 (Inception of Exploration Stage) to December 31, 2008

	Common Shares			Capital
			Additional	Stock
			Paid in	Subscriptions	Accumulated
	Shares	Amount	Capital	Received	Deficit	Total

Balance carried forward
at September 30, 2005	52,031,295	52,031	3,512,054	2,027,639	(1,838,303)	3,753,421

Issuance of common stock
Private placement October 11, 2005
- Shares	3,150,000	3,150	667,266	(250,000)	–	420,416
- Warrants (3,150,000)	–	–	553,584	–	–	553,584
Private placement January 13, 2006
- Shares	73,000	73	55,345	–	–	55,418
- Warrants (73,000) (Note 6)	–	–	46,402	–	–	46,402
Exercise option agreement
February 23, 2006
- Shares	4,707,750	4,708	640,277	(644,985)	–	–
Exercise option agreement
June 13, 2006
- Shares	2,867,250	2,867	389,960	(392,827)	–	–
Warrants exercised July 28, 2006	100,000	100	59,900	–	–	60,000
Warrants exercised September 11, 2006	50,000	50	29,950	–	–	30,000
Options granted for services	–	–	558,882	–	–	558,882

Net operating loss for the year ended
September 30, 2006	–	–	–	–	(1,922,282)	(1,922,282)

Balance at September 30, 2006	62,979,295	62,979	6,513,620	739,827	(3,760,585)	3,555,841

Settlement Agreement January 22, 2007
- Shares	1,600,000	1,600	433,950	–	–	435,550
Exercise option agreement April 4, 2007
- Shares	5,400,000	5,400	734,427	(739,827)	–	–
Private Placement May 25, 2007
- Shares	5,000,000	5,000	1,086,348	–	–	1,091,348
- Warrants (5,000,000) (Note 6)	–	–	758,652	–	–	758,652
Private Placement June 22, 2007
- Shares	8,333,333	8,333	2,731,300	–	–	2,739,633
- Warrants (8,333,333) (Note 6)	–	–	1,676,492	–	–	1,676,492
- Special warrants (1,000,000) (Note 6)	–	–	283,875	–	–	283,875
Private Placement July 11, 2007
- Shares	323,333	323	106,559	–	–	106,882
- Warrants (323,333) (Note 6)	–	–	66,397	–	–	66,397
- Special warrants (38,800) (Note 6)	–	–	11,021	–	–	11,021

Subtotal carried forward	83,635,961	83,635	14,402,641	–	(3,760,585)	10,725,691

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
(Unaudited)
Consolidated Statements of Shareholders’ Equity (Continued)
For the Period September 10, 2003 (Inception of Exploration Stage) to December 31, 2008

	Common Shares			Capital
			Additional	Stock
			Paid in	Subscriptions	Accumulated
	Shares	Amount	Capital	Received	Deficit	Total

Subtotal carried forward from
previous page	83,635,961	83,635	14,402,641	–	(3,760,585)	10,725,691

Warrant Exchange September 4, 2007
- Share value transferred from warrants	–	–	11,467	–	–	11,467
- Warrants cancelled (500,000)	–	–	(130,276)	–	–	(130,276)
- Warrants issued (625,000)	–	–	118,809	–	–	118,809
Warrant Exchange September 10, 2007
- Share value transferred from warrants	–	–	7,237	–	–	7,237
- Warrants cancelled (287,500)	–	–	(74,909)	–	–	(74,909)
- Warrants issued (359,375)	–	–	67,672	–	–	67,672
Options granted for services	–	–	246,643	–	–	246,643

Net operating loss for the year ended
September 30, 2007	–	–	–	–	(1,435,664)	(1,435,664)

Balance at September 30, 2007	83,635,961	83,635	14,649,284	–	(5,196,249)	9,536,670

August 12, 2008
- Warrants expired (560,946) (Note 6)	–	–	–	–	–	–
Private Placement August 14, 2008
- Shares	10,638,297	10,638	3,099,429	–	–	3,110,067
- Warrants (10,638,297) (Note 6)	–	–	1,619,827	–	–	1,619,827
- Special warrants (2,000,000) (Note 6)	–	–	270,106	–	–	270,106

Options granted for services	–	–	111,815	–	–	111,815

Net operating loss for the year ended
September 30, 2008	–	–	–	–	(2,796,055)	(2,796,055)

Balance at September 30, 2008	94,274,258	94,273	19,750,461	–	(7,992,304)	11,852,430

October 11, 2008
- Warrants expired (3,150,000) (Note 6)	–	–	–	–	–	–
Private Placement October 31, 2008
- Shares	12,500,000	12,500	3,247,870	–	–	3,260,370
- Warrants (12,500,000) (Note 6)	–	–	1,559,307	–	–	1,559,307
- Special warrants (2,000,000)(Note 6)	–	–	180,323	–	–	180,323

Options granted for services	–	–	2,885	–	–	2,885

Net operating loss for the period ended
December 31, 2008	–	–	–	–	(898,080)	(898,080)

Balance at December 31, 2008	106,774,258	$106,773	$24,740,846	$–	$(8,890,384)	$15,957,235

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
(Unaudited)
Consolidated Statements of Cash Flows
For the Three Months Ended December 31, 2008 and 2007 and the Period September 10, 2003 (Inception of Exploration Stage) to December 31, 2008

	Three Months	Three Months	September 10,
	Ended	Ended	2003 to
	December 31,	December 31,	December 31,
	2008	2007	2008

Cash Provided by (Used in):

Operating Activities
Net loss	$(898,080)	$(527,929)	$(8,890,384)
Items not affecting cash:
Stock based compensation	2,885	32,703	920,225
Bad debts	–	–	170,084
Amortization	14,586	3,427	30,626
Settlement of lawsuit	–	–	435,550
Forgiveness of loan payable	–	–	(287,406)
Commissions withheld from loans proceeds	–	–	121,000
Loss on disposal of asset	–	–	510
Net changes in non-cash working capital (Note 8)	(89,119)	(139,738)	87,958

	(969,728)	(631,537)	(7,411,837)
Investing Activities
Purchase of equipment	(338,303)	(43,644)	(397,168)
Purchase/development of oil and gas properties	(2,285,737)	–	(3,990,847)
Cash from acquisition of subsidiary	–	–	11,141
Return of costs from Farmout Agreement	–	–	961,426

	(2,624,040)	(43,644)	(3,415,448)
Financing Activities
Loan payable	–	–	275,852
Loan advance – related parties	–	–	(811,746)
Note payable repayment	–	–	(111,306)
Debenture advance (repayment)	–	–	(1,004,890)
Proceeds from issuance from common stock	5,000,000	–	19,219,499
Proceeds from debenture net of commissions	–	–	879,000

	5,000,000	–	18,446,409

Increase (decrease) in cash and cash equivalents	1,406,232	(675,181)	7,619,124

Cash and cash equivalents, beginning of period	6,212,892	5,244,162	–

Cash and cash equivalents, end of period	$7,619,124	$4,568,981	$7,619,124

Supplemental Cash Flow Information:
Interest expense	$–	$–

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
(Unaudited)
Notes to the Consolidated Financial Statements
December 31, 2008

1.           Nature of Business

Allied Devices Corporation (“Allied”) and its former subsidiaries were engaged in the manufacture and distribution of standard and custom precision mechanical assemblies and components throughout the United States.

On February 19, 2003, Allied filed a petition for bankruptcy in the United States Bankruptcy Court under Chapter 11 in the Eastern District of New York titled “Allied Devices Corporation, Case No. 03-80962-511.” The company emerged from bankruptcy pursuant to a Bankruptcy Court Order entered on September 10, 2003, with no remaining assets or liabilities and the Company’s name was changed from “Allied Devices Corporation” to Deep Well Oil & Gas, Inc.” (“Deep Well”).

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

These interim consolidated financial statements follow the same significant accounting policies and methods of application as the Company’s annual consolidated financial statements for the year ended September 30, 2008.

These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the information contained therein. However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended September 30, 2008.

2.           Summary of Significant Accounting Policies

Basis of Consolidation

These consolidated financial statements include the accounts of two wholly owned subsidiaries: (1) Northern Alberta Oil Ltd. (“Northern”) from the date of acquisition, being June 7, 2005, incorporated under the Business Corporations Act (Alberta), Canada; and (2) Deep Well Oil & Gas (Alberta) Ltd., incorporated under the Business Corporations Act (Alberta), Canada on September 15, 2005. All inter-company balances and transactions have been eliminated.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. Cash also consists of cash held in trust.

Property and Equipment

Property and equipment are stated at cost less accumulated amortization. Amortization expense is computed using the declining balance method over the estimated useful life of the asset. 50% of the amortization rate is taken in the year of acquisition. The following is a summary of the estimated useful life used in computing amortization expense:

Software	-	100%
Office furniture and equipment	-	20%
Computer equipment	-	55%
Portable work camp	-	30%
Vehicles	-	30%
Oilfield equipment	-	20%
Tanks	-	10%

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

Asset Retirement Obligations

The Company accounts for asset retirement obligations by recording the estimated future cost of the Company’s plugging and abandonment obligations. The asset retirement obligation is recorded when there is a legal obligation associated with the retirement of a tangible long-lived asset and the fair value of the liability can reasonably be estimated. Upon initial recognition of an asset retirement obligation, the Company increases the carrying amount of the long-lived asset by the same amount as the liability. Over time, the liabilities are accreted for the change in their present value through charges to oil and gas production and well operations costs. The initial capitalized costs are depleted over the useful lives of the related assets through charges to depreciation, depletion, and amortization. If the fair value of the estimated asset retirement obligation changes, an adjustment is recorded to both the asset retirement obligation and the asset retirement cost. Revisions in estimated liabilities can result from revisions of estimated inflation rates, escalating retirement costs, and changes in the estimated timing of settling asset retirement obligations. As at December 31, 2008, no asset retirement obligations exist.

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

Financial, Concentration and Credit Risk

The Company does not have any concentration or related financial credit risk as most of the Company’s funds are maintained in a financial institution which has its deposits fully guaranteed by the Government of Alberta and the accounts receivable are considered to be fully collectable.

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

Due to the uncertainty regarding the Company’s profitability, the future tax benefits of its losses have been fully reserved for and no net benefit has been recorded in the consolidated financial statements.

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

Financial Instruments

Fair Values

The fair values of the Company's cash and cash equivalents, accounts receivable, accounts payable, accounts payable - related parties approximate their carrying values due to the short-term nature of these financial instruments.

Environmental Requirements

At the report date, environmental requirements related to the mineral claims acquired are unknown and therefore an estimate of any future cost cannot be made.

Share-Based Compensation

The Company accounts for stock options granted to directors, officers, employees and non-employees using the fair value method of accounting. The fair value of stock options for directors, officers and employees are calculated at the date of grant and is expensed over the vesting period of the options on a straight-line basis. For non-employees, the fair value of the options is measured on the earlier of the date at which the counterparty performance is complete or the date at which the performance commitment is reached. The Company uses the Black-Scholes model to calculate the fair value of stock options issued, which requires certain assumptions to be made at the time the options are awarded, including the expected life of the option, the expected number of granted options that will vest and the expected future volatility of the stock. The Company reflects estimates of award forfeitures at the time of grant and revises in subsequent periods, if necessary; when forfeiture rates are expected to change.

Recently Adopted Accounting Standards

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. This statement became effective on November 15, 2008 following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of SFAS 162 has not had a material effect on the Company’s results of operations, financial position or cash flows.

In October 2008, the FASB issued Staff Position (“FSP”) No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS No. 157, “Fair Value Measurements” (SFAS 157”) and clarifies the application of SFAS 157 in a market that is not active. This FSP also provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application are accounted for as a change in accounting estimate according to SFAS No. 154 “Accounting Changes and Error Corrections”. The adoption of FSP 157-3 has not had a material effect on the Company’s results of operations, financial position or cash flows.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Accounting for Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value within generally accepted accounting principles, and expands required disclosure about fair value measurements. SFAS No. 157 does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-2, Effective Date of FASB Statement No.157, which delayed the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective October 1, 2009, the Company will adopt SFAS No. 157 except as it applies to those non-financial assets and non-financial liabilities as noted in FSP FAS No. 157-b. The Company is evaluating the effect that these new standards will have, if any, on the consolidated financial statements when adopted.

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

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used in preparing these consolidated financial statements.

Significant estimates by management include valuations of oil and gas properties including valuations of accounts receivable, useful lives of long-lived assets, asset retirement obligations, valuation of share-based compensation, and the realizability of future income taxes.

3.	Oil and Gas Properties

The Company has acquired interests in certain oil sands properties, most of which were subject to a farmout agreement entered into on February 25, 2005, (“Farmout Agreement”). These properties are located in North Central Alberta, Canada. The terms include certain commitments related to oil sands properties that require the payments of rents as long as the leases are non-producing. As of December 31, 2008, Northern’s net payments due in Canadian dollars under this commitment are as follows:

2009	$34,675
2010	$45,158
2011	$45,158
2012	$45,158
2013	$45,158
2014	$45,158
Subsequent	$224,358

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

The Company plans to meet the second of these conditions. As at December 31, 2008, six of these wells have been drilled.

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

This consists of comparing the carrying value of the asset with the asset’s expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions. Proven oil and gas properties are reviewed for impairment on a field-by-field basis. No impairment losses were recognized for the period ended December 31, 2008 (December 31, 2007 - $nil).

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
On November 26, 2007, the Company entered into a settlement agreement with Signet Energy Inc. (“Signet” a 100% owned subsidiary company of Andora Energy Corporation) and Andora Energy Corporation and resolved their differences and certain collateral matters. The settlement included but was not limited to:

a)	The Farmout Agreement dated February 25, 2005, and the Amended Farmout Agreement, being effectively terminated concurrently with the execution of the settlement;

b)	Signet being regarded as having earned a 40% working interest in a total of twelve sections;

c)	Signet transferring registered title to 57.5 unearned sections of the farmout lands, as defined in the Farmout Agreement, back to the Company;

d)	Signet having acknowledged that the Company is not responsible for any royalty assumed by the Company on behalf of Signet in the Farmout Agreement; and

e)	A joint discontinuance of the remaining minor litigation issues amongst all the parties.

As of November 19, 2008, the Company converted its Signet shares into 2,241,558 shares of Andora, which represents an equity interest in Andora of approximately 4.05%. Since these shares represent a beneficial ownership in additional Sawn Lake oil sands properties and were acquired as a result of a Farmout Agreement related to those properties, their value is included under oil and gas properties.

4.           Property and equipment

	December 31, 2008
		Accumulated	Net Book
	Cost	Amortization	Value

Computer equipment	$28,892	$10,024	$18,868
Office furniture and equipment	32,927	6,049	26,878
Software	5,826	3,944	1,882
Leasehold improvements	4,935	315	4,620
Portable work camp	170,580	6,397	164,183
Vehicles	38,077	1,428	36,649
Oilfield equipment	54,362	1,359	53,003
Tanks	60,980	762	60,218
	$396,579	$30,278	$366,301

	September 30, 2008
		Accumulated	Net Book
	Cost	Amortization	Value
Computer equipment	$24,160	$7,417	$16,743
Office furniture and equipment	26,695	4,799	21,896
Software	5,826	3,318	2,508
Leasehold improvements	1,597	160	1,437
	$58,278	$15,694	$42,584

5.           Significant Transactions With Related Parties

Accounts payable – related parties of $23,814 (as of September 30, 2008 - $25,279) result from fees payable to corporations owned by directors. The amount is unsecured, non-interest bearing, and has no fixed terms of repayment.

Officers, directors, their families, and their controlled entities have acquired 38.64% of the Company’s outstanding common capital stock. This percentage does not include unexercised warrants or stock options.

6.           Share Capital

On August 12, 2008, 560,946 warrants previously granted on August 12, 2005 expired.

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

On October 11, 2008, 3,150,000 warrants previously granted on October 11, 2005 expired.

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

The warrants outstanding as of December 31, 2008, were 42,891,138 (September 30, 2008 – 31,541,138) and are valued at $6,658,883 (September 30, 2008 - $5,472,837).

7.           Stock Options

On November 28, 2005, the Board of Directors (the “Board”) of Deep Well adopted the Deep Well Oil & Gas, Inc. Stock Option Plan (the “Plan”). The Plan has not yet been ratified by the shareholders, which it must be to become effective. The Plan, which will be administered by the Board, permits options to acquire shares of the Company’s common stock (the “Common Shares”) to be granted to directors, senior officers, and employees of the Company and its subsidiaries, as well as certain consultants and other persons providing services to the Company or its subsidiaries.

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

For the period ended December 31, 2008, the Company recorded $2,885 (December 31, 2007 - $32,703) of compensation expense based on its use of the Black-Scholes model to estimate the grant-date fair value of these unit option awards. No options were exercised during the period ended December 31, 2008, therefore, the intrinsic value of the options exercised during the period ended December 31, 2008 is nil. As of December 31, 2008, there was a total of $2,917 of unrecognized compensation cost related to the non-vested portion of these unit option awards. At December 31, 2008, this cost was expected to be recognized over a weighted-average period of 0.77 years. Compensation expense is based upon straight-line amortization of the grant-date fair value over the vesting period of the underlying unit option. Since the Company is a relatively new public company and has minimal trading history, it has used an estimated volatility of approximately 138% for the period ended December 31, 2008 based on the trading history available.

	Shares Underlying Options Outstanding			Shares Underlying Options Exercisable
Range of Exercise Prices	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price

$0.47 at December 31, 2008	276,000	3.72	$0.47	276,000	$0.47
$0.71 at December 31, 2008	3,102,500	2.02	0.71	3,002,500	0.71
	3,378,500	2.16	$0.69	3,278,500	$0.69

The aggregate intrinsic value of exercisable options as of December 31, 2008, was $nil (December 31, 2007 - $1,520).

The following is a summary of stock option activity as at December 31, 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Market Value

Balance, September 30, 2005	–	$–	$–
Options granted November 28, 2005	2,857,500	0.71	0.27

Balance, September 30, 2006	2,857,500	0.71	0.27
Options forfeited September 21, 2007	(130,000)	0.71	0.27
Options granted October 25, 2006	375,000	0.71	0.38
Options granted September 20, 2007	276,000	0.47	0.45

Balance, September 30, 2007	3,378,500	$0.69	$0.27

Balance, September 30, 2008	3,378,500	$0.69	$0.27

Balance, December 31, 2008	3,378,500	$0.69	$0.27

Exercisable, December 31, 2008	3,278,500	$0.69	$0.27

The following table summarizes the status of the Company’s non-vested stock options since October 1, 2005:

	Non-Vested Options
	Number of Shares	Weighted Average Exercise Price
Non-vested at October 1, 2005	–	$–
Granted	2,857,500	0.71
Vested	(1,377,500)	0.71

Non-vested at September 30, 2006	1,480,000	0.71
Forfeited	(130,000)	0.71
Granted	651,000	0.61
Vested	(1,025,000)	0.71

Non-vested at September 30, 2007	976,000	0.64

Vested	(874,000)	0.64

Non-vested at September 30, 2008	102,000	0.70

Vested	(2,000)	0.47

Non-vested at December 31, 2008	100,000	$0.71

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

8.	Changes in Non-Cash Working Capital

	Three Months Ended	Three Months Ended
	December 31, 2008	December 31, 2007

Accounts receivable	$(254,519)	$(28,863)
Prepaid expenses	(345,397)	(4,080)
Accounts payable	510,797	(106,795)

	$(89,119)	$(139,738)

9.	Commitments

Compensation to Directors

Since the acquisition of Northern Alberta Oil Ltd., the Company and Northern have entered into the following contracts with the following companies for the services of their officers:

1)	Portwest Investments Ltd., a company owned 100% by Dr. Horst A. Schmid, for providing services to the Company as Chief Executive Officer and president for $12,500 Cdn per month.

2)	Concorde Consulting, a company owned 100% by Mr. Curtis J. Sparrow, for providing services as Chief Financial Officer to the Company for $15,000 Cdn per month.

3)	Brave Consulting, a company 50% owned by Mr. David Roff, for providing consulting services to the Company for $12,000 per month. This contract ended on April 1, 2009.

Compensation to Contractor

R. N. Dell Energy Ltd. has been contracted to provide geological services to the Company for $17,700 Cdn per month.

Rental Agreement

On December 1, 2008, the Company signed an office lease agreement commencing January 1, 2009 and expiring on December 31, 2014. The annual payments are as follows:

2009	$28,688
2010	$38,250
2011	$42,502
2012	$42,502
2013	$42,502
2014	$10,626

10.	Legal Actions

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

On September 14, 2009 and effective September 1, 2009, Deep Well and Tamm, Garry Tighe, William Tighe, Sean Dickenson, John Muzzin, guido Hilekes, Peter Schriber, Olaf Herr, Arthur Sulzer, LB (Swiss) Private Bank, Ltd. and Rahn & Bodmer Co. (collectively, the “TAMM Parties”) entered into a full settlement and release with all of the defendants in Deep Well Oil & Gas, Inc. v. Tamm Oil & Gas Corp., et. al. (D. Nev., Case No. 3:08-cv-00173-ECR-RAM) in the United Sates District Court, District of Nevada. The settlement provides that the Company will be granted an option (the “Option”) to purchase Tamm’s interest in the Royalty Agreement between Mikwec Energy Canada, Ltd. and Nearshore Petroleum Corporation, dated December 12, 2003 (hereinafter the “Royalty Agreement”). The option price shall be determined by an independent appraisal of the fair market value of Tamm’s interest in the Royalty Agreement, and shall reflect a $400,000 reduction from the determined fair market value. Further, if the Company decides to exercise this Option they can pay for part of the Option by way of a promissory note, the terms of which will be determined. The settlement also provides that for the term of the promissory note Tamm may designate a director to the Company’s board of directors, and that Tamm’s designee shall thereafter be included on the Company’s slate of director nominees for any stockholder election of directors, until such time as the Company repays the debt it owes on the promissory note related to the Option. A Stipulated Judgment of Dismissal of the case was filed on September 15, 2009 and entered by the court on the same day.

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

This lawsuit has been stayed pending the outcome of the other litigation by the Plaintiff against some of the above defendants other than Deep Well and Northern. The Company believes the claims are without merit and will vigorously defend against them. As at December 31, 2008, no contingent liability has been recorded, as a successful outcome for the Plaintiff is unlikely.

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

Deep Well plans to vigorously defend itself against the Plaintiff's claims. As at December 31, 2008, no contingent liability has been recorded, as a successful outcome for the Plaintiff is unlikely.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our Company’s consolidated financial statements and related notes. For the purpose of this discussion, unless the context indicates another meaning, the terms: “Company”, “we”, “us” and “our” refer to Deep Well Oil & Gas, Inc. and its subsidiaries. This discussion includes forward-looking statements that reflect our current views with respect to future events and financial performance that involve risks and uncertainties. Our actual results, performance or achievements could differ materially from those anticipated in the forward-looking statements as a result of certain factors including risks discussed in Management’s Discussion and Analysis of Financial Condition or Results of Operations – “Forward-Looking Statements” below and elsewhere in this report, and under the heading “Risk Factors” and “Environmental Laws and Regulations” disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008, filed with the Securities and Exchange Commission on November 24, 2009.

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

Results of Operations for the Three Months Ended December 31, 2008

Our Company is an exploration stage company and as such does not have commercial production at any of its properties and, accordingly, it currently does not generate cash from operations. Since the inception of our current business plan, our operations have consisted primarily of various exploration and start-up activities relating to our properties, which included acquiring lease holdings by acquisitions and public offerings, seeking institutional investors, locating joint venture partners, acquiring and analyzing seismic data, engaging various firms to comply with leasehold conditions and environmental regulations as well as project management, and developing our long term business strategies. For the three months ended December 31, 2008, and for the comparable period, we generated no revenues from operations.

	Three Months Ended	Three Months Ended	September 10, 2003 to
	December 31, 2008	December 31, 2007	December 31, 2008

Revenue	$–	$–	$–

Expenses
Administrative	$900,527	$515,214	$8,228,859
Amortization	14,586	3,427	30,626
Share Based Compensation	2,885	32,703	920,225

Net Loss from Operations	(917,998)	(551,344)	(9,179,710)

Other Income and Expenses
Interest Income	16,696	23,415	182,919
Interest Expense	–	–	(208,577)
Rental Income	3,222	–	3,222
Forgiveness of loan payable	–	–	287,406
Settlement of Debt	–	–	24,866
Loss on disposal of asset	–	–	(510)

Net Loss and Comprehensive Loss	$(898,080)	$(527,929)	$(8,890,384)

Our net loss and comprehensive loss for the three months ended December 31, 2008, was $898,080 compared to a net loss and comprehensive loss of $527,929 for the three months ended December 31, 2007. This difference was due primarily to an increase of $385,313 in general and administrative costs related to start up operation expenses incurred to prepare our six well sites for the 2008/2009 winter drilling program.

For the three months ended December 31, 2008, interest income from term deposits decreased by $6,719, compared to the three months ended December 31, 2007.

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

Deep Well, through its subsidiaries Northern Alberta Oil Ltd., which we refer to as “Northern”, and Deep Well Oil & Gas (Alberta) Ltd., currently have a 100% working interest in 15 sections of Petroleum and Natural Gas licenses (“P&NG”) in the Peace River area of Alberta, Canada, an 80% working interest in 56 contiguous sections of oil sands development leases, and a 40% working interest in an additional 12 contiguous sections of oil sands development leases in the Peace River oil sands area of Alberta, Canada. Our P&NG licenses and oil sands development leases cover 52,505 gross acres (21,248 gross hectares).

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

Liquidity and Capital Resources

As of December 31, 2008, our Company’s total assets were $17,431,278 compared to $9,253,055 as of December 31, 2007. The increase in our total assets was due to cash received from the sale of securities. Our total liabilities as of December 31, 2008, were $1,474,043 compared with $211,611 as of December 31, 2007. The increase in our total liabilities was due primarily to start up operation expenses incurred to prepare our six well sites for the 2008/2009 winter drilling program.

Our working capital (current liabilities subtracted from current assets) is as follows.

	Three Months	Three Months
	Ended	Ended	Year Ending
	December 31, 2008	December 31, 2007	September 30, 2008

Current Assets	$8,831,696	$4,855,449	$6,825,548
Current Liabilities	1,474,043	211,611	963,246
Working Capital	$7,357,653	$4,643,838	$5,862,302

At December 31, 2008, our Company had working capital of $7,357,653 compared to our working capital of $4,643,838 at December 31, 2007. Our working capital increase was due primarily to the increase in cash received from the sale of our securities. Currently we have no long-term debt and our estimated working capital surplus, as of June 30, 2009, is approximately $1.6 million.

Our cash and cash equivalents for the period ending December 31, 2008, was $7,619,124 compared to $4,568,981 for the comparable period ending December 31, 2007. Our Company has raised sufficient funds to conduct our operations during the fiscal years 2005, 2006, 2007, 2008, and 2009. From March 10, 2005 till now, we have financed our business operations through a loan, fees derived from the farmout of some of our lands, private offerings of our common stock, and the exercise of certain warrants, realizing gross proceeds of approximately $19.6 million. In these offerings, we sold units comprised of common stock and warrants to purchase additional common stock, and as a result of these offerings, we currently have an aggregate of 42,818,138 warrants outstanding with exercise prices ranging from $0.40 to $1.20. If all of these warrants are exercised we may realize aggregate proceeds of approximately $30.9 million. However, the warrant holders have complete discretion as to when or if the warrants are exercised before they expire and we cannot guarantee that the warrant holders will exercise any of the warrants.

For our long-term operations we anticipate that, among other alternatives, we may raise funds during the next twenty-four months through sales of our common stock. We also note that if we issue more shares of our common stock, our stockholders may experience dilution in the percentage of their ownership of common stock. We may not be able to raise sufficient funding from stock sales for long-term operations and if so, we may be forced to delay our business plans until adequate funding is obtained. We believe debt financing will not be an alternative for funding our Company, as we are an exploration stage Company and due to the risky nature of our business.

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
•
the additional risks and uncertainties, many of which are beyond our control, referred to elsewhere in this Form 10-Q, in our Form 10-K for the fiscal year ended September 30, 2008, and in our other SEC filings.

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

ITEM 4.                 CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of our fiscal quarter ended December 31, 2008, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as amended, was carried out under the supervision and with the participation of our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that as of the end of that quarter, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended December 31, 2008, there were changes and improvements in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the fiscal quarter ended December 31, 2008, we continued to implement our formalization and centralization of our accounts payable functions and multi-currency accounting software.

PART II. OTHER INFORMATION

ITEM 1.                 LEGAL PROCEEDINGS

There have been no new material developments in our litigation proceedings from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008, filed with the Securities and Exchange Commission on November 24, 2009.

ITEM 1A.              RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Form 10-K for the fiscal year ended September 30, 2008, filed with the Securities and Exchange Commission on November 24, 2009.

ITEM 2.                 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                 DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                 OTHER INFORMATION

(a)            Information Required To Be Disclosed In A Report On Form 8-K, But Not Reported

Deep Well reported all information that was required to be disclosed during the period covered by this Form 10-Q in a subsequent report on Form 10-KSB, Form 10-K, Form 10-QSB or Form 10-Q. Subsequent events not reported on Form 8-K during the period covered by this Form 10-Q but reported in a subsequent report on Form 10-KSB or Form 10-K are as follows:

On October 21, 2008, the District Court of Clark County, Nevada, filed an Order of Dismissal without Prejudice, upon its own motion dismissing the complaint. On October 23, 2006, Menno Wiebe and Jacobean Resources International served Deep Well, Doe individuals and Roe Corporations with a complaint and summons filed in the United States of America, District Court of Clark County, Nevada. The complaint alleged a breach of contract in which the Plaintiffs were seeking monetary damages in excess of $10,000 plus an order directing Defendants to issue 56,500 shares of Deep Well stock to Plaintiffs. Mr. Menno Wiebe served as Director and Chief Operating Officer of Deep Well from July 6, 2004 until June 29, 2005. Mr. Wiebe claimed he was the Chief Operating Officer until October 2005. This case has been dismissed without prejudice.

On November 19, 2008, we entered into an arrangement whereby our subsidiaries, Deep Well Alberta and Northern, exchanged their 755,000 and 6,795,000 common shares of Signet Energy Inc., respectively, for 224,156 and 2,017,402 common shares of Andora Energy Corporation, respectively.

On December 1, 2008, we moved our corporate office and entered into a 5-year office lease agreement with Melcor Developments Ltd. commencing January 1, 2009 and expiring on December 31, 2014. Under the terms of the lease agreement basic monthly rent of the lease for the first and second years is $3,187.50 and for the remaining three years it is $3,541.87 per month. Under this lease agreement we have the option to renew the term for one additional term of 5 years upon giving Melcor Developments Ltd. not more than twelve months and not less than nine months written notice prior to December 31, 2014.

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

DEEP WELL OIL & GAS, INC.

By	/s/ Horst A. Schmid
Dr. Horst A. Schmid
Chief Executive Officer and President
(Principal Executive Officer)

Date	November 26, 2009

By	/s/ Curtis James Sparrow
Mr. Curtis James Sparrow
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date	November 26, 2009