Form 10-Q
period 2009-03-31
DEEP WELL OIL & GAS INC
filed 2009-12-07
CIK 869495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares of common stock outstanding as of November 30, 2009:  106,774,258

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
(Unaudited)
Consolidated Balance Sheets
March 31, 2009 and September 30, 2008

	March 31,	September 30,
	2009	2008
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$2,864,913	$6,212,892
Accounts receivable	882,073	405,826
Prepaid expenses	248,364	206,830

Total Current Assets	3,995,350	6,825,548

Long Term Investments (Note 5)	65,395	–
Oil and gas properties (Note 3)	11,942,653	5,947,544
Property & equipment net of depreciation (Note 4)	476,323	42,584

TOTAL ASSETS	$16,479,721	$12,815,676

LIABILITIES

Current Liabilities
Accounts payable	$812,857	$937,967
Accounts payable – related parties (Note 6)	10,854	25,279

Total Current Liabilities	823,711	963,246

Asset retirement obligation (Note 7)	297,445	–

TOTAL LIABILITIES	1,121,156	963,246

SHAREHOLDERS’ EQUITY

Common Stock: (Note 8)
Authorized: 300,000,000 shares at $0.001 par value
Issued and outstanding: 106, 774,258 shares
(September 2008 –94,274,258) (Note 8)	106,773	94,273
Additional paid in capital	24,743,581	19,750,461
Deficit (dated September 10, 2003)	(9,491,789)	(7,992,304)

Total Shareholders’ Equity	15,358,565	11,852,430

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$16,479,721	$12,815,676

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
(Unaudited)
Consolidated Statements of Operations
For the Three and Six Months Ended March 31, 2009 and 2008 and the Period September 10, 2003
(Inception of Exploration Stage) to March 31, 2009

	Three Months	Three Months	Six Months	Six Months	September 10,
	Ended	Ended	Ended	Ended	2003 to March 31,
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008	2009

Revenue	$–	$–	$–	$–	$–

Expenses
Administrative	595,782	732,851	1,496,310	1,248,065	8,824,642
Amortization and accretion	26,782	3,426	41,367	6,853	57,407
Share based compensation	2,735	32,527	5,620	65,230	922,960

Net loss from operations	(625,299)	(768,804)	(1,543,297)	(1,320,148)	(9,805,009)

Other income and expenses
Rental and other income	13,712	–	16,934	–	16,934
Interest income	10,185	37,986	26,881	61,401	193,104
Interest expense	(3)	(710)	(3)	(710)	(208,580)
Forgiveness of loan payable	–	–	–	–	287,406
Settlement of debt	–	–	–	–	24,866
Loss on disposal of asset	–	–	–	–	(510)

Net loss and comprehensive loss	$(601,405)	$(731,528)	$(1,499,485)	$(1,259,457)	$(9,491,789)

Net Loss Per Common Share
Basic and Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted Average Outstanding
Shares – stated in 1,000’s
Basic and Diluted	106,774	83,636	99,445	83,836

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
(Unaudited)
Consolidated Statements of Shareholders’ Equity
For the Period September 10, 2003 (Inception of Exploration Stage) to March 31, 2009

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

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
(Unaudited)
Consolidated Statements of Shareholders’ Equity (Continued)
For the Period September 10, 2003 (Inception of Exploration Stage) to March 31, 2009

	Common Shares			Capital
			Additional	Stock
			Paid in	Subscriptions	Accumulated
	Shares	Amount	Capital	Received	Deficit	Total

Balance carried forward
at September 30, 2005	52,031,295	52,031	3,512,054	2,027,639	(1,838,303)	3,753,421

Issuance of common stock
Private placement October 11, 2005
- Shares	3,150,000	3,150	667,266	(250,000)	–	420,416
- Warrants (3,150,000)	–	–	553,584	–	–	553,584
Private placement January 13, 2006
- Shares	73,000	73	55,345	–	–	55,418
- Warrants (73,000)	–	–	46,402	–	–	46,402
Exercise option agreement
February 23, 2006
- Shares	4,707,750	4,708	640,277	(644,985)	–	–
Exercise option agreement
June 13, 2006
- Shares	2,867,250	2,867	389,960	(392,827)	–	–
Warrants exercised July 28, 2006	100,000	100	59,900	–	–	60,000
Warrants exercised September 11, 2006	50,000	50	29,950	–	–	30,000
Options granted for services	–	–	558,882	–	–	558,882

Net operating loss for the year ended
September 30, 2006	–	–	–	–	(1,922,282)	(1,922,282)

Balance at September 30, 2006	62,979,295	62,979	6,513,620	739,827	(3,760,585)	3,555,841

Settlement Agreement January 22, 2007
- Shares	1,600,000	1,600	433,950	–	–	435,550
Exercise option agreement April 4, 2007
- Shares	5,400,000	5,400	734,427	(739,827)	–	–
Private placement May 25, 2007
- Shares	5,000,000	5,000	1,086,348	–	–	1,091,348
-Warrants (5,000,000)	–	–	758,652	–	–	758,652
Private placement June 22, 2007
- Shares	8,333,333	8,333	2,731,300	–	–	2,739,633
- Warrants (8,333,333)	–	–	1,676,492	–	–	1,676,492
- Special warrants (1,000,000)	–	–	283,875	–	–	283,875
Private placement July 11, 2007
- Shares	323,333	323	106,559	–	–	106,882
- Warrants (323,333)	–	–	66,397	–	–	66,397
- Special warrants (38,800)	–	–	11,021	–	–	11,021

Subtotal carried forward	83,635,961	83,635	14,402,641	–	(3,760,585)	10,725,691

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
(Unaudited)
Consolidated Statements of Shareholders’ Equity (Continued)
For the Period September 10, 2003 (Inception of Exploration Stage) to March 31, 2009

	Common Shares			Capital
			Additional	Stock
			Paid in	Subscriptions	Accumulated
	Shares	Amount	Capital	Received	Deficit	Total

Subtotal carried forward
from previous page	83,635,961	83,635	14,402,641	–	(3,760,585)	10,725,691

Warrant Exchange September 4, 2007
- Share value transferred from
warrants	–	–	11,467	–	–	11,467
- Warrants cancelled (500,000)	–	–	(130,276)	–	–	(130,276)
- Warrants issued (625,000)	–	–	118,809	–	–	118,809
Warrant Exchange September 10, 2007
- Share value transferred from
warrants	–	–	7,237	–	–	7,237
- Warrants cancelled (287,500)	–	–	(74,909)	–	–	(74,909)
- Warrants issued (359,375)	–	–	67,672	–	–	67,672
Options granted for services	–	–	246,643	–	–	246,643

Net operating loss for the year ended
September 30, 2007	–	–	–	–	(1,435,664)	(1,435,664)

Balance at September 30, 2007	83,635,961	83,635	14,649,284	–	(5,196,249)	9,536,670

August 12, 2008
- Warrants expired (560,946) (Note 8)	–	–	–	–	–	–
Private placement
August 14, 2008
- Shares	10,638,297	10,638	3,099,429	–	–	3,110,067
- Warrants (10,638,297) (Note 8)	–	–	1,619,827	–	–	1,619,827
- Special Warrants (2,000,000) (Note 8)	–	–	270,106	–	–	270,106
Options granted for services	–	–	111,815	–	–	111,815

Net operating loss for the year ended
September 30, 2008	–	–	–	–	(2,796,055)	(2,796,055)

Balance at September 30, 2008	94,274,258	94,273	19,750,461	–	(7,992,304)	11,852,430

October 11, 2008
- Warrants expired (3,150,000) (Note 8)	–	–	–	–	–	–
Private Placement
October 31, 2008
- Shares	12,500,000	12,500	3,247,870	–	–	3,260,370
- Warrants (12,500,000) (Note 8)	–	–	1,559,307	–	–	1,559,307
- Special warrants (2,000,000) (Note 8)	–	–	180,323	–	–	180,323

Subtotal carried forward	106,774,258	106,773	24,737,961	–	(7,992,304)	16,852,430

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
(Unaudited)
Consolidated Statements of Shareholders’ Equity (Continued)
For the Period September 10, 2003 (Inception of Exploration Stage) to March 31, 2009

	Common Shares			Capital
			Additional	Stock
			Paid in	Subscriptions	Accumulated
	Shares	Amount	Capital	Received	Deficit	Total

Subtotal carried forward
from previous page	106,774,258	106,773	24,737,961	–	(7,992,304)	16,852,430

January 13, 2009
- Warrants expired (73,000) (Note 8)	–	–	–	–	–	–
Options granted for services	–	–	5,620	–	–	5,620

Net operating loss for the period ended
March 31, 2009	–	–	–	–	(1,499,485)	(1,499,485)

Balance at March 31, 2009	106,774,258	$106,773	$24,743,581	$–	$(9,491,789)	$15,358,565

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
(Unaudited)
Consolidated Statements of Cash Flows
For the Six Months Ended March 31, 2009 and 2008 and the Period September 10, 2003 (Inception of Exploration Stage) to March 31, 2009

	Six Months	Six Months	September 10,
	Ended	Ended	2003 to
	March 31,	March 31,	March 31,
	2009	2008	2009

Cash Provided by (Used in):

Operating Activities
Net loss	$(1,499,485)	$(1,259,457)	$(9,491,789)
Items not affecting cash:
Stock based compensation	5,620	65,230	922,960
Bad debts	–	–	170,084
Amortization and accretion	41,367	6,853	57,407
Settlement of lawsuit	–	–	435,550
Forgiveness of loan payable	–	–	(287,406)
Commissions withheld from loans proceeds	–	–	121,000
Loss on disposal of asset	–	–	510
Net changes in non-cash working capital (Note 10)	(657,316)	(270,462)	(480,239)

	(2,109,814)	(1,457,836)	(8,551,923)
Investing Activities
Purchase of equipment	(468,646)	(52,274)	(527,511)
Purchase of oil and gas properties	(5,704,124)	–	(7,409,234)
Long Term Investments	(65,395)	–	(65,395)
Cash from acquisition of subsidiary	–	–	11,141
Return of costs from Farmout Agreement	–	–	961,426

	(6,238,165)	(52,274)	(7,029,573)
Financing Activities
Loan payable	–	–	275,852
Loan advance – related parties	–	–	(811,746)
Note payable repayment	–	–	(111,306)
Debenture advance (repayment)	–	–	(1,004,890)
Proceeds from issuance from common stock	5,000,000	–	19,219,499
Proceeds from debenture net of commissions	–	–	879,000

	5,000,000	–	18,446,409

Increase (decrease) in cash and cash equivalents	(3,347,979)	(1,510,110)	2,864,913

Cash and cash equivalents, beginning of period	6,212,892	5,244,162	–

Cash and cash equivalents, end of period	$2,864,913	$3,734,052	$2,864,913

Supplemental Cash Flow Information:
Interest expense	$3	$710

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
(Unaudited)
Notes to the Consolidated Financial Statements
March 31, 2009

1.	Nature of Business

Allied Devices Corporation (“Allied”) and its former subsidiaries were engaged in the manufacture and distribution of standard and custom precision mechanical assemblies and components throughout the United States.

On February 19, 2003, Allied filed a petition for bankruptcy in the United States Bankruptcy Court under Chapter 11 in the Eastern District of New York titled “Allied Devices Corporation, Case No. 03-80962-511.” The company emerged from bankruptcy pursuant to a Bankruptcy Court Order entered on September 10, 2003, with no remaining assets or liabilities and the Company name was changed from “Allied Devices Corporation” to “Deep Well Oil & Gas, Inc.” (“Deep Well”).

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

Basis of Presentation

The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate so as to make the information presented not misleading.

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

Property & Equipment

Property and equipment are stated at cost less accumulated amortization.  Amortization expense is computed using the declining balance method over the estimated useful life of the asset.  Only half of the amortization rate is taken in the year of acquisition. The following is a summary of the estimated useful life used in computing amortization expense.

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

Asset Retirement Obligations

The Company accounts for asset retirement obligations by recording the estimated future cost of the Company’s plugging and abandonment obligations. The asset retirement obligation is recorded when there is a legal obligation associated with the retirement of a tangible long-lived asset and the fair value of the liability can reasonably be estimated. Upon initial recognition of an asset retirement obligation, the Company increases the carrying amount of the long-lived asset by the same amount as the liability. Over time, the liabilities are accreted for the change in their present value through charges to oil and gas production and well operations costs. The initial capitalized costs are depleted over the useful lives of the related assets through charges to depreciation, depletion and amortization. If the fair value of the estimated asset retirement obligation changes, an adjustment is recorded to both the asset retirement obligation and the asset retirement cost. Revisions in estimated liabilities can result from revisions of estimated inflation rates, escalating retirement costs and changes in the estimated timing of settling asset retirement obligations. As at March 31, 2009, asset retirement obligations amount to $297,445. The Company has posted bonds with the Government of Alberta based on the amount the government estimates the costs of abandonment and reclamation to be.

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

Financial Instruments

Fair Values

The fair values of the Company's cash and cash equivalents, accounts receivable, long-term investments, accounts payable, and accounts payable - related parties approximate their carrying values due to the short-term nature of these financial instruments.

Environmental Requirements

At the report date, environmental requirements related to the mineral claims acquired are unknown and therefore an estimate of any future cost cannot be made.

Share-Based Compensation

The Company accounts for stock options granted to directors, officers, employees and non-employees using the fair value method of accounting.  The fair value of stock options for directors, officers and employees are calculated at the date of grant and is expensed over the vesting period of the options on a straight-line basis.  For non-employees, the fair value of the options is measured on the earlier of the date at which the counterparty performance is complete or the date at which the performance commitment is reached.  The Company uses the Black-Scholes model to calculate the fair value of stock options issued, which requires certain assumptions to be made at the time the options are awarded, including the expected life of the option, the expected number of granted options that will vest and the expected future volatility of the stock.  The Company reflects estimates of award forfeitures at the time of grant and revises in subsequent periods, if necessary, when forfeiture rates are expected to change.

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

Significant estimates by management include valuations of oil and gas properties including valuation of accounts receivable, useful lives of long-lived assets, asset retirement obligations, valuation of share-based compensation, and the realizability of future income taxes.

3.	Oil and Gas Properties

The Company has acquired interests in certain oil sands properties, most of which were subject to a farmout agreement entered into on February 25, 2005, (“Farmout Agreement”). These properties are located in North Central Alberta, Canada. The terms include certain commitments related to oil sand properties that require the payments of rents as long as the leases are non-producing. As of March 31, 2009, Northern’s net payments due in Canadian dollars under this commitment are as follows:

2009	$22,579
2010	$45,158
2011	$45,158
2012	$45,158
2013	$45,158
2014	$45,158
Subsequent	$224,358

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

The Company plans to meet the second of these conditions. As at March 31, 2009, ten of these wells have been drilled.

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

This consists of comparing the carrying value of the asset with the asset’s expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions. Proven oil and gas properties are reviewed for impairment on a field-by-field basis. No impairment losses were recognized for the period ended March 31, 2009 (March 31, 2008 - $nil).

Capitalized costs of proven oil and gas properties are depleted using the unit-of-production method when the property is placed in production.

Substantially all of the Company’s oil and gas activities are conducted jointly with others. The accounts reflect only the Company’s proportionate interest in such activities.

On November 26, 2007, the Company entered into a settlement agreement with Signet Energy Inc. (“Signet” a 100% owned subsidiary company of Andora Energy Corporation) and Andora Energy Corporation and resolved their differences and certain collateral matters. The settlement includes but was not limited to:

a)	The Farmout Agreement dated February 25, 2005, and the Amended Farmout Agreement, being effectively terminated concurrently with the execution of the settlement agreement;

b)	Signet being regarded as having earned a 40% working interest in a total of twelve sections;

c)	Signet registered title to 57.5 unearned sections of the farmout lands, as defined in the Farmout Agreement, back to the Company;

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

4.	Property & Equipment

	March 31, 2009
		Accumulated	Net Book
	Cost	Amortization	Value
Computer equipment	$29,978	$12,781	$17,197
Office furniture and equipment	33,089	7,308	25,781
Software	5,826	4,572	1,254
Leasehold improvements	4,935	470	4,465
Portable work camp	170,580	12,793	157,787
Vehicles	38,077	2,856	35,221
Oilfield equipment	148,352	7,417	140,935
Tanks	96,085	2,402	93,683
	$526,922	$50,599	$476,323

	September 30, 2008
		Accumulated	Net Book
	Cost	Amortization	Value
Computer equipment	$24,160	$7,417	$16,743
Office furniture and equipment	26,695	4,799	21,896
Software	5,826	3,318	2,508
Leasehold improvements	1,597	160	1,437
	$58,278	$15,694	$42,584

5.	Long Term Investments

Long term investments consists of cash held in trust by the Energy Resources Conservation Board which bears a variable rate of interest and has no stated date of maturity.

6.	Significant Transactions With Related Parties

Accounts payable – related parties of $10,854 (September 30, 2008 - $25,279) result from fees payable to corporations owned by directors. The amount is unsecured, non-interest bearing, and has no fixed terms of repayment.

Officers, directors, their families, and their controlled entities have acquired 39.45% of the Company’s outstanding common capital stock.  This percentage does not include unexercised warrants or stock options.

7.	Asset Retirement Obligations

The total future asset retirement obligation is estimated by management based on the Company’s net working interests in all wells and facilities, estimated costs to reclaim and abandon wells and facilities and the estimated timing of the costs to be incurred in future periods. At March 31, 2009, the Company estimates the undiscounted cash flows related to asset retirement obligation will total approximately $531,055. The fair value of the liability at March 31, 2009 is estimated to be $297,446 using a risk free rate of 3.74% and an inflation rate of 2%. The actual costs to settle the obligation are expected to occur in 2044.

Changes to the asset retirement obligation were as follows:

	March 31, 2009	March 31, 2008

Balance, beginning of year	$–	$–
Liabilities incurred	293,783	–
Accretion expense	3,662	–

	$297,445	$–

8.	Share Capital

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

On January 13, 2009, 73,000 warrants previously granted on January 13, 2006 expired.

The warrants outstanding as of March 31, 2009, were 42,818,138 (September 30, 2008 – 31,541,138) and are valued at $6,612,481 (September 30, 2008 - $5,472,837).

9.	Stock Options

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

For the period ended March 31, 2009, the Company recorded $5,620 (as of March 31, 2008 - $65,230) of compensation expense based on its use of the Black-Scholes model to estimate the grant-date fair value of these unit option awards. No options were exercised during the period ended March 31, 2009, therefore, the intrinsic value of the options exercised during the period ended March 31, 2009 is nil. As of March 31, 2009, there was a total of $182 of unrecognized compensation cost related to the non-vested portion of these unit option awards. At March 31, 2009, this cost was expected to be recognized over a weighted-average period of 0.02years. Compensation expense is based upon straight-line amortization of the grant-date fair value over the vesting period of the underlying unit option. Since the Company is a relatively new public company and has minimal trading history, it has used an estimated volatility of approximately 138% for the period ended March 31, 2009 based on the trading history available.

	Shares Underlying Options Outstanding			Shares Underlying Options Exercisable
Range of Exercise Prices	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price

$0.47 at March 31, 2009	276,000	3.47	$0.47	276,000	$0.47
$0.71 at March 31, 2009	3,102,500	1.77	0.71	3,002,500	0.71

	3,378,500	1.91	0.69	3,278,500	0.69

The aggregate intrinsic value of exercisable options as of March 31, 2009, was $Nil (March 31, 2008 - $9,940).

The following is a summary of stock option activity as of March 31, 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Market Value

Balance, September 30, 2005	–	$–	$–
Options granted November 28, 2005	2,857,500	0.71	0.27

Balance, September 30, 2006	2,857,500	0.71	0.27
Options forfeited September 21, 2007	(130,000)	0.71	0.27
Options granted October 25, 2006	375,000	0.71	0.38
Options granted September 20, 2007	276,000	0.47	0.45

Balance, September 30, 2007	3,378,500	0.69	0.27

Balance, September 30, 2008	3,378,500	$0.69	$0.27

Balance, March 31, 2009	3,378,500	0.69	0.27

Exercisable, March 31, 2009	3,278,500	$0.69	$0.27

The following table summarizes the status of the Company’s non-vested stock options since October 1, 2005:

	Non-Vested Options
	Number of Shares	Weighted Average Exercise Price

Non-vested at October 1, 2005	–	$–
Granted	2,857,500	0.71
Vested	(1,377,500)	0.71

Non-vested at September 30, 2006	1,480,000	0.71
Forfeited	(130,000)	0.71
Granted	651,000	0.61
Vested	(1,025,000)	0.71

Non-vested at September 30, 2007	976,000	0.64

Vested	(874,000)	0.64

Non-vested at September 30, 2008	102,000	0.70

Vested	(2,000)	0.47

Non-vested at March 31, 2009	100,000	$0.71

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

10.	Changes in Non-Cash Working Capital

	Six Months Ended	Six Months Ended
	March 31, 2009	March 31, 2008

Accounts receivable	$(476,247)	$(108,727)
Prepaid expenses	(41,534)	(18,028)
Accounts payable	(139,535)	(143,707)

	$(657,316)	$(270,462)

11.	Commitments

Compensation to Directors

Since the acquisition of Northern Alberta Oil Ltd., the Company and Northern have entered into the following contracts with the following companies for the services of their officers:

1)	Portwest Investments Ltd., a company owned 100% by Dr. Horst A. Schmid, for providing services to the Company as Chief Executive Officer and President for $12,500 Cdn per month.

2)	Concorde Consulting, a company owned 100% by Mr. Curtis J. Sparrow, for providing services as Chief Financial Officer to the Company for $15,000 Cdn per month.

3)	Brave Consulting, a company 50% owned by Mr. David Roff, for providing consulting services to the Company for $12,000 Cdn per month. This contract was ended on April 1, 2009.

Compensation to Contractor

R.N. Dell Energy Ltd. has been contracted to provide geological services to the Company for $17,700 Cdn per month.

Rental Agreement

On December 1, 2008, the Company signed an office lease agreement commencing January 1, 2009 and expiring on December 31, 2014. The annual payments are as follows:

2009	$19,125
2010	$38,250
2011	$42,502
2012	$42,502
2013	$42,502
2014	$10,626

12.	Legal Actions

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

This lawsuit has been stayed pending the outcome of the other litigation by the Plaintiff against some of the above defendants other than Deep Well and Northern. The Company believes the claims are without merit and will vigorously defend against them. As at March 31, 2009, no contingent liability has been recorded, as a successful outcome for the Plaintiff is unlikely.

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

Deep Well plans to vigorously defend itself against the Plaintiff's claims. As at March 31, 2009, no contingent liability has been recorded, as a successful outcome for the Plaintiff is unlikely.

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

Results of Operations for the Six Months Ended March 31, 2009

Our Company is an exploration stage company and as such does not have commercial production at any of its properties and, accordingly, it currently does not generate cash from operations. Since the inception of our current business plan, our operations have consisted primarily of various exploration and start-up activities relating to our properties, which included acquiring lease holdings by acquisitions and public offerings, seeking institutional investors, locating joint venture partners, acquiring and analyzing seismic data, engaging various firms to comply with leasehold conditions and environmental regulations as well as project management, and developing our long term business strategies. For the six months ended March 31, 2009, and for the comparable period, we generated no revenues from operations.

	Six Months	Six Months	September 10,
	Ended	Ended	2003 to
	March 31, 2009	March 31, 2008	March 31, 2009

Revenue	$–	$–	$–

Expenses
Administrative	$1,496,310	$1,248,065	$8,824,642
Amortization and Accretion	41,367	6,853	57,407
Share Based Compensation	5,620	65,230	922,960

Net Loss from Operations	(1,543,297)	(1,320,148)	(9,805,009)

Other Income and Expenses
Rental and Other Income	16,934	–	16,934
Interest Income	26,881	61,401	193,104
Interest Expense	(3)	(710)	(208,580)
Forgiveness of Loan Payable	–	–	287,406
Settlement of Debt	–	–	24,866
Loss on Disposal of Asset	–	–	(510)

Net Loss and Comprehensive Loss	$(1,499,485)	$(1,259,457)	$(9,491,789)

Our net loss and comprehensive loss for the six months ended March 31, 2009 was $1,499,485 compared to a net loss and comprehensive loss of $1,259,457 for the six months ended March 31, 2008. This difference was due primarily to an increase of $248,245 in general and administrative costs and a decrease of $59,610 in stock based compensation expense to the comparable quarter, see Note 9 of the consolidated financial statements disclosed in this report.

For the six months ended March 31, 2009, interest income decreased by $34,520, compared to the six months ended March 31, 2008.

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

Liquidity and Capital Resources

As of March 31, 2009, our Company’s total assets were $16,479,721, compared to $8,517,142 as of March 31, 2008. The increase in our total assets was due to cash received from the sale of securities. Our total liabilities as of March 31, 2009 were $1,121,156 compared with $174,699 as of March 31, 2008. The increase in our total liabilities was due primarily to start up operation expenses incurred to prepare our six well sites for the 2008/2009 winter drilling program. .

Our working capital (current liabilities subtracted from current assets) is as follows:

	As of	As of	Year Ending
	March 31, 2009	March 31, 2008	September 30, 2008

Current Assets	$3,995,350	$4,114,332	$6,825,548
Current Liabilities	823,711	174,699	963,246
Working Capital	$3,171,639	$3,939,633	$5,862,302

As of March 31, 2009, our Company had working capital of $3,171,639 compared to our working capital deficit of $3,939,633 as of March 31, 2008. Our decrease in working capital from the September 30, 2008 year-end was due primarily to start up operation expenses incurred to prepare our six well sites for the 2008/2009 winter drilling program. Currently we have no long-term debt.

Our cash and cash equivalents for the six months ending March 31, 2009, was $2,864,913, compared to $3,734,052 for the comparable six months ending March 31, 2008. Our Company has raised sufficient funds to conduct our near-term operations during the fiscal years 2005, 2006, 2007, 2008, and 2009. From March 10, 2005 till now, we financed our business operations through a loan, fees derived from the farmout of some of our lands, private offerings of our common stock, and the exercise of certain warrants, realizing gross proceeds of approximately $19.6 million. In these offerings, we sold units comprised of common stock and warrants to purchase additional common stock, and as a result of these offerings, we currently have an aggregate of 42,818,138 outstanding warrants with exercise prices ranging from $0.40 to $1.20. If all of these warrants are exercised we may realize aggregate proceeds of approximately $30.9 million. However, the warrant holders have complete discretion as to when or if the warrants are exercised before they expire and we cannot guarantee that the warrant holders will exercise any of the warrants.

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

The preceding bullets outline some of the risks and uncertainties that may affect our forward-looking statements. For a full description of risks and uncertainties, see the sections elsewhere in our Form 10-K entitled “Risk Factors” and “Environmental Laws and Regulations” filed with the Securities Exchange Commission on November 24, 2009. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-KSB, 10-Q, 10-QSB, 8-K and any other SEC filing should be consulted.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 under the Exchange Act and therefore we are not required to provide the information required under this item.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of our fiscal quarter ended March 31, 2009, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as amended, was carried out under the supervision and with the participation of our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that as of the end of that quarter, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended March 31, 2009, there were changes and improvements in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the fiscal quarter ended March 31, 2009 we continued to implement our formalization and centralization of our accounts payable functions and multi-currency accounting software.

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

(a)            Information Required To Be Disclosed In A Report On Form 8-K, But Not Reported

Deep Well reported all information that was required to be disclosed during the period covered by this Form 10-Q on Form 8-K.

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

DEEP WELL OIL & GAS, INC.

By	/s/ Horst A. Schmid
Dr. Horst A. Schmid
Chief Executive Officer and President
(Principal Executive Officer)

Date	December 7, 2009

By	/s/ Curtis James Sparrow
Mr. Curtis James Sparrow
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date	December 7, 2009