Form 10-Q
period 2009-06-30
DEEP WELL OIL & GAS INC
filed 2009-12-09
CIK 869495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

or

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
(Exploration Stage Company)
(Unaudited)
Consolidated Balance Sheets
June 30, 2009 and September 30, 2008

	June 30,	September 30,
	2009	2008
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$1,690,350	$6,212,892
Accounts receivable	870,478	405,826
Prepaid expenses	190,217	206,830

Total Current Assets	2,751,045	6,825,548

Long Term Investments (Note 5)	70,992	–
Oil and gas properties (Note 3)	12,211,704	5,947,544
Property & equipment net of depreciation (Note 4)	460,403	42,584

TOTAL ASSETS	$15,494,144	$12,815,676

LIABILITIES

Current Liabilities
Accounts payable	$163,964	$937,967
Accounts payable – related parties (Note 6)	13,653	25,279

Total Current Liabilities	177,617	963,246

Asset retirement obligation (Note 7)	326,419	–

TOTAL LIABILITIES	504,036	963,246

SHAREHOLDERS’ EQUITY
Common Stock: (Note 8)
Authorized: 300,000,000 shares at $0.001 par value
Issued and outstanding: 106,774,258 shares
(September 2008 – 94,274,258 shares) (Note 8)	106,773	94,273
Additional paid in capital	24,743,763	19,750,461
Deficit (dated September 10, 2003)	(9,860,428)	(7,992,304)

Total Shareholder’s Equity	14,990,108	11,852,430

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$15,494,144	$12,815,676

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
(Unaudited)
Consolidated Statements of Operations
For the Three and Nine Months Ended June 30, 2009 and 2008 and the Period September 10, 2003
(Inception of Exploration Stage) to June 30, 2009

	Three Months	Three Months	Nine Months	Nine Months	September 10,
	Ended	Ended	Ended	Ended	2003 to June 30,
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	2009

Revenue	$–	$–	$–	$–	$–

Expenses
Administrative	349,418	1,066,326	1,845,728	2,314,391	9,174,060
Amortization and accretion	25,335	3,427	66,702	10,280	82,742
Share based compensation	182	27,750	5,802	92,980	923,142

Net loss from operations	(374,935)	(1,097,503)	(1,918,232)	(2,417,651)	(10,179,944)

Other income and expenses
Rental and other income	767	–	17,701	–	17,701
Interest income	5,529	22,169	32,410	83,570	198,633
Interest expense	–	(13)	(3)	(723)	(208,580)
Forgiveness of loan payable	–	–	–	–	287,406
Settlement of debt	–	–	–	–	24,866
Loss on disposal of asset	–	–	–	–	(510)

Net loss and comprehensive loss	$(368,639)	$(1,075,347)	$(1,868,124)	$(2,334,804)	$(9,860,428)

Net Loss Per Common Share
Basic and Diluted	$(0.00)	$(0.01)	$(0.02)	$(0.03)

Weighted Average Outstanding
Shares – stated in 1,000’s
Basic and Diluted	106,774	83,636	102,562	83,636

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
(Unaudited)
Consolidated Statements of Shareholders’ Equity
For the Period September 10, 2003 (Inception of Exploration Stage) to June 30, 2009

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

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
(Unaudited)
Consolidated Statements of Shareholders’ Equity (Continued)
For the Period September 10, 2003 (Inception of Exploration Stage) to June 30, 2009

	Common Shares			Capital
			Additional	Stock
			Paid in	Subscriptions	Accumulated
	Shares	Amount	Capital	Received	Deficit	Total

Balance carried forward
September 30, 2005	52,031,295	52,031	3,512,054	2,027,639	(1,838,303)	3,753,421

Issuance of common stock
Private placement October 11, 2005
- Shares	3,150,000	3,150	667,266	(250,000)	–	420,416
- Warrants (3,150,000)	–	–	553,584	–	–	553,584
Private placement January 13, 2006
- Shares	73,000	73	55,345	–	–	55,418
- Warrants (73,000)	–	–	46,402	–	–	46,402
Exercise option agreement
February 23, 2006
- Shares	4,707,750	4,708	640,277	(644,985)	–	–
Exercise option agreement
June 13, 2006
- Shares	2,867,250	2,867	389,960	(392,827)	–	–
Warrants exercised July 28, 2006	100,000	100	59,900	–	–	60,000
Warrants exercised September 11, 2006	50,000	50	29,950	–	–	30,000
Options granted for services	–	–	558,882	–	–	558,882

Net operating loss for the year ended
September 30, 2006	–	–	–	–	(1,922,282)	(1,922,282)

Balance at September 30, 2006	62,979,295	62,979	6,513,620	739,827	(3,760,585)	3,555,841

Settlement Agreement January 22, 2007
- Shares	1,600,000	1,600	433,950	–	–	435,550
Exercise option agreement April 4, 2007
- Shares	5,400,000	5,400	734,427	(739,827)	–	–
Private placement May 25, 2007
- Shares	5,000,000	5,000	1,086,348	–	–	1,091,348
- Warrants (5,000,000)	–	–	758,652	–	–	758,652
Private placement June 22, 2007
- Shares	8,333,333	8,333	2,731,300	–	–	2,739,633
- Warrants (8,333,333)	–	–	1,676,492	–	–	1,676,492
- Special warrants (1,000,000)	–	–	283,875	–	–	283,875
Private placement July 11, 2007
- Shares	323,333	323	106,559	–	–	106,882
- Warrants (323,333)	–	–	66,397	–	–	66,397
- Special warrants (38,800)	–	–	11,021	–	–	11,021

Subtotal carried forward	83,635,961	83,635	14,402,641	–	(3,760,585)	10,725,691

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
(Unaudited)
Consolidated Statements of Shareholders’ Equity (Continued)
For the Period September 10, 2003 (Inception of Exploration Stage) to June 30, 2009

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

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
(Unaudited)
Consolidated Statements of Shareholders’ Equity (Continued)
For the Period September 10, 2003 (Inception of Exploration Stage) to June 30, 2009

	Common Shares			Capital
			Additional	Stock
			Paid in	Subscriptions	Accumulated
	Shares	Amount	Capital	Received	Deficit	Total

Subtotal carried forward
from previous page	106,774,258	106,773	24,737,961	–	(7,992,304)	16,852,430

January 13, 2009
- Warrants expired (73,000) (Note 8)	–	–	–	–	–	–
Options granted for services	–	–	5,802	–	–	5,802

Net operating loss for the period ended
June 30, 2009	–	–	–	–	(1,868,124)	(1,868,124)

Balance at June 30, 2009	106,774,258	$106,773	$24,743,763	$–	$(9,860,428)	$14,990,108

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
(Unaudited)
Consolidated Statements of Cash Flows
For the Nine Months Ended June 30, 2009 and 2008 and the Period September 10, 2003
(Inception of Exploration Stage) to June 30, 2009

	Nine Months	Nine Months	September 10,
	Ended	Ended	2003 to
	June 30,	June 30,	June 30,
	2009	2008	2009

Cash Provided by (Used in):

Operating Activities
Net loss	$(1,868,124)	$(2,334,804)	$(9,860,428)
Items not affecting cash:
Stock based compensation	5,802	92,980	923,142
Bad debts	–	–	170,084
Amortization and accretion	66,702	10,280	82,742
Settlement of lawsuit	–	–	435,550
Forgiveness of loan payable	–	–	(287,406)
Commissions withheld from loans proceeds	–	–	121,000
Loss on disposal of asset	–		510
Net changes in non-cash working capital (Note 10)	(1,233,668)	(116,447)	(1,056,591)

	(3,029,288)	(2,347,991)	(9,471,397)
Investing Activities
Purchase of equipment	(470,514)	(53,237)	(529,379)
Purchase of oil and gas properties	(5,951,748)	(6,455)	(7,656,858)
Long Term Investments	(70,992)	–	(70,992)
Cash from acquisition of subsidiary	–	–	11,141
Return of costs from Farmout Agreement	–	–	961,426

	(6,493,254)	(59,692)	(7,284,662)
Financing Activities
Loan payable	–	–	275,852
Loan advance – related parties	–	–	(811,746)
Note payable repayment	–	(11,250)	(111,306)
Debenture advance (repayment)	–	–	(1,004,890)
Proceeds from issuance from common stock	5,000,000	–	19,219,499
Proceeds from debenture net of commissions	–	–	879,000

	5,000,000	(11,250)	18,446,409

Increase (decrease) in cash and cash equivalents	(4,522,542)	(2,418,933)	1,690,350

Cash and cash equivalents, beginning of period	6,212,892	5,244,162	–

Cash and cash equivalents, end of period	$1,690,350	$2,825,229	$1,690,350

Supplemental Cash Flow Information:
Interest expense	$3	$722

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
(Unaudited)
Notes to the Consolidated Financial Statements
June 30, 2009

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

Asset Retirement Obligations

The Company accounts for asset retirement obligations by recording the estimated future cost of the Company’s plugging and abandonment obligations. The asset retirement obligation is recorded when there is a legal obligation associated with the retirement of a tangible long-lived asset and the fair value of the liability can reasonably be estimated. Upon initial recognition of an asset retirement obligation, the Company increases the carrying amount of the long-lived asset by the same amount as the liability. Over time, the liabilities are accreted for the change in their present value through charges to oil and gas production and well operations costs. The initial capitalized costs are depleted over the useful lives of the related assets through charges to depreciation, depletion, and amortization. If the fair value of the estimated asset retirement obligation changes, an adjustment is recorded to both the asset retirement obligation and the asset retirement cost. Revisions in estimated liabilities can result from revisions of estimated inflation rates, escalating retirement costs, and changes in the estimated timing of settling asset retirement obligations. As at June 30, 2009, asset retirement obligations amount to $326,419. The Company has posted bonds, where required, with the Government of Alberta based on the amount the government estimates the costs of abandonment and reclamation to be.

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

Financial, Concentration and Credit Risk

The Company does not have any concentration or related financial credit risk as most of the Company’s funds are maintained in a financial institution which has its deposits fully guaranteed by the Government of Alberta and the accounts receivable are considered to be fully collectible.

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

Financial Instruments

Fair Values

The fair values of the Company’s cash and cash equivalents, accounts receivable, long-term investments, accounts payable, and accounts payable - related parties approximate their carrying values due to the short-term nature of these financial instruments.

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

3.           Oil and Gas Properties

The Company has acquired interests in certain oil sands properties, most of which were subject to a farmout agreement entered into on February 25, 2005, (“Farmout Agreement’). These properties are located in North Central Alberta, Canada. The terms include certain commitments related to oil sands properties that require the payments of rents as long as the leases are non-producing. As of June 30, 2009, Northern’s net payments due in Canadian dollars under this commitment are as follows:

2009	$11,290
2010	$45,158
2011	$45,158
2012	$45,158
2013	$45,158
2014	$45,158
Subsequent	$224,358

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

The Company plans to meet the second of these conditions. As at June 30, 2009, ten of these wells have been drilled.

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

This consists of comparing the carrying value of the asset with the asset’s expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions. Proven oil and gas properties are reviewed for impairment on a field-by-field basis. No impairment losses were recognized for the period ended June 30, 2009 (June 30, 2008 - $nil).

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

On April 30, 2009, 1.5 sections of previously owned leases reverted back to the provincial government:

4.           Property and Equipment

	June 30, 2009
		Accumulated	Net Book
	Cost	Amortization	Value
Computer equipment	$31,460	$15,768	$15,692
Office furniture and equipment	33,476	8,592	24,884
Software	5,826	5,199	627
Leasehold improvements	4,935	626	4,309
Portable work camp	170,580	19,190	151,390
Vehicles	38,077	4,284	33,793
Oilfield equipment	148,352	11,126	137,226
Tanks	96,085	3,603	92,482
	$528,791	$68,388	$460,403

	September 30, 2008
		Accumulated	Net Book
	Cost	Amortization	Value
Computer equipment	$24,160	$7,417	$16,743
Office furniture and equipment	26,695	4,799	21,896
Software	5,826	3,318	2,508
Leasehold improvements	1,597	160	1,437
	$58,278	$15,694	$42,584

5.           Long Term Investments

Long term investments consist of cash held in trust by the Energy Resources Conservation Board which bears a variable rate of interest and has no stated date of maturity.

6.           Significant Transactions With Related Parties

Accounts payable – related parties of $13,653 (September 30, 2008 - $25,279) result from fees payable to corporations owned by directors. The amount is unsecured, non-interest bearing, and has no fixed terms of repayment.

Officers, directors, their families, and their controlled entities have acquired 39.81% of the Company’s outstanding common capital stock. This percentage does not include unexercised warrants or stock options.

7.           Asset Retirement Obligations

The total future asset retirement obligation is estimated by management based on the Company’s net working interests in all wells and facilities, estimated costs to reclaim and abandon wells and facilities and the estimated timing of the costs to be incurred in future periods. At June 30, 2009, the Company estimates the undiscounted cash flows related to asset retirement obligation will total approximately $531,055. The fair value of the liability at June 30, 2009 is estimated to be $326,419 using a risk free rate of 3.74% and an inflation rate of 2%. The actual costs to settle the obligation are expected to occur in approximately 35 years.

Changes to the asset retirement obligation were as follows:

	June 30, 2009	June 30, 2008

Balance, beginning of year	$–	$–
Liabilities incurred	318,478	–
Accretion expense	7,941	–

Balance. end of year	$326,419	$–

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

On January 13, 2009, 73,000 warrants previously granted on January 13, 2006 expired.

The warrants outstanding as of June 30, 2009, were 42,818,138 (September 30, 2008 - 31,541,138) and are valued at $6,612,481 (September 30, 2008 - $5,472,837).

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

For the period ended June 30, 2009, the Company recorded $5,802 (June 30, 2008 - $92,980) of compensation expense based on its use of the Black-Scholes model to estimate the grant-date fair value of these unit option awards. No options were exercised during the period ended June 30, 2009, therefore, the intrinsic value of the options exercised during the period ended June 30, 2009 is nil. As of June 30, 2009, there was no remaining unrecognized compensation cost related to the non-vested portion of these unit option awards. Compensation expense is based upon straight-line amortization of the grant-date fair value over the vesting period of the underlying unit option. Since the Company is a relatively new public company and has minimal trading history, it has used an estimated volatility of approximately 138% for the period ended June 30, 2009 based on the trading history available.

	Shares Underlying Options Outstanding			Shares Underlying Options Exercisable
Range of Exercise Prices	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price

$0.47 at June 30, 2009	276,000	3.22	$0.47	276,000	$0.47
$0.71 at June 30, 2009	3,102,500	1.52	0.71	3,102,500	0.71

	3,378,500	1.66	$0.69	3,378,500	$0.69

The aggregate intrinsic value of exercisable options as of June 30, 2009, was $ Nil (June 30, 2008 - $9,940).

The following is a summary of stock option activity as at June 30, 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Market Value

Balance, September 30, 2005	–	$–	$–
Options granted November 28, 2005	2,857,500	0.71	0.27

Balance, September 30, 2006	2,857,500	0.71	0.27
Options forfeited September 21, 2007	(130,000)	0.71	0.27
Options granted October 25, 2006	375,000	0.71	0.38
Options granted September 20, 2007	276,000	0.47	0.45

Balance, September 30, 2007	3,378,500	$0.69	$0.27

Balance, September 30, 2008	3,378,500	$0.69	$0.27

Balance, June 30, 2009	3,378,500	$0.69	$0.27

Exercisable, June 30, 2009	3,378,500	$0.69	$0.27

The following table summarizes the status of the Company’s non-vested stock options since October 1, 2005:

	Non-Vested Options
	Number of Shares	Weighted Average Exercise Price
Non-vested at October 1, 2005	–	$–
Granted	2,857,500	0.71
Vested	(1,377,500)	0.71

Non-vested at September 30, 2006	1,480,000	0.71
Forfeited	(130,000)	0.71
Granted	651,000	0.61
Vested	(1,025,000)	0.71

Non-vested at September 30, 2007	976,000	0.64

Vested	(874,000)	0.64

Non-vested at September 30, 2008	102,000	$0.70

Vested	(102,000)	0.71

Non-vested at June 30, 2009	–	–

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

10.          Changes in Non-Cash Working Capital

	Nine Months	Nine Months
	Ended June 30, 2009	Ended June 30, 2008
Accounts receivable	$(464,652)	$(98,463)
Prepaid expenses	16,613	(32,698)
Accounts payable	(785,629)	14,714

	$(1,233,668)	$(116,447)

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

Compensation to Contractor

R. N. Dell Energy Ltd. has been contracted to provide geological services to the Company for $17,700 Cdn per month on a month to month basis.

Rental Agreement

On December 1, 2008, the Company signed an office lease agreement commencing January 1, 2009 and expiring on December 31, 2014. The annual payments are as follows:

2009	$9,563
2010	$38,250
2011	$42,502
2012	$42,502
2013	$42,502
2014	$10,626

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

This lawsuit has been stayed pending the outcome of the other litigation by the Plaintiff against some of the above defendants other than Deep Well and Northern. The Company believes the claims are without merit and will vigorously defend against them. As at June 30, 2009, no contingent liability has been recorded, as a successful outcome for the Plaintiff is unlikely.

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

Deep Well plans to vigorously defend itself against the Plaintiff's claims. As at June 30, 2009, no contingent liability has been recorded, as a successful outcome for the Plaintiff is unlikely.

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

Results of Operations for the Nine Months Ended June 30, 2009

Our Company is an exploration stage company and as such does not have commercial production at any of its properties and, accordingly, it currently does not generate cash from operations. Since the inception of our current business plan, our operations have consisted primarily of various exploration and start-up activities relating to our properties, which included acquiring lease holdings by acquisitions and public offerings, seeking institutional investors, locating joint venture partners, acquiring and analyzing seismic data, engaging various firms to comply with leasehold conditions and environmental regulations as well as project management, and developing our long term business strategies. For the nine months ended June 30, 2009, and for the comparable period, we generated no revenues from operations.

	Nine Months	Nine Months	September 10,
	Ended	Ended	2003 to
	June 30, 2009	June 30, 2008	June 30, 2009
Revenue	$–	$–	$–

Expenses
Administrative	$1,845,728	$2,314,391	$9,174,060
Amortization and Accretion	66,702	10,280	82,742
Share Based Compensation	5,802	92,980	923,142

Net Loss from Operations	(1,918,232)	(2,417,651)	(10,179,944)

Other Income and Expenses
Rental and Other Income	17,701	–	17,701
Interest Income	32,410	83,570	198,633
Interest Expense	(3)	(723)	(208,580)
Forgiveness of Loan Payable	–	–	287,406
Settlement of Debt	–	–	24,866
Loss on Disposal of Asset	–	–	(510)

Net Loss and Comprehensive Loss	$(1,868,124)	$(2,334,804)	$(9,860,428)

Our net loss and comprehensive loss for the nine months ended June 30, 2009, was $1,868,124 compared to a net loss and comprehensive loss of $2,334,804 for the nine months ended June 30, 2008. This difference was due primarily to a decrease of $468,663 in general and administrative costs related a decrease of operating expenses and a decrease of $87,178 in stock based compensation expense to the comparable quarter, see Note 9 of the consolidated financial statements disclosed in this report.

For the nine months ended June 30, 2009, interest income decreased by $51,160 compared to the nine months ended June 30, 2008, due to interest received from term deposits.

Operations

Our Company successfully completed its 2008/2009 winter drilling program and met its objectives by drilling 6 wells, 3 of which were drilled on our oil sands permit in order to provide technical data to support the required Department of Energy regulation to convert our oil sands permit into a 15-year primary lease. In addition, three wells were drilled further to the north of the above-mentioned 3 wells and the 3 horizontal wells which were previously drilled by our former farmout partner. These three northern wells continued the delineation of the main reservoir trend and we believe confirmed that the main reservoir continues north. We are evaluating the options for production available to us to decide on a course of action. Drilling on these 80% owned lands has opened new avenues for testing and further development of the Sawn Lake project. On the 12 sections of the jointly held lands, in which we have a 40% working interest, our Company is exploring different plans of action with Andora Energy Corporation, the operator of these 12 sections. The focus of our Company’s drilling program is to define the heavy oil reservoir to establish reserves and to determine the best technology under which oil can be produced from the Sawn Lake project in order to initiate production and generate cash flow.

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

Liquidity and Capital Resources

As of June 30, 2009, our Company’s total assets were $15,494,144, compared to $7,616,716 as of June 30, 2008. The increase in our total assets was due to an increase in long term investments and oil and gas properties. Our total liabilities as of June 30, 2009, were $504,036 compared with $321,870 as of June 30, 2008.

Our working capital (current liabilities subtracted from current assets) is as follows.

	As of	As of	Year Ending
	June 30, 2009	June 30, 2008	September 30, 2008
Current Assets	$2,751,045	$3,209,915	$6,825,548
Current Liabilities	177,617	321,870	963,246
Working Capital	$2,573,428	$2,888,045	$5,862,302

As of June 30, 2009, our Company had working capital of $2,573,428 compared to our working capital of $2,888,045 as of June 30, 2008. Our working capital decrease from the comparable period was due primarily to start up operation expenses incurred to prepare our six well sites for the 2008/2009 winter drilling program. Currently we have no long-term debt.

Our cash and cash equivalents for the nine months ending June 30, 2009, was 1,690,350, compared to $2,825,229 for the comparable nine months ending June 30, 2009. Our Company has raised sufficient funds to conduct our near-term operations during the fiscal years 2005, 2006, 2007, 2008 and 2009. From March 10, 2005 till now, we financed our business operations through a loan, fees derived from the farmout of some of our lands, private offerings of our common stock, and the exercise of certain warrants, realizing gross proceeds of approximately $19.6 million. In these offerings, we sold units comprised of common stock and warrants to purchase additional common stock, and as a result of these offerings, we currently have an aggregate of 42,818,138 outstanding warrants with exercise prices ranging from $0.40 to $1.20. These warrants expiration dates range from March 9, 2010 to October 31, 2012. If all of these warrants are exercised we may realize aggregate proceeds of approximately $30.9 million. However, the warrant holders have complete discretion as to when or if the warrants are exercised before they expire and we cannot guarantee that the warrant holders will exercise any of the warrants.

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

Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors, which may cause the actual results to differ materially from the anticipated future results expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those set forward in the forward-looking statements include, but are not limited to:

•	changes in general business or economic conditions;
•	changes in legislation or regulation that affect our business;
•	our ability to obtain necessary regulatory approvals and permits;
•	opposition to our regulatory requests by various third parties;
•	actions of aboriginals, environmental activists and other industrial disturbances;
•	the costs of environmental reclamation of our lands;
•	availability of labor or materials or increases in their costs;
•	the availability of sufficient capital to finance our business plans on terms satisfactory to us;
•	adverse weather conditions and natural disasters;
•	risks associated with increased insurance costs or unavailability of adequate coverage;
•	volatility of oil and natural gas prices;
•	competition;
•	changes in labor, equipment and capital costs;
•	future acquisitions or strategic partnerships;
•	the risks and costs inherent in litigation;
•	imprecision in estimates of reserves, resources and recoverable quantities of oil and natural gas;
•	product supply and demand;
•	fluctuations in currency and interest rates;
•	the additional risks and uncertainties, many of which are beyond our control, referred to elsewhere in our Form 10-K for the fiscal year ended September 30, 2008, and in our other SEC filings.

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

Disclosure Controls and Procedures

As of the end of our fiscal quarter ended June 30, 2009, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as amended, was carried out under the supervision and with the participation of our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that as of the end of that quarter, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended June 30, 2009, there were changes and improvements in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the fiscal quarter ended June 30, 2009 we continued to implement the formalization and centralization of our accounts payable functions and multi-currency accounting software.

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

(a)            Information Required To Be Disclosed In A Report On Form 8-K, But Not Reported

Deep Well reported all information that was required to be disclosed during the period covered by this Form 10-Q in a subsequent report on Form 10-K or Form 10-Q. Subsequent events not reported on Form 8-K during the period covered by this Form 10-Q but reported in a subsequent report on Form 10-K are as follows:

Subsequent Events Not Reported on Form 8-K during this quarter covered by this report

On April 1, 2009, Brave Consulting Corporation’s contract ended. Our Company engaged Brave Consulting Corporation, a company 50% owned by Mr. David Roff, a director of our Company, in July 2005 until March 2009.

On April 30, 2009, the Alberta Department of Energy approved our application to convert 5 of the 6.5 sections of our 5-year oil sands permit to a 15-year primary lease. 1.5 sections of this 5-year oil sands permit was reverted back to the province of Alberta. By drilling on these lands, where the permit was set to expire, we have preserved title to 5 sections and now have a primary lease, which is valid for an additional 15 years. These 5 sections cover 3,163 gross acres (1,280 gross hectares).

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

DEEP WELL OIL & GAS, INC.

By	/s/ Horst A. Schmid
Dr. Horst A. Schmid
Chief Executive Officer and President
(Principal Executive Officer)

Date	December 9, 2009

By	/s/ Curtis James Sparrow
Mr. Curtis James Sparrow
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date	December 9, 2009