Form 10-K
period 2009-09-30
DEEP WELL OIL & GAS INC
filed 2010-01-13
CIK 869495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2009

or

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
Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).                            Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).         Yes ☐ No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common equity was sold on March 31, 2009 was approximately $10.4 million.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.        Yes ☑ No ☐

As of December 31, 2009, the Issuer had approximately 106,774,258 shares of common stock, $0.001 par value per share outstanding.

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

The following table sets forth the rates of exchange for Canadian dollars per US$1.00 in effect at the end of the following periods and the average rates of exchange during such periods, based on the noon rates of exchange for such periods as reported by the Bank of Canada.

Year ending September 30,	2009	2008	2007	2006

Rate at end of year	$1.0722	$1.0599	$0.9963	$1.1153
Average rate for the year	$1.1804	$1.0092	$1.1132	$1.1425

On January 5, 2010, the noon rate of exchange for Canadian dollars per U.S. dollar was $1.0372.

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

Employees

Our Company currently has three prime subcontractors and three full-time employees. For further information on our subcontractors see “Compensation Arrangements for Executive Officers” under Item 11 “Executive Compensation”. We expect to hire from time to time more employees, independent consultants, and contractors during the stages of implementing our plans.

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

We Are An Exploration Stage Company Implementing A New Business Plan. We are an exploration stage Company with only a limited operating history upon which to base an evaluation of our current business and future prospects, and we have just begun to implement our business plan. Since our inception, we have suffered recurring losses from operations and have been dependent on new investment to sustain our operations. During the years ended September 30, 2009, 2008 and 2007 we reported net losses of $2,167,343, $2,796,055 and $1,435,664 respectively. In addition, our consolidated financial statements for the years ended September 30, 2006 and 2005 contained a “going concern” qualification and we cannot give any assurances that we can achieve profits from any future operations.

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

We Could Be Subject to SEC Penalties If We Do Not File All Of Our SEC Reports. Although we are presently up to date in our filings, in the past we have not filed all of our annual and quarterly reports, required to be filed by us with the SEC, in a timely manner. It is possible that the SEC could take enforcement action, including potentially the de-registration of our securities, against us, if we fail to file our annual and quarterly reports in a timely manner as required by the SEC. If the SEC were to take any such actions, it could adversely affect the liquidity of trading in our common stock and the amount of information about our Company that is publicly available.

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

Office Leases

We lease and maintain office space in Edmonton, Alberta for corporate and administrative operations, the lease expires on December 31, 2014. We also lease and maintain office space in Calgary, Alberta for exploration operations; the lease expires on November 30, 2012.

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

In conjunction with our 2008/2009 winter drilling program, and effective December 1, 2008, we acquired existing road infrastructure from Paramount Resources Ltd. (“Paramount”) through a transfer of title of 6 Paramount P&NG properties to us. These 6 P&NG properties, of which 2 were expected to immediately expire and 4 are expected to expire within 6 months, cover 11,387 gross acres (4,608 gross hectares) of which 3,796 gross acres (1,536 gross hectares) overlay our Sawn Lake oil sands leases. These properties included the transfer of 7 mineral surface leases (proposed well sites or “MSLs”) and 4 licenses of occupation (access roads or “LOCs”) totalling 12 km of roads that were transferred to us, along with 2 vertical wells 1 of which is located on our Sawn Lake oil sands lease and the other located approximately 2.5 miles north of our Sawn Lake oil sands lease.

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

The following table summarizes our gross and net developed and undeveloped oil and natural gas rights under lease as of September 30, 2009.

OIL AND NATURAL GAS RIGHTSas of September 30, 2009
	Gross Hectares	Net Hectares	Gross Acres	Net Acres
Oil Sands Developed Acreage
Sawn Lake – Peace River oil sands area, Alberta, Canada	None	None	None	None
Total	None	None	None	None

Oil Sands Undeveloped Acreage
Sawn Lake – Peace River oil sands area, Alberta, Canada
56 sections (1)	14,336	11,469	35,425	28,340
12 sections (2)	3,072	1,229	7,591	3,036
Total	17,408	12,698	43,016	31,376

Petroleum and Natural Gas License Developed Acreage
Alberta, Canada	None	None	None	None
Total	None	None	None	None

Petroleum and Natural Gas License Undeveloped Acreage
Sawn Lake – within the Peace River oil sands, Alberta, Canada
9 sections (3)	2,304	2,304	5,693	5,693
Ochre – within the Peace River oil sands Area, Alberta, Canada
6 sections (3)	1,536	1,536	3,796	3,796
Total	3,840	3,840	9,489	9,489

TOTAL HECTARES/ACREAGE	21,248	16,538	52,505	40,865

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

*40% working interest
**80% working interest

Present Activities

We successfully completed our 2008/2009 winter drilling program and met our objectives by drilling 6 wells, 3 of which were drilled on our oil sands permit in order to provide technical data to support the required Department of Energy regulation to convert our 5-year oil sands permit into a 15-year primary lease. In addition, three wells were drilled further to the North of the above-mentioned 3 wells and the 3 horizontal wells previously drilled by our former Farmout partner, Signet. Signet subsequently merged with 1350826 Alberta Ltd. a wholly owned subsidiary of Andora Energy Corporation (hereinafter referred to as “Andora”). Andora is a private company approximately 53% owned by Pan Orient Energy Corp. We own approximately 4% of Andora’s issued and outstanding shares. These three northern wells, drilled by us, continued the delineation of the main reservoir trend and confirmed that the main reservoir continues north. We are evaluating the many options for production now available to us to decide the best course of action. Drilling on these 80% owned lands has opened new avenues for testing and further development of the Sawn Lake project. On the 12 sections of the jointly held lands, in which we have a 40% working interest, our Company is exploring different plans of action with Andora, the operator of these 12 sections. The focus of our Company’s drilling program is to define the heavy oil reservoir to establish reserves and to determine the best technology under which oil can be produced from the Sawn Lake project in order to initiate production and generate a cash flow.

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

On January 8, 2009, as operator, we successfully spudded the third well of our six well 2008/2009 winter drilling program. This well is located at 10-33-091-13W5 in North Central Alberta and was drilled to a vertical depth of 708 meters. This well determined the south western edge of the Bluesky reservoir of our Sawn Lake Project. As a consequence, we have let 1.5 sections of our lands revert back to the Alberta Government.

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

This lawsuit has been stayed pending the outcome of the other litigation by IGM against some of the above defendants other than Deep Well and Northern. The Company believes the claims are without merit and will vigorously defend against them. As of September 30, 2009, no contingent liability has been recorded as a successful outcome for the Plaintiff is unlikely.

Hardie & Kelly vs. Brown, et al

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

We plan to vigorously defend ourselves against the Plaintiff’s claims. As at September 30, 2009, no contingent liability has been recorded as a successful outcome for the Plaintiff is unlikely.

Menno Wiebe and Jacobean Resource International vs. Deep Well Oil & Gas, Inc., et al - DISMISSED

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

Deep Well Oil & Gas, Inc. vs. Tamm Oil and Gas Corp., et. al. - SETTLED

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

ITEM 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no matter submitted during the fiscal year ending September 30, 2009 covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

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

Market Price Information for Common Stock

Deep Well’s stock is currently quoted on the pink sheets under the trading symbol DWOG. The following table sets forth the high and low sales prices for Deep Well common stock as reported on the pink sheets for the periods indicated below. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

	High	Low

Fiscal 2006
First Quarter	$1.31	$0.37
Second Quarter	$2.98	$1.15
Third Quarter	$2.85	$1.45
Fourth Quarter	$1.76	$0.57

Fiscal 2007
First Quarter	$0.66	$0.33
Second Quarter	$0.56	$0.23
Third Quarter	$1.05	$0.35
Fourth Quarter	$0.84	$0.45

Fiscal 2008
First Quarter	$0.58	$0.45
Second Quarter	$0.63	$0.31
Third Quarter	$0.73	$0.42
Fourth Quarter	$0.58	$0.20

Fiscal 2009
First Quarter	$0.39	$0.13
Second Quarter	$0.29	$0.14
Third Quarter	$0.19	$0.14
Fourth Quarter	$0.20	$0.13

Fiscal 2010
First Quarter	$0.18	$0.11

Holders of Record

As of January 7, 2010, we had approximately 169 holders of record of our shares of common stock. Our Company estimates that investment dealers and other nominees are the record holders for approximately 2,713 beneficial holders.

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

Equity Compensation Plan Information

The following table provides information as of September 30, 2009 with respect to shares of Deep Well’s common stock that may be issued under our existing equity compensation plans.

Equity Compensation Plan Category	(a) Number of Securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	None	None	None

Equity compensation plans not approved by security holders	3,378,500	$0.69	7,298,926	*

Total	3,378,500	$0.69	7,298,926	*

* Based on 106,774,258 issued and outstanding shares as at September 30, 2009. The maximum number of common shares that may be reserved for issuance under the Stock Option Plan may not exceed 10% of our Company’s issued and outstanding common shares.

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

You should read the following discussion and analysis in conjunction with our Company’s consolidated financial statements and related notes. For the purpose of this discussion, unless the context indicates another meaning, the terms: “Company”, “we”, “us” and “our” refer to Deep Well Oil & Gas, Inc. and its subsidiaries. This discussion includes forward-looking statements that reflect our current views with respect to future events and financial performance that involve risks and uncertainties. Our actual results, performance or achievements could differ materially from those anticipated in the forward-looking statements as a result of certain factors including risks discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Forward-Looking Statements” below and elsewhere in this report, and under the heading “Risk Factors” and “Environmental Laws and Regulations” disclosed in this report on Form 10-K for the fiscal year ended September 30, 2009.

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

Results of Operations for the Year Ended September 30, 2009

Our Company is an exploration stage company and as such does not have commercial production at any of its properties and, accordingly, it currently does not generate cash from operations. Since the inception of our current business plan, our operations have consisted primarily of various exploration and start-up activities relating to our properties, which included acquiring lease holdings by acquisitions and public offerings, seeking institutional investors, locating joint venture partners, acquiring and analyzing seismic data, engaging various firms to comply with leasehold conditions and environmental regulations as well as project management, and developing our long term business strategies. For year ended September 30, 2009, and for the comparable period, we generated no revenues from operations.

			September 10, 2003
	Year Ended	Year Ended	to
	September 30, 2009	September 30, 2008	September 30, 2009

Revenue	$–	$–	$–
Expenses
Administrative	$2,068,176	$2,769,379	$9,396,508
Amortization and Accretion	146,261	13,706	162,301
Share Based Compensation	5,802	111,815	923,142

Net Loss from Operations	(2,220,239)	(2,894,900)	(10,481,951)

Other Income and Expenses
Rental and Other Income	18,073	–	18,073
Interest Income	34,826	100,070	201,049
Interest Expense	(3)	(715)	(208,580)
Forgiveness of Loan Payable	–	–	287,406
Settlement of Debt	–	–	24,866
Loss on Disposal of Asset	–	(510)	(510)

Net Loss and Comprehensive Loss	$(2,167,343)	$(2,796,055)	$(10,159,647)

Our net loss and comprehensive loss for the year ended September 30, 2009, was $2,167,343 compared to a net loss and comprehensive loss of $2,796,055 for the year ended September 30, 2008. This difference was due primarily to a decrease of $701,203 in general and administrative costs, and a decrease of $106,013 in stock based compensation expense compared to the year ended September 30, 2008. See Note 9 to our consolidated financial statements included in this report.

For the year ended September 30, 2009, interest income decreased by $65,244, compared to the year ended September 30, 2008, due primarily to interest from term deposits.

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

Liquidity and Capital Resources

As of September 30, 2009, our Company’s total assets were $15,083,173 compared to $12,815,676 as of September 30, 2008, and our total liabilities as of September 30, 2009, were $392,284 compared with $963,246 as of September 30, 2008. The increase in our total assets was due primarily to an increase in long-term investments and oil and gas properties. The decrease in our total liabilities was due to a decrease in our accounts payable.

Our working capital (current liabilities subtracted from current assets) is as follows.

	September 30, 2009	September 30, 2008

Current Assets	$2,032,025	$6,825,548
Current Liabilities	34,049	963,246
Working Capital	$1,997,976	$5,862,302

As of September 30, 2009, our Company had working capital of $1,997,976 compared to our working capital of $5,862,302 as of September 30, 2008. Our working capital decrease was due primarily to start up operation expenses incurred to drill our six wells for the 2008/2009 winter drilling program. Currently we have no long-term debt.

Our cash and cash equivalents for the year ending September 30, 2009, was $945,835 compared to $6,212,892 for the comparable year ending September 30, 2008. The decrease in our cash and cash equivalents was due primarily to operation expenses incurred for our 2008/2009 drilling program. Our Company has raised sufficient funds to conduct our operations during the fiscal years 2005, 2006, 2007, 2008 and 2009. From March 10, 2005 till now, we have financed our business operations through a loan, fees derived from the farmout of some of our lands, private offerings of our common stock, and the exercise of certain warrants, realizing gross proceeds of approximately $19.6 million. In these offerings, we sold units comprised of common stock and warrants to purchase additional common stock, and as a result of these offerings, we currently have an aggregate of 42,818,138 warrants outstanding with exercise prices ranging from $0.40 to $1.20. These warrants expiration dates range from March 9, 2010 to October 31, 2012. If all of these warrants are exercised we may realize aggregate proceeds of approximately $30.9 million. However, the warrant holders have complete discretion as to when or if the warrants are exercised before they expire and we cannot guarantee that the warrant holders will exercise any of the warrants.

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
Fax 801-262-3978

Board of Directors
Deep Well Oil & Gas, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Deep Well Oil & Gas, Inc. and Subsidiaries (exploration stage company) at September 30, 2009 and 2008, and the related statements of operations, stockholders' equity, and cash flows for the years ended September 30, 2009, 2008 and 2007 and the period September 10, 2003 (date of inception) to September 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Deep Well Oil & Gas, Inc. and Subsidiaries at September 30, 2009 and 2008 and the related statements of operations, and cash flows for the years ended September 30, 2009, 2008 and 2007 and the period September 10, 2003 to September 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

Murray, Utah
January 12, 2010	/s/ Madsen & Associates, CPA’s Inc.

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
Consolidated Balance Sheets
September 30, 2009 and September 30, 2008

	September 30, 2009	September 30, 2008

ASSETS
Current Assets
Cash and cash equivalents	$945,835	$6,212,892
Accounts receivable	990,239	405,826
Prepaid expenses	95,951	206,830

Total Current Assets	2,032,025	6,825,548

Long Term Investments (Note 5)	77,036	–
Oil and gas properties (Note 3)	12,221,352	5,947,544
Property & equipment net of depreciation (Note 4)	752,760	42,584

TOTAL ASSETS	$15,083,173	$12,815,676

LIABILITIES
Current Liabilities
Accounts payable	$34,049	$937,967
Accounts payable – related parties (Note 6)	–	25,279

Total Current Liabilities	34,049	963,246

Asset retirement obligations (Note 7)	358,235	–

TOTAL LIABILITIES	392,284	963,246

SHAREHOLDERS’ EQUITY
Common stock: (Note 8)
Authorized: 300,000,000 shares at $0.001 par value
Issued and outstanding: 106,774,258 shares
(September 2008 – 94,274,258 shares) (Note 8)	106,773	94,273
Additional paid in capital	24,743,763	19,750,461
Deficit (dated September 10, 2003)	(10,159,647)	(7,992,304)

Total Shareholders’ Equity	14,690,889	11,852,430

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$15,083,173	$12,815,676

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the Years Ended September 30, 2009, 2008 and 2007 and the Period September 10, 2003
(Inception of Exploration Stage) to September 30, 2009

	2009	2008	2007	September 10, 2003 to September 30, 2009

Revenue	$–	$–	$–	$–

Expenses
Administrative	2,068,176	2,769,379	1,451,538	9,396,508
Amortization and accretion	146,261	13,706	1,420	162,301
Share based compensation	5,802	111,815	246,643	923,142

Net loss from operations	(2,220,239)	(2,894,900)	(1,699,601)	(10,481,951)

Other income and expenses
Rental and other income	18,073	–	–	18,073
Interest income	34,826	100,070	50,183	201,049
Interest expense	(3)	(715)	(73,652)	(208,580)
Forgiveness of loan payable	–	–	287,406	287,406
Settlement of debt	–	–	–	24,866
Loss on disposal of asset	–	(510)	–	(510)

Net loss and comprehensive loss	$(2,167,343)	$(2,796,055)	$(1,435,664)	$(10,159,647)

Net loss per common share
Basic and Diluted	$(0.02)	$(0.03)	$(0.02)

Weighted Average Outstanding Shares
– stated in 1,000’s
Basic and Diluted	105,713	85,002	70,836

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Period September 10, 2003 (Inception of Exploration Stage) to September 30, 2009

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
For the Period September 10, 2003 (Inception of Exploration Stage) to September 30, 2009

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

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Continued)
For the Period September 10, 2003 (Inception of Exploration Stage) to September 30, 2009

	Common Shares
				Capital
			Additional	Stock
			Paid in	Subscriptions	Accumulated
	Shares	Amount	Capital	Received	Deficit	Total

Subtotal carried forward from previous page	83,635,961	83,635	14,402,641	–	(3,760,585)	10,725,691

Warrant exchange September 4, 2007
- Share value transferred from warrants	–	–	11,467	–	–	11,467
- Warrants cancelled (500,000)	–	–	(130,276)	–	–	(130,276)
- Warrants issued (625,000)	–	–	118,809	–	–	118,809
Warrant exchange September 10, 2007
- Share value transferred from warrants	–	–	7,237	–	–	7,237
- Warrants cancelled (287,500)	–	–	(74,909)	–	–	(74,909)
- Warrants issued (359,375)	–	–	67,672	–	–	67,672
Options granted for services	–	–	246,643	–	–	246,643
Net operating loss for the	–	–	–	–	–	–
year ended September 30, 2007	–	–	–	–	(1,435,664)	(1,435,664)

Balance at September 30, 2007	83,635,961	83,635	14,649,284	–	(5,196,249)	9,536,670

August 12, 2008
- Warrants expired (560,946) (Note 8)	–	–	–	–	–	–
Private Placement August 14, 2008
- Shares	10,638,297	10,638	3,099,429	–	–	3,110,067
- Warrants (10,638,297) (Note 8)	–	–	1,619,827	–	–	1,619,827
- Special warrants (2,000,000) (Note 8)	–	–	270,106	–	–	270,106
Options granted for services	–	–	111,815	–	–	111,815

Net operating loss for the year ended September 30, 2008	–	–	–	–	(2,796,055)	(2,796,055)

Balance at September 30, 2008	94,274,258	94,273	19,750,461	–	(7,992,304)	11,852,430

October 11, 2008
- Warrants expired (3,150,000) (Note 8)	–	–	–	–	–	–
Private Placement October 31, 2008
- Shares	12,500,000	12,500	3,247,870	–	–	3,260,370
- Warrants (12,500,000) (Note 8)	–	–	1,559,307	–	–	1,559,307
- Special warrants (2,000,000) (Note 8)	–	–	180,323	–	–	180,323
January 13, 2009
- Warrants expired (73,000) (Note 8)	–	–	–	–	–	–
Options granted for services	–	–	5,802	–	–	5,802

Net operating loss for the year ended September 30, 2009	–	–	–	–	(2,167,343)	(2,167,343)

Balance at September 30, 2009	106,774,258	$106,773	$24,743,763	$–	$(10,159,647)	$14,690,889

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended September 30, 2009, 2008 and 2007 and the Period September 10, 2003
(Inception of Exploration Stage) to September 30, 2009

	2009	2008	2007	September 10, 2003 to September 30, 2009

CASH PROVIDED BY (USED IN):

Operating Activities
Net loss	$(2,167,343)	$(2,796,055)	$(1,435,664)	$(10,159,647)
Items not affecting cash:
Stock based compensation	5,802	111,815	246,643	923,142
Bad debts	–	–	–	170,084
Amortization and accretion	146,261	13,706	1,420	162,301
Forgiveness of loan payable	–	–	(287,406)	(287,406)
Settlement of lawsuit	–	–	435,550	435,550
Commissions withheld from loans proceeds	–	–	–	121,000
Loss on disposal of asset	–	510	–	510
Net changes in non-cash working capital (Note 10)	(1,402,731)	296,959	(499,347)	(1,225,654)

	(3,418,011)	(2,373,065)	(1,538,804)	(9,860,120)
Investing Activities
Purchase of property and equipment	(835,128)	(53,237)	(1,658)	(893,993)
Purchase of oil and gas properties	(5,936,882)	(1,593,718)	–	(7,641,992)
Long Term Investments	(77,036)	–	–	(77,036)
Cash from acquisition of subsidiary	–	–	–	11,141
Return of costs from farmout agreement	–	–	–	961,426

	(6,849,046)	(1,646,955)	(1,658)	(7,640,454)

Financing Activities
Loan payable	–	–	–	275,852
Loan advance – related parties	–	–	–	(811,746)
Note payable repayment	–	(11,250)	–	(111,306)
Debenture repayment	–	–	–	(1,004,890)
Proceeds from issuance of common stock	5,000,000	5,000,000	6,734,300	19,219,499
Proceeds from debenture net of commissions	–	–	–	879,000

	5,000,000	4,988,750	6,734,300	18,446,409

Increase (decrease) in cash and cash equivalents	(5,267,057)	968,730	5,193,838	945,835

Cash and cash equivalents, beginning of year	6,212,892	5,244,162	50,324	–

Cash and cash equivalents, end of year	$945,835	$6,212,892	$5,244,162	$945,835

Supplemental Cash Flow Information:
Interest expense	$3	$715	$73,652

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 and 2008

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

Property and Equipment

Property and equipment are stated at cost less accumulated amortization. Amortization expense is computed using the declining balance method over the estimated useful life of the asset. Only half of the amortization rate is taken in the year of acquisition. The following is a summary of the estimated useful life used in computing amortization expense:

Software	-	100%
Office furniture and equipment	-	20%
Computer equipment	-	55%
Portable work camp	-	30%
Vehicles	-	30%
Oilfield Equipment	-	20%
Road Mats	-	30%
Tanks	-	10%

Expenditures for major repairs and renewals that extend the useful life of the asset are capitalized. Minor repair expenditures are charged to expense as incurred. Leasehold improvements are amortized over the greater of five years or the remaining life of the lease agreement.

Long-Lived Assets

The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment is measured as the amount by which the assets’ carrying value exceeds its fair value.

Asset Retirement Obligations

The Company accounts for asset retirement obligations by recording the estimated future cost of the Company’s plugging and abandonment obligations. The asset retirement obligation is recorded when there is a legal obligation associated with the retirement of a tangible long-lived asset and the fair value of the liability can reasonably be estimated. Upon initial recognition of an asset retirement obligation, the Company increases the carrying amount of the long-lived asset by the same amount as the liability. Over time, the liabilities are accreted for the change in their present value through charges to oil and gas production and well operations costs. The initial capitalized costs are depleted over the useful lives of the related assets through charges to depreciation, depletion, and amortization. If the fair value of the estimated asset retirement obligation changes, an adjustment is recorded to both the asset retirement obligation and the asset retirement cost. Revisions in estimated liabilities can result from revisions of estimated inflation rates, escalating retirement costs, and changes in the estimated timing of settling asset retirement obligations. As at September 30, 2009, asset retirement obligations amount to $358,235. The Company has posted bonds, where required, with the Government of Alberta based on the amount the government estimates the costs of abandonment and reclamation to be.

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

Financial Instruments

Fair Values

The fair values of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accounts payable – related parties approximate their carrying values due to the short-term nature of these financial instruments.

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

The Company has acquired interests in certain oil sands properties located in North Central Alberta, Canada. The terms include certain commitments related to oil sands properties that require the payments of rents as long as the leases are non-producing. As of September 30, 2009, Northern’s net payments due in Canadian dollars under this commitment are as follows:

2010	$45,158
2011	$45,158
2012	$45,158
2013	$45,158
2014	$45,158
2015	$45,158
Subsequent	$182,784

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

The Company plans to meet the second of these conditions. As at September 30, 2009, ten of these wells have been drilled.

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

This consists of comparing the carrying value of the asset with the asset's expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows represent management's best estimate based on reasonable and supportable assumptions. Proven oil and gas properties are reviewed for impairment on a field-by-field basis. No impairment losses were recognized for the period ended September 30, 2009 (September 30, 2008 - $nil).

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

On April 30, 2009, 1.5 sections of previously owned leases reverted back to the provincial government.

4.	PROPERTY AND EQUIPMENT

	September 30, 2009
		Accumulated	Net Book
	Cost	Amortization	Value

Computer Equipment	$31,460	$18,552	$12,908
Office furniture and equipment	33,476	9,856	23,620
Software	5,826	5,826	–
Leasehold improvements	4,935	781	4,154
Portable work camp	170,580	25,587	144,993
Vehicles	38,077	5,712	32,365
Oilfield equipment	148,352	14,835	133,517
Road Mats	364,614	54,692	309,922
Tanks	96,085	4,804	91,281

	$893,405	$140,645	$752,760

	September 30, 2008
		Accumulated	Net Book
	Cost	Amortization	Value

Computer equipment	$24,160	$7,417	$16,743
Office furniture and equipment	26,695	4,799	21,896
Software	5,826	3,318	2,508
Leasehold improvements	1,597	160	1,437

	$58,278	$15,694	$42,584

5.	LONG TERM INVESTMENTS

Long term investments consist of cash held in trust by the Energy Resources Conservation Board which bears a interest at a rate of prime minus 0.375% and has no stated date of maturity.

6.	SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Accounts payable – related parties was $nil for the year ended September 30, 2009 (September 30, 2008 - $25,279 - resulted from fees payable to corporations owned by directors were unsecured, non-interest bearing, and had no fixed terms of repayment).

Officers, directors, their families, and their controlled entities have acquired 39.40% of the Company’s outstanding common capital stock. This percentage does not include unexercised warrants or stock options.

7.	ASSET RETIREMENT OBLIGATIONS

The total future asset retirement obligation is estimated by management based on the Company’s net working interests in all wells and facilities, estimated costs to reclaim and abandon wells and facilities and the estimated timing of the costs to be incurred in future periods. At September 30, 2009, the Company estimates the undiscounted cash flows related to asset retirement obligation to total approximately $531,055. The fair value of the liability at September 30, 2009 is estimated to be $358,235 using a risk free rate of 3.74% and an inflation rate of 2%. The actual costs to settle the obligation are expected to occur in approximately 35 years.

Changes to the asset retirement obligation were as follows:

September 30, 2009

Balance, beginning of year	$–
Liabilities incurred	345,320
Accretion expense	12,915

Balance, end of year	$358,235

8.	SHARE CAPITAL

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

On January 13, 2009, 73,000 warrants previously granted on January 13, 2006 expired.

The warrants outstanding as of September 30, 2009, were 42,818,138 (September 30, 2008 – 31,541,138) and are valued at $6,612,481 (September 30, 2008 - $5,472,837).

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

The maximum number of shares, which may be reserved for issuance under the Plan, may not exceed 10% of the Company’s issued and outstanding Common Shares, subject to adjustment as contemplated by the Plan. The aggregate number of Common Shares with respect to which options may be vested to any one person (together with their associates) in any one year, together with all other incentive plans of the Company, may not exceed 500,000 Common Shares, and in total may not exceed 2% of the total number of Common Shares outstanding.

For the period ended September 30, 2009, the Company recorded $5,802 (September 30, 2008 - $111,815) of compensation expense based on its use of the Black-Scholes model to estimate the grant-date fair value of these unit option awards. No options were exercised during the period ended September 30, 2009, therefore, the intrinsic value of the options exercised during the period ended September 30, 2009 is nil. As of September 30, 2009, there was no remaining unrecognized compensation cost related to the non-vested portion of these unit option awards. Compensation expense is based upon straight-line amortization of the grant-date fair value over the vesting period of the underlying unit option. Since the Company is a relatively new public company and has minimal trading history, it has used an estimated volatility of approximately 138% for the period ended September 30, 2009 based on the trading history available.

	Shares Underlying Options Outstanding			Shares Underlying Options Exercisable
Range of Exercise Prices	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price
$0.47 at September 30, 2009	276,000	2.97	$0.47	276,000	$0.47
$0.71 at September 30, 2009	3,102,500	1.27	0.71	3,102,500	0.71

	3,378,500	1.41	$0.69	3,378,500	$0.69

The aggregate intrinsic value of exercisable options as of September 30, 2009, was $nil (September 30, 2008 – $nil).

The following is a summary of stock option activity as at September 30, 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Market Value

Balance, September 30, 2005	–	$–	$–
Options granted November 28, 2005	2,857,500	0.71	0.27

Balance, September 30, 2006	2,857,500	0.71	0.27
Options forfeited September 21, 2007	(130,000)	0.71	0.27
Options granted October 25, 2006	375,000	0.71	0.38
Options granted September 20, 2007	276,000	0.47	0.45

Balance, September 30, 2007	3,378,500	$0.69	$0.27

Balance, September 30, 2008	3,378,500	$0.69	$0.27

Balance, September 39, 2009	3,378,500	$0.69	$0.27

Exercisable, September 30, 2009	3,378,500	$0.69	$0.27

The following table summarizes the activity of the Company’s non-vested stock options since October 1, 2005:

	Non-Vested Options
	Number of Shares	Weighted Average Exercise Price

Non-vested at October 1, 2005	–	$–
Granted	2,857,500	0.71
Vested	(1,377,500)	0.71

Non-vested at September 30, 2006	1,480,000	0.71
Forfeited	(130,000)	0.71
Granted	651,000	0.61
Vested	(1,025,000)	0.71

Non-vested at September 30, 2007	976,000	0.64

Vested	(874,000)	0.64

Non-Vested at September 30, 2008	102,000	0.70

Vested	(102,000)	0.71

Non-vested at September 30, 2009	–	$–

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

10.	CHANGES IN NON-CASH WORKING CAPITAL

	2009	2008	2007

Accounts receivable	$(584,413)	$(325,744)	$(20,809)
Prepaid expenses	110,879	(33,387)	(112,067)
Accounts payable	(929,197)	656,090	(366,471)

	$(1,402,731)	$296,959	$(499,347)

11.	INCOME TAXES

As of September 30, 2009, the Company has approximately $3,706,111 (2008 – $2,884,771) of net operating losses expiring through 2029 that may be used to offset future taxable income but are subject to various limitations imposed by rules and regulations of the Internal Revenue Service. The net operating losses are limited each year to offset future taxable income, if any, due to the change of ownership in the Company's outstanding shares of common stock. In addition, at September 30, 2009, the Company had an unused Canadian net operating loss carry-forward of approximately $7,013,826 (2008 – $6,859,024), expiring through 2029. These operating loss carry-forwards may result in future income tax benefits of approximately $3,331,148; however, because realization is uncertain at this time, a valuation reserve in the same amount has been established. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The components of the net deferred tax asset, the statutory tax rate, the effective rate and the elected amount of the valuation allowance are as follows:

	Year Ended September 30, 2009	Year Ended September 30, 2008

Statutory and effective tax rate
Domestic
Statutory U.S. federal rate	35.00%	35.00%
Foreign	29.50%	29.50%

Income taxes recovered at the statutory and effective tax rate
Domestic
Statutory U.S. federal rate	$289,500	$442,864
Foreign	388,658	452,989

Timing differences:
Non-deductible expenses	(115,775)	37,484
Financing fees	801	62,251
Other deductible charges	2,067	7,883
Benefit of tax losses not recognized in the year	(565,251)	(1,003,471)

Income tax recovery (expense) recognized in the year	$–	$–

The approximate tax effects of each type of temporary difference that gives rise to deferred tax assets are as follows:

	September 30, 2009	September 30, 2008

Deferred income tax assets (liabilities)
Net operating loss carry-forwards	$3,331,148	$3,033,082
Oil and gas properties	79,732	16,639
Finance fee deductible in future years	498	1,496
Equipment	36,665	4,496
Valuation allowance	(3,448,043)	(3,055,713)

Net deferred income tax assets	$–	$–

12.	COMMITMENTS

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

2010	$38,250
2011	$42,502
2012	$42,502
2013	$42,502
2014	$10,626

13	LEGAL ACTIONS

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

This lawsuit has been stayed pending the out come of the other litigation by the Plaintiff against some of the above defendants other than Deep Well and Northern. The Company believes the claims are without merit and will vigorously defend against them. As of September 30, 2009, no contingent liability has been recorded as a successful outcome for the Plaintiff is unlikely.

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

Deep Well Plans to vigorously defend itself against the Plaintiff’s claims. As at September 30, 2009, no contingent liability has been recorded as a successful outcome for the Plaintiff is unlikely.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the fiscal years ended September 30, 2009 and 2008, there were no changes in, or disagreements with, our independent accountant on accounting and financial disclosure matters.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of our fiscal year ended September 30, 2009, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as amended was carried out under the supervision and with the participation of our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that as of the end of that fiscal year, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the fiscal year ended September 30, 2009, there were changes and improvements in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the fiscal year we continued to implement the formalization and centralization of our accounts payable functions and multi-currency accounting software.

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

Biographies of Directors and Executive Officers

Brief biographies of the directors and executive officers of Deep Well are set forth below. All directors hold office until the next annual stockholders’ meeting or until their death, resignation, retirement, removal, disqualification or until their successors have been elected and qualified. Vacancies in the existing Board may be filled by majority vote of the remaining directors. Officers of our Company serve at the will of the Board of Directors. As of September 30, 2009 there are no written employment contracts outstanding, but there are consulting contracts as disclosed herein.

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

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our Company’s officers, directors and persons who beneficially own more than 10% of a registered class of our Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission, and to furnish to our Company copies of such reports. Based solely on the review of copies of the forms received, by our Company, during the September 30, 2009 fiscal year, as required under Section 16(a)(2) of the Securities Exchange Act of 1934 by Mr. Malik Youyou a director and a 10% or more beneficial owner of our Company, filed three Form 4s late; Mr. Christian Demoyen a director of our Company, filed one Form 3 and one Form 4 late.

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

Corporate Governance

Director Independence

We have not adopted standards for director independence, but in making a determination on director independence under the standards for independence set forth by the NASDAQ Marketplace rules, we determined that as of September 30, 2009, our Board of Directors consisted of four independent and four non-independent directors. The directors of our Company are as follows:

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

Board Meetings, Committees and Annual Meeting Attendance

In the September 30, 2009 fiscal year our Board of Directors had three meetings or written resolutions. Each director of our Company attended 100% of all meetings held by the Board of Directors except one director who attended 67% of all meetings held by the Board of Directors. We did not have a general meeting of stockholders during the fiscal years ended September 30, 2009 or September 30, 2008.

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

Audit Committee

We are currently reviewing our audit committee to ensure its director independence and its charter; therefore we do not have an active independent audit committee at this time. Our management along with our independent third party chartered accounting firm, Collins Barrow, performed all work relating to the preparation of the audit of our financial statements for the September 30, 2009 fiscal year.

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

Shareholder Communications

We currently do not have a process for stockholders to send communications to our Board of Directors, however all shareholder communications received by us are forwarded to the Chairman of the Board. Our Board of Directors will address this issue in the future to determine a process for stockholders to communicate directly with the Board of Directors of our Company. We did not have a general meeting of stockholders during the fiscal years ended September 30, 2009 or September 30, 2008.

ITEM 11.            EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides information about the compensation paid to, earned or received during the last two fiscal years ended September 30, 2009, September 30, 2008 and September 30, 2007 the executive officers listed below (the “Named Executive Officers”).

Executive Compensation Summary

Name and Principal Position	Fiscal Year Sept. 30	Salary ($Cdn)		Bonus $	Stock Awards $	Option Awards $ (If approved by the shareholders) (20)		Non-Equity Incentive Plan Compen- sation $	Non- qualified Deferred Compen- sation Earnings $	All Other Compen- sation $		Total ($US)

Dr. Horst A. Schmid (1)	2009	$150,000	(2)	$–	$–	$–		$–	$–	$3,000	(4)	$142,905
President and	2008	150,000	(2)	–	–	3,730	(3)	–	–	6,000	(4)	151,255
Chief Executive Officer	2007	150,000	(2)	–	–	38,394	(3)	–	–	16,000	(4)	204,949

Mr. Curtis James Sparrow (5)	2009	$180,000	(6)	$–	$–	$–		$–	$–	$1,500	(8)	$169,386
Chief Financial Officer	2008	180,000	(6)	–	–	3,730	(7)	–	–	3,000	(8)	176,560
	2007	180,000	(6)	–	–	38,394	(7)	–	–	8,000	(8)	227,060

Mr. Cyrus Spaulding (9)	2009	$–		$–	$–	$–		$–	$–	$1,500	(12)	$1,500
Chief Operating Officer	2008	–		–	–	7,862	(11)	–	–	2,500	(12)	10,362
	2007	121,420	(10)	–	–	54,283	(11)	–	–	7,000	(12)	183,152

Mr. David Roff (13)	2009	$144,000	(14)	$–	$–	$5,713	(15)	$–	$–	$1,500	(16)	$141,522
Consultant	2008	172,000	(14)	–	–	20,828	(15)	–	–	3,000	(16)	186,110
	2007	96,000	(14)	–	–	75,334	(15)	–	–	8,000	(16)	179,689

Mr. Edward Howard (17)	2009	$194,700	(18)	$–	$–	$–		$–	$–	$–		$181,597
Geologist	2008	219,637	(18)	–	–	56,120	(19)	–	–	–		263,348
	2007	6,638	(18)	–	–	–		–	–	–		6,663

(1) Dr. Horst A. Schmid has served our Company as director and Chairman of the Board since February 6, 2004 to present. From June 29, 2005 to present he has been the President and Chief Executive Officer of our Company.

(2) Portwest Investments Ltd., a company owned 100% by Dr. Horst A. Schmid, provided services as Chief Executive Officer and President to our Company and was paid Cdn $150,000 for the 2009 fiscal year, Cdn $150,000 for the 2008 fiscal year and Cdn $150,000 for the 2007 fiscal year.

(3) On November 28, 2005, our Company granted Dr. Horst A. Schmid options to purchase 375,000 shares of our common stock on becoming a director of our Company, at an exercise price of $0.71 per share, of which 175,000 vested immediately upon grant and another 100,000 vested on February 6, 2006 and another 100,000 vested on February 6, 2007. Based on the Black-Scholes valuation method Dr. Schmid’s estimated amortized value vested in 2008 and 2007 was $0 and $8,062, respectively. In addition to Dr. Schmid’s director’s options, Portwest Investments Ltd., a company owned 100% by Dr. Schmid, was granted options to purchase 390,000 shares of our common stock for providing consulting services as President and Chief Executive Officer of our Company, of which 130,000 vested on July 1, 2006, another 130,000 vested on July 1, 2007 and another 130,000 vested on July 1, 2008. Based on the Black-Scholes valuation method Portwest Investment Ltd.’s estimated amortized value vested in 2008 and 2007 was $3,730 and $30,332, respectively.

(4) Dr. Horst A. Schmid was paid $3,000 for the fiscal year 2009, $6,000 for the fiscal year 2008 and $16,000 for the fiscal year 2007, for director’s fees for his services on the Board of Directors as Chairman of the Board of our Company.

(5) Mr. Curtis James Sparrow served as Director of our Company from February 6, 2004 until June 29, 2005. On July 1, 2005, Mr. Sparrow accepted a reappointment back to the Board of Directors. From February 9, 2004 to present Mr. Sparrow has been the Chief Financial Officer, Corporate Secretary and Treasurer of our Company.

(6) Concorde Consulting, a company owned 100% by Mr. Curtis James Sparrow, provided services as Chief Financial Officer to our Company and was paid Cdn $180,000 for the 2009 fiscal year, Cdn $180,000 for the 2008 fiscal year and Cdn $180,000 for the 2007 fiscal year.

(7) On November 28, 2005, our Company granted Mr. Curtis James Sparrow options to purchase 375,000 shares of our common stock on becoming a director of our Company, at an exercise price of $0.71 per share, of which 175,000 vested immediately upon grant and another 100,000 vested on February 6, 2006 and another 100,000 vested on February 6, 2007. Based on the Black-Scholes valuation method Mr. Sparrow’s estimated amortized value vested in 2008 and 2007 was $0 and $8,062, respectively. In addition to Mr. Sparrow’s director’s options, Concorde Consulting, a company owned 100% by Mr. Sparrow, was granted options to purchase 390,000 shares of our common stock for providing consulting services as Chief Financial Officer of our Company, of which 130,000 vested on July 1, 2006, another 130,000 vested on July 1, 2007 and another 130,000 vested on July 1, 2008. Based on the Black-Scholes valuation method Concorde Consulting’s estimated amortized value vested in 2008 and 2007 was $3,730 and $30,332, respectively.

(8) Mr. Curtis James Sparrow was paid $1,500 for the fiscal year 2009, $3,000 for the fiscal year 2008 and $8,000 for the fiscal year 2007 for director’s fees for his services on the Board of Directors as director of our Company.

(9) Mr. Cyrus Spaulding has served our Company as director since June 29, 2005 to present. Mr. Spaulding also served as Chief Operating Officer of our Company from September 1, 2005 until September 21, 2007.

(10) Trebax Projects Ltd., a company owned 100% by Mr. Cyrus Spaulding, was paid Cdn $0, Cdn $0 and Cdn $121,420 for providing services as Chief Operating Officer to our Company for the 2009, 2008 and 2007 fiscal years, respectively. Trebax Projects Ltd. terminated its contract as of September 21, 2007.

(11) On November 28, 2005, our Company granted Mr. Cyrus Spaulding options to purchase 375,000 shares of our common stock, on becoming a director of our Company, at an exercise price of $0.71 per share, of which 75,000 vested immediately upon grant and another 100,000 vested on June 29, 2006, another 100,000 vested on June 29, 2007 and another 100,000 vested on June 29, 2008. Based on the Black-Scholes valuation method Mr. Spaulding’s estimated amortized value vested in 2008 and 2007 was $7,862 and $23,305, respectively. In addition to Mr. Spaulding’s director’s options, Trebax Projects Ltd., a company owned 100% by Mr. Cyrus Spaulding, was granted options to purchase 390,000 shares of our common stock for providing consulting services as Chief Operating Officer of our Company, of which 130,000 vested on September 1, 2006, another 130,000 vested on September 1, 2007 and another 130,000 would have vested on September 1, 2008 but Trebax Projects Ltd. terminated its contract as of September 21, 2007. Based on the Black-Scholes valuation method Trebax Projects Ltd.’s estimated amortized value vested in 2008 and 2007 was $0 and $30,978, respectively.

(12) Mr. Cyrus Spaulding was paid $1,500 for the fiscal year 2009, $2,500 for the fiscal year 2008 and $7,000 for the fiscal year 2007 for director’s fees for his services on the Board of Directors as director of our Company.

(13) Mr. David Roff was the former President and sole director of our Company from September 10, 2003 until February 6, 2004. Mr. Roff was reappointed as a director of our Company on April 3, 2006. Brave Consulting Corporation, a company 50% owned by Mr. David Roff, has been a consultant to our Company since July 15, 2005 to April 1, 2009. Brave Consulting Corporation, a private corporation 50% owned by Mr. Roff and the other 50% is owned by a non-related third party.

(14) Brave Consulting Corporation, a company owned 50% by Mr. David Roff, and the other 50% is owned by a non-related party, was paid Cdn $144,000, Cdn $172,000 and Cdn $96,000 for providing consulting services to our Company for the 2009, 2008 and 2007 fiscal years, respectively.

(15) On October 25, 2006, our Company granted Mr. David Roff options to purchase 375,000 shares of our common stock, on becoming a director of our Company, at an exercise price of $0.71 per share, of which 75,000 vested immediately and another 100,000 vested on April 6, 2007, another 100,000 vested on April 6, 2009 and another 100,000 vested on April 6, 2009. Based on the Black-Scholes valuation method Mr. Roff’s estimated amortized value vested in 2009, 2008 and 2007 was $5,713, $20,828 and $75,334, respectively. Mr. Roff has not exercised any of his stock options.

(16) Mr. David Roff was paid $1,500 for the fiscal year 2009, $3,000 for the fiscal year 2008 and $8,000 for the fiscal year 2007 for director’s fees for his services on the Board of Directors as director of our Company.

(17) On October 1, 2007, we entered into a Consulting Agreement, effective September 20, 2007, with R.N. Dell Energy Ltd. whose primary consultant is Mr. Edward A. Howard, to assist us in the further exploitation and development of our Sawn Lake project. Under the terms of the Consulting Agreement, R.N. Dell Energy Ltd. will be paid $17,700 Cdn per month.

(18) R.N. Dell Energy, a company 100% owned by Mr. Edward Howard, was paid Cdn $194,700, Cdn $219,637 and Cdn $6,638 for providing consulting services to our Company for the 2009, 2008 and 2007 fiscal years, respectively.

(19) On September 20, 2007, the Company granted R.N. Dell Energy Ltd., a corporation providing consulting services to the Company or its subsidiary, options to purchase 240,000 shares of common stock at an exercise price of $0.47 per share, vesting at a rate of 20,000 per month commencing October 31, 2007. Each option will be exercisable for five years from the date of its issuance. Based on the Black-Scholes valuation method R.N. Dell Energy Ltd.’s estimated amortized value vested in 2008 was $56,120. R.N. Dell Energy Ltd. has not exercised any of his stock options.

(20) No option granted under the Stock Option Plan may be exercised until the Stock Option Plan has been approved and ratified by the holders of a majority of the voting stock of our Company at a shareholders' meeting or by a properly executed consent resolution of said majority shareholders. These estimated valuations include the value of the options back until each executive officer first became a director. No named director or executive officer, or contractor has exercised any of his/its stock options because the Stock Option Plan has not yet been ratified by our Company’s shareholders.

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

3.
Trebax Projects Ltd., a company 100% owned by Mr. Cyrus Spaulding for providing services as Chief Operating Officer for Cdn $130 per hour. On September 21, 2007, Trebax Projects Ltd. ended its contract.

On November 28, 2005, the Board of Directors of our Company granted 390,000 options to acquire common shares to the above corporations providing consulting services to our Company.

Outstanding Equity Awards Granted to Executive Officers at September 30, 2009
	Options Awards (1) (If approved by the shareholders)					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Portwest Investments Ltd. (2)	390,000	–	–	$0.71	11/28/2010	–	–	–	–
Concorde Consulting (3)	390,000	–	–	$0.71	11/28/2010	–	–	–	–
Trebax Projects Ltd. (4)	260,000	–	–	$0.71	11/28/2010	–	–	–	–

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

(4) Trebax Projects Ltd., a company owned 100% by Mr. Cyrus Spaulding, was granted options to purchase 390,000 shares of common stock for providing consulting services as Chief Operating Officer of our Company , and as of September 1, 2007, 260,000 options to purchase common stock of our Company are fully vested, another 130,000 would have vested on September 1, 2008 but Trebax Projects Ltd. ended its contract as of September 21, 2007. See the Executive Compensation table for more disclosure.

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

For the year ended September 30, 2009, the Company recorded $5,802 of compensation expense based on its use of the Black-Scholes model to estimate the grant-date fair value of these unit option awards. No options were eligible to be exercised during the period ended September 30, 2009, therefore, the intrinsic value of all of the options vested for the period ended September 30, 2009 is nil. As of September 30, 2009, there was no remaining unrecognised compensation cost related to the non-vested portion of these unit option awards. Compensation expense is based upon straight-line amortization of the grant-date fair value over the vesting period of the underlying unit option. Since the Company is a relatively new public company and has minimal trading history, it has used an estimated volatility of approximately 138% for the period ended September 30, 2009 based on the trading history available. As of September 30, 2009, no stock options have been exercised by a director.

Director Compensation at September 30, 2009
Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards (If approved by the shareholders) ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Dr. Horst A. Schmid	Disclosed in the Executive Compensation Summary under Item 11.
Mr. Christian Demoyen(2)	$1,000	(3)	–	–	–	–	–	$1,000
Mr. Donald Hryhor	–		–	–	–	–	–	–
Mr. Donald E. H. Jones(4)	$1,000	(5)	–	–	–	–	–	$1,000
Mr. David Roff	Disclosed in the Executive Compensation Summary under Item 11.
Mr. Curtis James Sparrow	Disclosed in the Executive Compensation Summary under Item 11.
Mr. Cyrus Spaulding	Disclosed in the Executive Compensation Summary under Item 11.
Mr. Malik Youyou(6)	$1,500	(7)	–	–	–	–	–	$1,500

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

(2) Mr. Christian Demoyen has served our Company as Director since January 8, 2009 to present.

(3) Mr. Christian Demoyen was paid $1,000 for director’s fees for his services on the Board of Directors as director of our Company for the 2009 fiscal year.

(4) Mr. Donald E. H. Jones has served our Company as Director since June 29, 2005 to present.

(5) Mr. Donald E. H. Jones was paid $500 and another $500 was accrued for director’s fees for his services on the Board of Directors as director of our Company for the 2009 fiscal year.

(6) Mr. Malik Youyou has served our Company as Director since August 20, 2008.

(7) Mr. Malik Youyou was paid $1,500 for director’s fees for his services on the Board of Directors as director of our Company for the 2009 fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

As of September 30, 2009 with respect to shares of Deep Well common stock that may be issued under our existing equity compensation plan, see Item 5 “Equity Compensation Plan Information” of this report on Form 10-K.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the number and percentage of the beneficial ownership of shares of our Company’s outstanding common stock as of September 30, 2009 by each person or group known by us to be the beneficial owner of more than 5% and all of our directors and executive officers individually and as a group.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS As of September 30, 2009
Name and Address of Beneficial Owner	Title of Class	Number of Shares Beneficially Owned (1) (2)	Percentage of Class Beneficially Owned		Nature of Ownership

Malik Youyou Director Sadovnicheskeya nab 69 Moscow 115035, Russia	Common	75,776,883	52.90	% (3)	Direct and Indirect

LB (Swiss) Private Bank Ltd. Boersenstrasse 16 Postfach Zurich CH-8022, Switzerland	Common	10,000,000	8.95	(4)	Direct

Dr. Horst A. Schmid Director and Chairman of the Board Suite 700, 10150 - 100 Street Edmonton, Alberta T5J 0P6 Canada	Common	2,715,000	2.52	% (5)	Direct and Indirect

Mr. Curtis James Sparrow Director, Chief Financial Officer, Corporate Secretary and Treasurer Suite 700, 10150 - 100 Street Edmonton, Alberta T5J 0P6 Canada	Common	765,000	*	(6)	Direct and Indirect

Mr. Cyrus Spaulding Director and Chief Operating Officer 416 Scenic View Bay Calgary, Alberta T3L 1Z4 Canada	Common	930,300	*	(7)	Direct and Indirect

Mr. Donald E. H. Jones Director 364 Point McKay Gardens NW Calgary, Alberta T3B 4V8 Canada	Common	505,000	*	(8)	Direct and Indirect

Mr. David Roff Director 27 Chicora Avenue Toronto, Ontario M5R 1W7 Canada	Common	454,886	*	(9)	Direct

Mr. Christian Demoyen Director 81 Avenue Raymond Poincaré Paris 75116, France	Common	263,201	*	(10)	Direct

Mr. Donald W. Hryhor Director P.O. Box 636 Station M Calgary, Alberta T2P 2J3 Canada	Common	–	–	(11)	–

All Officers and Directors as a Group	Common	81,410,270	55.70%		Indirect

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

(10) Mr. Christian Demoyen has served our Company as director from January 8, 2009 to present. Mr. Demoyen’s beneficial ownership consists of 263,201 shares of our common stock.

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

ITEM 14.             PRINCIPAL ACCOUNTANT FEES AND SERVICES

In the fiscal years ended September 30, 2009 and September 30, 2008, we paid, Collins Barrow, an independent third party, PCAOB registered, chartered accounting firm fees of Cdn $26,300 and Cdn $44,000, respectively, relating to the preparation of the annual consolidated financial statements which were audited by Madsen & Associates, CPA’s Inc.

The following table is a summary of the fees billed to us by Madsen & Associates, CPA’s Inc. for professional services for the fiscal years ended September 30, 2009 and September 30, 2008:

Fee Category	Fiscal 2009 Fees	Fiscal 2008 Fees

Audit Fees	$10,950	$9,950
Audit Related Fees	5,550	2,850
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total Fees	$16,500	$12,800

Audit Fees

Our board of directors appointed Madsen & Associates, CPA’s Inc. as independent auditors to audit our consolidated financial statements for the fiscal years ending September 30, 2009 and September 30, 2008. The aggregate fees billed by Madsen & Associates, CPA’s Inc. for the audit of our annual consolidated financial statements for the years ended September 30, 2009 and September 30, 2008 was $10,950 and $9,950, respectively.

Audit Related Fees

For the fiscal years ended September 30, 2009 and September 30, 2008, audit related fees billed by Madsen & Associates, CPA’s Inc. were for the review of the quarterly financial statements.

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

ITEM 15.            EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements filed with this report on Form 10-K

The following listed financial statements and report of independent registered public accounting firm are filed as part of this Annual Report on Form 10-K (see “Item 8 - Consolidated Financial Statements” of this report on Form 10-K):

1.	Consolidated Balance Sheets for September 30, 2009 and 2008
2.	Consolidated Statements of Operations For the Years Ended September 30, 2009 and 2008 and 2007 and the Period September 10, 2003 (Inception of Exploration Stage) to September 30, 2009
3.	Consolidated Statements of Shareholders’ Equity For the Period September 10, 2003 (Inception of Exploration Stage) to September 30, 2009.
4.	Consolidated Statements of Cash Flows For the Years Ended September 30, 2009, 2008 and 2007 and the Period September 10,2003 (Inception of Exploration Stage) to September 30, 2009.
5.	Notes to the Consolidated Financial Statements.
6.	Madsen & Associates, CPA’s Inc.’s Report of Independent Registered Public Accounting Firm.

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

DEEP WELL OIL & GAS, INC.

By	/s/ Horst A. Schmid
Dr. Horst A. Schmid
Chairman of the Board

Date	January 12, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Horst A. Schmid
Dr. Horst A. Schmid
Chief Executive Officer and President
(Principal Executive Officer)

Date	January 12, 2010

By	/s/ Curtis James Sparrow
Mr. Curtis James Sparrow
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date	January 12, 2010