Form 10-Q
period 2009-12-31
DEEP WELL OIL & GAS INC
filed 2010-02-12
CIK 869495

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated file,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares of common stock outstanding as of January 31, 2010 was 106,774,258.

TABLE OF CONTENTS

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
(Unaudited)
Consolidated Balance Sheets
December 31, 2009 and September 30, 2009

	December 31,	September 30,
	2009	2009
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$1,086,492	$945,835
Accounts receivable	515,470	990,239
Prepaid expenses	85,380	95,951

Total Current Assets	1,687,342	2,032,025

Long Term Investments (Note 5)	78,993	77,036
Oil and gas properties (Note 3)	12,331,739	12,221,352
Property & equipment net of depreciation (Note 4)	704,104	752,760

TOTAL ASSETS	$14,802,178	$15,083,173

LIABILITIES
Current Liabilities
Accounts payable	$11,968	$34,049
Accounts payable – related parties (Note 6)	3,500	–

Total Current Liabilities	15,468	34,049

Asset retirement obligations (Note 7)	370,424	358,235

TOTAL LIABILITIES	385,892	392,284

SHAREHOLDERS’ EQUITY
Common Stock: (Note 8)
Authorized: 300,000,000 shares at $0.001 par value
Issued and outstanding: 106,774,258 shares
(September 2009 – 106,774,258 shares) (Note 8)	106,773	106,773
Additional paid in capital	24,743,763	24,743,763
Deficit (dated September 10, 2003)	(10,434,250)	(10,159,647)

Total Shareholders’ Equity	14,416,286	14,690,889

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,802,178	$15,083,173

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
(Unaudited)
Consolidated Statements of Operations and Comprehensive Loss
For the Three Months Ended December 31, 2009 and 2008 and the Period September 10, 2003 (Inception of Exploration Stage) to December 31, 2009

	Three Months Ended December 31,	Three Months Ended December 31,	September 10, 2003 to December 31,
	2009	2008	2009

Revenue	$–	$–	$–

Expenses
Administrative	224,501	900,527	9,621,009
Amortization and accretion	54,163	14,586	216,464
Share based compensation	–	2,885	923,142

Net loss from operations	(278,664)	(917,998)	(10,760,615)

Other income and expenses
Rental and other income	11	3,222	18,084
Interest income	4,050	16,696	205,099
Interest expense	–	–	(208,580)
Forgiveness of loan payable	–	–	287,406
Settlement of debt	–	–	24,866
Loss on disposal of asset	–	–	(510)

Net loss and comprehensive loss	$(274,603)	$(898,080)	$(10,434,250)

Net loss per common share

Basic and Diluted	$(0.00)	$(0.01)

Weighted Average Outstanding Shares – stated in 1,000’s
Basic and Diluted	106,774	96,363

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
(Unaudited)
Consolidated Statements of Shareholders’ Equity
For the Period September 10, 2003 (Inception of Exploration Stage) to December 31, 2009

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
For the Period September 10, 2003 (Inception of Exploration Stage) to December 31, 2009

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

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
(Unaudited)
Consolidated Statements of Shareholders’ Equity (Continued)
For the Period September 10, 2003 (Inception of Exploration Stage) to December 31, 2009

	Common Shares			Capital
			Additional	Stock
			Paid in	Subscriptions	Accumulated
	Shares	Amount	Capital	Received	Deficit	Total

Subtotal carried forward from
previous page	83,635,961	83,635	14,402,641	–	(3,760,585)	10,725,691

Warrant Exchange September 4, 2007
- Share value transferred from warrants	–	–	11,467	–	–	11,467
- Warrants cancelled (500,000)	–	–	(130,276)	–	–	(130,276)
- Warrants issued (625,000)	–	–	118,809	–	–	118,809
Warrant Exchange September 10, 2007
- Share value transferred from warrants	–	–	7,237	–	–	7,237
- Warrants cancelled (287,500)	–	–	(74,909)	–	–	(74,909)
- Warrants issued (359,375)	–	–	67,672	–	–	67,672
Options granted for services	–	–	246,643	–	–	246,643

Net operating loss for the year ended
September 30, 2007	–	–	–	–	(1,435,664)	(1,435,664)

Balance at September 30, 2007	83,635,961	83,635	14,649,284	–	(5,196,249)	9,536,670

August 12, 2008
- Warrants expired (560,946)	–	–	–	–	–	–
Private Placement August 14, 2008
- Shares	10,638,297	10,638	3,099,429	–	–	3,110,067
- Warrants (10,638,297)	–	–	1,619,827	–	–	1,619,827
- Special warrants (2,000,000)	–	–	270,106	–	–	270,106

Options granted for services	–	–	111,815	–	–	111,815

Net operating loss for the year ended
September 30, 2008	–	–	–	–	(2,796,055)	(2,796,055)

Balance at September 30, 2008	94,274,258	94,273	19,750,461	–	(7,992,304)	11,852,430

October 11, 2008
- Warrants expired (3,150,000) (Note 8)	–	–	–	–	–	–
Private Placement October 31, 2008
- Shares	12,500,000	12,500	3,247,870	–	–	3,260,370
- Warrants (12,500,000) (Note 8)	–	–	1,559,307	–	–	1,559,307
- Special warrants (2,000,000)(Note 8)	–	–	180,323	–	–	180,323

January 13, 2009
- Warrants expired (73,000) (Note 8)	–	–	–	–	–	–
Options granted for services	–	–	5,802	–	–	5,802

Net operating loss for the year ended
September 30, 2009	–	–	–	–	(2,167,343)	(2,167,343)

Balance at September 30, 2009	106,774,258	106,773	24,743,763	–	(10,159,647)	14,690,889

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
(Unaudited)
Consolidated Statements of Shareholders’ Equity (Continued)
For the Period September 10, 2003 (Inception of Exploration Stage) to December 31, 2009

	Common Shares			Capital
			Additional	Stock
			Paid in	Subscriptions	Accumulated
	Shares	Amount	Capital	Received	Deficit	Total

Subtotal carried forward from
previous page	106,774,258	106,773	24,743,763	–	(10,159,647)	14,690,889

Net operating loss for the period ended
December 31, 2009	–	–	–	–	(274,603)	(274,603)

Balance at December 31, 2009	106,774,258	$106,773	$24,743,763	$–	$(10,434,250)	$14,416,286

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
(Unaudited)
Consolidated Statements of Cash Flows
For the Three Months Ended December 31, 2009 and 2008 and the Period September 10, 2003 (Inception of Exploration Stage) to December 31, 2009

	Three Months Ended December 31,	Three Months Ended December 31,	September 10, 2003 to December 31,
	2009	2008	2009

Cash Provided by (Used in):

Operating Activities
Net loss	$(274,603)	$(898,080)	$(10,434,250)
Items not affecting cash:
Stock based compensation	–	2,885	923,142
Bad debts	–	–	170,084
Amortization and accretion	54,163	14,586	216,464
Forgiveness of loan payable	–	–	(287,406)
Settlement of lawsuit	–	–	435,550
Commissions withheld from loans proceeds	–	–	121,000
Loss on disposal of asset	–	–	510
Net changes in non-cash working capital (Note 10)	466,759	(89,119)	(758,895)

	246,319	(969,728)	(9,613,801)
Investing Activities
Purchase of property and equipment	–	(338,303)	(893,993)
Purchase of oil and gas properties	(103,705)	(2,285,737)	(7,745,697)
Long term investments	(1,957)	–	(78,993)
Cash from acquisition of subsidiary	–	–	11,141
Return of costs from farmout agreement	–	–	961,426

	(105,662)	(2,624,040)	(7,746,116)
Financing Activities
Loan payable	–	–	275,852
Loan advance – related parties	–	–	(811,746)
Note payable repayment	–	–	(111,306)
Debenture repayment	–	–	1,004,890)
Proceeds from issuance of common stock	–	5,000,000	19,219,499
Proceeds from debenture net of commissions	–	–	879,000

	–	5,000,000	18,446,409

Increase (decrease) in cash and cash equivalents	(140,657)	1,406,232	1,086,492

Cash and cash equivalents, beginning of period	945,835	6,212,892	–

Cash and cash equivalents, end of period	$1,086,492	$7,619,124	$1,086,492

Supplemental Cash Flow Information:
Interest expense	$–	$–

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
(Unaudited)
Notes to the Consolidated Financial Statements
December 31, 2009

1.           Nature of Business

Allied Devices Corporation (“Allied”) and its former subsidiaries were engaged in the manufacture and distribution of standard and custom precision mechanical assemblies and components throughout the United States.

On February 19, 2003, Allied filed a petition for bankruptcy in the United States Bankruptcy Court under Chapter 11 in the Eastern District of New York titled “Allied Devices Corporation, Case No. 03-80962-511.” The company emerged from bankruptcy pursuant to a Bankruptcy Court Order entered on September 10, 2003, with no remaining assets or liabilities and the Company name was changed from “Allied Devices Corporation” to Deep Well Oil & Gas, Inc.” (“Deep Well”).

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

These interim consolidated financial statements follow the same significant accounting policies and methods of application as the Company’s annual consolidated financial statements for the year ended September 30, 2009.

These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the information contained therein. However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended September 30, 2009.

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

Property and Equipment

Property and equipment are stated at cost less accumulated amortization. Amortization expense is computed using the declining balance method over the estimated useful life of the asset. Only half of the amortization rate is taken in the year of acquisition. The following is a summary of the estimated useful life used in computing amortization expense:

Computer equipment	-	55%
Office furniture and equipment	-	20%
Software	-	100%
Portable work camp	-	30%
Vehicles	-	30%
Oilfield equipment	-	20%
Roads mats	-	30%
Tanks	-	10%

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

Asset Retirement Obligations

The Company accounts for asset retirement obligations by recording the estimated future cost of the Company’s plugging and abandonment obligations. The asset retirement obligation is recorded when there is a legal obligation associated with the retirement of a tangible long-lived asset and the fair value of the liability can reasonably be estimated. Upon initial recognition of an asset retirement obligation, the Company increases the carrying amount of the long-lived asset by the same amount as the liability. Over time, the liabilities are accreted for the change in their present value through charges to oil and gas production and well operations costs. The initial capitalized costs are depleted over the useful lives of the related assets through charges to depreciation, depletion, and amortization. If the fair value of the estimated asset retirement obligation changes, an adjustment is recorded to both the asset retirement obligation and the asset retirement cost. Revisions in estimated liabilities can result from revisions of estimated inflation rates, escalating retirement costs, and changes in the estimated timing of settling asset retirement obligations. As at December 31, 2009, asset retirement obligations amount to $370,424. The Company has posted bonds, where required, with the Government of Alberta based on the amount the government estimates the cost of abandonment and reclamation to be.

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

Basic and Diluted Net Loss Per Share

Basic net loss per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net loss per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights, unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

Financial Instruments

Fair Values

The fair values of the Company's cash and cash equivalents, accounts receivable, accounts payable and accounts payable - related parties approximate their carrying values due to the short-term nature of these financial instruments.

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

Recently Adopted Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Accounting for Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value within generally accepted accounting principles, and expands required disclosure about fair value measurements. SFAS No. 157 does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-2, Effective Date of FASB Statement No.157, which delayed the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective October 1, 2009, the Company will adopt SFAS No. 157 except as it applies to those non-financial assets and non-financial liabilities as noted in FSP FAS No. 157-b. The adoption of SFAS No. 157 has not had a material effect on the Company’s results of operations, financial position or cash flows.

FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). In June 2008, the FASB issued FSP EITF 03-6-1. Under this FSP, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether they are paid or unpaid, are considered participating securities and should be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. In addition, all prior period earnings per share data presented should be adjusted retrospectively and early application is not permitted. The adoption of FSP EITF 03-6-1 has not had a material effect on the earnings per share disclosures.

Recently Issued Accounting Standards

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

The Company has acquired interests in certain oil sands properties located in North Central Alberta, Canada. The terms include certain commitments related to oil sands properties that require the payments of rents as long as the leases are non-producing. As of December 31, 2009, Northern’s net payments due in Canadian dollars under this commitment are as follows:

2010	$33,868
2011	$45,158
2012	$45,158
2013	$45,158
2014	$45,158
2015	$45,158
Subsequent	$182,784

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

The Company plans to meet the second of these conditions. As at December 31, 2009, ten of these wells have been drilled.

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

This consists of comparing the carrying value of the asset with the asset’s expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions. Proven oil and gas properties are reviewed for impairment on a field-by-field basis. No impairment losses were recognized for the period ended December 31, 2009 (December 31, 2008 - $nil).

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

On April 30, 2009, 1.5 sections of previously owned leases reverted back to the provincial government.

4.           Property and Equipment

	December 31, 2009
		Accumulated	Net Book
	Cost	Amortization	Value

Computer equipment	$31,460	$20,316	$11,144
Office furniture and equipment	33,476	11,035	22,441
Software	5,826	5,826	–
Leasehold improvements	4,935	989	3,946
Portable work camp	170,580	36,462	134,118
Vehicles	38,077	8,139	29,938
Oilfield equipment	148,352	21,511	126,841
Road mats	364,614	77,937	286,677
Tanks	96,085	7,086	88,999
	$893,405	$189,301	$704,104

	September 30, 2009
		Accumulated	Net Book
	Cost	Amortization	Value

Computer equipment	$31,460	$18,552	$12,908
Office furniture and equipment	33,476	9,856	23,620
Software	5,826	5,826	–
Leasehold improvements	4,935	781	4,154
Portable work camp	170,580	25,587	144,993
Vehicles	38,077	5,712	32,365
Oilfield equipment	148,352	14,835	133,517
Road mats	364,614	54,692	309,922
Tanks	96,085	4,804	91,281
	$893,405	$140,645	$752,760

5.           Long Term Investments

Long term investments consist of cash held in trust by the Energy Resources Conservation Board which bears interest at a rate of prime minus 0.375% and has no stated date of maturity.

6.           Significant Transactions With Related Parties

Accounts payable – related parties was $3,500 for the period ended December 31, 2009 (September 30, 2009 - $nil). The amount is unsecured, non-interest bearing, and had no fixed terms of repayment.

Officers, directors, their families, and their controlled entities have acquired 39.74% of the Company’s outstanding common capital stock. This percentage does not include unexercised warrants or stock options.

7.           Asset Retirement Obligations

The total future asset retirement obligation is estimated by management based on the Company’s net working interests in all wells and facilities, estimated costs to reclaim and abandon wells and facilities and the estimated timing of the costs to be incurred in future periods. At December 31, 2009, the Company estimates the undiscounted cash flows related to asset retirement obligation to total approximately $531,055 (September 30, 2009 - $531,055). The fair value of the liability at December 31, 2009 is estimated to be $370,423 (September 30, 2009 - $358,235) using a risk free rate of 3.74% and an inflation rate of 2%. The actual costs to settle the obligation are expected to occur in approximately 35 years.

Changes to the asset retirement obligation were as follows:

	December 31, 2009	September 30, 2009

Balance, beginning of year	$358,235	$–
Liabilities incurred	–	345,320
Effect of foreign exchange	8,780	–
Accretion expense	3,409	12,915
Balance, end of year	370,424	358,235

8.           Share Capital

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

On January 13, 2009, 73,000 warrants previously granted on January 13, 2006 expired.

The warrants outstanding as of December 31, 2009, were 42,818,138 (September 30, 2009 – 42,818,138) and are valued at $6,612,481 (September 30, 2009 - $6,612,481).

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

For the period ended December 31, 2009, the Company recorded $nil (September 30, 2009 - $5,802) of compensation  expense based on its use of the Black-Scholes model to estimate the grant-date fair value of these unit option awards. No options were exercised during the period ended December 31, 2009, therefore, the intrinsic value of the options exercised during the period ended December 31, 2009 is nil. As of December 31, 2009, there was no remaining unrecognized compensation cost related to the non-vested portion of these unit option awards. Compensation expense is based upon straight-line amortization of the grant-date fair value over the vesting period of the underlying unit option. Since the Company is a relatively new public company and has minimal trading history, it has used an estimated volatility of approximately 138% for the period ended December 31, 2009 based on the trading history available.

	Shares Underlying Options Outstanding			Shares Underlying Options Exercisable
Range of Exercise Prices	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price

$0.47 at December 31, 2009	276,000	2.72	$0.47	276,000	$0.47
$0.71 at December 31, 2009	3,102,500	1.02	0.71	3,102,500	0.71
	3,378,500	1.16	$0.69	3,378,500	$0.69

The aggregate intrinsic value of exercisable options as of December 31, 2009, was $nil (September 30, 2009 - $nil).

The following is a summary of stock option activity as at December 31, 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Market Value
Balance, September 30, 2009 and December 31, 2009	3,378,500	$0.69	$0.27

Exercisable, September 30, 2009 and December 31, 2009	3,378,500	$0.69	$0.27

The following table summarizes the status of the Company’s non-vested stock options since October 1, 2005:

	Non-Vested Options
	Number of Shares	Weighted Average Exercise Price
Non-vested at September 30, 2008	102,000	$0.70

Vested	(102,000)	0.71

Non-vested at September 30, 2009 and December 31, 2009	–	$–

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

10.	Changes in Non-Cash Working Capital

	Three Months Ended	Three Months Ended
	December 31, 2009	December 31, 2008

Accounts receivable	$474,769	$(254,519)
Prepaid expenses	10,571	(345,397)
Accounts payable	(18,581)	510,797

	$466,759	$(89,119)

11.	Commitments

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

Rental Agreement

On December 1, 2008, the Company signed an office lease agreement commencing January 1, 2009 and expiring on December 31, 2013. The annual payments are as follows:

2010	$38,250
2011	$41,438
2012	$42,500
2013	$42,500
2014	$10,625

12.	Legal Actions

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

This lawsuit has been stayed pending the outcome of the other litigation by the Plaintiff against some of the above defendants other than Deep Well and Northern. The Company believes the claims are without merit and will vigorously defend against them. As at December 31, 2009, no contingent liability has been recorded, as a successful outcome for the Plaintiff is unlikely.

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

Deep Well plans to vigorously defend itself against the Plaintiff's claims. As at December 31, 2009, no contingent liability has been recorded, as a successful outcome for the Plaintiff is unlikely.

13.	Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through January 31, 2010 and has found no material events to report.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Company’s consolidated financial statements and related notes. For the purpose of this discussion, unless the context indicates another meaning, the terms: “Company,” “we,” “us” and “our” refer to Deep Well Oil & Gas, Inc. and its subsidiaries. This discussion includes forward-looking statements that reflect our current views with respect to future events and financial performance that involve risks and uncertainties. Our actual results, performance or achievements could differ materially from those anticipated in the forward-looking statements as a result of certain factors including risks discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Forward-Looking Statements” below and elsewhere in this report, and under the heading “Risk Factors” and “Environmental Laws and Regulations” disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, filed with the Securities and Exchange Commission on January 13, 2010.

Our consolidated financial statements and information are reported in U.S. dollars and are prepared based upon United States generally accepted accounting principles (“US GAAP").

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

Results of Operations for the Three Months Ended December 31, 2009

Our Company is an exploration stage company and as such does not have commercial production at any of its properties and, accordingly, it currently does not generate cash from operations. Since the inception of our current business plan, our operations have consisted primarily of various exploration and start-up activities relating to our properties, which included acquiring lease holdings by acquisitions and public offerings, seeking institutional investors, locating joint venture partners, acquiring and analyzing seismic data, engaging various firms to comply with leasehold conditions and environmental regulations as well as project management, and developing our long term business strategies. For the three months ended December 31, 2009, and for the comparable period, we generated no revenues from operations.

	Three Months Ended	Three Months Ended	September 10, 2003 to
	December 31, 2009	December 31, 2008	December 31, 2009

Revenue	$–	$–	$–

Expenses
Administrative	$224,501	$900,527	$9,621,009
Amortization and accretion	54,163	14,586	216,464
Share based compensation	–	2,885	923,142

Net loss from operations	(278,664)	(917,998)	(10,760,615)

Other income and expenses
Rental and other income	11	3,222	18,084
Interest income	4,050	16,696	205,099
Interest expense	–	–	(208,580)
Forgiveness of loan payable	–	–	287,406
Settlement of debt	–	–	24,866
Loss on disposal of asset	–	–	(510)

Net loss and comprehensive loss	$(274,603)	$(898,080)	$(10,434,250)

Our net loss and comprehensive loss for the three months ended December 31, 2009, was $274,603 compared to a net loss and comprehensive loss of $898,080 for the three months ended December 31, 2008. This difference was due primarily to a decrease of $676,026 in general and administrative expenses.

For the three months ended December 31, 2009, interest income from term deposits decreased by $12,646 compared to the three months ended December 31, 2008. This difference was due primarily to reduced interest rates and a decrease in the size of the term deposits.

Operations

Our Company successfully completed its 2008/2009 winter drilling program and met its objectives by drilling 6 wells, 3 of which were drilled on our Oil Sands permit in order to provide technical data to support the required Department of Energy regulation to convert our Oil Sands permit into a 15-year primary lease. In addition, three wells were drilled further to the north of the above-mentioned 3 wells and the 3 horizontal wells which were previously drilled by our former farmout partner. These three northern wells continued the delineation of the main reservoir trend and we believe confirmed that the main reservoir continues north. We are evaluating the options for production available to us to determine on a course of action. Drilling on these 80% owned lands has opened new avenues for testing and further development of the Sawn Lake project. On the 12 sections of the jointly held lands, in which we have a 40% working interest, our Company is exploring different plans of action with Andora Energy Corporation, the operator of these 12 sections. The focus of our Company’s drilling program is to define the heavy oil reservoir to establish reserves and to determine the best technology under which oil can be produced from the Sawn Lake project in order to initiate production and generate cash flow.

We are currently in the process of evaluating various enhanced recovery technologies for a test well project, which is subject to regulatory approval, Board of Directors approval, financing, successful reservoir evaluation and modeling, and other risks associated with the Oil Sands industry.

Deep Well, through its subsidiaries Northern Alberta Oil Ltd. (“Northern”) and Deep Well Oil & Gas (Alberta) Ltd., currently have a 100% working interest in 15 sections of Petroleum and Natural Gas licenses (“P&NG”) in the Peace River area of Alberta, Canada, an 80% working interest in 56 contiguous sections of Oil Sands development leases, and a 40% working interest in an additional 12 contiguous sections of Oil Sands development leases in the Peace River Oil Sands area of Alberta, Canada. Our P&NG licenses and Oil Sands development leases cover 52,505 gross acres (21,248 gross hectares).

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

Effective February 1, 2009, we acquired an LOC that totaled 8.7 km of an existing road from Penn West Petroleum Ltd.

On May 5, 2009, our Company was informed by the Alberta Department of Energy that it had approved our application to convert 5 sections of our Oil Sands permit to a 15-year primary lease. By drilling on these lands, where the permits were set to expire, we have preserved title to 5 sections and now have a primary lease, which is valid for an additional 15 years.

Liquidity and Capital Resources

As of December 31, 2009, our Company’s total assets were $14,802,178 compared to $17,431,278 as of December 31, 2008. The decrease in our total assets was due to a decrease in cash and cash equivalents. Our total liabilities as of December 31, 2009, were $385,892 compared with $1,474,043 as of December 31, 2008. The decrease in our total liabilities was due primarily to a decrease in operation expenses incurred in the period ending December 31, 2009.

Our working capital (current liabilities subtracted from current assets) is as follows:

	Three Months	Three Months
	Ended	Ended	Year Ending
	December 31, 2009	December 31, 2008	September 30, 2009

Current Assets	$1,687,342	$8,831,696	$2,032,025
Current Liabilities	15,468	1,474,043	34,049
Working Capital	$1,671,874	$7,357,653	$1,997,976

At December 31, 2009, our Company had working capital of $1,671,874 compared to our working capital of $7,357,653 at December 31, 2008. Our working capital decrease was due primarily to the decrease in cash and cash equivalents used to fund our 2008/2009 winter drilling program. Currently we have no long-term debt.

Our cash and cash equivalents for the period ending December 31, 2009 was $1,086,492 compared to $7,619,124 for the comparable period ending December 31, 2008. Our Company has raised sufficient funds to conduct our operations during the fiscal years 2005, 2006, 2007, 2008 and 2009. Since March 10, 2005, we have financed our business operations through a loan, fees derived from the farmout of some of our lands, private offerings of our common stock and the exercise of certain warrants, realizing gross proceeds of approximately $19.6 million. In these offerings, we sold units comprised of common stock and warrants to purchase additional common stock, and as a result of these offerings, we currently have an aggregate of 42,818,138 warrants outstanding with exercise prices ranging from $0.40 to $1.20. If all of these warrants are exercised we may realize aggregate proceeds of approximately $30.9 million. However, the warrant holders have complete discretion as to when or if the warrants are exercised before they expire and we cannot guarantee that the warrant holders will exercise any of the warrants.

For our long-term operations we anticipate that, among other alternatives, we may raise funds during the next 24 months through sales of our common stock. We also note that if we issue more shares of our common stock, our stockholders may experience dilution in the percentage of their ownership of common stock. We may not be able to raise sufficient funding from stock sales for long-term operations and if so, we may be forced to delay our business plans until adequate funding is obtained. We believe debt financing will not be an alternative for funding our Company, as we are an exploration stage Company and due to the risky nature of our business.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Cautionary Statements for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act

This Quarterly Report on Form 10-Q, including all referenced exhibits, contains “forward-looking statements” within the meaning of the United States federal securities laws. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words "may," "believe," “intend,” "will," "anticipate," "expect," "estimate," "project," "future," “plan,” “strategy,” or “continue,” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters, identify forward-looking statements. For these statements, Deep Well claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this Quarterly Report on Form 10-Q include, among others, statements with respect to:

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

Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors, which may cause the actual results to differ materially from the anticipated future results expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those set forward in the forward-looking statements include, but are not limited to:

•	changes in general business or economic conditions;
•	changes in legislation or regulation that affect our business;
•	our ability to obtain necessary regulatory approvals and permits;
•	opposition to our regulatory requests by various third parties;
•	actions of aboriginals, environmental activists and other industrial disturbances;
•	the costs of environmental reclamation of our lands;
•	availability of labor or materials or increases in their costs;
•	the availability of sufficient capital to finance our business plans on terms satisfactory to us;
•	adverse weather conditions and natural disasters;
•	risks associated with increased insurance costs or unavailability of adequate coverage;
•	volatility of oil and natural gas prices;
•	competition;
•	changes in labor, equipment and capital costs;
•	future acquisitions or strategic partnerships;
•	the risks and costs inherent in litigation;
•	imprecision in estimates of reserves, resources and recoverable quantities of oil and natural gas;
•	product supply and demand;
•	fluctuations in currency and interest rates; and
•
the additional risks and uncertainties, many of which are beyond our control, referred to elsewhere in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, and in our other SEC filings.

The preceding bullets outline some of the risks and uncertainties that may affect our forward-looking statements. For a full description of risks and uncertainties, see the sections entitled “Risk Factors” and “Environmental Laws and Regulations” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, filed with the Securities and Exchange Commission on January 13, 2010. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. Any forward looking statement speaks only as of the date on which it was made and, except as required by law, we disclaim any obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q, 8-K and any other SEC filing should be consulted.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 under the Exchange Act and therefore we are not required to provide the information required under this item.

ITEM 4T.             CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of our fiscal quarter ended December 31, 2009, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as amended, was carried out under the supervision and with the participation of our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that as of the end of that quarter, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended December 31, 2009, there were changes and improvements in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the fiscal quarter ended December 31, 2009, we continued to implement our formalization and centralization of our accounts payable functions and multi-currency accounting software.

PART II. OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

There have been no new material developments in our litigation proceedings from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, filed with the Securities and Exchange Commission on January 13, 2010.

ITEM 1A.             RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, filed with the Securities and Exchange Commission on January 13, 2010.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                OTHER INFORMATION

None.

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

DEEP WELL OIL & GAS, INC.

By	/s/ Horst A. Schmid
Dr. Horst A. Schmid
Chief Executive Officer and President
(Principal Executive Officer)

Date	February 12, 2010

By	/s/ Curtis James Sparrow
Mr. Curtis James Sparrow
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date	February 12, 2010