Form 10-Q
period 2010-03-31
DEEP WELL OIL & GAS INC
filed 2010-05-10
CIK 869495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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
Yes ☐ No ☑

The number of shares of common stock outstanding as of March 31, 2010 was 106,774,258

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
(Unaudited)
Consolidated Balance Sheets
March 31, 2010 and September 30, 2009

	March 31,	September 30,
	2010	2009
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$531,642	$945,835
Accounts receivable	543,332	990,239
Prepaid expenses	134,637	95,951

Total Current Assets	1,209,611	2,032,025

Long Term Investments (Note 5)	85,847	77,036
Oil and gas properties (Note 3)	12,506,736	12,221,352
Property & equipment net of depreciation (Note 4)	655,448	752,760

TOTAL ASSETS	$14,457,642	$15,083,173

LIABILITIES

Current Liabilities
Accounts payable	$31,734	$34,049

Total Current Liabilities	31,734	34,049

Asset retirement obligations (Note 7)	385,241	358,235

TOTAL LIABILITIES	416,975	392,284

SHAREHOLDERS’ EQUITY

Common Stock: (Note 8)
Authorized: 300,000,000 shares at $0.001 par value
Issued and outstanding: 106, 774,258 shares (September 2009 – 106,774,258 shares) (Note 8)	106,773	106,773
Additional paid in capital	24,743,763	24,743,763
Deficit (dated September 10, 2003)	(10,809,869)	(10,159,647)

Total Shareholders’ Equity	14,040,667	14,690,889

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,457,642	$15,083,173

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
(Unaudited)
Consolidated Statements of Operations and Comprehensive Loss
For the Three and Six Months Ended March 31, 2010, and 2009 and the Period From September 10, 2003 (Inception of Exploration Stage) to March 31, 2010

	Three Months	Three Months	Six Months	Six Months	September 10,
	Ended	Ended	Ended	Ended	2003 to
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009	March 31, 2010
Revenue	$–	$–	$–	$–	$–

Expenses
Administrative	326,273	595,782	550,774	1,496,310	9,947,282
Amortization and accretion	54,418	26,782	108,581	41,367	270,882
Share based compensation	–	2,735	–	5,620	923,142

Net loss from operations	(380,691)	(625,299)	(659,355)	(1,543,297)	(11,141,306)

Other income and expenses
Rental and other income	4,782	13,712	4,793	16,934	22,866
Interest income	290	10,185	4,340	26,881	205,389
Interest expense	–	(3)	–	(3)	(208,580)
Forgiveness of loan payable	–	–	–	–	287,406
Settlement of debt	–	–	–	–	24,866
Loss on disposal of asset	–	–	–	–	(510)

Net loss and comprehensive loss	$(375,619)	$(601,405)	$(650,222)	$(1,499,485)	$(10,809,869)

Net Loss Per Common Share
Basic and Diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted Average Outstanding
Shares (in thousands)
Basic and Diluted	106,774	106,774	106,774	99,445

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
(Unaudited)
Consolidated Statements of Shareholders’ Equity
For the Period From September 10, 2003 (Inception of Exploration Stage) to March 31, 2010

				Capital
			Additional	Stock
	Common Shares		Paid in	Subscriptions	Accumulated
	Shares	Amount	Capital	Received	Deficit	Total

Balance at September 10, 2003	991,918	$992	$(992)	$–	$–	$–

Issuance of common stock pursuant to bankruptcy agreement September 10, 2003	36,019,556	36,019	13,981	–	–	50,000

Net operating loss for the period September 10 to September 30, 2003	–	–	–	–	(50,000)	(50,000)

Balance at September 30, 2003	37,011,474	37,011	12,989	–	(50,000)	–

Return and cancellation of common shares	(5,775,000)	(5,775)	5,775	–	–	–

Net operating loss for the year ended September 30, 2004	–	–	–	–	(525,754)	(525,754)

Balance at September 30, 2004	31,236,474	31,236	18,764	–	(575,754)	(525,754)

Issuance of common stock
Private placement March 10, 2005
- Shares	1,875,000	1,875	527,940	–	–	529,815
- Warrants (787,500)	–	–	205,185	–	–	205,185
Share exchange June 7, 2005
- Shares	18,208,875	18,209	2,476,497	–	–	2,494,706
- Conversion rights of preferred shares of subsidiary	–	–	–	1,777,639	–	1,777,639
Private placement August 12, 2005
- Shares	710,946	711	151,638	–	–	152,349
- Warrants (710,946)	–	–	132,030	–	–	132,030
Common stock subscription received	–	–	–	250,000	–	250,000

Net operating loss for the year ended September 30, 2005	–	–	–	–	(1,262,549)	(1,262,549)

Balance at September 30, 2005	52,031,295	52,031	3,512,054	2,027,639	(1,838,303)	3,753,421

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
(Unaudited)
Consolidated Statements of Shareholders’ Equity (Continued)
For the Period From September 10, 2003 (Inception of Exploration Stage) to March 31, 2010

				Capital
			Additional	Stock
	Common Shares		Paid in	Subscriptions	Accumulated
	Shares	Amount	Capital	Received	Deficit	Total
Balance carried forward at September 30, 2005	52,031,295	52,031	3,512,054	2,027,639	(1,838,303)	3,753,421

Issuance of common stock
Private placement October 11, 2005
- Shares	3,150,000	3,150	667,266	(250,000)	–	420,416
- Warrants (3,150,000)	–	–	553,584	–	–	553,584
Private placement January 13, 2006
- Shares	73,000	73	55,345	–	–	55,418
- Warrants (73,000)	–	–	46,402	–	–	46,402
Exercise option agreement
February 23, 2006
- Shares	4,707,750	4,708	640,277	(644,985)	–	–
Exercise option agreement June 13, 2006
- Shares	2,867,250	2,867	389,960	(392,827)	–	–
Warrants exercised July 28, 2006	100,000	100	59,900	–	–	60,000
Warrants exercised September 11, 2006	50,000	50	29,950	–	–	30,000
Options granted for services	–	–	558,882	–	–	558,882

Net operating loss for the year ended September 30, 2006	–	–	–	–	(1,922,282)	(1,922,282)

Balance at September 30, 2006	62,979,295	62,979	6,513,620	739,827	(3,760,585)	3,555,841

Settlement Agreement January 22, 2007
- Shares	1,600,000	1,600	433,950	–	–	435,550
Exercise option agreement April 4, 2007
- Shares	5,400,000	5,400	734,427	(739,827)	–	–
Private placement May 25, 2007
- Shares	5,000,000	5,000	1,086,348	–	–	1,091,348
-Warrants (5,000,000)	–	–	758,652	–	–	758,652
Private placement June 22, 2007
- Shares	8,333,333	8,333	2,731,300	–	–	2,739,633
- Warrants (8,333,333)	–	–	1,676,492	–	–	1,676,492
- Special warrants (1,000,000)	–	–	283,875	–	–	283,875
Private placement July 11, 2007
- Shares	323,333	323	106,559	–	–	106,882
- Warrants (323,333)	–	–	66,397	–	–	66,397
- Special warrants (38,800)	–	–	11,021	–	–	11,021

Subtotal carried forward	83,635,961	83,635	14,402,641	–	(3,760,585)	10,725,691

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
(Unaudited)
Consolidated Statements of Shareholders’ Equity (Continued)
For the Period From September 10, 2003 (Inception of Exploration Stage) to March 31, 2010

				Capital
			Additional	Stock
	Common Shares		Paid in	Subscriptions	Accumulated
	Shares	Amount	Capital	Received	Deficit	Total
Subtotal carried forward from previous page	83,635,961	83,635	14,402,641	–	(3,760,585)	10,725,691

Warrant Exchange September 4, 2007
- Share value transferred from warrants	–	–	11,467	–	–	11,467
- Warrants cancelled (500,000)	–	–	(130,276)	–	–	(130,276)
- Warrants issued (625,000)	–	–	118,809	–	–	118,809
Warrant Exchange September 10, 2007
- Share value transferred from warrants	–	–	7,237	–	–	7,237
- Warrants cancelled (287,500)	–	–	(74,909)	–	–	(74,909)
- Warrants issued (359,375)	–	–	67,672	–	–	67,672
Options granted for services	–	–	246,643	–	–	246,643

Net operating loss for the year ended September 30, 2007	–	–	–	–	(1,435,664)	(1,435,664)

Balance at September 30, 2007	83,635,961	83,635	14,649,284	–	(5,196,249)	9,536,670

August 12, 2008
- Warrants expired (560,946)	–	–	–	–	–	–
Private placement
August 14, 2008
- Shares	10,638,297	10,638	3,099,429	–	–	3,110,067
- Warrants (10,638,297)	–	–	1,619,827	–	–	1,619,827
- Special Warrants (2,000,000)	–	–	270,106	–	–	270,106
Options granted for services	–	–	111,815	–	–	111,815

Net operating loss for the year ended September 30, 2008	–	–	–	–	(2,796,055)	(2,796,055)

Balance at September 30, 2008	94,274,258	94,273	19,750,461	–	(7,992,304)	11,852,430

October 11, 2008
- Warrants expired (3,150,000) (Note 8)	–	–	–	–	–	–
Private Placement
October 31, 2008
- Shares	12,500,000	12,500	3,247,870	–	–	3,260,370
- Warrants (12,500,000) (Note 8)	–	–	1,559,307	–	–	1,559,307
- Special warrants (2,000,000) (Note 8)	–	–	180,323	–	–	180,323

Subtotal carried forward	106,774,258	106,773	24,737,961	–	(7,992,304)	16,852,430

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
(Unaudited)
Consolidated Statements of Shareholders’ Equity (Continued)
For the Period From September 10, 2003 (Inception of Exploration Stage) to March 31, 2010

				Capital
			Additional	Stock
	Common Shares		Paid in	Subscriptions	Accumulated
	Shares	Amount	Capital	Received	Deficit	Total
Subtotal carried forward
from previous page	106,774,258	106,773	24,737,961	–	(7,992,304)	16,852,430

January 13, 2009
- Warrants expired (73,000) (Note 8)	–	–	–	–	–	–
Options granted for services	–	–	5,802	–	–	5,802

Net operating loss for the year ended
September 30, 2009	–	–	–	–	(2,167,343)	(2,167,343)

Balance at September 30, 2009	106,774,258	106,773	24,743,763	–	(10,159,647)	14,690,889

March 9, 2010
- Warrants expired (984,375) (Note 8)	–	–	–	–	–	–

Net operating loss for the period ended
March 31, 2010	–	–	–	–	(650,222)	(650,222)

Balance at March 31, 2010	106,774,258	$106,773	$24,743,763	$–	$(10,809,869)	$14,040,667

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
(Unaudited)
Consolidated Statements of Cash Flows
For the Six Months Ended March 31, 2010 and 2009 and the Period From September 10, 2003 (Inception of Exploration Stage) to March 31, 2010

	Six Months	Six Months	September 10,
	Ended	Ended	2003 to
	March 31,	March 31,	March 31,
	2010	2009	2010
Cash Provided by (Used in):

Operating Activities
Net loss	$(650,222)	$(1,499,485)	$(10,809,869)
Items not affecting cash:
Stock based compensation	–	5,620	923,142
Bad debts	–	–	170,084
Amortization and accretion	108,581	41,367	270,882
Forgiveness of loan payable	–	–	(287,406)
Settlement of lawsuit	–	–	435,550
Commissions withheld from loans proceeds	–	–	121,000
Loss on disposal of asset	–	–	510
Net changes in non-cash working capital (Note 10)	405,906	(657,316)	(819,748)

	(135,735)	(2,109,814)	(9,995,855)
Investing Activities
Purchase of property and equipment	–	(468,646)	(893,993)
Purchase of oil and gas properties	(269,647)	(5,704,124)	(7,911,639)
Long Term Investments	(8,811)	(65,395)	(85,847)
Cash from acquisition of subsidiary	–	–	11,141
Return of costs from farmout agreement	–	–	961,426

	(278,458)	(6,238,165)	(7,918,912)
Financing Activities
Loan payable	–	–	275,852
Loan advance – related parties	–	–	(811,746)
Note payable repayment	–	–	(111,306)
Debenture repayment	–	–	(1,004,890)
Proceeds from issuance of common stock	–	5,000,000	19,219,499
Proceeds from debenture net of commissions	–	–	879,000

	–	5,000,000	18,446,409

Increase (decrease) in cash and cash equivalents	(414,193)	(3,347,979)	531,642

Cash and cash equivalents, beginning of period	945,835	6,212,892	–

Cash and cash equivalents, end of period	$531,642	$2,864,913	$531,642

Supplemental Cash Flow Information:
Interest expense	$–	$3

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
(Unaudited)
Notes to the Consolidated Financial Statements
March 31, 2010

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

This report has been prepared showing the name “Deep Well Oil & Gas, Inc. (and Subsidiaries)” (the “Company”) and the post split common stock, with $0.001 par value, from inception.  The accumulated deficit has been restated to zero and dated September 10, 2003, with the statement of operations to begin on that date.

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

These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the information contained therein. However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009.

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

Property & Equipment

Property and equipment are stated at cost less accumulated amortization. Amortization expense is computed using the declining balance method over the estimated useful life of the asset.  Only half of the amortization rate is taken in the year of acquisition. The following is a summary of the amortization rates used in computing amortization expense:

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

Revisions in estimated liabilities can result from revisions of estimated inflation rates, escalating retirement costs and changes in the estimated timing of settling asset retirement obligations. As at March 31, 2010, asset retirement obligations amount to $385,241. The Company has posted bonds, where required, with the Government of Alberta based on the amount the government estimates the costs of abandonment and reclamation to be.

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

Financial Instruments

Fair Values

The fair values of the Company's cash and cash equivalents, accounts receivable and accounts payable approximate their carrying values due to the short-term nature of these financial instruments.

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

Recently Adopted Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Accounting for Fair Value Measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value within generally accepted accounting principles, and expands required disclosure about fair value measurements.  SFAS No. 157 does not expand the use of fair value in any new circumstances.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  However, on February 12, 2008, the FASB issued FASB Staff Position ("FSP") SFAS No. 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP.  Effective October 1, 2009, the Company adopted SFAS No. 157 except as it applies to those non-financial assets and non-financial liabilities as noted in FSP FAS No. 157-b.   The adoption of SFAS No. 157 has not had a material effect on the Company’s results of operations, financial position or cash flows.

FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). In June 2008, the FASB issued FSP EITF 03-6-1. Under this FSP, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether they are paid or unpaid, are considered participating securities and should be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. In addition, all prior period earnings per share data presented should be adjusted retrospectively and early application is not permitted. The adoption of FSP EITF 03-6-1 has not had a material effect on the earnings per shares disclosures.

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

•
Companies will be required to disclose, in narrative form, additional details on their proved undeveloped reserves (“PUDs”), including the total quantity of PUDs at year end, any material changes to PUDs that occurred during the year, investments and progress made to convert PUDs to developed oil and gas reserves and an explanation of the reasons why material concentrations of PUDs in individual fields or countries have remained undeveloped for five years or more after disclosure as PUDs; and

•
Companies will be required to report the qualifications and measures taken to assure the independence and objectivity of any business entity or employee primarily responsible for preparing or auditing the reserves estimates.

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

Significant estimates by management include valuations of oil and gas properties, valuation of accounts receivable, useful lives of long-lived assets, asset retirement obligations, valuation of share-based compensation, and the realizability of future income taxes.

3.	Oil and Gas Properties

The Company has acquired interests in certain oil sands properties located in North Central Alberta, Canada. The terms include certain commitments related to oil sands properties that require the payments of rents as long as the leases are non-producing. As of March 31, 2010, Northern’s net payments due in Canadian dollars under this commitment are as follows:

2010	$22,579
2011	$45,158
2012	$45,158
2013	$45,158
2014	$45,158
2015	$45,158
Subsequent	$182,784

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

The Company plans to meet the second of these conditions. As at March 31, 2010, ten of these wells have been drilled.

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

This consists of comparing the carrying value of the asset with the asset’s expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions. Proven oil and gas properties are reviewed for impairment on a field-by-field basis. No impairment losses were recognized for the periods ended March 31, 2010 or March 31, 2009.

Capitalized costs of proven oil and gas properties are depleted using the unit-of-production method when the property is placed in production.

Substantially all of the Company’s oil and gas activities are conducted jointly with others. The accounts reflect only the Company’s proportionate interest in such activities.

On November 26, 2007, the Company entered into a settlement agreement with Signet Energy Inc. (“Signet” a 100% owned subsidiary company of Andora Energy Corporation), and Andora Energy Corporation and resolved their differences and certain collateral matters. The settlement includes but is not limited to:

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

On April 30, 2009, 1.5 sections of previously owned leases reverted back to the provincial government.

4.	Property & Equipment

	March 31, 2010
		Accumulated	Net Book
	Cost	Amortization	Value
Computer equipment	$31,460	$22,080	$9,380
Office furniture and equipment	33,476	12,218	21,258
Software	5,826	5,826	–
Leasehold improvements	4,935	1,196	3,739
Portable work camp	170,580	47,336	123,244
Vehicles	38,077	10,566	27,511
Oilfield equipment	148,352	28,187	120,165
Road mats	364,614	101,180	263,434
Tanks	96,085	9,368	86,717
	$893,405	$237,957	$655,448

	September 30, 2009
		Accumulated	Net Book
	Cost	Amortization	Value

Computer equipment	$31,460	$18,552	$12,908
Office furniture and equipment	33,476	9,856	23,620
Software	5,826	5,826	–
Leasehold improvements	4,935	781	4,154
Portable work camp	170,580	25,587	144,993
Vehicles	38,077	5,712	32,365
Oilfield equipment	148,352	14,835	133,517
Road mats	364,614	54,692	309,922
Tanks	96,085	4,804	91,281
	$893,405	$140,645	$752,760

5.	Long Term Investments

Long term investments consist of cash held in trust by the Energy Resources Conservation Board which bears interest at a rate of prime minus 0.375% and has no stated date of maturity.

6.	Significant Transactions With Related Parties

As of March 31, 2010, officers, directors, their families, and their controlled entities have acquired 39.35% of the Company’s outstanding common capital stock.  This percentage does not include unexercised warrants or stock options.

7.	Asset Retirement Obligations

The total future asset retirement obligation is estimated by management based on the Company’s net working interests in all wells and facilities, estimated costs to reclaim and abandon wells and facilities and the estimated timing of the costs to be incurred in future periods. At March 31, 2010, the Company estimates the undiscounted cash flows related to asset retirement obligation to total approximately $531,055 (September 30, 2009 - $531,055). The fair value of the liability at March 31, 2010 is estimated to be $385,241 (September 30, 2009 - $358,235) using a risk free rate of 3.74% and an inflation rate of 2%. The actual costs to settle the obligation are expected to occur in approximately 35 years.

Changes to the asset retirement obligation were as follows:

	March 31, 2010	September 30, 2009

Balance, beginning of year	$358,235	$–
Liabilities incurred	–	345,320
Effect of foreign exchange	19,934	–
Accretion expense	7,072	12,915
Balance, end of year	$385,241	$358,235

8.	Share Capital

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

On January 13, 2009, 73,000 warrants previously granted on January 13, 2006 expired.

On March 9, 2010, 984,375 warrants previously granted on March 10, 2005 expired.

The warrants outstanding as of March 31, 2010, were 41,833,763 (September 30, 2009 – 42,818,138) and are valued at $6,426,000 (September 30, 2009 - $6,612,481).

9.	Stock Options

On November 28, 2005, the Board of Directors (the “Board”) of Deep Well adopted the Deep Well Oil & Gas, Inc. Stock Option Plan (the “Plan”). The Plan was approved by a majority of shareholders at the February 24, 2010 general meeting of shareholders. The Plan, is administered by the Board, permits options to acquire shares of the Company’s common stock (the “Common Shares”) to be granted to directors, senior officers and employees of the Company and its subsidiaries, as well as certain consultants and other persons providing services to the Company or its subsidiaries.

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

For the period ended March 31, 2010, the Company recorded no share based compensation expense (September 30, 2009 - $5,802) as no new stock options have been issued and the fair value of the outstanding stock option costs has been completely expensed. No options were exercised during the period ended March 31, 2010, therefore, the intrinsic value of the options exercised during the period ended March 31, 2010 is $nil. As of March 31, 2010, there was no remaining unrecognized compensation cost related to the non-vested portion of unit option awards. Compensation expense is based upon straight-line amortization of the grant-date fair value over the vesting period of the underlying unit option.

	Shares Underlying Options Outstanding			Shares Underlying Options Exercisable
Range of Exercise Prices	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price

$0.47 at March 31, 2010	276,000	2.47	$0.47	276,000	$0.47
$0.71 at March 31, 2010	3,102,500	0.78	0.71	3,102,500	0.71

	3,378,500	0.94	0.69	3,378,500	0.69

The aggregate intrinsic value of exercisable options as of March 31, 2010, was $nil (September 30, 2009 - $nil).

The following is a summary of stock option activity as of March 31, 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Market Value

Balance, September 30, 2009 and March 31, 2010	3,378,500	$0.69	$0.27

The following table summarizes the activity of the Company’s non-vested stock options since September 30, 2008:

	Non-Vested Options
	Number of Shares	Weighted Average Exercise Price

Non-vested at September 30, 2008	102,000	$0.70

Vested	(102,000)	0.70

Non-vested at September 30, 2009 and March 31, 2010	–	$–

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

10.	Changes in Non-Cash Working Capital

	Six Months Ended	Six Months Ended
	March 31, 2010	March 31, 2009

Accounts receivable	$446,907	$(476,247)
Prepaid expenses	(38,686)	(41,534)
Accounts payable	(2,315)	(139,535)

	$405,906	$(657,316)

11.	Commitments

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

I.G.M. Resources Corp vs. Deep Well Oil & Gas, Inc., et al

On March 10, 2005, I.G.M. Resources Corp. (the “Plaintiff”) filed against Classic Energy Inc., 979708 Alberta Ltd., Deep Well Oil & Gas, Inc., Nearshore Petroleum Corporation, Mr. Steven P. Gawne, Rebekah Gawne, Gawne Family Trust, 1089144 Alberta Ltd., John F. Brown, Diane Lynn McClaflin, Cassandra Doreen Brown, Elissa Alexandra Brown, Brown Family Trust, Priority Exploration Ltd., Northern Alberta Oil Ltd. and Gordon Skulmoski (“the Defendant”) a Statement of Claim in the Court of Queen's Bench of Alberta Judicial District of Calgary. This suit is a part of a series of lawsuits or actions undertaken by the Plaintiff against some of the other above defendants.

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

This lawsuit has been stayed pending the outcome of the other litigation by the Plaintiff against some of the above defendants other than Deep Well and Northern. The Company believes the claims are without merit and will vigorously defend against them. As at March 31, 2010, no contingent liability has been recorded, as the Company believes that a successful outcome for the Plaintiff is unlikely.

Hardie & Kelly vs. Brown et al

On June 2, 2006, Hardie and Kelly (the “Plaintiff”), Trustee of the Estate of John Forbes Brown filed against John Forbes Brown, a bankrupt, Diane Lynn McClaflin, 1089144 Alberta Ltd., and Deep Well (“the Defendants”) an Amended Statement of Claim in the Court of Queen's Bench of Alberta Judicial District of Calgary.  John Forbes Brown was a former officer and then sub-contractor of Deep Well before and during the time he was assigned into bankruptcy on July 12, 2004.  The Plaintiff claims, in addition to other issues unrelated to Deep Well, that John Forbes Brown received 4,812,500 Deep Well shares as a result of his employment at Deep Well and that John Forbes Brown improperly assigned these shares to the numbered company as a ruse entered into on the eve of insolvency by John Forbes Brown in order to facilitate the hiding of assets from his creditors and the trustee of his bankruptcy.  The Plaintiff further claims that on August 23, 2004, John Forbes Brown advised the Plaintiff that he in fact owned the above shares and did not disclose this ownership in his filed bankruptcy statement of affairs.

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

Deep Well plans to vigorously defend itself against the Plaintiff's claims. As at March 31, 2010, no contingent liability has been recorded, as the Company believes that a successful outcome for the Plaintiff is unlikely.

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

Our consolidated financial statements and information are reported in U.S. dollars and are prepared based upon United States generally accepted accounting principles (“US GAAP”).

General Overview

Deep Well Oil and Gas, Inc. (“Deep Well”), along with its subsidiaries, is an emerging independent junior oil and gas exploration and development company headquartered in Edmonton, Alberta, Canada. Our Company’s immediate corporate focus is to develop the existing land base that it presently controls in the Peace River Oil Sands area in Alberta, Canada. Our principal office is located at Suite 700, 10150 - 100 Street, Edmonton, Alberta, Canada T5J 0P6, our telephone number is (780) 409-8144, and our fax number is (780) 409-8146. Deep Well Oil & Gas, Inc. is a Nevada corporation and trades on the OTCQB marketplace under the symbol DWOG. We maintain a website at www.deepwelloil.com.

On April 21, 2010, our Company announced its new listing on the OTCQB marketplace. This graduation from the “Pink Sheets – Current Information” tier recognizes the progress that our Company has made in meeting our reporting requirements under the Securities Exchange Act of 1934. The OTCQB is a new market that only lists companies that are up to date in their filing requirements under the Securities Exchange Act of 1934.

Results of Operations for the Six Months Ended March 31, 2010

Our Company is an exploration stage company and as such does not have commercial production at any of its properties and, accordingly, it currently does not generate cash from operations. Since the inception of our current business plan, our operations have consisted primarily of various exploration and start-up activities relating to our properties, which included acquiring lease holdings by acquisitions and public offerings, seeking institutional investors, locating joint venture partners, acquiring and analyzing seismic data, engaging various firms to comply with leasehold conditions and environmental regulations as well as project management, and developing our long term business strategies. For the six months ended March 31, 2010, and for the comparable period in 2009, we generated no revenues from operations.

	Six Months Ended	Six Months Ended	September 10, 2003
	March 31, 2010	March 31, 2009	to March 31, 2010

Revenue	$–	$–	$–

Expenses
Administrative	$550,774	$1,496,310	$9,947,282
Amortization and Accretion	108,581	41,367	270,882
Share Based Compensation	–	5,620	923,142

Net Loss from Operations	(659,355)	(1,543,297)	(11,141,306)

Other Income and Expenses
Rental and Other Income	4,793	16,934	22,866
Interest Income	4,340	26,881	205,389
Interest Expense	–	(3)	(208,580)
Forgiveness of Loan Payable	–	–	287,406
Settlement of Debt	–	–	24,866
Loss on Disposal of Asset	–	–	(510)

Net Loss and Comprehensive Loss	$(650,222)	$(1,499,485)	$(10,809,869)

Our net loss and comprehensive loss for the six months ended March 31, 2010 was $650,222 compared to a net loss and comprehensive loss of $1,499,485 for the six months ended March 31, 2009. This difference was due primarily to a decrease of $945,536 in general and administrative expenses.

For the six months ended March 31, 2010, interest income from term deposits decreased by $22,541, compared to the six months ended March 31, 2009. This difference was due primarily to reduced interest rates and a decrease in the size of the term deposits.

Operations

Deep Well, through its subsidiaries Northern Alberta Oil Ltd. (“Northern”) and Deep Well Oil & Gas (Alberta) Ltd., currently has a 100% working interest in 15 sections of Petroleum and Natural Gas rights (“P&NG”) in the Peace River area of Alberta, Canada, an 80% working interest in 56 contiguous sections of Oil Sands development leases, and a 40% working interest in an additional 12 contiguous sections of Oil Sands development leases in the Peace River Oil Sands area of Alberta, Canada. Our P&NG rights and Oil Sands development leases cover 52,505 gross acres (21,248 gross hectares).

Previously our Company successfully completed a drilling program and drilled 6 wells. In addition, we have an interest in 3 horizontal wells, which were previously drilled by our former farmout partner. Since then we have been evaluating the options for production available to us to determine the best course of action. Drilling on 80% owned lands has opened new avenues for testing and further development of the Sawn Lake project. On the 12 sections of the jointly held lands, in which we have a 40% working interest, our Company continues to explore different plans of action with Andora Energy Corporation, the operator of these 12 sections. The focus of our Company’s drilling program is to define the heavy oil reservoir to establish reserves and to determine the best technology under which oil can be produced from the Sawn Lake project in order to initiate production and generate cash flow.

On December 4, 2008, as operator, we successfully spudded the first well of six wells that were drilled in our 2008/2009 winter drilling program. This well is located at 12-14-092-13W5 in North Central Alberta and was drilled to a vertical depth of 680 meters. The well was logged, cased, and completed for bluesky heavy oil production, with perforated intervals from 644.5m to 649.5m. We have recently submitted an application with the Energy Resources Conservation Board (“ERCB”) for a commercial bitumen recovery scheme to evaluate the 12-14-092-13W5 well for potential development using Cyclic Steam Stimulation. Currently this application is pending and we continue to answer the ERCB’s questions and supply them with requested information related to the application process. This production test is subject to regulatory approval, financing and other risks associated with the Oil Sands industry.

On December 15, 2008, as operator, we successfully spudded the second well of our six well 2008/2009 winter drilling program. This well is located at 9-16-092-13W5 in North Central Alberta and was drilled to a vertical depth of 680 meters. The well was logged, cased, and completed for bluesky heavy oil production, with perforated intervals from 638.5m to 643.5m. This well is currently being evaluated by ourselves and independent engineers.

On January 16, 2009, as operator, we successfully spudded the fourth well of our six well 2008/2009 winter drilling program. This well is located at 7-5-092-13W5 in North Central Alberta and was drilled to a vertical depth of 718 meters. The well was logged and cased for bluesky heavy oil production, and is pending further evaluation and the development of an exploitation plan.

On January 25, 2009, as operator, we successfully spudded the fifth well of our six well 2008/2009 winter drilling program. This well is located at 8-4-092-13W5 in North Central Alberta and was drilled to a vertical depth of 725 meters. The well was logged and cased for bluesky heavy oil production, and is pending further evaluation and the development of an exploitation plan.

On February 2, 2009, as operator, we successfully spudded the sixth well of our six well 2008/2009 winter drilling program. This well is located at 6-22-092-13W5 in North Central Alberta and was drilled to a vertical depth of 660 meters. The well was logged and cased for bluesky heavy oil production, and while this well is also pending further evaluation we intend to apply to the ERCB for permission to conduct a Cyclical Steam Stimulation Test similar to the program we developed for the 12-14 well.

Previously we acquired 2 vertical wells, 1 of which is located on our Sawn Lake Oil Sands lease and the other located approximately 2.5 miles north of our lease. The well located on our lease at 7-36-092-13W5 was drilled to a vertical depth of 737 meters and was cased for bluesky heavy oil production. Perforated intervals were from 681.5m to 684.5m and 684.5m to 685.0m. This well’s status is drilled and cased for future bitumen production. This well is currently being evaluated by ourselves and independent engineers.

Liquidity and Capital Resources

As of March 31, 2010, our Company’s total assets were $14,457,642, compared to $16,479,721 as of March 31, 2009. The decrease in our total assets was due to a decrease in cash that was used to fund our operations. Our total liabilities as of March 31, 2010 were $416,975, compared with $1,121,156 as of March 31, 2009. The decrease in our total liabilities was due primarily to a decrease in operation expenses incurred in the six months period ending March 31, 2010.

Our working capital (current liabilities subtracted from current assets) is as follows:

	Six Months	Six Months
	Ended	Ended	Year Ending
	March 31, 2010	March 31, 2009	September 30, 2009

Current Assets	$1,209,611	$3,995,350	$2,032,025
Current Liabilities	31,734	823,711	34,049
Working Capital	$1,177,877	$3,171,639	$1,997,976

As of March 31, 2010, our Company had working capital of $1,177,887, compared to our working capital of $3,171,639 as of March 31, 2009. Our working capital decrease was due primarily to the decrease in cash and cash equivalents used to fund our 2008/2009 winter drilling program. Currently we have no long-term debt.

Our cash and cash equivalents for the six months ending March 31, 2010, was $531,642, compared to $2,864,913 for the comparable six months ending March 31, 2009. Since March 10, 2005, we have financed our business operations through a loan, fees derived from the farmout of some of our lands, private offerings of our common stock, and the exercise of certain warrants, realizing gross proceeds of approximately $19.6 million. In these offerings, we sold units comprised of common stock and warrants to purchase additional common stock, and as a result of these offerings, we currently have an aggregate of 41,833,763 warrants outstanding with exercise prices ranging from $0.60 to $1.20. If all of these warrants are exercised we may realize aggregate proceeds of approximately $30 million. However, the warrant holders have complete discretion as to when or if the warrants are exercised before they expire and we cannot guarantee that the warrant holders will exercise any of the warrants.

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

Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors, which may cause the actual results to differ materially from the anticipated future results expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those set forward in the forward-looking statements include, but are not limited to:

•	changes in general business or economic conditions;

•	changes in legislation or regulation that affect our business;

•	our ability to obtain necessary regulatory approvals and permits;

•	Our ability to apply for additional tests to further evaluate the wells on our lands;

•	opposition to our regulatory requests by various third parties;

•	actions of aboriginals, environmental activists and other industrial disturbances;

•	the costs of environmental reclamation of our lands;

•	availability of labor or materials or increases in their costs;

•	the availability of sufficient capital to finance our business plans on terms satisfactory to us;

•	adverse weather conditions and natural disasters;

•	risks associated with increased insurance costs or unavailability of adequate coverage;

•	volatility of oil and natural gas prices;

•	competition;

•	changes in labor, equipment and capital costs;

•	future acquisitions or strategic partnerships;

•	the risks and costs inherent in litigation;

•	imprecision in estimates of reserves, resources and recoverable quantities of oil and natural gas;

•	product supply and demand;

•	fluctuations in currency and interest rates; and

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

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of our fiscal quarter ended March 31, 2010, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), was carried out under the supervision and with the participation of our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that as of the end of that quarter, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended March 31, 2010, there were no changes and improvements in our internal control over financial reporting that would have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. (REMOVED AND RESERVED)

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

DEEP WELL OIL & GAS, INC.

By	/s/ Horst A. Schmid
Dr. Horst A. Schmid
Chief Executive Officer and President
(Principal Executive Officer)

Date	May 10, 2010

By	/s/ Curtis James Sparrow
Mr. Curtis James Sparrow
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date	May 10, 2010