Form 10-Q
period 2010-06-30
DEEP WELL OIL & GAS INC
filed 2010-08-13
CIK 869495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Former name, former address and former fiscal year, if changed since last report: not applicable.

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
Yes ☐ No ☑

Number of shares of common stock outstanding as of June 30, 2010: 106,774,258

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
(Unaudited)
Consolidated Balance Sheets
June 30, 2010 and September 30, 2009

	June 30,	September 30,
	2010	2009
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$227,185	$945,835
Accounts receivable	380,589	990,239
Prepaid expenses	98,702	95,951

Total Current Assets	706,476	2,032,025

Long Term Investments (Note 5)	239,809	77,036
Oil and gas properties (Note 3)	12,534,746	12,221,352
Property & equipment net of depreciation (Note 4)	612,675	752,760

TOTAL ASSETS	$14,093,706	$15,083,173

LIABILITIES
Current Liabilities
Accounts payable	$–	$34,049
Accounts payable – related parties (Note 6)	38,895	–

Total Current Liabilities	38,895	34,049

Asset retirement obligation (Note 7)	372,311	358,235

TOTAL LIABILITIES	411,206	392,284

SHAREHOLDERS’ EQUITY
Common Stock: (Note 8)
Authorized: 300,000,000 shares at $0.001 par value
Issued and outstanding: 106,774,258 shares
(September 2009 – 106,774,258 shares) (Note 8)	106,773	106,773
Additional paid in capital	24,743,763	24,743,763
Deficit (dated September 10, 2003)	(11,168,036)	(10,159,647)

Total Shareholder’s Equity	13,682,500	14,690,889

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,093,706	$15,083,173

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
(Unaudited)
Consolidated Statements of Operations and Comprehensive Loss
For the Three and Nine Months Ended June 30, 2010 and 2009 and the Period From September 10, 2003 (Inception of Exploration Stage) to June 30, 2010

	Three Months	Three Months	Nine Months	Nine Months	September 10,
	Ended	Ended	Ended	Ended	2003 to
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009	June 30, 2010
Revenue	$–	$–	$–	$–	$–

Expenses
Administrative	299,311	349,418	850,085	1,845,728	10,246,593
Amortization and accretion	54,319	25,335	162,900	66,702	325,201
Share based compensation	–	182	–	5,802	923,142

Net loss from operations	(353,630)	(374,935)	(1,012,985)	(1,918,232)	(11,494,936)

Other income and expenses
Rental and other income	(4,634)	767	159	17,701	18,232
Interest income	97	5,529	4,437	32,410	205,486
Interest expense	–	–	–	(3)	(208,580)
Forgiveness of loan payable	–	–	–	–	287,406
Settlement of debt	–	–	–	–	24,866
Loss on disposal of asset	–	–	–	–	(510)

Net loss and comprehensive loss	$(358,167)	$(368,639)	$(1,008,389)	$(1,868,124)	$(11,168,036)

Net Loss Per Common Share
Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.02)

Weighted Average Outstanding
Shares (in thousands)
Basic and Diluted	106,774	106,774	106,774	102,562

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
(Unaudited)
Consolidated Statements of Shareholders’ Equity
For the Period From September 10, 2003 (Inception of Exploration Stage) to June 30, 2010

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
For the Period From September 10, 2003 (Inception of Exploration Stage) to June 30, 2010

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
For the Period From September 10, 2003 (Inception of Exploration Stage) to June 30, 2010

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

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
(Unaudited)
Consolidated Statements of Shareholders’ Equity (Continued)
For the Period From September 10, 2003 (Inception of Exploration Stage) to June 30, 2010

				Capital
			Additional	Stock
	Common Shares		Paid in	Subscriptions	Accumulated
	Shares	Amount	Capital	Received	Deficit	Total
Subtotal carried forward
from previous page	106,774,258	106,773	24,737,961	–	(7,992,304)	16,852,430

January 13, 2009
- Warrants expired (73,000) (Note 8)	–	–	–	–	–	–
Options granted for services	–	–	5,802	–	–	5,802

Net operating loss for the year ended
September 30, 2009	–	–	–	–	(2,167,343)	(2,167,343)

Balance at September 30, 2009	106,774,258	106,773	24,743,763	–	(10,159,647)	14,690,889

March 9, 2010
- Warrants expired (984,375) (Note 8)	–	–	–	–	–	–
May 25, 2010
- Warrants expired (5,000,000) (Note 8)	–	–	–	–	–	–
June 22, 2010
- Warrants expired (8,333,333) (Note 8)	–	–	–	–	–	–

Net operating loss for the period ended
June 30, 2010	–	–	–	–	(1,008,389)	(1,008,389)

Balance at June 30, 2010	106,774,258	$106,773	$24,743,763	$–	$(11,168,036)	$13,682,500

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
(Unaudited)
Consolidated Statements of Cash Flows
For the Nine Months Ended June 30, 2010 and 2009 and the Period From September 10, 2003 (Inception of Exploration Stage) to June 30, 2010

	Nine Months	Nine Months	September 10,
	Ended	Ended	2003 to
	June 30,	June 30,	June 30,
	2010	2009	2010

Cash Provided by (Used in):

Operating Activities
Net loss	$(1,008,389)	$(1,868,124)	$(11,168,036)
Items not affecting cash:
Stock based compensation	–	5,802	923,142
Bad debts	–	–	170,084
Amortization and accretion	162,900	66,702	325,201
Forgiveness of loan payable	–	–	(287,406)
Settlement of lawsuit	–	–	435,550
Commissions withheld from loans proceeds	–	–	121,000
Loss on disposal of asset	–	–	510
Net changes in non-cash working capital (Note 10)	611,745	(1,233,668)	(613,909)

	(233,744)	(3,029,288)	(10,093,864)
Investing Activities
Purchase of property and equipment	(6,362)	(470,514)	(900,355)
Purchase of oil and gas properties	(315,771)	(5,951,748)	(7,957,763)
Long Term Investments	(162,773)	(70,992)	(239,809)
Cash from acquisition of subsidiary	–	–	11,141
Return of costs from farmout agreement	–	–	961,426

	(484,906)	(6,493,254)	(8,125,360)
Financing Activities
Loan payable	–	–	275,852
Loan advance – related parties	–	–	(811,746)
Note payable repayment	–	–	(111,306)
Debenture repayment	–	–	(1,004,890)
Proceeds from issuance of common stock	–	5,000,000	19,219,499
Proceeds from debenture net of commissions	–	–	879,000

	–	5,000,000	18,446,409

Increase (decrease) in cash and cash equivalents	(718,650)	(4,522,542)	227,185

Cash and cash equivalents, beginning of period	945,835	6,212,892	–

Cash and cash equivalents, end of period	$227,185	$1,690,350	$227,185

Supplemental Cash Flow Information:
Interest expense	$–	$3

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
(Unaudited)
Notes to the Consolidated Financial Statements
June 30, 2010

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

Property and Equipment

Property and equipment are stated at cost less accumulated amortization. Amortization expense is computed using the declining balance method over the estimated useful life of the asset. Only half of the amortization rate is taken in the year of acquisition. The following is a summary of the amortization rates used in computing amortization expense.

Software	- 100%
Computer equipment	- 55%
Portable work camp	- 30%
Vehicles	- 30%
Road mats	- 30%
Office furniture and equipment	- 20%
Oilfield Equipment	- 20%
Tanks	- 10%

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

Asset Retirement Obligations

The Company accounts for asset retirement obligations by recording the estimated future cost of the Company’s plugging and abandonment obligations. The asset retirement obligation is recorded when there is a legal obligation associated with the retirement of a tangible long-lived asset and the fair value of the liability can reasonably be estimated. Upon initial recognition of an asset retirement obligation, the Company increases the carrying amount of the long-lived asset by the same amount as the liability. Over time, the liabilities are accreted for the change in their present value through charges to oil and gas production and well operations costs. The initial capitalized costs are depleted over the useful lives of the related assets through charges to depreciation, depletion, and amortization. If the fair value of the estimated asset retirement obligation changes, an adjustment is recorded to both the asset retirement obligation and the asset retirement cost. Revisions in estimated liabilities can result from revisions of estimated inflation rates, escalating retirement costs, and changes in the estimated timing of settling asset retirement obligations. As at June 30, 2010, asset retirement obligations amount to $372,311. The Company has posted bonds, where required, with the Government of Alberta based on the amount the government estimates the costs of abandonment and reclamation to be.

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

Financial Instruments

Fair Values

The fair values of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate their carrying values due to the short-term nature of these financial instruments.

Environmental Requirements

At the report date, environmental requirements related to the oil and gas properties acquired are unknown and therefore an estimate of any future cost cannot be made.

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

3.           Oil and Gas Properties

The Company has acquired interests in certain oil sands properties located in North Central Alberta, Canada. The terms include certain commitments related to oil sands properties that require the payments of rents as long as the leases are non-producing. As of June 30, 2010, Northern’s net payments due in Canadian dollars under this commitment are as follows:

2010	$11,290
2011	$45,158
2012	$45,158
2013	$45,158
2014	$45,158
2015	$45,158
Subsequent	$179,200

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

The Company plans to meet the second of these conditions. As at June 30, 2010, ten of these wells have been drilled.

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

This consists of comparing the carrying value of the asset with the asset’s expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions. Proven oil and gas properties are reviewed for impairment on a field-by-field basis. No impairment losses were recognized for the periods ended June 30, 2010 or June 30, 2009.

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

On April 30, 2009, 1.5 sections of previously owned leases reverted back to the provincial government.

4.           Property and Equipment

	June 30, 2010
		Accumulated	Net Book
	Cost	Amortization	Value
Computer equipment	$31,460	$23,843	$7,617
Office furniture and equipment	33,476	13,399	20,077
Software	5,826	5,826	–
Leasehold improvements	4,935	1,404	3,531
Portable work camp	170,580	58,210	112,370
Vehicles	38,077	12,994	25,083
Oilfield equipment	154,713	35,340	119,373
Road mats	364,614	124,425	240,189
Tanks	96,085	11,650	84,435
	$899,766	$287,091	$612,675

	September 30, 2009
		Accumulated	Net Book
	Cost	Amortization	Value
Computer equipment	$31,460	$18,552	$12,908
Office furniture and equipment	33,476	9,856	23,620
Software	5,826	5,826	–
Leasehold improvements	4,935	781	4,154
Portable work camp	170,580	25,587	144,993
Vehicles	38,077	5,712	32,365
Oilfield equipment	148,352	14,835	133,517
Road mats	364,614	54,692	309,922
Tanks	96,085	4,804	91,281
	$893,405	$140,645	$752,760

5.           Long Term Investments

Long term investments consist of cash held in trust by the Energy Resources Conservation Board which bears interest at a rate of prime minus 0.375% and has no stated date of maturity.

6.           Significant Transactions With Related Parties

Accounts payable – related parties was $38,895 for the period ended June 30, 2010 (September 30, 2009 - $nil) and resulted from fees payable to corporations owned by directors. This amount was unsecured, non-interest bearing, and had no fixed terms of repayment.

As of June 30, 2010, officers, directors, their families, and their controlled entities have acquired 38.71% of the Company’s outstanding common capital stock. This percentage does not include unexercised warrants or stock options.

7.           Asset Retirement Obligations

The total future asset retirement obligation is estimated by management based on the Company’s net working interests in all wells and facilities, estimated costs to reclaim and abandon wells and facilities and the estimated timing of the costs to be incurred in future periods. At June 30, 2010, the Company estimates the undiscounted cash flows related to asset retirement obligation to total approximately $531,055 (September 30, 2009 - $531,055). The fair value of the liability at June 30, 2010 is estimated to be $372,311 (September 30, 2009 - $358,235) using a risk free rate of 3.74% and an inflation rate of 2%. The actual costs to settle the obligation are expected to occur in approximately 35 years.

Changes to the asset retirement obligation were as follows:

	June 30, 2010	September 30, 2009

Balance, beginning of year	$358,235	$–
Liabilities incurred	–	345,320
Effect of foreign exchange	3,918	–
Accretion expense	10,158	12,915
Balance, end of year	$372,311	$358,235

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

On January 13, 2009, 73,000 warrants previously granted on January 13, 2006 expired.

On March 9, 2010, 984,375 warrants previously granted on March 10, 2005 expired.

On May 25, 2010, 5,000,000 warrants previously granted on May 25, 2007 expired.

On June 22, 2010, 8,333,333 warrants previously granted on June 22, 2007 expired.

The warrants outstanding as of June 30, 2010, were 28,500,430 (September 30, 2009 - 42,818,138) and are valued at $3,990,856 (September 30, 2009 - $6,612,481).

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

For the period ended June 30, 2010, the Company recorded no share based compensation expense (September 30, 2009 - $5,802) as no new stock options have been issued and the fair value of the outstanding stock option costs has been completely expensed. No options were exercised during the period ended June 30, 2010, therefore, the intrinsic value of the options exercised during the period ended June 30, 2010 is $ nil. As of June 30, 2010, there was no remaining unrecognized compensation cost related to the non-vested portion of unit option awards. Compensation expense is based upon straight-line amortization of the grant-date fair value over the vesting period of the underlying unit option.

	Shares Underlying Options Outstanding			Shares Underlying Options Exercisable
Range of Exercise Prices	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price

$0.47 at June 30, 2010	276,000	2.22	$0.47	276,000	$0.47
$0.71 at June 30, 2010	3,102,500	0.52	0.71	3,102,500	0.71

	3,378,500	0.66	$0.69	3,378,500	$0.69

The aggregate intrinsic value of exercisable options as of June 30, 2010, was $nil (September 30, 2009 - $nil).

The following is a summary of stock option activity as at June 30, 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Market Value

Balance, September 30, 2009 and June 30, 2010	3,378,500	$0.69	$0.27

The following table summarizes the activity of the Company’s non-vested stock options since September 30, 2008:

	Non-Vested Options
	Number of Shares	Weighted Average Exercise Price
Non-vested at September 30, 2008	102,000	$0.70

Vested	(102,000)	0.70

Non-vested at September 30, 2009 and June 30, 2010	–	$–

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

10.          Changes in Non-Cash Working Capital

	Nine Months	Nine Months
	Ended June 30, 2010	Ended June 30, 2009

Accounts receivable	$609,650	$(464,652)
Prepaid expenses	(2,751)	16,613
Accounts payable	4,846	(785,629)

	$611,745	$(1,233,668)

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

12.   Legal Actions

I.G.M. Resources Corp vs. Deep Well Oil & Gas, Inc., et al

On March 10, 2005, I.G.M. Resources Corp. (the “Plaintiff”) filed against Classic Energy Inc., 979708 Alberta Ltd., Deep Well Oil & Gas, Inc., Nearshore Petroleum Corporation, Mr. Steven P. Gawne, Rebekah Gawne, Gawne Family Trust, 1089144 Alberta Ltd., John F. Brown, Diane Lynn McClaflin, Cassandra Doreen Brown, Elissa Alexandra Brown, Brown Family Trust, Priority Exploration Ltd., Northern Alberta Oil Ltd. and Gordon Skulmoski (the “Defendant”) a Statement of Claim in the Court of Queen’s Bench of Alberta Judicial District of Calgary. This suit is a part of a series of lawsuits or actions undertaken by the Plaintiff against some of the other above defendants.

The Plaintiff was and still is a minority shareholder of 979708 Alberta Ltd. (“979708”). 979708 was in the business of discovering, assembling and acquiring oil and gas prospects. In 2002 and 2003, 979708 acquired oil and gas prospects in the Sawn Lake area of Alberta. On or about the 14th of July, 2003, all or substantially all the assets of 979708 were sold to Classic Energy Inc. The Plaintiff claims the value of the assets sold was far in excess of the value paid for those assets. On April 23, 2004 Northern Alberta Oil Ltd., purchased Classic Energy Inc.’s assets, some of which are under dispute by the Plaintiff. On June 7, 2005 Deep Well acquired all of the common shares of Northern thereby giving Deep Well an indirect beneficial interest in the assets in which the Plaintiff is claiming an interest.

The Plaintiff seeks an order setting aside the transaction and returning the assets to 979708, compensation in the amount of $15,000,000 Cdn, a declaration of trust declaring that Northern and Deep Well, hold all of the assets acquired from 979708 and any property acquired by use of such assets, or confidential information of 979708, in trust for the Plaintiff.

This lawsuit has been stayed pending the outcome of the other litigation by the Plaintiff against some of the above defendants other than Deep Well and Northern. The Company believes the claims are without merit and will vigorously defend against them. As at June 30, 2010, no contingent liability has been recorded, as the Company believes that a successful outcome for the Plaintiff is unlikely.

Hardie & Kelly vs. Brown et al

On June 2, 2006, Hardie and Kelly (the “Plaintiff”), Trustee of the Estate of John Forbes Brown filed against John Forbes Brown, a bankrupt, Diane Lynn McClaflin, 1089144 Alberta Ltd., and Deep Well (the “Defendants”) an Amended Statement of Claim in the Court of Queen’s Bench of Alberta Judicial District of Calgary.  John Forbes Brown was a former officer and then sub-contractor of Deep Well before and during the time he was assigned into bankruptcy on July 12, 2004.  The Plaintiff claims, in addition to other issues unrelated to Deep Well, that John Forbes Brown received 4,812,500 Deep Well shares as a result of his employment at Deep Well and that John Forbes Brown improperly assigned these shares to the numbered company as a ruse entered into on the eve of insolvency by John Forbes Brown in order to facilitate the hiding of assets from his creditors and the trustee of his bankruptcy.  The Plaintiff further claims that on August 23, 2004, John Forbes Brown advised the Plaintiff that he in fact owned the above shares and did not disclose this ownership in his filed bankruptcy statement of affairs.

The Plaintiff further claims that John Forbes Brown would lodge the said shares with his lawyer until such time as these shares could be transferred to the Plaintiff.  The Plaintiff further claims that, unbeknownst to them, John Forbes Brown surreptitiously removed the shares from his lawyer’s office and delivered them to Deep Well so that Deep Well could cancel them.  The Plaintiff claims that Deep Well conspired with John Forbes Brown to defraud the creditors of John Forbes Brown by taking receipt and cancelling the said shares.  The Plaintiff claims that consideration paid by Deep Well for the said shares was invested in the home owned by John Forbes Brown and his wife.  The Plaintiff seeks: (1) an accounting of the proceeds and benefits derived by the dealings of the shares; (2) the home owned by John Forbes Brown and his wife, to be held in trust on behalf of the Plaintiff and an accounting of proceeds related to this trust; (3) damages from the Defendants because of their actions; (4) a judgement for $15,612,645 Cdn; (5) an order to sell John Forbes Brown’s home; and (6) interest and costs.

Deep Well plans to vigorously defend itself against the Plaintiff’s claims. As at June 30, 2010, no contingent liability has been recorded, as the Company believes that a successful outcome for the Plaintiff is unlikely.

13.   Subsequent Events

None. The Company has evaluated subsequent events through August 10, 2010, the date which the financial statements were available to be issued, and no such material events have occurred.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes. For the purpose of this discussion, unless the context indicates another meaning, the terms: “Deep Well”, “we,” “us” and “our” refer to Deep Well Oil & Gas, Inc. and its subsidiaries. This discussion includes forward-looking statements that reflect our current views with respect to future events and financial performance that involve risks and uncertainties. Our actual results, performance or achievements could differ materially from those anticipated in the forward-looking statements as a result of certain factors including risks discussed in Management’s Discussion and Analysis of Financial Condition or Results of Operations – “Forward-Looking Statements” below and elsewhere in this report, and under the heading “Risk Factors” and “Environmental Laws and Regulations” disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, filed with the Securities and Exchange Commission (“SEC”) on January 13, 2010.

Our consolidated financial statements and information are reported in U.S. dollars and are prepared based upon United States generally accepted accounting principles (“US GAAP”).

General Overview

Deep Well Oil and Gas, Inc., along with its subsidiaries, is an emerging independent junior oil and gas exploration and development company headquartered in Edmonton, Alberta, Canada. Our  immediate corporate focus is to develop the existing land base that we presently control in the Peace River oil sands area in Alberta, Canada. Our principal office is located at Suite 700, 10150 - 100 Street, Edmonton, Alberta, Canada T5J 0P6, our telephone number is (780) 409-8144, and our fax number is (780) 409-8146. Deep Well Oil & Gas, Inc. is a Nevada corporation and is quoted on the OTCQB marketplace under the symbol DWOG. We maintain a website at www.deepwelloil.com.

On April 21, 2010, we announced our quotation on the OTCQB marketplace. This graduation from the “Pink Sheets – Current Information” tier recognizes the progress that we have made in meeting our reporting requirements under the Securities Exchange Act of 1934. The OTCQB is a new market that only requires companies to be up to date in their filing requirements under the Securities Exchange Act of 1934.

Results of Operations for the Nine Months Ended June 30, 2010

We are an exploration stage company and as such does not have commercial production at any of its properties and, accordingly, it currently does not generate cash from operations. Since the inception of our current business plan, our operations have consisted primarily of various exploration and start-up activities relating to our properties, which included acquiring lease holdings by acquisitions and public offerings, seeking institutional investors, locating joint venture partners, acquiring and analyzing seismic data, engaging various firms to comply with leasehold conditions and environmental regulations as well as project management, and developing our long term business strategies. For the nine months ended June 30, 2010, and for the comparable period, we generated no revenues from operations.

	Nine Months Ended	Nine Months Ended	September 10, 2003 to
	June 30, 2010	June 30, 2009	June 30, 2010
Revenue	$–	$–	$–

Expenses
Administrative	$850,085	$1,845,728	$10,246,593
Amortization and Accretion	162,900	66,702	325,201
Share Based Compensation	–	5,802	923,142

Net Loss from Operations	(1,012,985)	(1,918,232)	(11,494,936)

Other Income and Expenses
Rental and Other Income	159	17,701	18,232
Interest Income	4,437	32,410	205,486
Interest Expense	–	(3)	(208,580)
Forgiveness of Loan Payable	–	–	287,406
Settlement of Debt	–	–	24,866
Loss on Disposal of Asset	–	–	(510)

Net Loss and Comprehensive Loss	$(1,008,389)	$(1,868,124)	$(11,168,036)

Our net loss and comprehensive loss for the nine months ended June 30, 2010, was $1,008,389 compared to a net loss and comprehensive loss of $1,868,124 for the nine months ended June 30, 2009. This difference was due primarily to a decrease of $995,643 in general and administrative costs relating to a decrease of operating expenses.

For the nine months ended June 30, 2010, interest income decreased by $27,973 compared to the nine months ended June 30, 2009, due to interest received from term deposits.

Operations

Deep Well, through its subsidiaries Northern Alberta Oil Ltd. (“Northern”) and Deep Well Oil & Gas (Alberta) Ltd., currently has a 100% working interest in 15 sections of Petroleum and Natural Gas rights (“P&NG”) in the Peace River area of Alberta, Canada, an 80% working interest in 56 contiguous sections of oil sands development leases, and a 40% working interest in an additional 12 contiguous sections of oil sands development leases in the Peace River oil sands area of Alberta, Canada. Our P&NG rights and oil sands development leases cover 52,505 gross acres (21,248 gross hectares) of land.

Previously, we successfully completed a drilling program and drilled 6 wells. In addition, we have an interest in 3 horizontal wells, which were previously drilled by our former farmout partner. Since then we have been evaluating the options for production available to us to determine the best course of action. Drilling on 80% owned lands has opened new avenues for testing and further development of the Sawn Lake project. On the 12 sections of the jointly held lands, in which we have a 40% working interest, we continue to explore different plans of action with Andora Energy Corporation, the operator of these 12 sections. The focus of our drilling program is to define the heavy oil reservoir to establish reserves and to determine the best technology under which oil can be produced from the Sawn Lake project in order to initiate production and generate cash flow.

On December 4, 2008, as operator, we successfully spudded the first well of six wells that were drilled in our 2008/2009 winter drilling program. This well is located at 12-14-092-13W5 in North Central Alberta and was drilled to a vertical depth of 680 meters. The well was logged, cased, and completed for bluesky heavy oil production, with perforated intervals from 644.5m to 649.5m. In September of 2009, we submitted an application with the Energy Resources Conservation Board (“ERCB”) for a commercial bitumen recovery scheme to evaluate the 12-14-092-13W5 well for potential development using Cyclic Steam Stimulation and recently we requested to add another previously drilled vertical well to the application. Currently this application is pending and we continue to answer the ERCB’s questions and supply them with requested information related to the application process. This production test is subject to regulatory approval, financing and other risks associated with the oil sands industry.

On February 2, 2009, as operator, we successfully spudded the sixth well of our six well 2008/2009 winter drilling program. This well is located at 6-22-092-13W5 in North Central Alberta and was drilled to a vertical depth of 660 meters. The well was logged and cased for bluesky heavy oil production, and recently we submitted a request to the ERCB for permission to add this well to our current ERCB application to conduct another Cyclical Steam Stimulation test parallel to the program we developed for the 12-14 well.

Liquidity and Capital Resources

As of June 30, 2010, our total assets were $14,093,706, compared to $15,494,144 as of June 30, 2009. The decrease in our total assets was primarily due to a decrease in cash and accounts receivable due to operations along with an increase in our long term investments and oil and gas properties. Our total liabilities as of June 30, 2010, were $411,206 compared with $504,036 as of June 30, 2009. The decrease in our total liabilities was due primarily to a decrease in operation expenses incurred in the nine months period ending June 30, 2010.

Our working capital (current liabilities subtracted from current assets) is as follows.

	As of	As of	Year Ending
	June 30, 2010	June 30, 2009	September 30, 2009

Current Assets	$706,476	$2,751,045	$2,032,025
Current Liabilities	38,895	177,617	34,049
Working Capital	$667,581	$2,573,428	$1,997,976

As of June 30, 2010, we had working capital of $667,581 compared to our working capital of $2,573,428 as of June 30, 2009. Our working capital decrease was due primarily to the decrease in cash and cash equivalents used to fund our 2008/2009 winter drilling program. Currently we have no long-term debt.

Our cash and cash equivalents for the nine months ending June 30, 2010, were $227,185, compared to $1,690,350 for the comparable nine months ending June 30, 2009. Since March 10, 2005, we financed our business operations through a loan, fees derived from the farmout of some of our lands, private offerings of our common stock, and the exercise of certain warrants, realizing gross proceeds of approximately $19.6 million. In these offerings, we sold units comprised of common stock and warrants to purchase additional common stock, and as a result of these offerings, we currently have an aggregate of 28,500,430 outstanding warrants with exercise prices ranging from $0.60 to $1.20. These warrants have expiration dates range from July 11, 2010 to October 31, 2012. If all of these warrants are exercised we may realize aggregate proceeds of approximately $20 million. However, the warrant holders have complete discretion as to when or if the warrants are exercised before they expire and we cannot guarantee that the warrant holders will exercise any of the warrants.

For our long-term operations we anticipate that, among other alternatives, we may raise funds during the next 24 months through sales of our common stock. We also note that if we issue more shares of our common stock, our stockholders may experience dilution in the percentage of their ownership of common stock. We may not be able to raise sufficient funding from stock sales for long-term operations and if so, we may be forced to delay our business plans until adequate funding is obtained. We believe debt financing will not be an alternative for funding our operations, as we are an exploration stage company and due to the risky nature of our business.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Cautionary Statements for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act

This Quarterly Report on Form 10-Q, including all referenced exhibits, contains “forward-looking statements” within the meaning of the United States federal securities laws. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “may,” “believe,” “intend,” “will,” “anticipate,” “expect,” “estimate,” “project,” “future,” “plan,” “strategy,” or “continue,” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters, identify forward-looking statements. For these statements, Deep Well claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this Quarterly Report on Form 10-Q include, among others, statements with respect to:

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

Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors, which may cause the actual results to differ materially from the anticipated future results expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those set forward in the forward-looking statements include, but are not limited to:

•	changes in general business or economic conditions;

•	changes in legislation or regulation that affect our business;

•	our ability to obtain necessary regulatory approvals and permits;

•	Our ability to apply to the ERCB for additional tests to further evaluate the wells on our lands;

•	opposition to our regulatory requests by various third parties;

•	actions of aboriginals, environmental activists and other industrial disturbances;

•	the costs of environmental reclamation of our lands;

•	availability of labor or materials or increases in their costs;

•	the availability of sufficient capital to finance our business plans on terms satisfactory to us;

•	adverse weather conditions and natural disasters;

•	risks associated with increased insurance costs or unavailability of adequate coverage;

•	volatility of oil and natural gas prices;

•	competition;

•	changes in labor, equipment and capital costs;

•	future acquisitions or strategic partnerships;

•	the risks and costs inherent in litigation;

•	imprecision in estimates of reserves, resources and recoverable quantities of oil and natural gas;

•	product supply and demand;

•	fluctuations in currency and interest rates; and

•
the additional risks and uncertainties, many of which are beyond our control, referred to elsewhere in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, and in our other SEC filings.

The preceding bullets outline some of the risks and uncertainties that may affect our forward-looking statements. For a full description of risks and uncertainties, see the sections entitled “Risk Factors” and “Environmental Laws and Regulations” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, filed with the SEC on January 13, 2010. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. Any forward-looking statement speaks only as of the date on which it was made and, except as required by law, we disclaim any obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q, 8-K and any other SEC filing should be consulted.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 under the Exchange Act and therefore we are not required to provide the information required under this item.

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of our fiscal quarter ended June 30, 2010, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange), was carried out under the supervision and with the participation of our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that as of the end of that quarter, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

It should be noted that while our principal executive officer and principal financial officer believe that our disclosure controls and procedures provide a reasonable level of assurance that they are effective, they do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended June 30, 2010, there were no changes in our internal control over financial reporting that would have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no new material developments in our litigation proceedings from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, filed with the SEC on January 13, 2010.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, filed with the SEC on January 13, 2010.

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
DEEP WELL OIL & GAS, INC.

By	/s/ Horst A. Schmid
Dr. Horst A. Schmid
Chief Executive Officer and President
(Principal Executive Officer)

Date	August 13, 2010

By	/s/ Curtis James Sparrow
Mr. Curtis James Sparrow
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date	August 13, 2010