Form 10-K
period 2010-09-30
DEEP WELL OIL & GAS INC
filed 2010-12-27
CIK 869495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2010

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common equity was sold on March 31, 2010 was approximately $4.8 million.

As of November 26, 2010, the Issuer had approximately 136,059,971 shares of common stock, $0.001 par value per share outstanding.

TABLE OF CONTENTS

		Page Number

GLOSSARY AND ABBREVIATIONS		4

CURRENCY EXCHANGE RATES		6

PART I

ITEM 1.	BUSINESS	6
	Business Development
	Principal Product
	Market and Distribution of Product
	Competitive Business Conditions
	Customers
	Royalty Agreements
	Government Approval and Crown Royalties
	Research and Development
	Environmental Laws and Regulations
	Employees

ITEM 1A.	RISK FACTORS	12

ITEM 1B	UNRESOLVED STAFF COMMENTS	15

ITEM 2.	PROPERTIES	15
	Office Leases
	Oil & Gas Properties
	Acreage
	Reserves, Production and Delivery Commitments
	Drilling Activity
	Present Activities
	Past Activities

ITEM 3.	LEGAL PROCEEDINGS	18

ITEM 4.	(REMOVED AND RESERVED)	19

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	20
	Market Price Information for Common Stock
	Holders of Record
	Dividends
	Equity Compensation Plan Information
	Performance Graph
	Sales of Unregistered Securities

ITEM 6.	SELECTED FINANCIAL DATA	22

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	23

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	27

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS		28

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	28
	Consolidated Balance Sheets
	Consolidated Statements of Operations
	Consolidated Statements of Shareholders’ Equity
	Consolidated Statements of Cash Flows
	Notes to the Consolidated Financial Statements

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	48

ITEM 9A.	CONTROLS AND PROCEDURES	48

ITEM 9B.	OTHER INFORMATION	48

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	49

ITEM 11.	EXECUTIVE COMPENSATION	52

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	55

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	56

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	57

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	58

SIGNATURES		60

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

Bbl or Bbls – means barrel or barrels.

Bitumen – a heavy, viscous form of crude oil that generally has an API gravity of less than 10 degrees.

Cdn – means Canadian dollars.

Celsius – a temperature scale that registers the freezing point of water as 0 degrees and the boiling point as 100 degrees under normal atmospheric pressure. Room temperature is between 20 degrees and 25 degrees Celsius.

Cold Flow – a production technique where the oil is simply pumped out of the sands not using a Thermal Recovery Technique.

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

Cyclic Steam Stimulation (“CSS”) – a thermal in situ recovery method, which consists of a three-stage process involving high-pressure steam injected into the formation for several weeks. The heat softens the oil while the water vapor helps to dilute and separate the oil from the sand grains. The pressure also creates channels and cracks through which the oil can flow more easily to the well. When a portion of the reservoir is thoroughly saturated, the steam is turned off and the reservoir “soaks” for several weeks. This is followed by the production phase, when the oil flows, or is pumped, up the same wells to the surface. When production rates decline, another cycle of steam injection begins. This process is sometimes called “huff-and-puff” recovery.

Darcy (Darcies) – a measure of rock permeability (the degree to which natural gas and crude oil can move through the rocks).

Density – the heaviness of crude oil, indicating the proportion of large, carbon-rich molecules, generally measured in kilograms per cubic metre (kg/m3) or degrees on the American Petroleum Institute (API) gravity scale.

Development Well – a well drilled within a proven area of a natural gas or oil reservoir to the depth of a stratigraphic horizon known to be productive.

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

Exploratory Well – a well drilled to find and produce natural gas or oil in an unproven area, to find a new reservoir in a field previously found to be productive of natural gas or oil in another reservoir, or to extend a known reservoir.

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

In situ – In the oil sands context (In situ means “in place” in Latin), In situ methods such as SAGD or CSS through horizontal or vertical wells are required if the oil sands deposits are too deep to mine from the surface.

Lease – a legal document giving an operator the right to drill for or produce oil or gas; also, the land on which a lease has been obtained.

License of Occupation (“LOC”) – a surface crown agreement issued by the Alberta Department of Sustainable Resources Development granting the mineral producer the right to occupy public lands for an approved purpose, usually issued primarily for access roads or to construct access roads, but may also be issued for other purposes.

Light Crude Oil – liquid petroleum which has a low density and flows freely at room temperature. Also called conventional oil, it has an API gravity of at least 22 degrees and a viscosity less than 100 centipoise (cP).

Mineral Surface Lease (MSL) – a surface crown agreement issued by the Alberta Department of Sustainable Resources Development granting the mineral producer the right to construct a well site on publicly owned land.

Net Acre/Hectare – a net acre is the result that is obtained when fractional ownership working interest is multiplied by gross acres.

Oil Sands – naturally occurring mixtures of bitumen, water, sand and clay that are found mainly in three areas of Alberta - Athabasca, Peace River and Cold Lake. A typical sample of oil sand might contain about 12% bitumen by weight.

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

Saturation – the relative amount of water, oil, and gas in the pores of a rock, usually as a percentage of volume.

SEC – means United States Securities and Exchange Commission.

Section – in reference to a parcel of land, meaning an area of land comprising approximately 640 acres.

Solution Gas – natural gas that is found with crude oil in underground reservoirs. When the oil comes to the surface, the gas expands and comes out of the solution.

Steam-Assisted Gravity Drainage (“SAGD”) – pairs of horizontal wells (an upper well and a lower well) are drilled into an oil sands formation and steam is injected continuously into the upper well. As the steam heats the oil sands formation, the bitumen softens and drains into the lower well, from which it is brought to the surface.

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

Viscosity – a measure of a fluids resistance to flow. To simplify, the oil’s viscosity represents the measure for which the oil wants to stay put when pushed (sheared) by moving mechanical components. It varies greatly with temperature. The more viscous the oil the greater the resistance and the less easy it is for it to flow. Centipoise (cp) is the common unit for expressing absolute viscosity. Viscosity matters to producers because the oil’s viscosity at reservoir temperature determines how easily oil flows to the well for extraction.

CURRENCY EXCHANGE RATES

Our functional currency is the US dollar, therefore our accounts are reported in United States dollars. However, our Canadian subsidiaries maintain their accounts and records in Canadian dollars (“Cdn”). As a result, all dollar amounts herein are stated in United States dollars except where otherwise indicated.

The following table sets forth the rates of exchange for the Canadian dollar, expressed in US dollars, in effect at the end of the following periods and the average rates of exchange during such periods, based on the noon rates of exchange for such periods as reported by the Bank of Canada.

Year ending September 30,	2010	2009	2008	2007

Rate at end of year	$1.0298	$1.0722	$1.0599	$0.9963
Average rate for the year	$1.0407	$1.1804	$1.0092	$1.1132

Unless the context indicates another meaning, the terms the “Company,” “we,” “us” and “our” refer to Deep Well Oil & Gas, Inc. and its subsidiaries. For definitions of some terms used throughout this report, see “Glossary and Abbreviations”.

PART I

ITEM 1.	BUSINESS

We are an emerging independent junior oil and gas exploration and development company headquartered in Edmonton, Alberta, Canada. Our immediate corporate focus is to develop the existing oil sands land base that we presently own in the Peace River oil sands area in North Central Alberta. Our principal office is located at Suite 700, 10150 – 100 Street, Edmonton, Alberta T5J 0P6, our telephone number is (780) 409-8144 and our fax number is (780) 409-8146. Deep Well Oil & Gas, Inc. is a Nevada corporation and our common stock trades on the OTCQB marketplace under the symbol DWOG. We maintain a web site at www.deepwelloil.com. The contents of our website are not part of this form 10-K.

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

On February 19, 2003, Allied Devices Corporation filed a Petition for Relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court in and for the Eastern District of New York titled In re: Allied Devices Corporation, et al., Chapter 11, Case No. 03-80962-511 (hereinafter referred to as the “Bankruptcy Action”).

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

On December 9, 2004, Deep Well signed a Joint Operating Agreement with 1132559 Alberta Ltd. (hereinafter referred to as “1132559”) under which 1132559 acknowledged the terms under which their 10% working interest acquired from Pan Orient in the joint lands covering 3 Peace River oil sands development leases for a total of 31 sections, which Pan Orient acquired on April 23, 2004, would be governed.

On February 25, 2005, Deep Well and Northern signed a farmout agreement (hereinafter referred to as the “Farmout Agreement”) with Surge Global Energy, Inc. (hereinafter referred to as “Surge US”) and Signet Energy Inc. (formerly known as Surge Global Energy Canada Ltd., and hereinafter referred to as “Signet”) (collectively, “Surge”). Signet subsequently merged with 1350826 Alberta Ltd. a wholly owned subsidiary of Andora Energy Corporation, and subsequently 1350826 Alberta Ltd. amalgamated with Andora Energy Corporation (hereinafter referred to as “Andora”, a company approximately 53% owned by Pan Orient). This agreement allowed Surge to earn up to a 40% working interest in the farmout lands (50% of our share). Among other things the agreement called for Surge to drill 10 wells, pay $2,000,000 (less expenses related to a financing) as a prospect fee payable as ninety percent (90%) to Northern and ten percent (10%) to Deep Well, and grant us, in the same proportions, 33.33% of the shares of Surge US outstanding on the day the agreement was signed.

On March 3, 2005, Deep Well, Northern and Surge mutually agreed by an amending agreement to extend the payment date of the prospect fee under Article 13 of the Farmout Agreement dated February 25, 2005, whereby Surge was granted an extension for payment of the prospect fee to the closing date of March 18, 2005.

On March 10, 2005, Deep Well, Northern and Surge mutually agreed by an amending agreement that Surge US is only a party to the Farmout Agreement for the purposes of Article 14 of the Farmout Agreement dated February 25, 2005.

On March 10, 2005, Deep Well, Northern and Surge mutually agreed by an amending agreement to establish a procedure whereby Signet is to be appointed as the operator under the existing Joint Operating Agreements in respect of all Farmout Lands in which Signet earns an interest pursuant to Article 7 of the Farmout Agreement dated February 25, 2005.

On June 7, 2005, Deep Well acquired 100% of the common shares of Northern in exchange for 18,208,875 shares of Deep Well’s common stock. Under the terms of the agreement, Deep Well acquired one hundred percent (100%) of Northern’s issued and outstanding common stock and obtained exclusive options to acquire one hundred percent (100%) of Northern’s preferred stock. The agreement provided that one hundred percent (100%) of Northern’s common and preferred shareholders would exchange their Northern shares for newly issued shares of Deep Well’s restricted common stock. Deep Well, through its acquisition of Northern, acquired a net 80% working interest in 3 Peace River oil sands development leases, 1 oil sands permit and 1 petroleum and natural gas license for a total of 38.5 sections covering 24,355 gross acres (9,856 gross hectares). Through this acquisition our Company has more than doubled its acreage position in the Peace River oil sands to 43,965 gross acres (17,792 gross hectares). Of the total acreage, 6.5 sections are classified as the oil sands permit and petroleum and natural gas license, and were encumbered by an injunction related to a court proceeding involving Classic Energy Inc., (hereinafter referred to as “Classic”), the company Northern acquired this acreage from. This permit and license have now been released and as of November 15, 2005, were transferred to Northern.

On July 14, 2005, our Company and Surge mutually agreed to amend the Farmout Agreement dated February 25, 2005 in order to extend the date to spud the first well until September 25, 2005.

On September 15, 2005, Deep Well Oil & Gas (Alberta) Ltd. (hereinafter referred to as “Deep Well Alberta”), a 100% wholly owned subsidiary company of Deep Well, was incorporated in the province of Alberta, Canada. Deep Well Alberta was incorporated in order to hold Deep Well’s Canadian oil sands leases it acquired on August 18, 2004, other than the oil sands leases already held by Northern. At the time, Deep Well owned 100% of the common shares of Northern but not the preferred shares of Northern.

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

On November 15, 2005, as part of the settlement of the litigation as described in this report, we agreed to amend the Farmout Agreement signed on February 25, 2005 between our Company and Surge that had previously been terminated by Deep Well (as previously disclosed on Form 8-K on September 29, 2005). The amendments to the agreement provided that: 1.) all conditions of the Farmout Agreement will be deemed to have been satisfied on September 25, 2005; 2.) the earning period (the period during which Signet has to drill 10 wells) under the agreement will be extended until February 25, 2008; 3.) Signet will have until September 25, 2006 to drill an option well (the second well); 4.) an additional 6.5 sections of land will be added to the land subject to the agreement; 5.) Signet will pay Deep Well $1,000,000 on November 15, 2005 in satisfaction of the prospect fee outstanding instead of after drilling the second well as stated in the Farmout Agreement; and 6.) no shares of Surge US will be issued to Deep Well or Northern, instead we will receive 7,550,000 common shares of Signet, a private subsidiary company of Surge US.

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

On September 11, 2007, we exercised our dissenting rights at Signet’s special meeting of shareholder's held in Calgary, Alberta with respect to the amalgamation between Signet and Andora. Our Company reserved its right to file a Notice of Motion with the Court of Queen’s Bench of Alberta, Canada as a step towards enforcing our rights to dissent. On November 19, 2008, we entered into an arrangement whereby Deep Well’s subsidiaries, Deep Well Alberta and Northern, exchanged their 755,000 and 6,795,000 common shares of Signet respectively into 224,156 and 2,017,402 common shares of Andora respectively.

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

On March 18, 2008, the 6.5 section oil sands permit, which was originally scheduled to expire on April 9, 2008, was extended for one year pursuant to an application submitted by Northern to the Alberta Department of Energy .

On September 10, 2008, the ERCB granted us well licenses to drill 6 wells on our Sawn Lake oil sands properties.

On December 1, 2008, in conjunction with our 2008/2009 winter drilling program, we acquired 2 vertical wells and existing road infrastructure from Paramount Resources Ltd. (“Paramount”) through a transfer of title. These existing roads total 12km of access on our Sawn Lake property and 1 of the wells was subsequently transferred to our oil sands lease.

On December 4, 2008, we successfully spudded the first well of six wells to be drilled in our 2008/2009 Sawn Lake winter drilling program in the Peace River oil sands area of Alberta. By early February of 2009, we successfully drilled all planned 6 wells of our Sawn Lake oil sands project.

On February 1, 2009, Northern acquired another existing access road on our Sawn Lake properties from Penn West Petroleum Ltd., adding 8.7 km of roads to its Sawn Lake infrastructure.

On April 30, 2009, the Alberta Department of Energy approved our application to convert 5 sections of our 5-year oil sands permit to a 15-year primary lease.

In September of 2009, we submitted an application (hereinafter referred to as the “CSS Application”) to the ERCB for a commercial bitumen recovery scheme to evaluate the 12-14-092-13W5 well for potential development using Cyclic Steam Stimulation (“CSS”), and later we added the 6-22-092-13W5 well to the application.

On October 14, 2010, our CSS Application was approved by the ERCB to conduct one CSS production test on one of the wells to evaluate the oil sands resource using this secondary recovery technology. The Company has appointed Asher Engineering Ltd. to manage the CSS project and construction, including procurement of all required equipment. The CSS process involves steam injection into a well for a period of up to 30 days, potentially a ”soaking” period, followed by production of heavy oil for up to 50 days or more. This CSS production test is not only for the production of heavy oil from the Blue Sky zone of the Sawn Lake project but it will also aid in quantifying proven reserves of oil.

On November 9, 2010 we secured two private placement financings for $2,050,000. The Company intends to use the majority of the net proceeds from the private placements to conduct engineering, construction and other operations for its recently approved CSS production test.

Currently, Deep Well and its subsidiaries, Northern and Deep Well Alberta, have an 80% working interest in 56 contiguous sections of oil sands development leases, and a 40% working interest in an additional 12 contiguous sections of oil sands development leases in the Peace River oil sands area of Alberta, Canada. Our oil sands leases cover 43,015 gross acres (17,408 gross hectares). The focus of our Company’s operations is to define the heavy oil reservoir to establish reserves and to determine the best technology under which oil can be produced from the Sawn Lake project in order to initiate production and generate a cash flow.

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

We intend to sell our oil and gas production under both short-term (less than one year) and long-term (one year or more) agreements at prices negotiated with third parties. Under both short-term and long-term contracts, typically either the entire contract (in the case of short-term contracts) or the price provisions of the contract (in the case of long-term contracts) are renegotiated inintervals ranging in frequency from daily to annual. At this time we have no production and therefore no short-term or long-term contracts. We will adopt specific sales and marketing plans once production is achieved.

Market pricing for bitumen is seasonal, with lower prices in and around the calendar year-end being the norm due to lower demand for asphalt and other bitumen-derived products. By necessity, bitumen is regularly blended with diluent in order to facilitate its transportation via pipeline to North American markets. As such, the effective field price for bitumen is also directly impacted by the input cost of the diluent required, the demand and price of which is also seasonal in nature (higher in winter as colder temperatures necessitate more diluent for transportation). Consequently, bitumen pricing is notoriously weak in and around December 31 and not reflective of the annual average realized price or the economics of the “business” overall. We have been advised that, to price bitumen, marketers apply formulas that take as a reference point the prices published for crude oil of particular qualities such as “Edmonton light”, “Lloydminster blend”, or the more internationally known “West Texas Intermediate” (hereinafter referred to as “WTI”). We also understand that the price of bitumen fluctuates widely during the course of a year, with the lowest prices typically occurring at the end of the calendar year because of decreased seasonal demand for asphalt and other bitumen-derived products coupled with higher prices for diluents added to facilitate pipeline transportation of bitumen.

The price of oil and natural gas sold is determined by negotiation between buyers and sellers. An order from the National Energy Board (hereinafter referred to as “NEB”) is required for oil exports from Canada. Any oil export to be made pursuant to an export contract of longer than one year in the case of light crude, and two years in the case of heavy crude, requires an exporter to obtain an export license from the NEB. The issue of such a license requires the approval of the Government of Canada. Natural gas exported from Canada is also subject to similar regulation by the NEB. Natural gas exports for a term of less than two years, or for a term of two to twenty years in quantities of not more than 20,000 mcf per day, must be made pursuant to an NEB order. Any natural gas exports to be made pursuant to a contract of larger duration (to a maximum of 25 years) or in larger quantities require an exporter to obtain a license from the NEB, which requires the approval of the Government of Canada. Exporters are free to negotiate prices and other terms with purchasers provided that the export contracts meet certain criteria prescribed by the NEB. The government of Alberta also regulates the volume of natural gas, which may be removed from the province for consumption elsewhere based on such factors as reserve availability, transportation arrangements and market considerations.

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

Royalty Agreements

Through the acquisition of Northern, our Company became a party to the following royalty agreement:

On December 12, 2003, Nearshore Petroleum Corporation (hereinafter referred to as “Nearshore”) entered into a Royalty Agreement with Mikwec Energy Canada, Ltd. (now known as Northern) that potentially encumbers 6 oil sands development leases covering 23,406 gross acres (9,472 gross hectares) located within our Sawn Lake properties (hereinafter the “Royalty Agreement”). Nearshore claimed a 6.5% gross overriding royalty from Northern on the leased substances on the land interests which Northern holds in the above 6 oil sands leases. Nearshore was a private corporation incorporated in Alberta, Canada, and was owned and controlled by Mr. Steven P. Gawne and his wife, Mrs. Rebekah J. Gawne, who each owned 50% of Nearshore. Mr. Steven P. Gawne was formerly the President, Chief Executive Officer and Director of Deep Well from February 6, 2004 to June 29, 2005. Part or all of this Royalty Agreement has been purportedly transferred by Nearshore to other parties.

On February 28, 2005, Deep Well, Northern and Surge agreed that the Company would be responsible for the portion of the claimed 6.5% royalty payable by Surge, if any, on lands earned under the February 25, 2005 Farmout Agreement. This liability could arise by virtue of a royalty agreement between Northern and Nearshore dated December 12, 2003. This obligation of our Company was further modified on November 26, 2007, where it was agreed that the Company would not be liable or obligated to pay any of this claimed portion of the royalty due, if any, on the portion of the royalty acquired by Andora.

Government Approval and Crown Royalties

Exploration and Production. Our operations are subject to Canadian federal and provincial governmental regulations. Such regulations include: requiring licenses for the drilling of wells, regulating the location of wells and the method and ability to produce wells, surface usage and the restoration of land upon which wells have been drilled, the plugging and abandoning of wells and the transportation of production from wells. Our operations are also subject to various conservation regulations, including the regulation of the size of spacing units, the number of wells which may be drilled in a unit, the unitization or pooling of oil and gas properties, the rate of production allowable from oil and gas wells, and the ability to produce oil and gas.

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

Effective January 1, 2009, oil sands royalties in Alberta are calculated using a sliding scale for royalty rates ranging from 1% to 9% pre-payout and 25% to 40% post-payout depending on the world oil price. Project “payout” refers to the point in which we earn sufficient revenues to recover all of the allowed costs for the project plus a return allowance. The base royalty starts at 1% and increases for every dollar the world oil price, as reflected by the West Texas Intermediate (hereinafter referred to as “WTI”), is priced above $55 per barrel, to a maximum of 9% when oil is priced at $120 per barrel or greater. The net royalty starts at 25% and increases for every dollar oil is priced above $55 per barrel to 40% when oil is priced at $120 or higher.

Research and Development

We had no material research and development costs for the fiscal years ended September 30, 2010, 2009 and 2008.

Environmental Laws and Regulations

The oil and natural gas industry is subject to environmental laws and regulations pursuant to Canadian local, provincial and federal legislation. Environmental legislation provides for restrictions and prohibitions on releases or emissions of various substances produced or utilized in association with certain oil and gas industry operations. In addition, legislation requires that well and facility sites be monitored, abandoned and reclaimed to the satisfaction of provincial authorities. A breach of such legislation may result in the imposition of fines and penalties. Under these laws and regulations, we could be liable for personal injury, clean-up costs and other environmental and property damages as well as administrative, civil and criminal penalties. Accordingly, we could be liable or could be required to cease production on properties if environmental damage occurs. Although we maintain insurance coverage, the costs of complying with environmental laws and regulations in the future may harm our business. Furthermore, future changes in environmental laws and regulations could occur that result in stricter standards and enforcement, larger fines and liability, and increased capital expenditures and operating costs, any of which could have a material adverse effect on our financial condition or results of operations. We maintain commercial property and general liability insurance coverage on the properties we operate. We also maintain operators extra expense insurance which provides coverage for well control incidents specifically relating to regaining control of a well, seepage, pollution, clean-up and containment. No coverage is maintained with respect to any fine or penalty required to be paid due to a violation of the regulations set out by the federal and provincial regulatory authorities. We are committed to meeting our responsibilities to protect the environment and anticipate making increased expenditures of both a capital and expense nature as a result of the increasingly stringent laws relating to the protection of the environment.

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

On June 18, 2009, the Canadian government passed the new Environmental Enforcement Act (“EEA”). The EEA was created to strengthen and amend nine existing Statutes that relate to the environment and to enact provisions respecting the enforcement of certain Statutes that relate to the environment. The EEA amends various enforcement, offence, penalty and sentencing provisions to deter offenders from committing offences under the EEA by setting minimum and maximum fines for serious offences. The EEA also gives enforcement officers new powers to investigate cases and grants courts new sentencing authorities that ensure penalties reflect the seriousness of the pollution and wildlife offences. The EEA also expands the authority to deal with environmental offenders by: 1.) specifying aggravating factors such as causing damage to wildlife or wildlife habitat, or causing damage that is extensive, persistent or irreparable; 2.) providing fine ranges that are higher for corporate offenders than for individuals; 3.) doubling fine ranges for repeat offenders; 4.) authorizing the suspension and cancellation of licenses, permits or other authorizations upon conviction; 5.) requiring corporate offenders to report convictions to shareholders; and 6.) mandating the reporting of corporate offences on a public registry.

Employees

Our Company currently has two prime subcontractors and three full-time employees. For further information on our subcontractors see “Compensation Arrangements for Executive Officers” under Item 11 “Executive Compensation”. We expect to hire from time to time more employees, independent consultants, and contractors during the stages of implementing our plans.

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

We Are An Exploration Stage Company Implementing A New Business Plan. We are an exploration stage Company with only a limited operating history upon which to base an evaluation of our current business and future prospects, and we have just begun to implement our business plan. Since our inception, we have suffered recurring losses from operations and have been dependent on new investment to sustain our operations. During the years ended September 30, 2010, 2009 and 2008 we reported net losses of $1,331,552, $2,167,343 and $2,796,055 respectively.

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

Our Interests Are Held In The Form Of Leases That We May Be Unable To Retain. Our Swan Lake property is held under leases and working interests in leases. These leases we are a party to are for a fixed term of 15 years, but contain a provision that allows us to extend the term of the lease so long as we meet the minimum level of evaluation as set out by the Government of Alberta tenure guidelines. If we or the holder of a lease fails to meet the specific requirements of the lease regarding delay or non-payment of rental payments or we or the holder of the lease fail to meet the minimum level of evaluation some or all of our leases may terminate or expire. There can be no assurance that any of the obligations required to maintain each lease will be met. The termination or expiration of our leases or the working interests relating to leases may reduce our opportunity to exploit a given prospect for oil production and thus have a material adverse effect on our business, results of operations and financial condition.

We Expect Our Operating Expenses To Increase Substantially In The Future And We May Need To Raise Additional Funds. We have a history of net losses and expect that our operating expenses will increase substantially over the next 12 months as we continue to implement our business plan. In addition, we may experience a material decrease in liquidity due to unforeseen capital calls or other events and uncertainties. As a result, we may need to raise additional funds, and such funds may not be available on favourable terms, if at all. If we cannot raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, results of operations and financial condition..

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

We Do Not Control All Of Our Operations. We do not operate all of our properties and we therefore have limited influence over the testing, drilling and production operations of those properties. Andora currently operates 12 of our 68 oil sections in which we have a working interest. Currently, our Company has an 80% working interest in 56 contiguous sections of oil sands development leases, and a 40% working interest in an additional 12 contiguous sections of oil sands development leases in the Peace River oil sands area of Alberta, Canada. Our oil sands leases cover 43,015 gross acres (17,408 gross hectares). Our lack of control of the 12 sections Andora currently operates could result in the following:

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

Our Operations Are Subject To A Wide Range of Environmental Legislation and Regulation From All Levels Of Government Of Which We Have No Control. Environmental legislation imposes, among other things, restrictions, liabilities and obligations in connection with the generation, handling, storage, transportation, treatment and disposal of hazardous substances and waste and in connection with spills, releases and emissions of various substances to the environment. As well, environmental regulations are imposed on the qualities and compositions of the products sold and imported. Environmental legislation also requires that wells, facility sites and other properties associated with our operations be operated, maintained, abandoned and reclaimed to the satisfaction of applicable regulatory authorities. In addition, certain types of operations, including exploration and development projects and significant changes to certain existing projects, may require the submission and approval of environmental impact assessments. Compliance with environmental legislation can require significant expenditures, and failure to comply with environmental legislation may result in the imposition of fines and penalties and liability for clean up costs and damages. We cannot assure that the costs of complying with environmental legislation in the future will not have a material adverse effect on our financial condition or results of operations. We anticipate that changes in environmental legislation may require, among other things, reductions in emissions to the air from its operations and result in increased capital expenditures. Future changes in environmental legislation could occur and result in stricter standards and enforcement, larger fines and liability, and increased capital expenditures and operating costs, which could have a material adverse effect on our results of operations and financial condition..

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

Our Stock Price Could Decline. Our common stock is traded on the OTCQB marketplace. There can be no assurance that an active public market will continue for the common stock or that the market price for the common stock will not decline below its current price. Such price may be influenced by many factors, including but not limited to, investor perception of us and our industry and general economic and market conditions. The trading price of the common stock could be subject to wide fluctuations in response to announcements of our business developments or our competitors, quarterly variations in operating results, and other events or factors. In addition, stock markets have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market prices of companies, at times for reasons unrelated to their operating performance. Such broad market fluctuations may adversely affect the price of our common stock. Our stock price may decline as a result of future sales of our shares or the perception that such sales may occur.

We Could Be Subject to SEC Penalties If We Do Not File All Of Our SEC Reports. Although we are presently up to date in our filings, in the past we have not filed all of our annual and quarterly reports required to be filed by us with the SEC, in a timely manner. It is possible that the SEC could take enforcement action against us, including potentially the de-registration of our securities, if we fail to file our annual and quarterly reports in a timely manner as required by the SEC. If the SEC were to take any such actions, it could adversely affect the liquidity of trading in our common stock and the amount of information about our Company that is publicly available.

Broker-Dealers Are Not Permitted To Solicit Trades In Our Common Stock. Our common stock is considered to be a “penny stock” because it meets one or more of the definitions of “penny stock” in the Exchange Act Rule 3a51-1. The principal result or effect of being designated a “penny stock” is that securities broker-dealers cannot recommend the stock and may only trade in it on an unsolicited basis.

Risks Related to Broker-Dealer Requirements Involving Penny Stocks / Risks Affecting Trading and Liquidity. Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 promulgated thereunder by the SEC require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account. These rules may have the effect of reducing the level of trading activity in the secondary market, if and when one develops.

Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be “penny stock.” Moreover, SEC Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Pursuant to the Penny Stock Reform Act of 1990, broker-dealers are further obligated to provide customers with monthly account statements. Compliance with the foregoing requirements may make it more difficult for investors in our stock to resell their shares to third parties or to alternatively dispose of them in the market or otherwise.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Office Leases

We lease and maintain office space in Edmonton, Alberta for corporate and administrative operations; the lease expires on December 31, 2013. We also lease and maintain office space in Calgary, Alberta; this lease expires on November 30, 2012.

Oil and Gas Properties

Acreage

Currently we own an 80% working interest in 56 contiguous sections of oil sands development leases and a 40% working interest in 12 sections of oil sands leases in the Peace River oil sands area in North Central Alberta. The oil sands leases cover 43,015 gross acres (17,408 gross hectares). Of the 68 contiguous sections of oil sands leases, Andora is the operator of 12 sections in which we have a 40% working interest, and we are the operator on 56 sections where we have an 80% working interest.

In conjunction with our 2008/2009 winter drilling program, and effective December 1, 2008, we acquired 12 km of existing road infrastructure from Paramount Resources Ltd. (hereinafter referred to as “Paramount”) through a transfer of title.  Along with this transfer of title we acquired 2 vertical wells, 1 of which is located on our Sawn Lake oil sands lease and the other located approximately 2.5 miles north of our Sawn Lake oil sands lease.

Effective February 1, 2009, we also acquired from Penn West Petroleum Ltd. an LOC that totalled 8.7 km of an existing road on our Sawn Lake property.

On April 30, 2009, the Alberta Department of Energy approved our application to convert 5 sections of our oil sands permit to a 15-year primary lease. By drilling on these lands where the permits were set to expire, we have preserved title to 5 sections and now have a primary lease, which is valid for an additional 15 years.

The following table summarizes our gross and net developed and undeveloped oil and natural gas rights under lease as of September 30, 2010.

OIL SANDS RIGHTS as of September 30, 2010
	Gross Hectares	Net Hectares	Gross Acres	Net Acres
Oil Sands Developed Acreage
Sawn Lake – Peace River oil sands area, Alberta, Canada	None	None	None	None
Total	None	None	None	None

Oil Sands Undeveloped Acreage
Sawn Lake – Peace River oil sands area, Alberta, Canada
56 sections (1)	14,336	11,469	35,425	28,340
12 sections (2)	3,072	1,229	7,591	3,036
Total	17,408	12,698	43,015	31,376

TOTAL HECTARES/ACRES	17,408	12,698	43,015	31,376

(1) 80% working interest.
(2) 40% working interest.

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

Undeveloped acreage is considered to be those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil or natural gas, regardless of whether or not that acreage contains proven reserves, but does not include undrilled acreage held by production under the terms of a lease. As is customary in the oil and gas industry, we can generally retain our interest in undeveloped acreage by drilling activity that establishes commercial production sufficient to maintain the leases, or by paying delay rentals during the remaining primary term of such a lease. The oil and natural gas leases in which we have an interest are for varying primary terms, and if production continues from our developed lease acreage beyond the primary term, we are entitled to hold the lease for as long as oil or natural gas is produced.

Reserves, Production and Delivery Commitments

We did not engage in any sustained production activities during the years ending September 30, 2010, 2009 and 2008 nor did we have any proven or probable reserves at the end of such periods and thus were not required to provide any of the production data required by Statement of Financial Accounting Standards No. 69. We do not have any obligations under existing delivery commitment contracts or agreements calling for the provision of fixed and determinable quantities of oil and gas over the next three years, and have therefore not filed any information or reports with any federal authority or agency containing estimates of total, proven developed or undeveloped net oil or gas reserves.

Drilling Activity

The following tables summarize the results of our drilling activities in the Sawn Lake area of Alberta during the years ended September 30, 2010, 2009 and 2008.

Exploratory Wells	2010		2009		2008
year ended September 30	Gross	Net	Gross	Net	Gross	Net
Gas	–	–	–	–	–	–
Oil	–	–	–	–	–	–
Oil/Gas	–	–	–	–	–	–
Evaluating	–	–	–	–	–	–
Drilling at end of year	–	–	–	–	–	–
Suspended	–	–	–	–	–	–
Abandoned	–	–	–	–	–	–
Total Exploratory Wells	–	–	–	–	–	–

Development Wells	2010		2009			2008
year ended September 30	Gross	Net	Gross	Net		Gross	Net
Gas	–	–	–	–		–	–
Oil	–		–	–		–	–
Oil/Gas	–	–	–	–		–	–
Evaluating	–		–	–			–
Drilling at end of year	–	–	–	–		–	–
Suspended	–	–	7	4.8	**	–	–
Abandoned	–	–	1	0.8	**	–	–
Total Development Wells	–	–	8	5.6		–	–

*40% working interest **80% working interest

Present Activities

In September 2009, we submitted an application to the ERCB for a commercial bitumen recovery scheme to evaluate the 12-14-092-13W5 well for potential development using CSS and later we added the 6-22-092-13W5 well to the application.

On October 14, 2010, our CSS Application was approved by the ERCB to conduct one CSS production test on one of the wells to evaluate the oil sands resource using this secondary recovery technology. The Company has appointed Asher Engineering Ltd. to manage the CSS project and construction, including procurement of all required equipment. The CSS process involves steam injection into a well for a period of up to 30 days, potentially a ”soaking” period, followed by production of heavy oil for up to 50 days or more. This CSS production test is not only for the production of heavy oil from the Blue Sky zone of the Sawn Lake project but it will also aid in quantifying proven reserves of oil.

Past Activities

A total of three horizontal wells were successfully drilled and cased by Signet (now known as Andora Energy Corporation), our former farmout partner, on the Sawn Lake Property during 2005 and 2006, and a fourth location was prepared for drilling. These wells are pending further evaluation and the development of an exploitation plan with our joint interest Andora Energy Corporation.

We successfully completed our 2008/2009 winter drilling program and met our objectives by drilling 6 wells, 3 of which were drilled on our oil sands permit in order to provide technical data to support the required Department of Energy regulation to convert our 5-year oil sands permit into a 15-year primary lease. In addition, three wells were drilled further to the North of the above-mentioned 3 wells. These three northern wells, drilled by us, continued the delineation of the main reservoir trend and confirmed that the main reservoir continues north. We are evaluating the many options for production now available to us to decide the best course of action. Drilling on these 80% owned lands has opened new avenues for testing and further development of the Sawn Lake project. The focus of our Company’s operations is to define the heavy oil reservoir to establish reserves and to determine the best technology under which oil can be produced from the Sawn Lake project in order to initiate production and generate a cash flow.

On December 1, 2008, we acquired from Paramount 2 wells they previously drilled. Of the 2 wells, one was drilled to a vertical depth of 737 meters on our existing oil sands lease and was cased for bluesky heavy oil production. The casing of this well was perforated at intervals from 681.5m to 684.5m and 684.5m to 685.0m. This well’s status is drilled and cased for future bitumen production.

On December 4, 2008, as operator, we successfully spudded the first well of six wells to be drilled in our 2008/2009 winter drilling program. This well is located at 12-14-092-13W5 in North Central Alberta and was drilled to a vertical depth of 680 meters. The well was logged, cased, and completed for bluesky heavy oil production, with perforated intervals from 644.5m to 649.5m. We submitted an application with the Energy Resources Conservation Board for a commercial bitumen recovery scheme to evaluate the 12-14-092-13W5 well for potential development using Cyclic Steam Stimulation. This well is suspended pending the results of testing.

On December 15, 2008, as operator, we successfully spudded the second well of our six well 2008/2009 winter drilling program. This well is located at 9-16-092-13W5 in North Central Alberta and was drilled to a vertical depth of 680 meters. The well was logged, cased, and completed for bluesky heavy oil production, with perforated intervals from 638.5m to 643.5m. This well is suspended pending the results of testing.

On January 8, 2009, as operator, we successfully spudded the third well of our six well 2008/2009 winter drilling program. This well is located at 10-33-091-13W5 in North Central Alberta and was drilled to a vertical depth of 708 meters. This well determined the south western edge of the Bluesky reservoir of our Sawn Lake Project.

On January 16, 2009, as operator, we successfully spudded the fourth well of our six well 2008/2009 winter drilling program. This well is located at 7-5-092-13W5 in North Central Alberta and was drilled to a vertical depth of 718 meters. The well was logged and cased for bluesky heavy oil production, and is pending further evaluation and the development of an exploitation.

On January 25, 2009, as operator, we successfully spudded the fifth well of our six well 2008/2009 winter drilling program. This well is located at 8-4-092-13W5 in North Central Alberta and was drilled to a vertical depth of 725 meters. The well was logged and cased for bluesky heavy oil production, and is pending further evaluation and the development of an exploitation plan.

On February 2, 2009, as operator, we successfully spudded the sixth well of our six well 2008/2009 winter drilling program. This well is located at 6-22-092-13W5 in North Central Alberta and was drilled to a vertical depth of 660 meters. The well was logged and cased for bluesky heavy oil production. We also added the 6-22-092-13W5 well to the CSS Application.

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

IGM was a minority shareholder of 979708. 979708 was purportedly in the business of discovering, assembling and acquiring oil & gas prospects. In 2002 and 2003, 979708 acquired oil and gas prospects in the Sawn Lake area of Alberta. On or about the 14th of July 2003, all or substantially all the assets of 979708 were sold to Classic Energy Inc. IGM claims the value of the assets sold was far in excess of the value paid for those assets. On April 23, 2004, Northern purchased some of Classic Energy Inc.’s assets, some of which are under dispute by IGM. On June 7, 2005, Deep Well acquired all of the common shares of Northern thereby giving Deep Well an indirect beneficial interest in the assets IGM is claiming an interest in.

IGM seeks an order setting aside the transaction and returning the assets to 979708, compensation in the amount of $15,000,000 Cdn, and a declaration of trust declaring that Northern and Deep Well hold all of the assets acquired from 979708 and any property acquired by use of such assets or confidential information of 979708, in trust for IGM.

This lawsuit has been stayed pending the outcome of the other litigation by IGM against some of the above defendants other than Deep Well and Northern. The Company believes the claims are without merit and will vigorously defend against them. As of September 30, 2010, no contingent liability has been recorded, as a successful outcome for the Plaintiff is unlikely.

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

The Plaintiff further claims that John Forbes Brown would lodge the said shares with his lawyer until such time as these shares could be transferred to the Plaintiff. The Plaintiff further claims that unbeknownst to them John Forbes Brown surreptitiously removed the shares from his lawyer’s office and delivered them to Deep Well so that Deep Well could cancel them. The Plaintiff claims that Deep Well conspired with John Forbes Brown to defraud the creditors of John Forbes Brown by taking receipt and canceling the said shares. The Plaintiff claims that consideration paid by Deep Well for the said shares was invested in the home owned by John Forbes Brown and his wife. The Plaintiff seeks: 1.) An accounting of the proceeds and benefits derived by the dealings of the shares; 2.) The home owned by John Forbes Brown and his wife, to be held in trust on behalf of the Plaintiff, and an accounting of proceeds related to this trust; 3.) Damages from the Defendants because of their actions; 4.) A judgment for $15,612,645 Cdn; 5.) An order to sell John Forbes Brown’s home; and 6.) Interest and costs.

We plan to vigorously defend ourselves against the Plaintiff’s claims. As at September 30, 2010, no contingent liability has been recorded, as a successful outcome for the Plaintiff is unlikely.

Northern Alberta Oil Ltd. vs. 1132559 Alberta Ltd.

On June 27, 2008, our subsidiary, Northern Alberta Oil Ltd. (hereinafter referred to as “Northern”), filed a Statement of Claim in the Court of Queen’s Bench of Alberta Judicial District of Edmonton against 1132559 Alberta Ltd. (hereinafter referred to as “113”). Northern claims that 113 has not paid their share of the incurred operating costs for the Sawn Lake project. Northern further claims that they paid the operating expenses required on behalf of 113 and invoiced 113 for the amounts and that 113 refused or neglected to reimburse their proportionate share of the operating costs. Northern seeks: 1.) Payment in full in the amount of $74,470.71 in Canadian funds for the amounts invoiced to 113; 2.) Interest pursuant to section 106 of the PASC (“Petroleum Accountants Society of Canada”) 1996 Accounting Procedure; and 3.) Costs of the action.

On August 30, 2010, our subsidiary, Northern, filed an additional Statement of Claim in the Court of Queen’s Bench of Alberta Judicial District of Edmonton against 113. Northern claims that 113 has neglected and refused to pay the cash calls pursuant to two AFEs (“Authority for Expenditure”) that were approved and signed by 113. Northern seeks: 1.) Payment in full in the amount of $70,584.50 in Canadian funds being the balance owing, exclusive of interest, for 113’s proportionate share of the cash calls. 2.) Interest pursuant to section 505(b)(i) of the 1990 CAPL Operating Agreement; and 3.) Costs of the action.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price Information for Common Stock

Deep Well’s stock is currently quoted on the OTCQB marketplace under the trading symbol DWOG. The following table sets forth the high and low sales prices for Deep Well common stock as reported on the OTCQB marketplace for the periods indicated below since April 4, 2010, all other prior sales prices are quoted on the pink sheets. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions:

	High	Low

Fiscal September 30, 2006
First Quarter	$1.31	$0.37
Second Quarter	$2.98	$1.15
Third Quarter	$2.85	$1.45
Fourth Quarter	$1.76	$0.57

Fiscal September 30, 2007
First Quarter	$0.66	$0.33
Second Quarter	$0.56	$0.23
Third Quarter	$1.05	$0.35
Fourth Quarter	$0.84	$0.45

Fiscal September 30, 2008
First Quarter	$0.58	$0.45
Second Quarter	$0.63	$0.31
Third Quarter	$0.73	$0.42
Fourth Quarter	$0.58	$0.20

Fiscal September 30, 2009
First Quarter	$0.39	$0.13
Second Quarter	$0.29	$0.14
Third Quarter	$0.19	$0.14
Fourth Quarter	$0.20	$0.13

Fiscal September 30, 2010
First Quarter	$0.18	$0.11
Second Quarter	$0.17	$0.08
Third Quarter	$0.12	$0.03
Fourth Quarter	$0.07	$0.03

Holders of Record

As of November 26, 2010, we had approximately 172 holders of record of our shares of common stock. Our Company estimates that investment dealers and other nominees are the record holders for approximately 2,553 beneficial holders.

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

Securities Authorized for Issuance Under Equity Compensation Plan

The following table provides information as of September 30, 2010 with respect to shares of Deep Well’s common stock that may be issued under our existing equity compensation plans.

Equity Compensation Plan Category	(a) Number of Securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	3,378,500	$0.69	7,298,926	*

Equity compensation plans not approved by security holders	None	None	None

Total	3,378,500	$0.69	7,298,926	*

* Based on 106,774,258 issued and outstanding shares as at September 30, 2010. The maximum number of common shares that may be reserved for issuance under the Stock Option Plan may not exceed 10% of our Company’s issued and outstanding common shares.

Stock Option Plan

On November 28, 2005, our Board of Directors adopted the Deep Well Oil & Gas, Inc. stock option plan (the “Stock Option Plan”). The Stock Option Plan, which is administered by the Board, permits options to acquire shares of Deep Well’s common stock to be granted to our directors, senior officers and employees, as well as certain consultants and other persons providing services to our Company. This Stock Option Plan was adopted to provide an incentive to the retention of our directors, officers and employees as well as consultants that we may wish to retain in the future. The maximum number of common shares that may be reserved for issuance under the Stock Option Plan may not exceed 10% of our issued and outstanding common shares, subject to adjustment as contemplated by the Stock Option Plan. On November 28, 2005, the Board granted 375,000 options to acquire common shares vested over three years to each director of Deep Well and granted 187,500 options to acquire common shares to a director of a subsidiary of Deep Well. The exercise price of such options is $0.71 per share. In each case, the vesting of such director options will occur only if the holder of the options continues to provide services to us during the immediate annual period preceding the relevant vesting date. The options will terminate at the close of business five years from the date of grant. In addition, on November 28, 2005, the Board granted 390,000 options to acquire common shares vested over three years to certain corporations providing consulting services to us. Each of such consultant firms is wholly owned by directors of our Company. The exercise price of such options is $0.71 per share. In each case, the vesting of such consultant options will occur only if the holder of the options continues to provide services to us on the relevant vesting date. These options were set to terminate at the close of business five years from the date of grant, and are therefore expired. The Plan was approved by a majority of shareholders at the February 24, 2010 general meeting of stockholders. The Stock Option Plan is administered by the Board and permits options to acquire shares of the Deep Well’s common shares to be granted to directors, senior officers and employees of the Company and its subsidiaries, as well as certain consultants and other persons providing services to the Company or its subsidiaries.

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

Recent Sales of Unregistered Securities

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

On October 31, 2008, we completed the second tranche of the private placement partially completed on August 14, 2008. In connection with the second trance, we sold to one subscriber 12,500,000 units at a price of $0.40 per unit, for total gross proceeds of $5,000,000. Each unit is comprised of one (1) common share, one (1) common share purchase warrant and 0.16 of one common share purchase warrant (“Additional Fractional Warrant”). Each warrant entitles the holder to purchase one (1) common share at a price of $0.60 per common share for a period of three years from the date of closing. Each Additional Fractional Warrant entitles the holder to purchase 0.16 of one common share at a price of $0.80 for a period of three years from the date of closing. The warrants and the Additional Fractional Warrants expire on October 31, 2011. The units were issued pursuant to Regulation S under the Securities Act of 1933.

On November 9, 2010, pursuant to two subscription agreements, our Company completed two private placements to two investors (the “Subscribers”) of an aggregate of 29,285,713 units (“Units”) at a price of $0.07 per Unit, for total gross proceeds of $2,050,000. Each Unit is comprised of one (1) common share and one (1) common share purchase warrant. Each warrant entitles the holder to purchase one (1) common share at a price of $0.105 for a period of three years from the date of closing, provided that if the closing price of the common shares of the Company on the principal market on which our shares trade is equal to or exceeds $1.00 for thirty consecutive trading days, the warrant term shall automatically accelerate to the date which is thirty calendar days following the date that written notice has been given to the warrantholder. No commission or finder’s fees were payable in connection with these private placements. The Units were issued pursuant to Regulation S under the Securities Act of 1933, as amended. The Company intends to use the majority of the net proceeds from the private placements to conduct engineering, construction and other operations for its recently approved CSS production test.

ITEM 6.	SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and therefore are not required to provide the information required under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes. For the purpose of this discussion, unless the context indicates another meaning, the terms: “Deep Well,” “Company,” “we,” “us,” and “our,” refer to Deep Well Oil & Gas, Inc. and its subsidiaries. This discussion includes forward-looking statements that reflect our current views with respect to future events and financial performance that involve risks and uncertainties. Our actual results, performance or achievements could differ materially from those anticipated in the forward-looking statements as a result of certain factors including risks discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements” below and elsewhere in this report, and under the heading “Risk Factors” and “Environmental Laws and Regulations” disclosed in this report on Form 10-K for the fiscal year ended September 30, 2010.

Our consolidated financial statements and information are reported in U.S. dollars and are prepared based upon United States generally accepted accounting principles (“US GAAP”).

General Overview

Deep Well Oil and Gas, Inc. (“Deep Well”), along with its subsidiaries, is an emerging independent junior oil and gas exploration and development company headquartered in Edmonton, Alberta, Canada. Our Company’s immediate corporate focus is to develop the existing land base that we presently control in the Peace River oil sands area in Alberta, Canada. Our principal office is located at Suite 700, 10150 - 100 Street, Edmonton, Alberta, Canada T5J 0P6, our telephone number is (780) 409-8144, and our fax number is (780) 409-8146. Deep Well Oil & Gas, Inc. is a Nevada corporation and trades on the OTCQB marketplace under the symbol DWOG. We maintain a web site at www.deepwelloil.com.

On April 21, 2010, we announced our quotation on the OTCQB marketplace. This graduation from the “Pink Sheets – Current Information” tier recognizes the progress that we have made in meeting our reporting requirements under the Securities Exchange Act of 1934. The OTCQB is a new market that requires companies to be up to date in their filing requirements under the Securities Exchange Act of 1934.

Results of Operations for the Year Ended September 30, 2010

Deep Well is an exploration stage company and as such does not have commercial production on any of its properties and, accordingly, it currently does not generate cash from operations. Since the inception of our current business plan, our operations have consisted primarily of various exploration and start-up activities relating to our properties, which included acquiring lease holdings by acquisitions and public offerings, seeking investors, locating joint venture partners, acquiring and analyzing seismic data, engaging various firms to comply with leasehold conditions, environmental regulations as well as project management, and developing our long term business strategies. For the year ended September 30, 2010, and for the comparable period, we generated no revenues from operations.

			September 10, 2003
	Year Ended	Year Ended	to
	September 30, 2010	September 30, 2009	September 30, 2010

Revenue	$–	$–	$–
Expenses
General and Administrative	$1,119,130	$2,068,176	$10,515,638
Amortization and Accretion	217,605	146,261	379,906
Share Based Compensation	–	5,802	923,142

Net Loss from Operations	(1,336,735)	(2,220,239)	(11,818,686)

Other Income and Expenses
Rental and Other Income	160	18,073	18,233
Interest Income	5,023	34,826	206,072
Interest Expense	–	(3)	(208,580)
Forgiveness of Loan Payable	–	–	287,406
Settlement of Debt	–	–	24,866
Loss on Disposal of Asset	–	–	(510)

Net Loss and Comprehensive Loss	$(1,331,552)	$(2,167,343)	$(11,491,199)

Our net loss and comprehensive loss for the year ended September 30, 2010 was $1,331,552 compared to a net loss and comprehensive loss of $2,167,343 for the year ended September 30, 2009. This difference was due primarily to a decrease of $949,046 in general and administrative costs relating to a decrease in operating expenses.

For the year ended September 30, 2010, interest income decreased by $29,803, compared to the year ended September 30, 2009, due primarily to not receiving interest from term deposits the Company had in the prior year.

Operations

Deep Well, through its subsidiaries Northern Alberta Oil Ltd. (“Northern”) and Deep Well Oil & Gas (Alberta) Ltd., currently has an 80% working interest in 56 contiguous sections of oil sands leases and a 40% working interest in an additional 12 contiguous sections of oil sands leases in the Peace River oil sands area of Alberta, Canada. Our oil sands leases cover 43,015 gross acres (17,408 gross hectares) of land.

Previously, we successfully completed a drilling program and drilled 6 wells. In addition, we have an interest in 3 horizontal wells, which were previously drilled by our former farmout partner, and an interest in two wells the Company acquired. Since then we have been evaluating the options for production available to us to determine the best course of action. Drilling on 80% owned lands has opened new avenues for testing and further development of the Sawn Lake project. The focus of our drilling program was to define the heavy oil reservoir to establish reserves and to determine the best technology under which oil can be produced from the Sawn Lake project in order to initiate production and generate cash flow.

In September 2009, we submitted an application to the Energy Resources Conservation Board (“ERCB”) for a commercial bitumen recovery scheme to evaluate the 12-14-092-13W5 well for potential development using Cyclic Steam Stimulation (“CSS”) and later added the 6-22-092-13W5 well to the application. On October 14, 2010 this application was approved by the ERCB to conduct one CSS production test one of the wells to evaluate the oil sands resource using this secondary recovery technology. The Company has appointed Asher Engineering Ltd. to manage the CSS project and construction, including procurement of all required equipment. The CSS process involves steam injection into a well for a period of up to 30 days, potentially a ”soaking” period, followed by production of heavy oil for up to 50 days or more. This CSS production test is not only for the production of heavy oil from the Blue Sky zone of the Sawn Lake project but it will also aid in quantifying the Company’s oil reserves.

In July 2010, Chapman Petroleum Engineering Ltd. performed an independent technical evaluation of the heavy oil properties on some of our Sawn Lake properties. The report confirmed the suitability for thermal recovery methods. In addition, Chapman Petroleum Engineering Ltd. identified a new hydrocarbon bearing zone up-hole from the Bluesky zone presently being concentrated on by the Company. This secondary heavy oil zone is in the Peace River formation. It is a clastic unit of Lower Cretaceous age found at a shallower depth than the Bluesky. It is approximately 35 meters thick and is a massive, very fine to medium grain sandstone conformably deposited on the Harmon shale. The Company will continue the development of the Bluesky reservoir and at the same time will evaluate this newly discovered reservoir by coring future wells.

On November 9, 2010 we secured two private placement financings for $2,050,000. The Company intends to use the majority of the net proceeds from the private placements to conduct engineering, construction and other operations for its recently approved CSS production test.

The Company has also appointed Pioneer Land and Environmental to proceed immediately with the environmental studies mandated by Alberta Regulations before the Company can embark on a five to seven well production pilot project as an interim step toward full scale commercial production. The Company’s geological studies lead it to conclude that its working interest can support full commercial production. The Company is fully committed to best practices in environmental stewardship to assure sustainable development of its in-situ heavy oil holdings.

Liquidity and Capital Resources

As of September 30, 2010, our Company’s total assets were $13,923,747 compared to $15,083,173 as of September 30, 2009, and our total liabilities as of September 30, 2010, were $564,410 compared with $392,284 as of September 30, 2009. The decrease in our total assets was due primarily to a decrease in cash and accounts receivable, including an $188,138.54 Cdn allowance for the money owed to the Company by one of its joint venture co-owners. The Company is continuing to pursue its remedies to collect these monies. The increase in our total liabilities was primarily due to an increase in our asset retirement obligations and accounts payable. Our working capital (current liabilities subtracted from current assets) is as follows.

	September 30, 2010	September 30, 2009
Current Assets	$386,018	$2,032,025
Current Liabilities	177,476	34,049
Working Capital	$208,542	$1,997,976

As of September 30, 2010, our Company had working capital of $208,542 compared to our working capital of $1,997,976 as of September 30, 2009. Our working capital decrease was due primarily to engineering expenses incurred for operations and general corporate expenditures. Currently we have no long-term debt.

Our cash and cash equivalents for the year ending September 30, 2010 were $103,550 compared to $945,835 for the comparable year ending September 30, 2009. Since March 10, 2005, we have financed our business operations through a loan, fees derived from the farmout of some of our lands, private offerings of our common stock, and the exercise of certain warrants, realizing gross proceeds of approximately $21.6 million. In these offerings, we sold units comprised of common stock and warrants to purchase additional common stock, and as a result of these offerings, we currently have an aggregate of 57,462,810 warrants outstanding with exercise prices ranging from $0.105 to $1.20. These warrants’ expiration dates range from August 14, 2011 to November 9, 2013. If all of these warrants are exercised we may realize aggregate proceeds of approximately $22.9 million. However, the warrant holders have complete discretion as to when or if the warrants are exercised before they expire and we cannot guarantee that the warrant holders will exercise any of the warrants.

For our long-term operations we anticipate that, among other alternatives, we may raise funds during the next twenty-four months through sales of our common stock. We also note that if we issue more shares of our common stock, our stockholders may experience dilution in the percentage of their ownership of common stock. We may not be able to raise sufficient funding from stock sales for long-term operations and if so, we may be forced to delay our business plans until adequate funding is obtained. We believe debt financing will not be an alternative for funding our operations, as we are an exploration stage Company, and due to the risky nature of our business.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Cautionary Statements for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act

This annual report on Form 10-K, including all referenced exhibits, contains “forward-looking statements” within the meaning of the United States federal securities laws. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words "may," "believe," "intend," "will," "anticipate," "expect," "estimate," "project," "future," "plan," "strategy" or "continue," and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters, identify forward-looking statements. For these statements, Deep Well claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this annual report on Form 10-K include, among others, statements with respect to:

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

Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors, which may cause the actual results to differ materially from the anticipated future results expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those set forward in the forward-looking statements include, but are not limited to:

•	changes in general business or economic conditions;
•	changes in legislation or regulation that affect our business;
•	our ability to obtain necessary regulatory approvals and permits;
•	our ability to receive approvals from the ERCB for additional tests to further evaluate or produce the wells on our lands;
•	opposition to our regulatory requests by various third parties;
•	actions of aboriginals, environmental activists and other industrial disturbances;
•	the costs of environmental reclamation of our lands;
•	availability of labor or materials or increases in their costs;

•	the availability of sufficient capital to finance our business plans on terms satisfactory to us;
•	adverse weather conditions and natural disasters;
•	risks associated with increased insurance costs or unavailability of adequate coverage;
•	volatility of oil and natural gas prices;
•	competition;
•	changes in labor, equipment and capital costs;
•	future acquisitions or strategic partnerships;
•	the risks and costs inherent in litigation;
•	imprecision in estimates of reserves, resources and recoverable quantities of oil and natural gas;
•	product supply and demand;
•	fluctuations in currency and interest rates; and
•	the additional risks and uncertainties, many of which are beyond our control, referred to elsewhere in this annual report on Form 10-K and in our other SEC filings.

The preceding bullets outline some of the risks and uncertainties that may affect our forward-looking statements. For a full description of risks and uncertainties, see the sections elsewhere in this annual report on Form 10-K entitled “Risk Factors” and “Environmental Laws and Regulations”. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. Any forward-looking statement speaks only as of the date on which it was made and, except as required by law, we disclaim any obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q, 8-K and any other SEC filing should be consulted.

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
Telephone 801-268-2632
Fax 801-262-3978

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Deep Well Oil & Gas, Inc. and Subsidiaries (an Exploration Stage Company)

To the Board of Directors and Stockholders of Deep Well Oil & Gas, Inc. and Subsidiaries (an Exploration Stage Company) We have audited the accompanying consolidated balance sheets of Deep Well Oil & Gas, Inc. and Subsidiaries (an Exploration Stage Company) (the Company) as of September 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2010, and for the period from September 10, 2003 (date of inception) to September 30, 2010. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Deep Well Oil & Gas, Inc. and Subsidiaries (an Exploration Stage Company) as of September 30, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2010, and for the period from September 10, 2003 (date of inception) to September 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

Madsen & Associates CPA’s, Inc.
Murray, UT
December 23, 2010

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
Consolidated Balance Sheets
September 30, 2010 and September 30, 2009

	September 30, 2010	September 30, 2009

ASSETS
Current Assets
Cash and cash equivalents	$103,550	$945,835
Accounts receivable	195,751	990,239
Prepaid expenses	86,717	95,951

Total Current Assets	386,018	2,032,025

Long Term Investments (Note 5)	247,473	77,036
Oil and gas properties (Note 3)	12,726,396	12,221,352
Property & equipment net of depreciation (Note 4)	563,860	752,760

TOTAL ASSETS	$13,923,747	$15,083,173

LIABILITIES
Current Liabilities
Accounts payable	$42,147	$34,049
Accounts payable – related parties (Note 6)	86,774	–
Deposits on stock subscription (Note 7)	48,555

Total Current Liabilities	177,476	34,049

Asset retirement obligations (Note 8)	386,934	358,235

TOTAL LIABILITIES	564,410	392,284

SHAREHOLDERS’ EQUITY
Common stock: (Note 9)
Authorized: 300,000,000 shares at $0.001 par value
Issued and outstanding: 106,774,258 shares
(September 2009 – 106,774,258 shares) (Note 9)	106,773	106,773
Additional paid in capital	24,743,763	24,743,763
Deficit accumulated during exploration stage	(11,491,199)	(10,159,647)

Total Shareholders’ Equity	13,359,337	14,690,889

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$13,923,747	$15,083,173

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the Years Ended September 30, 2010, 2009 and 2008 and the Period from September 10, 2003
(Inception of Exploration Stage) to September 30, 2010

	2010	2009	2008	September 10, 2003 to September 30, 2010

Revenue	$–	$–	$–	$–

Expenses
General and Administrative	1,119,130	2,068,176	2,769,379	10,515,638
Depreciation and accretion	217,605	146,261	13,706	379,906
Share based compensation	–	5,802	111,815	923,142

Net loss from operations	(1,336,735)	(2,220,239)	(2,894,900)	(11,818,686)

Other income and expenses
Rental and other income	160	18,073	–	18,233
Interest income	5,023	34,826	100,070	206,072
Interest expense	–	(3)	(715)	(208,580)
Forgiveness of loan payable	–	–	–	287,406
Settlement of debt	–	–	–	24,866
Loss on disposal of asset	–	–	(510)	(510)

Net loss and comprehensive loss	$(1,331,552)	$(2,167,343)	$(2,796,055)	$(11,491,199)

Net loss per common share
Basic and Diluted	$(0.01)	$(0.02)	$(0.03)

Weighted Average Outstanding Shares (in thousands)
Basic and Diluted	106,774	105,713	85,002

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Period from September 10, 2003 (Inception of Exploration Stage) to September 30, 2010

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
For the Period from September 10, 2003 (Inception of Exploration Stage) to September 30, 2010

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
For the Period from September 10, 2003 (Inception of Exploration Stage) to September 30, 2010

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

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Continued)
For the Period from September 10, 2003 (Inception of Exploration Stage) to September 30, 2010

Capital
			Additional	Stock
	Common Shares		Paid in	Subscriptions	Accumulated
	Shares	Amount	Capital	Received	Deficit	Total

Balance carried forward at September 30, 2009	106,774,258	106,773	24,743,763	–	(10,159,647)	14,690,889

March 9, 2010
- Warrants expired (984,375) (Note 8)	–	–	–	–	–	–
May 25, 2010
- Warrants expired (5,000,000) (Note 8)	–	–	–	–	–	–
June 22, 2010
- Warrants expired (8,333,333) (Note 8)	–	–	–	–	–	–
July 11, 2010
- Warrants expired (323,333) (Note 8)	–	–	–	–	–	–

Net operating loss for the year ended September 30, 2010	–	–	–	–	(1,331,552)	(1,331,552)

Balance at September 30, 2010	106,774,258	$106,773	$24,743,763	$–	$(11,491,199)	$13,359,337

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended September 30, 2010, 2009 and 2008 and the Period from September 10, 2003
(Inception of Exploration Stage) to September 30, 2010

	2010	2009	2008	September 10, 2003 to September 30, 2010

CASH PROVIDED BY (USED IN):

Operating Activities
Net loss	$(1,331,552)	$(2,167,343)	$(2,796,055)	$(11,491,199)
Items not affecting cash:
Stock based compensation	–	5,802	111,815	923,142
Bad debts	182,110	–	–	352,194
Depreciation and accretion	217,606	146,261	13,706	379,907
Forgiveness of loan payable	–	–	–	(287,406)
Settlement of lawsuit	–	–	–	435,550
Commissions withheld from loans proceeds	–	–	–	121,000
Loss on disposal of asset	–	–	510	510
Net changes in non-cash working capital (Note 11)	716,484	(1,402,731)	296,959	(509,170)

	(215,352)	(3,418,011)	(2,373,065)	(10,075,472)
Investing Activities
Purchase of property and equipment	(6,362)	(835,128)	(53,237)	(900,355)
Investment in oil and gas properties	(498,689)	(5,936,882)	(1,593,718)	(8,140,681)
Long Term Investments	(170,437)	(77,036)	–	(247,473)
Cash from acquisition of subsidiary	–	–	–	11,141
Return of costs from farmout agreement	–	–	–	961,426

	(675,488)	(6,849,046)	(1,646,955)	(8,315,942)

Financing Activities
Loan payable	–	–	–	275,852
Loan advance – related parties	–	–	–	(811,746)
Note payable repayment	–	–	(11,250)	(111,306)
Debenture repayment	–	–	–	(1,004,890)
Deposits on stock subscription	48,555	–	–	48,555
Proceeds from issuance of common stock	–	5,000,000	5,000,000	19,219,499
Proceeds from debenture net of commissions	–	–	–	879,000

	48,555	5,000,000	4,988,750	18,494,964

Increase (decrease) in cash and cash equivalents	(842,285)	(5,267,057)	968,730	103,550

Cash and cash equivalents, beginning of year	945,835	6,212,892	5,244,162	–

Cash and cash equivalents, end of year	$103,550	$945,835	$6,212,892	$103,550

Supplemental Cash Flow Information:
Interest expense	$–	$3	$715

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010 and 2009

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation expense is computed using the declining balance method over the estimated useful life of the asset. Only half of the depreciation rate is taken in the year of acquisition. The following is a summary of the depreciation rates used in computing depreciation expense:

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

Asset Retirement Obligations

The Company accounts for asset retirement obligations by recording the estimated future cost of the Company’s plugging and abandonment obligations. The asset retirement obligation is recorded when there is a legal obligation associated with the retirement of a tangible long-lived asset and the fair value of the liability can be reasonably estimated. Upon initial recognition of an asset retirement obligation, the Company increases the carrying amount of the long-lived asset by the same amount as the liability. Over time, the liabilities are accreted for the change in their present value through charges to oil and gas production and well operations costs. The initial capitalized costs are depleted over the useful lives of the related assets through charges to depreciation, depletion, and amortization. If the fair value of the estimated asset retirement obligation changes, an adjustment is recorded to both the asset retirement obligation and the asset retirement cost. Revisions in estimated liabilities can result from revisions of estimated inflation rates, escalating retirement costs, and changes in the estimated timing of settling asset retirement obligations. As at September 30, 2010, asset retirement obligations amount to $386,934. The Company has posted bonds, where required, with the Government of Alberta based on the amount the government estimates the costs of abandonment and reclamation to be.

Foreign Currency Translation

The functional currency of the Canadian subsidiaries is the United States dollar. However, the Canadian subsidiaries transact in Canadian dollars. Consequently, monetary assets and liabilities are remeasured into United States dollars at the exchange rate on the balance sheet date and non-monetary items are remeasured at the rate of exchange in effect when the assets are acquired or obligations incurred. Revenues and expenses are remeasured at the average exchange rate prevailing during the period. Foreign currency transaction gains and losses are included in results of operations.

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

Due to the uncertainty regarding the Company’s profitability, a valuation allowance has been recorded against the future tax benefits of its losses and no net benefit has been recorded in the consolidated financial statements.

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

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights, unless the exercise becomes anti-dilutive and then only the basic per share amounts are shown in the report.

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

Recently Adopted Accounting Standards

In June 2009, the FASB approved the FASB Accounting Standards Codification (“ASC”), which after its effective date of July 1, 2009 is the single source of authoritative, nongovernmental U.S. Generally Accepted Accounting Principles (GAAP). The Codification reorganizes all previous U.S. GAAP pronouncements into roughly 90 accounting topics and displays all topics using consistent structure. All existing standards that were used to create the Codification are now superseded, replacing the previous references to specific Statements of Financial Accounting Standards (“SFAS”) with numbers used in the Codification’s structural organization. The adoption of this guidance did not have a material impact on the Company’s financial statements. The Company has updated the disclosures accordingly.

Recent changes to SEC Regulation S-K and S-X pertaining to Modernization of Oil and Gas Reporting include changes to the price used to compute reserves, the definition of reserves, the use of technology and the optional disclosure of probable and possible reserves. The new regulations are effective for years ending after December 15, 2009. The adoption of the new regulations did not have a material impact on the Company’s financial statements.

In January 2010, the FASB issued Accounting Standards Update No. 2010-03, “Extractive Activities—Oil and Gas—Oil and Gas Reserve Estimation and Disclosures.” This ASU amends the “Extractive Industries—Oil and Gas” Topic of the Codification to align the oil and gas reserve estimation and disclosure requirements in this Topic with the SEC’s Release No. 33-8995, “Modernization of Oil and Gas Reporting Requirements (Final Rule),” discussed below. The amendments are effective for annual reporting periods ending on or after December 31, 2009, and the adoption of these provisions for the Company’s fiscal year ended September 30, 2010, did not have a material impact on the financial statements.

On December 31, 2008, the SEC issued the final rule, “Modernization of Oil and Gas Reporting” (“Final Rule”). The Final Rule adopts revisions to the SEC’s oil and gas reporting disclosure requirements and is effective for annual reports on Forms 10-K for fiscal years ending on or after December 31, 2009. Early adoption of the Final Rule is prohibited. The revisions are intended to provide investors with a more meaningful and comprehensive understanding of oil and gas reserves to help investors evaluate their investments in oil and gas companies. The amendments are also designed to modernize the oil and gas disclosure requirements to align them with current practices and changes in technology. Revised requirements in the SEC’s Final Rule include, but are not limited to:

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

•
Companies will be required to disclose, in narrative form, additional details on their proved undeveloped reserves (“PUDs”), including the total quantity of PUDs at year end, any material changes to PUDs that occurred during the year, investments and progress made to convert PUDs to developed oil and gas reserves and an explanation of the reasons why material concentrations of PUDs in individual fields or countries have remained undeveloped for five years or more after disclosure as PUDs; and

•
Companies will be required to report the qualifications and measures taken to assure the independence and objectivity of any business entity or employee primarily responsible for preparing or auditing the reserve estimates.

The adoption of the final rule has not had a material effect on the financial statements.

On February 24, 2010, the FASB issued Accounting Standards Update ("ASU") 2010-09, effective immediately, which amended ASC Topic 855, Subsequent Events (formerly SFAS No. 165). The amendment was made to address concerns about conflicts with SEC guidance and other practice issues. Among the provisions of the amendment, the FASB defined a new type of entity, termed an "SEC filer," which is an entity required to file with or furnish its financial statements to the SEC. Entities other than registrants whose financial statements are included in SEC filings (e.g., businesses or real estate operations acquired or to be acquired, equity method investees, and entities whose securities collateralize registered securities) are not SEC filers. While an SEC filer is still required by U.S. GAAP to evaluate subsequent events through the date its financial statements are issued, it is no longer required to disclose in the financial statements that it has done so or the date through which subsequent events have been evaluated. The adoption of ASU 2010-09 has not had a material effect on the results of operations or financial position.

Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements.” This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Accounting Standards Codification (“ASC”) 820 (formerly SFAS No. 157). ASU 2010-06 amends ASC 820 (formerly SFAS No. 157) to now require: (1) a reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (2) in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements. In addition, ASU 2010-06 clarifies the requirements of existing disclosures. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. The Company will comply with the additional disclosures required by this guidance upon its adoption in October 2010.

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

The Company has acquired interests in certain oil sands properties located in North Central Alberta, Canada. The terms include certain commitments related to oil sands properties that require the payments of rents as long as the leases are non-producing. As of September 30, 2010, Northern’s net payments due in Canadian dollars under this commitment are as follows:

2011	$45,158
2012	$45,158
2013	$45,158
2014	$45,158
2015	$45,158
2016	$45,158
Subsequent	$134,042

The Government of Alberta owns this land and the Company has acquired the rights to perform oil and gas activities on these lands. If the Company meets the conditions of the 15-year leases the Company will then be permitted to drill on and produce oil from the land into perpetuity. These conditions give the Company until the expiration of the leases to meet the following requirements on its primary oil sands leases:

a)	drill 68 wells throughout the 68 sections; or

b)	drill 44 wells within the 68 sections and having acquired and processed 2 miles of seismic on each other undrilled section.

The Company plans to meet the second of these conditions. As at September 30, 2010, the Company has an interest in ten wells, which can be counted toward this obligation.

The Company has identified 2 other wells drilled on these leases, which may be included in the satisfaction of this requirement. The Company has also acquired and processed 25 miles of seismic on the leases.

The Company follows the successful efforts method of accounting for costs of oil and gas properties. Under this method, only those explorations and development costs that relate directly to specific oil and gas reserves are capitalized; costs that do not relate directly to specific reserves are charged to expense. Producing, non-producing and unproven properties are assessed annually, or more frequently as economic events indicate, for potential impairment.

This consists of comparing the carrying value of the asset with the asset's expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows represent management's best estimate based on reasonable and supportable assumptions. Proven oil and gas properties are reviewed for impairment on a field-by-field basis. No impairment losses were recognized for the period ended September 30, 2010 (September 30, 2009 - $nil).

Capitalized costs of proven oil and gas properties are depleted using the unit-of-production method when the property is placed in production.

Substantially all of the Company's oil and gas activities are conducted jointly with others. The accounts reflect only the Company's proportionate interest in such activities.

On November 26, 2007, the Company entered into a settlement agreement with Signet Energy Inc. and Andora Energy Corporation (at the time “Signet” was a 100% owned subsidiary company of Andora Energy Corporation) and resolved their differences and certain collateral matters. The settlement includes but is not limited to:

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

On April 30, 2009, 1.5 sections of previously owned leases reverted back to the provincial government.

4.	PROPERTY AND EQUIPMENT

	September 30, 2010
		Accumulated	Net Book
	Cost	Depreciation	Value

Computer Equipment	$31,460	$25,607	$5,853
Office furniture and equipment	33,476	14,580	18,896
Software	5,826	5,826	–
Leasehold improvements	4,935	1,612	3,323
Portable work camp	170,580	69,085	101,495
Vehicles	38,077	15,421	22,656
Oilfield equipment	154,713	42,175	112,538
Road Mats	364,614	147,669	216,945
Tanks	96,085	13,931	82,154
	$899,766	$335,906	$563,860

	September 30, 2009
		Accumulated	Net Book
	Cost	Depreciation	Value

Computer Equipment	$31,460	$18,552	$12,908
Office furniture and equipment	33,476	9,856	23,620
Software	5,826	5,826	–
Leasehold improvements	4,935	781	4,154
Portable work camp	170,580	25,587	144,993
Vehicles	38,077	5,712	32,365
Oilfield equipment	148,352	14,835	133,517
Road Mats	364,614	54,692	309,922
Tanks	96,085	4,804	91,281
	$893,405	$140,645	$752,760

There was $217,605 of depreciation and accretion expenses for the year ended September 30, 2010 (September 30, 2009 - $146,261).

5.	LONG TERM INVESTMENTS

Long term investments consist of cash held in trust by the Energy Resources Conservation Board which bears a interest at a rate of prime minus 0.375% and has no stated date of maturity.

6.	SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Accounts payable – related parties was $86,774 for the year ended September 30, 2010 (September 30, 2009 - $nil) resulted from fees payable to corporations owned by directors. This amount is unsecured, non-interest bearing, and has no fixed terms of repayment.

As of September 30, 2010, officers, directors, their families, and their controlled entities have acquired 38.71% of the Company’s outstanding common capital stock. This percentage does not include unexercised warrants or stock options.

The Company made payments totalling $246,347 to two related parties for professional fees and consulting services during the year ended September 30, 2010.

7.	DEPOSITS ON STOCK SUBSCRIPTION

The Company received $48,555 in deposits for stock, for which the Company received subsequent subscription agreements.

8.	ASSET RETIREMENT OBLIGATIONS

The total future asset retirement obligation is estimated by management based on the Company’s net working interests in all wells and facilities, estimated costs to reclaim and abandon wells and facilities and the estimated timing of the costs to be incurred in future periods. At September 30, 2010, the Company estimates the undiscounted cash flows related to asset retirement obligation to total approximately $531,055. The fair value of the liability at September 30, 2010 is estimated to be $386,934 using a risk free rate of 3.74% and an inflation rate of 2%. The actual costs to settle the obligation are expected to occur in approximately 35 years.

Changes to the asset retirement obligation were as follows:

	September 30, 2010	September 30, 2009
Balance, beginning of year	$358,235	$–
Liabilities incurred	–	345,320
Effect of foreign exchange	14,749	–
Accretion Expense	13,950	12,915
Balance, end of year	$386,934	$358,235

9.	SHARE CAPITAL

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

On January 13, 2009, 73,000 warrants previously granted on January 13, 2006 expired.

On March 9, 2010, 984,375 warrants previously granted on March 10, 2005 expired.

On May 25, 2010, 5,000,000 warrants previously granted on May 25, 2007 expired.

On June 22, 2010, 8,333,333 warrants previously granted on June 22, 2007 expired.

On July 11, 2010, 323,333 warrants previously granted on July 11, 2007 expired.

There were 28,177,097 warrants outstanding as of September 30, 2010 (September 30, 2009 – 42,818,138), which were valued at $3,924,459 (September 30, 2009 - $6,612,481) as of September 30, 2010.

10.	STOCK OPTIONS

On November 28, 2005, the Board of Directors (the “Board’) of Deep Well adopted the Deep Well Oil & Gas, Inc. Stock Option Plan (the “Plan”). The Plan was approved by the majority of shareholders at the February 24, 2010 general meeting of shareholders. The Plan is administered by the Board, permits options to acquire shares of the Company’s common stock (the “Common Shares”) to be granted to directors, senior officers, and employees of the Company and its subsidiaries, as well as certain consultants and other persons providing services to the Company or its subsidiaries.

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

For the period ended September 30, 2010, the Company recorded no share based compensation expense (September 30, 2009 - $5,802) as no new stock options have been issued and the fair value of the outstanding stock options has been previously expensed. No options were exercised during the period ended September 30, 2010, therefore, the intrinsic value of the options exercised during the period ended September 30, 2010 is $nil. As of September 30, 2010, there was no remaining unrecognized compensation cost related to the non-vested portion of these unit option awards. Compensation expense is based upon straight-line amortization of the grant-date fair value over the vesting period of the underlying unit option.

	Shares Underlying Options Outstanding			Shares Underlying Options Exercisable
Range of Exercise Prices	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price

$0.47 at September 30, 2010	276,000	1.97	$0.47	276,000	$0.47
$0.71 at September 30, 2010	3,102,500	0.27	0.71	3,102,500	0.71

	3,378,500	0.41	$0.69	3,378,500	$0.69

The aggregate intrinsic value of exercisable options as of September 30, 2010, was $nil (September 30, 2009 – $nil).

The following is a summary of stock option activity as at September 30, 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Market Value

Balance, September 30, 2008, 2009 and 2010	3,378,500	$0.69	$0.27

Exercisable, September 30, 2010	3,378,500	$0.69	$0.27

The following table summarizes the activity of the Company’s non-vested stock options since September 30, 2008:

	Non-Vested Options
	Number of Shares	Weighted Average Exercise Price

Non-Vested at September 30, 2008	102,000	$0.70

Vested	(102,000)	0.70

Non-vested at September 30, 2009 and 2010	–	$–

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

11.	CHANGES IN NON-CASH WORKING CAPITAL

	2010	2009	2008

Accounts receivable	$612,378	$(584,413)	$(325,744)
Prepaid expenses	9,234	110,879	(33,387)
Accounts payable	94,872	(929,197)	656,090

	$716,484	$(1,402,731)	$296,959

12.	INCOME TAXES

As of September 30, 2010, the Company has approximately $3,875,711 (2009 – $3,706,111) of net operating losses expiring through 2029 that may be used to offset future taxable income but are subject to various limitations imposed by rules and regulations of the Internal Revenue Service. The net operating losses are limited each year to offset future taxable income, if any, due to the change of ownership in the Company's outstanding shares of common stock. In addition, at September 30, 2010, the Company had an unused Canadian net operating loss carry-forward of approximately $8,844,649 (2009 – $7,013,826), expiring through 2029. These operating loss carry-forwards may result in future income tax benefits of approximately $3,921,447. However, because realization is uncertain at this time, a valuation reserve in the same amount has been established. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The components of the net deferred tax asset, the statutory tax rate, the effective rate and the elected amount of the valuation allowance are as follows:

	Year Ended September 30, 2010	Year Ended September 30, 2009

Statutory and effective tax rate
Domestic
Statutory U.S. federal rate	35.00%	35.00%
Foreign	29.00%	29.00%

Income taxes recovered at the statutory and effective tax rate
Domestic
Statutory U.S. federal rate	$59,360	$289,500
Foreign	336,966	388,658

Timing differences:
Non-deductible expenses	(62,102)	(115,775)
Financing fees	497	801
Other deductible charges	2,474	2,067
Benefit of tax losses not recognized in the year	(337,195)	(565,251)

Income tax recovery (expense) recognized in the year	$–	$–

The approximate tax effects of each type of temporary difference that gives rise to deferred tax assets are as follows:

	September 30, 2010	September 30, 2009

Deferred income tax assets (liabilities)
Net operating loss carry-forwards	$3,921,448	$3,331,148
Oil and gas properties	160,227	79,732
Finance fee deductible in future years	64	498
Equipment	104,249	36,665
Valuation allowance	(4,185,988)	(3,448,043)

Net deferred income tax assets	$–	$–

13.	COMMITMENTS

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

Rental Agreement

On November 20, 2007 and December 1, 2008, the Company entered into two office lease agreements commencing December 1, 2007 and January 1, 2009 and expiring on November 30, 2012 and December 31, 2013, respectively. The annual payments are as follows:

2011	$71,546
2012	$73,380
2013	$47,647
2014	$10,625

14.	SUBSEQUENT EVENTS

On November 9, 2010, the Company completed two private placements for an aggregate of 29,285,713 units at a price of $0.07 per unit for an aggregate of $2,050,000 (including the Deposit received prior to September 30, 2010 of $48,555). Each unit consists of one common share and one common share purchase warrant. Each warrant entitles the holder to purchase one additional common share at a price of $0.105 per common share for a period of three years from the date of closing, provided that if the closing price of the Common Shares of the Company on the principal market on which the shares trade is equal to or exceeds US$1.00 for 30 consecutive trading days, the warrant term shall automatically accelerate to the date which is 30 calendar days following the date that written notice has been given to the warrantholders. The warrants expire on November 9, 2013.

15.	LEGAL ACTIONS

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

This lawsuit has been stayed pending the out come of the other litigation by the Plaintiff against some of the above defendants other than Deep Well and Northern. The Company believes the claims are without merit and will vigorously defend against them. As at September 30, 2010, no contingent liability has been recorded, as the Company believes that a successful outcome for the Plaintiff is unlikely.

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

Deep Well plans to vigorously defend itself against the Plaintiff’s claims. As at September 30, 2010, no contingent liability has been recorded, as the Company believes that a successful outcome for the Plaintiff is unlikely.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the fiscal years ended September 30, 2010 and 2009, there were no changes in, or disagreements with, our independent accountant on accounting and financial disclosure matters.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of our fiscal year ended September 30, 2010, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934) was carried out under the supervision and with the participation of our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that as of the end of that fiscal year, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

During the fiscal year ended September 30, 2010 there were no changes in our internal control over financial reporting that would have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Deep Well reported all information that was required to be disclosed on Form 8-K during the fourth quarter of the fiscal year covered by this Form 10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The directors and executive officers of Deep Well are as follows:

As at September 30, 2010
Name	Age	Position/Office

Dr. Horst A. Schmid	77	Director and Chairman of the Board, President and Chief Executive Officer
Mr. David Roff	39	Director
Mr. Curtis James Sparrow	53	Director and Chief Financial Officer, Secretary and Treasurer
Mr. Malik Youyou	57	Director

Biographies of Directors and Executive Officers

Brief biographies of the directors and executive officers of Deep Well are set forth below. All directors hold office until the next annual stockholders’ meeting or until their death, resignation, retirement, removal, disqualification or until their successors have been elected and qualified. Vacancies in the existing Board may be filled by majority vote of the remaining directors. Officers of our Company serve at the will of the Board of Directors. As of September 30, 2010 there are no written employment contracts outstanding, but there are consulting contracts as disclosed herein.

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

Mr. David Roff is currently serving as a director of Deep Well since his reappointment on April 3, 2006. He was the former President and Sole Director of Deep Well from September 10, 2003 until February 6, 2004. Mr. Roff is the co-president of Brave Consulting, a private consulting and investment corporation and has held this position since 2001. Brave Consulting was engaged by Deep Well in July 2005 and provided services to our Company until March 2009. Mr. Roff has extensive experience working with small cap public companies for more than ten years. Prior to that, Mr. Roff was a management consultant for Coopers & Lybrand Consulting where he advised large financial institutions, investment fund complexes and other organizations on technology and internal control strategies. Mr. Roff is an officer and director of Arkson Nutraceuticals and Hudson’s Grill International. Mr. Roff is a Chartered Accountant with a B.A. degree from the University of Western Ontario.

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

No current director has been found by a court of competent jurisdiction in a civil action or by the Commission to have violated a Federal or State securities law that has not been reversed, suspended, or vacated.

No current director has been found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law that has not been subsequently reversed, suspended or vacated.

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our Company’s officers, directors and persons who beneficially own more than 10% of a registered class of our Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission, and to furnish to our Company copies of such reports. Based solely on the review of copies of the forms received by our Company during the September 30, 2010 fiscal year, as required under Section 16(a)(2) of the Securities Exchange Act of 1934, Mr. Malik Youyou, a director and a 10% or more beneficial owner of our Company, filed one Form 4 late.

Code of Ethics

As of September 30, 2010, our Company had not yet adopted a formal code of ethics governing its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and directors. We have not adopted a code of ethics because we have limited operations. Our Board of Directors will address this issue in the future to determine the adoption of a code of ethics. In the meantime, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

Corporate Governance

Director Independence

We have not adopted standards for director independence, but in making a determination on director independence under the standards for independence set forth by the NASDAQ Marketplace rules, we determined that as of September 30, 2010, our Board of Directors consisted of one independent and three non-independent directors. The directors of our Company are as follows:

As at September 30, 2010
Name	Year When First Appointed as Director

Dr. Horst A. Schmid	2004	Non-independent director
Mr. David Roff	2006	Non-independent director
Mr. Curtis James Sparrow	2004	Non-independent director
Mr. Malik Youyou	2008	Independent director

Board Meetings, Committees and Annual Meeting Attendance

In the September 30, 2010 fiscal year our Board of Directors had four meetings. Each director of our Company attended 100% of all meetings held by the Board of Directors except one director who attended 50% of all meetings held by the Board of Directors. 100% of all directors attended the general meeting of stockholders held on Febuary 24, 2010. We did not have a general meeting of stockholders during the fiscal years ended September 30, 2009 or September 30, 2008.

Our Company currently does not have any Board committees. Our entire Board is currently acting as Board committee but is reviewing this situation to potentially adopt various committees.

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

Audit Committee

We are currently reviewing our audit committee to ensure its director independence and its charter, therefore we do not have an active independent audit committee at this time. Our management along with our independent third party chartered accounting firm, Collins Barrow, performed all work relating to the preparation of the audit of our financial statements for the September 30, 2010 fiscal year.

We do not have an audit committee financial expert on our Board of Directors. We believe that the cost related to retaining an audit committee financial expert at this time is prohibitive and that because of our limited operations, the services of an independent audit committee financial expert are not warranted at this time.

Compensation Committee

Our Company currently does not have a standing compensation committee, charter or a committee performing similar functions due to the relatively small size of our Company.

Shareholder Communications

We recognize the investment in our Company that stockholders of our common stock have made and accordingly, we are committed to the open exchange of ideas, concerns and suggestions with our stockholders. Stockholders desiring to communicate with the Board of Directors of the Company can do so by mailing a letter to the attention of the Chairman of the Board of Directors addressed to our Company’s corporate office at Suite 700, 10150 – 100 Street, Edmonton, Alberta, T5J 0P6. We held our general meeting of stockholders on February 24, 2010 for the fiscal year ending September 30, 2010. We did not have a general meeting of stockholders during the fiscal years ended September 30, 2009 or September 30, 2008.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides information about the compensation paid to, earned or received during the last two fiscal years ended September 30, 2010 and September 30, 2009, by the executive officers listed below (the “Named Executive Officers”).

Executive Compensation Summary
Name and Principal Position	Fiscal Year Sept. 30	Fee ($Cdn)		Bonus $	Stock Awards $	Option Awards $		Non-Equity Incentive Plan Compen- sation $	Non- qualified Deferred Compen- sation Earnings $	All Other Compen- sation $		Total ($US)

Dr. Horst A. Schmid (1)	2010	$150,000	(2)	$–	$–		$(3)	$–	$–	$4,000	(4)	$149,665
President and	2009	150,000	(2)	–	–	–		–	–	3,000	(4)	142,905
Chief Executive Officer

Mr. Curtis James Sparrow (5)	2010	$180,000	(6)	$–	$–		$(7)	$–	$–	$2,000	(8)	$176,798
Chief Financial Officer	2009	180,000	(6)	–	–	–		–	–	1,500	(8)	169,386

Mr. David Roff (9)	2010	$–		$–	$–	$–		$–	$–	$2,000	(12)	$2,000
Consultant	2009	144,000	(10)	–	–	5,713	(11)	–	–	1,500	(12)	141,522

Mr. Edward Howard (13)	2010	$–		$–	$–	$–	(15)	$–	$–	$–		$–
Geologist	2009	194,700	(14)	–	–	–		–	–	–		181,597

(1) Dr. Horst A. Schmid has served our Company as director and Chairman of the Board since February 6, 2004 to present. From June 29, 2005 to present he has been the President and Chief Executive Officer of our Company.

(2) Portwest Investments Ltd., a company owned 100% by Dr. Horst A. Schmid, provided services as Chief Executive Officer and President to our Company and invoiced us Cdn $150,000 for the 2010 fiscal year and Cdn $150,000 for the 2009 fiscal year. For the 2010 fiscal year Portwest Investments Ltd. accrued Cdn $37,500 of the above fees for Dr. Schmid’s services provided to our Company.

(3) On November 28, 2010, all stock options granted to Dr. Horst A. Schmid and Portwest Investments Ltd. expired unexercised.

(4) Dr. Horst A. Schmid was paid $4,000 for the fiscal year 2010 and $3,000 for the fiscal year 2009, for director’s fees for his services on the Board of Directors as Chairman of the Board of our Company.

(5) Mr. Curtis James Sparrow served as Director of our Company from February 6, 2004 until June 29, 2005. On July 1, 2005, Mr. Sparrow accepted a reappointment back to the Board of Directors. From February 9, 2004 to present Mr. Sparrow has been the Chief Financial Officer, Corporate Secretary and Treasurer of our Company.

(6) Concorde Consulting, a company owned 100% by Mr. Curtis James Sparrow, provided services as Chief Financial Officer to our Company and invoiced us Cdn $180,000 for the 2010 fiscal year and Cdn $180,000 for the 2009 fiscal year. For the 2010 fiscal year Concorde Consulting accrued Cdn $45,000 of the above fees for Mr. Sparrow’s services provided to our Company.

(7) On November 28, 2010, all stock options granted to Mr. Curtis James Sparrow and Concorde Consulting expired unexercised..

(8) Mr. Curtis James Sparrow was paid $2,000 for the fiscal year 2010 and $1,500 for the fiscal year 2009, for director’s fees for his services on the Board of Directors as director of our Company.

(9) Mr. David Roff was the former President and sole director of our Company from September 10, 2003 until February 6, 2004. Mr. Roff was reappointed as a director of our Company on April 3, 2006. Brave Consulting Corporation, a company 50% owned by Mr. David Roff, 50% owned by a non-related third party, has been a consultant to our Company since July 15, 2005 to April 1, 2009.

(10) Brave Consulting Corporation, a company owned 50% by Mr. David Roff,50% owned by a non-related party, was paid Cdn $0 for the 2010 fiscal year and Cdn $144,000 for the 2009 fiscal year, for providing consulting services to our Company for the 2010, 2009 and 2008 fiscal years, respectively.

(11) On October 25, 2006, our Company granted Mr. David Roff options to purchase 375,000 shares of our common stock, on becoming a director of our Company, at an exercise price of $0.71 per share, of which 75,000 vested immediately and another 100,000 vested on April 6, 2007, another 100,000 vested on April 6, 2009 and another 100,000 vested on April 6, 2009. Based on the Black-Scholes valuation method Mr. Roff’s estimated amortized value vested in 2010 and 2009 and 2008 was $0 and $5,713, respectively. Mr. Roff has not exercised any of his stock options and these options are expected to expire on October 25, 2011.

(12) Mr. David Roff was paid $2,000 for the fiscal year 2010 and $1,500 for the fiscal year 2009, for director’s fees for his services on the Board of Directors as director of our Company.

(13) On October 1, 2007, we entered into a Consulting Agreement, effective September 20, 2007, with R.N. Dell Energy Ltd. whose primary consultant is Mr. Edward A. Howard, to assist us in the further exploitation and development of our Sawn Lake project. Under the terms of the Consulting Agreement, R.N. Dell Energy Ltd. was to be paid $17,700 Cdn per month.

(14) R.N. Dell Energy, a company 100% owned by Mr. Edward Howard, was paid Cdn $0 and Cdn $194,700 for providing consulting services to our Company for the 2010 and 2009 fiscal years, respectively.

(15) On September 20, 2007, the Company granted R.N. Dell Energy Ltd., a corporation providing consulting services to the Company or its subsidiary, options to purchase 240,000 shares of common stock at an exercise price of $0.47 per share, vesting at a rate of 20,000 per month commencing October 31, 2007. This stock option will be exercisable for five years from the date of its issuance and is expected to expire on September 20, 2012. Based on the Black-Scholes valuation method R.N. Dell Energy Ltd.’s estimated amortized value vested in 2008 was $56,120. R.N. Dell Energy Ltd. has not exercised any of its stock options.

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

On November 28, 2005, the Board of Directors of our Company granted 390,000 options to acquire common shares to the above corporations providing consulting services to our Company and on November 28, 2010 these options expired unexercised.

Outstanding Equity Awards Granted to Executive Officers at September 30, 2010
	Options Awards(1) (If approved by the shareholders)					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Portwest Investments Ltd. (1)	390,000	–	–	$0.71	11/28/2010	–	–	–	–
Concorde Consulting (2)	390,000	–	–	$0.71	11/28/2010	–	–	–	–

(1) Portwest Investments Ltd., a company owned 100% by Dr. Horst A. Schmid, was granted options to purchase 390,000 shares of common stock for providing consulting services as President and Chief Executive Officer of our Company, and as of July 1, 2008, all of Portwest Investment Ltd’s options to purchase common stock of our Company are fully vested. See the Executive Compensation table for more disclosure. On November 28, 2010, all stock options granted to Dr. Horst A. Schmid and Portwest Investments Ltd. expired unexercised.

(2) Concorde Consulting, a company owned 100% by Mr. Curtis James Sparrow, was granted options to purchase 390,000 shares of common stock for providing consulting services as Chief Financial Officer of our Company, and as of July 1, 2008, all of Concorde Consulting’s options to purchase common stock of our Company are fully vested. See the Executive Compensation table for more disclosure. On November 28, 2010, all stock options granted to Mr. Curtis James Sparrow and Concorde Consulting expired unexercised.

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

On November 28, 2005, the Board of Directors of Deep Well adopted the Deep Well Oil & Gas, Inc. Stock Option Plan. The Stock Option Plan was approved by the majority of shareholders at the February 24, 2010 general meeting of shareholders. The Stock Option Plan is administered by the Board and permits options to acquire shares of Deep Well’s common stock to be granted to directors of our Company. The vesting of such director options will occur only if the holder of the options continues to provide services to us during the immediate annual period preceding the relevant vesting date. The options will terminate at the close of business five years from the date of grant. On November 28, 2010, stock options granted directly and indirectly to Dr. Horst A. Schmid and Mr. Curtis James Sparrow expired unexercised. Mr. David Roff, a director of our Company, has stock options that are expected to expire on October 25, 2011. As of the date of this report Mr. David Roff has not exercised any of his stock options.

For the period ended September 30, 2010, the Company recorded no share based compensation expense (September 30, 2009 - $5,802) as no new stock options have been issued and the fair value of the outstanding stock options has been previously expensed. No options were exercised during the period ended September 30, 2010, therefore the intrinsic value of the options exercised during the period ended September 30, 2010 is $nil. As of September 30, 2010, there was no remaining unrecognized compensation cost related to the non-vested portion of these unit option awards. Compensation expense is based upon straight-line amortization of the grant-date fair value over the vesting period of the underlying unit option.

Director Compensation at September 30, 2010
Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards (If approved by the shareholders) ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dr. Horst A. Schmid	Disclosed in the Executive Compensation Summary under Item 11.
Mr. David Roff	Disclosed in the Executive Compensation Summary under Item 11.
Mr. Curtis James Sparrow	Disclosed in the Executive Compensation Summary under Item 11.
Mr. Malik Youyou(2)	$1,000	(3)	–	–	–	–	–	$1,000

(1)  These estimated valuations include the value of the options back until when each director first became a director.

(2) Mr. Malik Youyou has served our Company as Director since August 20, 2008.

(3) Mr. Malik Youyou accrued  $1,000 for director’s fees for his services on the Board of Directors as director of our Company for the 2010 fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

As of September 30, 2010, with respect to shares of Deep Well common stock that may be issued under our existing equity compensation plan, see Item 5 “Equity Compensation Plan Information” of this report on Form 10-K.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the number and percentage of the beneficial ownership of shares of our Company’s outstanding common stock as of September 30, 2010 by each person or group known by us to be the beneficial owner of more than 5%, and all of our directors and executive officers individually and as a group.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS As of September 30, 2010
Name and Address of Beneficial Owner	Title of Class	Number of Shares Beneficially Owned (1) (2)	Percentage of Class Beneficially Owned		Nature of Ownership

Malik Youyou Director Sadovnicheskeya nab 69 Moscow 115035, Russia	Common	67,443,550	49.99	% (3)	Direct and Indirect

Dr. Horst A. Schmid Director and Chairman of the Board Suite 700, 10150 - 100 Street Edmonton, Alberta T5J 0P6 Canada	Common	2,715,000	2.52	% (4)	Direct and Indirect

Mr. Curtis James Sparrow Director, Chief Financial Officer, Corporate Secretary and Treasurer Suite 700, 10150 - 100 Street Edmonton, Alberta T5J 0P6 Canada	Common	765,000	*	(5)	Direct and Indirect

Mr. David Roff Director 27 Chicora Avenue Toronto, Ontario M5R 1W7 Canada	Common	454,886	*	(6)	Direct

All Officers and Directors as a Group	Common	71,378,436	52.17%		Indirect

* Less than 1%

(1) Under the rules of the Securities and Exchange Commission, a person or entity beneficially owns stock of a company if such person or entity directly or indirectly has, or shares the power to, vote or direct the voting, or the power to dispose or direct the disposition of such stock, whether through any contract, arrangement, understanding, relationship or otherwise. A person or entity is also deemed to be the beneficial owner of stock if such person or entity has the right to acquire either of such powers at any time within 60 days through the exercise of any option, warrant, right or conversion privilege or pursuant to the power to revoke a trust, a discretionary account or similar arrangement or pursuant to the automatic termination of a trust, discretionary account or similar arrangement.

(2) Based on 106,774,258 of our common shares issued and outstanding on September 30, 2010. For calculating the percentage of beneficial ownership separately for each person, his or her options, warrants or both that can be acquired within 60 days are included in both the numerator and the denominator. For the directors as a group, their collective options and warrants that can be acquired within 60 days are included in both the numerator and the denominator when calculating their group percentage ownership.

(3) Mr. Malik Youyou has served our Company as director from August 20, 2008 to present. As of September 30, 2010, Mr. Malik Youyou beneficially owns 67,443,550 shares of our common stock, 33,146,472 of which are held directly, 6,158,781 of which are held by Westline Enterprises Limited, a corporation 100% owned by Mr. Youyou, and 28,138,297 of which are issuable pursuant to presently exercisable warrants held by Mr. Youyou.  Assuming the issuance of 28,138,297 shares of our common stock, pursuant to the exercise of Mr. Youyou’s presently exercisable warrants, Mr. Youyou would beneficially own 49.99% of our Company’s outstanding common stock. As September 30, 2010, Mr. Youyou has not exercised any warrants and without the exercise of Mr. Youyou’s warrants, Mr. Youyou has a 36.81% ownership of our issued and outstanding common stock.

(4) Dr. Horst A. Schmid has served our Company as director and Chairman of the Board from February 6, 2004 to present. Dr. Schmid has also served our Company as President and Chief Executive Officer from June 29, 2005 to present. Dr. Schmid’s beneficial ownership consists of Portwest Investment Ltd., owning 1,950,000 shares of our common stock. Portwest Investment Ltd. is a private corporation registered in Alberta, Canada, which is 100% owned and controlled by Dr. Schmid. On November 28, 2005, Dr. Schmid was granted options to purchase 375,000 options of common stock on becoming a director of our Company, and as of February 6, 2007 all 375,000 shares to purchase common stock of our Company are fully vested. Dr. Schmid also has an indirect beneficial ownership, which consists of 390,000 stock options granted to Portwest Investment Ltd., and as of July 1, 2008, all 390,000 options to purchase common stock of our Company are fully vested. As of the date of this report, Dr. Schmid has not exercised any of his beneficially owned stock options. These options were set to terminate at the close of business five years from the date of grant, and are therefore expired.

(5) Mr. Sparrow has served our Company as director and Chief Financial Officer since February 9, 2004 to present. On November 28, 2005, Mr. Sparrow was granted options to purchase 375,000 shares of common stock on becoming a director of our Company, and as of February 6, 2007 all 375,000 options to purchase common stock of our Company are fully vested. Mr. Sparrow also has an indirect beneficial ownership, which consists of 390,000 stock options granted to Concorde Consulting, a company owned 100% by Mr. Sparrow, and as of July 1, 2008 all 390,000 options to purchase common stock of our Company are fully vested. As of the date of this report, Mr. Sparrow has not exercised any of his beneficially owned stock options. These options were set to terminate at the close of business five years from the date of grant, and are therefore expired.

(6) Mr. David Roff has served our Company as director from April 3, 2006 to present. Mr. Roff’s beneficial ownership consists of 79,886 shares of our common stock. On October 25, 2006, Mr. Roff was granted options to purchase 375,000 shares of common stock of our Company and as of April 6, 2009 all 375,000 shares to purchase common stock of our Company are fully vested. As of the date of this report, Mr. Roff has not exercised any of his beneficially owned stock options and these options are expected to expire on October 25, 2011.

Changes in Control

Except as described below, Deep Well is not aware of any arrangement that may result in a change in control of Deep Well or its subsidiary companies.

As of November 9, 2010, and based solely on Mr. Malik Youyou’s filed Form 4 and Amended Schedule 13D filed November 23, 2010, Mr. Youyou, a director of our Company, beneficially owns 124,586,406 shares of common stock and warrants for common stock of our Company of which 61,717,900 shares were directly acquired by Mr. Youyou through open market transactions and pursuant to four subscription agreements dated June 22, 2007, August 14, 2008, October 31, 2008 and November 9, 2010 for a total aggregate price of $17,000,000 for all four private placement transactions. Pursuant to these four private placements, Mr. Youyou also received warrants to acquire 56,709,725 shares of our common stock. In addition, Mr. Youyou indirectly owns 6,158,781 shares of our common stock through Westline Enterprises Limited, a company of which Mr. Youyou is the sole shareholder. As of November 23, 2010, Mr. Youyou has 49.9 % of the issued and outstanding common stock of our Company. If Mr. Youyou were to exercise all of his warrants to acquire an additional 56,709,725 shares of our common stock, and if nobody else exercised their warrants, Mr. Youyou would beneficially own 64.6 % of our issued and outstanding common stock. As of November 23, 2010, Mr. Youyou has not exercised any of his warrants. Mr. Malik Youyou became a director of our Company on August 20, 2008.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Based solely on Mr. Malik Youyou’s filed Form 4 and Amended Schedule 13D filed on November 23, 2010, Mr. Youyou, a director of our Company since August 20, 2008, beneficially owns 124,586,406 shares of common stock and warrants for common stock of our Company of which 61,717,900 shares were directly acquired by Mr. Youyou through open market transactions and pursuant to four subscription agreements dated June 22, 2007, August 14, 2008, October 31, 2008 and November 9, 2010 for a total aggregate price of $17,000,000 for all four private placement transactions. Pursuant to these four private placements Mr. Youyou has warrants to acquire 56,709,725 shares of our common stock. In addition, Mr. Youyou indirectly owns 6,158,781 shares of our common stock through Westline Enterprises Limited, a company of which Mr. Youyou is the sole shareholder. As of November 23, 2010, Mr. Youyou has acquired 49.9% of our issued and outstanding common stock. If Mr. Youyou were to exercise all of his warrants to acquire an additional 56,709,725 shares of Deep Well’s common stock, and if nobody else exercised their warrants, Mr. Youyou would beneficially own 64.6% of our issued and outstanding common stock. As of November 23, 2010, Mr. Youyou has not exercised any of his warrants.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

In the fiscal years ended September 30, 2010 and September 30, 2009, we paid, Collins Barrow, an independent third party, PCAOB registered, chartered accounting firm fees of Cdn $29,100 and Cdn $26,300, respectively, relating to the preparation of the annual consolidated financial statements which were audited by Madsen & Associates, CPA’s Inc.

The following table is a summary of the fees billed to us by Madsen & Associates, CPA’s Inc. for professional services for the fiscal years ended September 30, 2010 and September 30, 2009:

Fee Category	Fiscal 2010 Fees	Fiscal 2009 Fees

Audit Fees	$13,300	$10,950
Audit Related Fees	5,775	5,550
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total Fees	$19,075	$16,500

Audit Fees

Our board of directors appointed Madsen & Associates, CPA’s Inc. as independent auditors to audit our consolidated financial statements for the fiscal years ending September 30, 2010 and September 30, 2009. The aggregate fees billed by Madsen & Associates, CPA’s Inc. for the audit of our annual consolidated financial statements for the years ended September 30, 2010 and September 30, 2009 was $13,300 and $10,950, respectively.

Audit Related Fees

For the fiscal years ended September 30, 2010 and September 30, 2009, audit related fees billed by Madsen & Associates, CPA’s Inc. were for the review of the quarterly financial statements.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements filed with this report on Form 10-K

The following listed financial statements and report of independent registered public accounting firm are filed as part of this Annual Report on Form 10-K (see “Item 8 - Consolidated Financial Statements” of this report on Form 10-K):

1.	Consolidated Balance Sheets for September 30, 2010 and 2009.
2.	Consolidated Statements of Operations For the Years Ended September 30, 2010 and 2009 and 2008 and the Period From September 10, 2003 (Inception of Exploration Stage) to September 30, 2010.
3.	Consolidated Statements of Shareholders’ Equity For the Period From September 10, 2003 (Inception of Exploration Stage) to September 30, 2010.
4.	Consolidated Statements of Cash Flows For the Years Ended September 30, 2010, 2009 and 2008 and the Period From September 10, 2003 (Inception of Exploration Stage) to September 30, 2010.
5.	Notes to the Consolidated Financial Statements.
6.	Madsen & Associates, CPA’s Inc.’s Report of Independent Registered Public Accounting Firm.

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

3.3
Amended Articles of Incorporation filed with the State of Nevada on May 5, 2004,  reflecting our three (3) shares for one (1) share forward stock split, (incorporated by reference to exhibit 3.2 to our Form 8-K filed on May 7, 2004).

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

4.5
Form of Warrant issued pursuant to two Subscription Agreements dated November 9, 2010 by and among our Company with two investors related to two Private Placement offerings, (incorporated by reference to exhibit 4.2 to our Form 8-K filed on November 15, 2010).

10.1*	Consulting agreement by and between Northern and Portwest Investments Ltd., dated July 1, 2005, (incorporated by reference to exhibit 10.16 to our Form 10-KSB filed on February 23, 2007).
10.2*	Consulting agreement by and between Northern and Concorde Consulting, dated July 1, 2005, (incorporated by reference to exhibit 10.17 to our Form 10-KSB filed on February 23, 2007).
10.3	Deep Well Oil & Gas, Inc. Stock Option Plan (“The Plan”), effective November 28, 2005, (Form 8-K filed on March 3, 2006).
10.4*	Sample Stock Option Agreements with all Directors, (incorporated by reference to exhibit 10.25 to our Form 10-KSB filed on February 23, 2007).
10.5*	Sample Stock Option Agreements with all Contractors, (incorporated by reference to exhibit 10.26 to our Form 10-KSB filed on February 23, 2007).
10.6	Sample Indemnity Agreement with all Directors, (incorporated by reference to exhibit 10.27 to our Form 10-KSB filed on February 23, 2007).
10.7	Non-Qualified Stock Option Agreement issued to R.N. Dell Energy Ltd. effective September 20, 2007, (incorporated by reference to exhibit 10.9 to our Form 10-QSB filed on October 30, 2007).
10.8	Non-Qualified Stock Option Agreement issued to Employee, effective September 20, 2007,(incorporated by reference to exhibit 10.10 to our Form 10-QSB filed on October 30, 2007).
10.9	Form of Subscription Agreement dated August 14, 2008 by and among our Company with one investor, (incorporated by reference to exhibit 4.1 to our Form 8-K filed on August 15, 2008).
10.10	Form of Subscription Agreement dated October 31, 2008 by and among our Company with one investor, (incorporated by reference to exhibit 4.4 to our Form 8-K filed on August 15, 2008).
10.11	Form of Subscription Agreement dated November 9, 2010 by and among our Company with two investors, (incorporated by reference to exhibit 4.1 to our Form 8-K filed on November 15, 2010).
21.1	Subsidiaries of Registrant, filed herewith.
31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a), filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), filed herewith.
32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, filed herewith.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, filed herewith.

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEEP WELL OIL & GAS, INC.

By	/s/ Horst A. Schmid
Dr. Horst A. Schmid
Chairman of the Board

Date	December 23, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Horst A. Schmid
Dr. Horst A. Schmid
Chief Executive Officer and President
(Principal Executive Officer)

Date	December 23, 2010

By	/s/ Curtis James Sparrow
Mr. Curtis James Sparrow
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date	December 23, 2010