Form 10-Q
period 2010-12-31
DEEP WELL OIL & GAS INC
filed 2011-02-11
CIK 869495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010

or

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

The number of shares of common stock outstanding as of December 31, 2010 was 136,059,971.

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
(Unaudited)
Consolidated Balance Sheets
December 31, 2010 and September 30, 2010

	December 31,	September 30,
	2010	2010
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$1,775,345	$103,550
Accounts receivable	202,833	195,751
Prepaid expenses	48,287	86,717

Total Current Assets	2,026,465	386,018

Long Term Investments (Note 5)	253,905	247,473
Oil and gas properties (Note 3)	12,872,593	12,726,396
Property & equipment net of depreciation (Note 4)	528,687	563,860

TOTAL ASSETS	$15,681,650	$13,923,747

LIABILITIES
Current Liabilities
Accounts payable	$7,172	$42,147
Accounts payable – related parties (Note 6)	126,203	86,774
Deposits on stock subscription (Note 7)	–	48,555

Total Current Liabilities	133,375	177,476

Asset retirement obligations (Note 8)	400,003	386,934

TOTAL LIABILITIES	533,378	564,410

SHAREHOLDERS’ EQUITY
Common Stock: (Note 9)
Authorized: 300,000,000 shares at $0.001 par value
Issued and outstanding: 136,059,971 shares
(September 2010 – 106,774,258 shares) (Note 9)	136,059	106,773
Additional paid in capital	26,764,477	24,743,763
Deficit accumulated during exploration stage	(11,752,264)	(11,491,199)

Total Shareholders’ Equity	15,148,272	13,359,337

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$15,681,650	$13,923,747

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
(Unaudited)
Consolidated Statements of Operations and Comprehensive Loss
For the Three Months Ended December 31, 2010, and 2009 and the Period from September 10, 2003
(Inception of Exploration Stage) to December 31, 2010

	Three Months	Three Months	September 10,
	Ended	Ended	2003 to
	December 31,	December 31,	December 31,
	2010	2009	2010

Revenue	$–	$–	$–

Expenses
General and Administrative	222,207	224,501	10,737,845
Depreciation, amortization, and accretion	40,976	54,163	420,882
Share based compensation	–	–	923,142

Net loss from operations	(263,183)	(278,664)	(12,081,869)

Other income and expenses
Rental and other income	1,668	11	19,901
Interest income	450	4,050	206,522
Interest expense	–	–	(208,580)
Forgiveness of loan payable	–	–	287,406
Settlement of debt	–	–	24,866
Loss on disposal of asset	–	–	(510)

Net loss and comprehensive loss	$(261,065)	$(274,603)	$(11,752,264)

Net loss per common share
Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Outstanding Shares (in thousands)
Basic and Diluted	136,060	106,774

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
(Unaudited)
Consolidated Statements of Shareholders’ Equity
For the Period from September 10, 2003 (Inception of Exploration Stage) to December 31, 2010

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
For the Period from September 10, 2003 (Inception of Exploration Stage) to December 31, 2010

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

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
(Unaudited)
Consolidated Statements of Shareholders’ Equity (Continued)
For the Period from September 10, 2003 (Inception of Exploration Stage) to December 31, 2010

	Common Shares			Capital
			Additional	Stock
			Paid in	Subscriptions	Accumulated
	Shares	Amount	Capital	Received	Deficit	Total

Subtotal carried forward from
previous page	83,635,961	83,635	14,402,641	–	(3,760,585)	10,725,691

Warrant Exchange September 4, 2007
- Share value transferred from warrants	–	–	11,467	–	–	11,467
- Warrants cancelled (500,000)	–	–	(130,276)	–	–	(130,276)
- Warrants issued (625,000)	–	–	118,809	–	–	118,809
Warrant Exchange September 10, 2007
- Share value transferred from warrants	–	–	7,237	–	–	7,237
- Warrants cancelled (287,500)	–	–	(74,909)	–	–	(74,909)
- Warrants issued (359,375)	–	–	67,672	–	–	67,672
Options granted for services	–	–	246,643	–	–	246,643

Net operating loss for the year ended
September 30, 2007	–	–	–	–	(1,435,664)	(1,435,664)

Balance at September 30, 2007	83,635,961	83,635	14,649,284	–	(5,196,249)	9,536,670

August 12, 2008
- Warrants expired (560,946)	–	–	–	–	–	–
Private Placement August 14, 2008
- Shares	10,638,297	10,638	3,099,429	–	–	3,110,067
- Warrants (10,638,297)	–	–	1,619,827	–	–	1,619,827
- Special warrants (2,000,000)	–	–	270,106	–	–	270,106

Options granted for services	–	–	111,815	–	–	111,815

Net operating loss for the year ended
September 30, 2008	–	–	–	–	(2,796,055)	(2,796,055)

Balance at September 30, 2008	94,274,258	94,273	19,750,461	–	(7,992,304)	11,852,430

October 11, 2008
- Warrants expired (3,150,000) (Note 9)	–	–	–	–	–	–
Private Placement October 31, 2008
- Shares	12,500,000	12,500	3,247,870	–	–	3,260,370
- Warrants (12,500,000) (Note 9)	–	–	1,559,307	–	–	1,559,307
- Special warrants (2,000,000)(Note 9)	–	–	180,323	–	–	180,323

January 13, 2009
- Warrants expired (73,000) (Note 9)	–	–	–	–	–	–
Options granted for services	–	–	5,802	–	–	5,802

Net operating loss for the year ended
September 30, 2009	–	–	–	–	(2,167,343)	(2,167,343)

Balance at September 30, 2009	106,774,258	106,773	24,743,763	–	(10,159,647)	14,690,889

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
(Unaudited)
Consolidated Statements of Shareholders’ Equity (Continued)
For the Period from September 10, 2003 (Inception of Exploration Stage) to December 31, 2010

	Common Shares			Capital
			Additional	Stock
			Paid in	Subscriptions	Accumulated
	Shares	Amount	Capital	Received	Deficit	Total

Balance carried forward
at September 30, 2009	106,774,258	106,773	24,743,763	–	(10,159,647)	14,690,889

March 9, 2010
- Warrants expired (984,375) (Note 9)	–	–	–	–	–	–
May 25, 2010
- Warrants expired (5,000,000) (Note 9)	–	–	–	–	–	–
June 22, 2010
- Warrants expired (8,333,333) (Note 9)	–	–	–	–	–	–
July 11, 2010
- Warrants expired (323,333) (Note 9)	–	–	–	–	–	–

Net operating loss for the year ended
September 30, 2010	–	–	–	–	(1,331,552)	(1,331,552)

Balance at September 30, 2010	106,774,258	106,773	24,743,763	–	(11,491,199)	(13,359,337)

Issuance of common stock
Private Placement November 9, 2010
- Shares	29,285,713	29,286	1,257,181	–	–	1,286,467
- Warrants (29,285,713) (Note 9)	–	–	763,533	–	–	763,533

Net operating loss for the period ended
December 31, 2010	–	–	–	–	(261,065)	(261,065)

Balance at December 31, 2010	136,059,971	$136,059	$26,764,477	$–	$(11,752,264)	$15,148,272

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
(Unaudited)
Consolidated Statements of Cash Flows
For the Three Months Ended December 31, 2010 and 2009 and from the Period September 10, 2003
(Inception of Exploration Stage) to December 31, 2010

	Three Months	Three Months	September 10,
	Ended	Ended	2003 to
	December 31,	December 31,	December 31,
	2010	2009	2010

Cash Provided by (Used in):

Operating Activities
Net loss	$(261,065)	$(274,603)	$(11,752,264)
Items not affecting cash:
Share based compensation	–	–	923,142
Bad debts	–	–	352,194
Depreciation, amortization and accretion	40,976	54,163	420,884
Forgiveness of loan payable	–	–	(287,406)
Settlement of lawsuit	–	–	435,550
Commissions withheld from loans proceeds	–	–	121,000
Loss on disposal of asset	–	–	510
Net changes in non-cash working capital (Note 11)	35,802	466,759	(473,368)

	(184,286)	246,319	(10,259,758)
Investing Activities
Purchase of property and equipment	–	–	(900,355)
Investment in oil and gas properties	(138,932)	(103,705)	(8,279,613)
Long term investments	(6,432)	(1,957)	(253,905)
Cash from acquisition of subsidiary	–	–	11,141
Return of costs from farmout agreement	–	–	961,426

	(145,364)	(105,662)	(8,461,306)
Financing Activities
Loan payable	–	–	275,852
Loan advance – related parties	–	–	(811,746)
Note payable repayment	–	–	(111,306)
Debenture repayment	–	–	(1,004,890)
Deposit on stock subscription	(48,555)	–	–
Proceeds from issuance of common stock	2,050,000	–	21,269,499
Proceeds from debenture net of commissions	–	–	879,000

	2,001,445	–	20,496,409

Increase (decrease) in cash and cash equivalents	1,671,795	140,657	1,775,345

Cash and cash equivalents, beginning of period	103,550	945,835	–

Cash and cash equivalents, end of period	$1,775,345	$1,086,492	$1,775,345

Supplemental Cash Flow Information:
Interest expense	$–	$–

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
(Unaudited)
Notes to the Consolidated Financial Statements
December 31, 2010

1.            Nature of Business and Basis of Presentation

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

These interim consolidated financial statements follow the same significant accounting policies and methods of application as the Company’s annual consolidated financial statements for the year ended September 30, 2010.

These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the information contained therein. However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010.

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

Asset Retirement Obligations

The Company accounts for asset retirement obligations by recording the estimated future cost of the Company’s plugging and abandonment obligations. The asset retirement obligation is recorded when there is a legal obligation associated with the retirement of a tangible long-lived asset and the fair value of the liability can reasonably be estimated. Upon initial recognition of an asset retirement obligation, the Company increases the carrying amount of the long-lived asset by the same amount as the liability. Over time, the liabilities are accreted for the change in their present value through charges to oil and gas production and well operations costs. The initial capitalized costs are depleted over the useful lives of the related assets through charges to depreciation, depletion, and amortization. If the fair value of the estimated asset retirement obligation changes, an adjustment is recorded to both the asset retirement obligation and the asset retirement cost. Revisions in estimated liabilities can result from revisions of estimated inflation rates, escalating retirement costs, and changes in the estimated timing of settling asset retirement obligations. As at December 31, 2010, asset retirement obligations amount to $400,003. The Company has posted bonds, where required, with the Government of Alberta based on the amount the government estimates the cost of abandonment and reclamation to be.

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

Recently Adopted Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements.” This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Accounting Standards Codification (“ASC”) 820 (formerly SFAS No. 157). ASU 2010-06 amends ASC 820 (formerly SFAS No. 157) to now require: (1) a reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (2) in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements. In addition, ASU 2010-06 clarifies the requirements of existing disclosures. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. The adoption of these accounting standards has not had a significant effect on the financial statement disclosures.

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

3.            Oil and Gas Properties

The Company has acquired interests in certain oil sands properties located in North Central Alberta, Canada. The terms include certain commitments related to oil sands properties that require the payments of rents as long as the leases are non-producing. As of December 31, 2010, Northern’s net payments due in Canadian dollars under this commitment are as follows:

2011	$33,868
2012	$45,158
2013	$45,158
2014	$45,158
2015	$45,158
2016	$45,158
Subsequent	$134,042

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

The Company plans to meet the second of these conditions. As at December 31, 2010, the Company has an interest in ten wells, which can be counted towards this obligation.

The Company has identified 2 other wells drilled on these leases, which may be included in the satisfaction of this requirement. The Company has also acquired and processed 25 miles of seismic on the leases.

The Company follows the successful efforts method of accounting for costs of oil and gas properties. Under this method, only those exploration and development costs that relate directly to specific oil and gas reserves are capitalized; costs that do not relate directly to specific reserves are charged to expense. Producing, non-producing and unproven properties are assessed annually, or more frequently as economic events indicate, for potential impairment.

This consists of comparing the carrying value of the asset with the asset’s expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions. Proven oil and gas properties are reviewed for impairment on a field-by-field basis. No impairment losses were recognized for the period ended December 31, 2010 (December 31, 2009 - $nil).

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

On April 30, 2009, 1.5 sections of previously owned leases reverted back to the provincial government.

4.            Property and Equipment

	December 31, 2010
		Accumulated	Net Book
	Cost	Depreciation	Value

Computer equipment	$31,460	$26,406	$5,054
Office furniture and equipment	33,476	15,525	17,951
Software	5,826	5,826	–
Leasehold improvements	4,935	1,777	3,158
Portable work camp	170,580	76,697	93,883
Vehicles	38,077	17,120	20,957
Oilfield equipment	154,713	47,802	106,911
Road mats	364,614	163,940	200,674
Tanks	96,085	15,986	80,099
	$899,766	$371,079	$528,687

	September 30, 2010
		Accumulated	Net Book
	Cost	Depreciation	Value

Computer Equipment	$31,460	$25,607	$5,853
Office furniture and equipment	33,476	14,580	18,896
Software	5,826	5,826	–
Leasehold improvements	4,935	1,612	3,323
Portable work camp	170,580	69,085	101,495
Vehicles	38,077	15,421	22,656
Oilfield equipment	154,713	42,175	112,538
Road Mats	364,614	147,669	216,945
Tanks	96,085	13,931	82,154
	$899,766	$335,906	$563,860

There was $35,173 of depreciation expense for the period ended December 31, 2010 (September 30, 2010 - $195,261).

5.            Long Term Investments

Long term investments consist of cash held in trust by the Energy Resources Conservation Board (“ERCB”) which bears interest at a rate of prime minus 0.375% and has no stated date of maturity. These investments are required by the ERCB to ensure there are sufficient future cash flows to meet the expected future asset retirement obligations, and are restricted for this purpose.

6.            Significant Transactions With Related Parties

Accounts payable – related parties was $126,203 for the period ended December 31, 2010 (September 30, 2010 - $86,774) resulted from fees payable to corporations owned by directors. The amount is unsecured, non-interest bearing, and has no fixed terms of repayment.

As of December 31, 2010, officers, directors, their families, and their controlled entities have acquired 51.38% of the Company’s outstanding common capital stock. This percentage does not include unexercised warrants or stock options.

The company made payments totalling $41,250 to two related parties for professional fees and consulting services during the period ended December 31, 2010 (September 30, 2010 - $246,347).

7.            Deposits on Stock Subscription

The Company received $nil (September 30, 2010 - $48,555) in deposits for stock, for which the Company received subsequent subscription agreements.

8.            Asset Retirement Obligations

The total future asset retirement obligation is estimated by management based on the Company’s net working interests in all wells and facilities, estimated costs to reclaim and abandon wells and facilities and the estimated timing of the costs to be incurred in future periods. At December 31, 2010, the Company estimates the undiscounted cash flows related to asset retirement obligation to total approximately $665,642 (September 30, 2010 - $531,055). The fair value of the liability at December 31, 2010 is estimated to be $400,003 (September 30, 2010 - $ 386,934) using a risk free rate of 3.74% and an inflation rate of 2%. The actual costs to settle the obligation are expected to occur in approximately 35 years.

Changes to the asset retirement obligation were as follows:

	December 31, 2010	September 30, 2010
Balance, beginning of year	$386,934	$358,235
Liabilities incurred	–	–
Effect of foreign exchange	9,364	14,749
Accretion expense	3,705	13,950
Balance, end of year	400,003	386,934

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

There were 57,462,810 warrants outstanding as of December 31, 2010 (September 30, 2010 – 28,177,097), which were valued at $4,687,992 (September 30, 2010 - $3,924,459) as of December 31, 2010.

10.          Stock Options

On November 28, 2005, the Board of Directors (the “Board”) of Deep Well adopted the Deep Well Oil & Gas, Inc. Stock Option Plan (the “Plan’). The Plan was approved by the majority of shareholders at the February 24, 2010 general meeting of shareholders. The Plan, is administered by the Board, permits options to acquire shares of the Company’s common stock (the “Common Shares”) to be granted to directors, senior officers and employees of the Company and its subsidiaries, as well as certain consultants and other persons providing services to the Company or its subsidiaries.

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

On November 28, 2010, all of the stock options granted to Dr. Horst A. Schmid, Portwest Investments Ltd., Mr. Curtis James Sparrow, Concorde Consulting, Trebax Projects Ltd., Mr. Cyrus Spaulding, Mr. Donald E.H. Jones and Mr. Moses Ling, expired unexercised. In total 2,727,500 options granted to directors and former directors and their controlled companies expired and no further options were granted.

For the period ended December 31, 2010, the Company recorded no share based compensation expense (September 30, 2010 - nil) as no new stock options have been issued and the fair value of the outstanding stock option costs has been previously expensed. No options were exercised during the period ended December 31, 2010, therefore, the intrinsic value of the options exercised during the period ended December 31, 2010 is nil. As of December 31, 2010, there was no remaining unrecognized compensation cost related to the non-vested portion of these unit option awards. Compensation expense is based upon straight-line amortization of the grant-date fair value over the vesting period of the underlying unit option.

	Shares Underlying Options Outstanding			Shares Underlying Options Exercisable
Range of Exercise Prices	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price
$0.47 at December 31, 2010	276,000	1.72	$0.47	276,000	$0.47
$0.71 at December 31, 2010	375,000	0.81	0.71	375,000	0.71
	651,000	1.20	0.61	651,000	$0.69

The aggregate intrinsic value of exercisable options as of December 31, 2010, was $nil (September 30, 2010 - $nil).

The following is a summary of stock option activity as at December 31, 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Market Value

Balance, September 30, 2010	3,378,500	0.69	0.27
Options forfeited November 28, 2010	2,727,500	0.71	0.27

Balance, December 31, 2010	651,000	$0.61	$0.27

Exercisable, December 31, 2010	651,000	$0.61	$0.27

The following table summarizes the activity of the Company’s non-vested stock options since September 30, 2008:

	Non-Vested Options
	Number of Shares	Weighted Average Exercise Price
Non-vested at September 30, 2008	102,000	$0.70

Vested	(102,000)	0.71

Non-vested at September 30, 2010 and December 31, 2010	–	$–

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

11.	Changes in Non-Cash Working Capital

	Three Months Ended	Three Months Ended
	December 31, 2010	December 31, 2009
Accounts receivable	$(7,082)	$474,769
Prepaid expenses	38,430	10,571
Accounts payable	4,454	(18,581)
	$35,802	$466,759

12.	Commitments

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

2011	$55,035
2012	$73,380
2013	$47,647
2014	$10,625

13.	Legal Actions

I.G.M. Resources Corp vs. Deep Well Oil & Gas, Inc., et al

On March 10, 2005, I.G.M. Resources Corp. (“the Plaintiff”) filed against Classic Energy Inc., 979708 Alberta Ltd., Deep Well Oil & Gas, Inc., Nearshore Petroleum Corporation, Mr. Steven P. Gawne, Rebekah Gawne, Gawne Family Trust, 1089144 Alberta Ltd., John F. Brown, Diane Lynn McClaflin, Cassandra Doreen Brown, Elissa Alexandra Brown, Brown Family Trust, Priority Exploration Ltd., Northern Alberta Oil Ltd. and Gordon Skulmoski (“the Defendant”) a Statement of Claim in the Court of Queen's Bench of Alberta Judicial District of Calgary. This suit is a part of a series of lawsuits or actions undertaken by the Plaintiff against some of the other above defendants.

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

This lawsuit has been stayed pending the outcome of the other litigation by the Plaintiff against some of the above defendants other than Deep Well and Northern. The Company believes the claims are without merit and will vigorously defend against them. As at December 31, 2010, no contingent liability has been recorded, as the Company believes that a successful outcome for the Plaintiff is unlikely.

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

Deep Well plans to vigorously defend itself against the Plaintiff's claims. As at December 31, 2010, no contingent liability has been recorded, as the Company believes that a successful outcome for the Plaintiff is unlikely.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes. For the purpose of this discussion, unless the context indicates another meaning, the terms: “Deep Well,” “Company,” “we,” “us” and “our” refer to Deep Well Oil & Gas, Inc. and its subsidiaries. This discussion includes forward-looking statements that reflect our current views with respect to future events and financial performance that involve risks and uncertainties. Our actual results, performance or achievements could differ materially from those anticipated in the forward-looking statements as a result of certain factors including risks discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Forward-Looking Statements” below and elsewhere in this report, and under the heading “Risk Factors” and “Environmental Laws and Regulations” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010, filed with the Securities and Exchange Commission on December 27, 2010.

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

Results of Operations for the Three Months Ended December 31, 2010

We are an exploration stage company and as such do not have commercial production on any of our properties and, accordingly, we currently do not generate cash from operations. Since the inception of our current business plan, our operations have consisted primarily of various exploration and start-up activities relating to our properties, which included acquiring lease holdings by acquisitions and public offerings, seeking investors, locating joint venture partners, acquiring and analyzing seismic data, engaging various firms to comply with leasehold conditions and environmental regulations as well as project management, and developing our long term business strategies. For the three months ended December 31, 2010, and for the comparable period, we generated no revenues from operations.

	Three Months Ended	Three Months Ended	September 10, 2003 to
	December 31, 2010	December 31, 2009	December 31, 2010
Revenue	$–	$–	$–

Expenses
General and Administrative	$222,207	$224,501	$10,737,845
Depreciation, amortization and accretion	40,976	54,163	420,882
Share based compensation	–	–	923,142

Net loss from operations	(263,183)	(278,664)	(12,081,869)

Other income and expenses
Rental and other income	1,668	11	19,901
Interest income	450	4,050	206,522
Interest expense	–	–	(208,580)
Forgiveness of loan payable	–	–	287,406
Settlement of debt	–	–	24,866
Loss on disposal of asset	–	–	(510)

Net loss and comprehensive loss	$(261,065)	$(274,603)	$(11,752,264)

Our net loss and comprehensive loss for the three months ended December 31, 2010, was $261,065 compared to a net loss and comprehensive loss of $274,603 for the three months ended December 31, 2009. This difference was due primarily to a decrease of $13,187 in depreciation and accretion expense.

Operations

Deep Well, through our subsidiaries Northern Alberta Oil Ltd. (“Northern”) and Deep Well Oil & Gas (Alberta) Ltd., currently has an 80% working interest in 56 contiguous sections of oil sands leases and a 40% working interest in an additional 12 contiguous sections of oil sands leases in the Peace River oil sands area of Alberta, Canada. Our oil sands leases cover 43,015 gross acres (17,408 gross hectares) of land.

Previously, we successfully completed a drilling program and drilled 6 vertical wells. In addition, we have an interest in 3 horizontal wells, which were previously drilled by our former farmout partner, and an interest in two wells that we acquired. Since then we have been evaluating the options for production available to us to determine the best course of action. Drilling on 80% owned lands has opened new avenues for testing and further development of the Sawn Lake project. The focus of our drilling program is to define the heavy oil reservoir to establish reserves and to determine the best technology under which oil can be produced from the Sawn Lake project in order to initiate production and generate cash flow.

In September 2009, we submitted an application to the Energy Resources Conservation Board (“ERCB”) for a commercial bitumen recovery scheme to evaluate the 12-14-092-13W5 well for potential development using Cyclic Steam Stimulation (“CSS”) and later added the 6-22-092-13W5 well to the application. On October 14, 2010, this application was approved by the ERCB to conduct one CSS production test on one of the wells to evaluate the oil sands resource using this secondary recovery technology. The CSS process involves steam injection into a well for a period of up to 30 days, potentially a “soaking” period, followed by production of heavy oil for up to 50 days or more. This CSS production test is not only for the production of heavy oil from the Bluesky zone of the Sawn Lake project but it will also aid in quantifying our oil reserves.

In July 2010, Chapman Petroleum Engineering Ltd. performed an independent technical evaluation of the heavy oil properties on some of our Sawn Lake properties. The report confirmed the suitability for thermal recovery methods. In addition, Chapman Petroleum Engineering Ltd. identified a new hydrocarbon bearing zone up-hole from the Bluesky zone presently being concentrated on by our Company. This secondary heavy oil zone is in the Peace River formation. It is a clastic unit of lower cretaceous age found at a shallower depth than the Bluesky zone. It is approximately 35 meters thick and is a massive, very fine to medium grain sandstone conformably deposited on the Harmon Shale. We will continue the development of the Bluesky reservoir and at the same time we will evaluate this newly discovered reservoir by coring future wells within this zone.

On November 9, 2010, we secured two private placement financings for $2,050,000. We intend to use the majority of the net proceeds from these private placements to conduct engineering, construction and other operations for its recently approved CSS production test.

We have also appointed Pioneer Land and Environmental to proceed immediately with the environmental studies mandated by Alberta Regulations before we can embark on a five to seven well production pilot project as an interim step toward full scale commercial production. Our geological studies lead us to conclude that our working interest can support full commercial production. We are fully committed to best practices in environmental stewardship to assure sustainable development of our in-situ heavy oil holdings.

Liquidity and Capital Resources

As of December 31, 2010, our total assets were $15,681,650. The increase in our total assets from September 30, 2010 was due primarily to an increase in cash and cash equivalents through a sale of our common stock. Our total liabilities as of December 31, 2010, were $533,378.

Our working capital (current liabilities subtracted from current assets) is as follows:

	Three Months
	Ended	Year Ending
	December 31, 2010	September 30, 2010
Current Assets	$2,026,465	$386,018
Current Liabilities	133,375	177,476
Working Capital	$1,893,090	$208,542

At December 31, 2010, we had working capital of $1,893,090. Our working capital increase was due primarily to the increase in cash from the November 9, 2010 private placement sale of our Units. Currently we have no long-term debt.

On November 9, 2010, pursuant to two subscription agreements, we completed two private placements to two investors of an aggregate of 29,285,713 units (“Units”) at a price of $0.07 per Unit, for total proceeds of $2,050,000. Each Unit is comprised of one common share and one common share purchase warrant. Each warrant entitles the holder to purchase one common share at a price of $0.105 per share for a period of three years from the date of closing, provided that if the closing price of our common shares on the principal market on which our shares trade is equal to or exceeds $1.00 for thirty consecutive trading days, the warrant term will automatically accelerate to the date that is thirty calendar days following the date that written notice has been given to the warrant holder. We intend to use the majority of the net proceeds from the private placements to conduct engineering, construction and other operations for our recently approved Cyclic Steam Stimulation production test.

Our cash and cash equivalents for the period ending December 31, 2010 was $1,775,345. Since March 10, 2005, we have financed our business operations through a loan, fees derived from the farmout of some of our lands, private offerings of our common stock and the exercise of certain warrants, realizing gross proceeds of approximately $21.6 million. In these offerings, we sold Units comprised of common stock and warrants to purchase additional common stock, and as a result of these offerings, we currently have an aggregate of 57,462,810 warrants outstanding with exercise prices ranging from $0.105 to $1.20. These warrants expiration dates range from August 14, 2011 to November 9, 2013. If all of these warrants are exercised we may realize aggregate proceeds of approximately $22.9 million. However, the warrant holders have complete discretion as to when or if the warrants are exercised before they expire and we cannot guarantee that the warrant holders will exercise any of the warrants.

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
•
the additional risks and uncertainties, many of which are beyond our control, referred to elsewhere in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010, and in our other SEC filings.

The preceding bullets outline some of the risks and uncertainties that may affect our forward-looking statements. For a full description of risks and uncertainties, see the sections entitled “Risk Factors” and “Environmental Laws and Regulations” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2010, filed with the Securities and Exchange Commission on December 27, 2010. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. Any forward looking statement speaks only as of the date on which it was made and, except as required by law, we disclaim any obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q, 8-K and any other SEC filing should be consulted.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 under the Exchange Act and therefore we are not required to provide the information required under this item.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of our fiscal quarter ended December 31, 2010, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934) was carried out under the supervision and with the participation of our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that as of the end of that quarter, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended December 31, 2010, there were no changes in our internal control over financial reporting that would have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There have been no new material developments in our litigation proceedings from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010, filed with the Securities and Exchange Commission on December 27, 2010.

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010, filed with SEC on December 27, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 9, 2010, pursuant to two subscription agreements, we completed two private placements to two investors (the “Subscribers”) of an aggregate of 29,285,713 units (“Units”) at a price of $0.07 per Unit, for total proceeds of $2,050,000. Each Unit is comprised of one (1) common share and one (1) common share purchase warrant. Each warrant entitles the holder to purchase one (1) common share at a price of $0.105 per share for a period of three years from the date of closing, provided that if the closing price of our common shares on the principal market on which our shares trade is equal to or exceeds $1.00 for thirty consecutive trading days, the warrant term will automatically accelerate to the date that is thirty calendar days following the date that written notice has been given to the warrant holder. No commission or finder’s fees were payable in connection with these private placements. The Units were issued pursuant to Regulation S under the Securities Act of 1933, as amended. We intend to use the majority of the net proceeds from the private placements to conduct engineering, construction and other operations for our recently approved Cyclic Steam Stimulation production test.

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

DEEP WELL OIL & GAS, INC.
(Registrant)

By	/s/ Horst A. Schmid
Dr. Horst A. Schmid
Chief Executive Officer and President
(Principal Executive Officer)

Date	February 11, 2011

By	/s/ Curtis James Sparrow
Mr. Curtis James Sparrow
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date	February 11, 2011