Form 10-Q
period 2011-03-31
DEEP WELL OIL & GAS INC
filed 2011-05-18
CIK 869495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

or

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

Former name, former address and former fiscal year, if changed since last report: not applicable

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

The number of shares of common stock outstanding as of March 31, 2011 was 136,739,971

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
Consolidated Balance Sheets
March 31, 2011 and September 30, 2010

	March 31,	September 30,
	2011	2010
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$1,231,486	$103,550
Accounts receivable	215,423	195,751
Prepaid expenses	59,928	86,717

Total Current Assets	1,506,837	386,018

Long Term Investments (Note 6)	263,151	247,473
Oil and gas properties (Note 3)	13,190,493	12,726,396
Property & equipment net of depreciation (Note 5)	496,512	563,860

TOTAL ASSETS	$15,456,993	$13,923,747

LIABILITIES
Current Liabilities
Accounts payable	$7,186	$42,147
Accounts payable – related parties (Note 7)	161,493	86,774
Deposits on stock subscription (Note 8)	–	48,555

Total Current Liabilities	168,679	177,476

Asset retirement obligations (Note 9)	417,671	386,934

TOTAL LIABILITIES	586,350	564,410

SHAREHOLDERS’ EQUITY

Common Stock: (Note 10)
Authorized: 300,000,000 shares at $0.001 par value
Issued and outstanding: 136,739,971 shares
(September 30, 2010 – 106,774,258 shares) (Note 10)	136,739	106,773
Additional paid in capital	26,974,759	24,743,763
Deficit accumulated during exploration stage	(12,240,855)	(11,491,199)

Total Shareholders’ Equity	14,870,643	13,359,337

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$15,456,993	$13,923,747

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
(Unaudited)
Consolidated Statements of Operations and Comprehensive Loss
For the Three and Six Months Ended March 31, 2011, and 2010 and the Period from September 10, 2003
(Inception of Exploration Stage) to March 31, 2011

	Three Months	Three Months	Six Months	Six Months	September 10,
	Ended	Ended	Ended	Ended	2003 to March 31,
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010	2011

Revenue	$–	$–	$–	$–	$–

Expenses
General and Administrative	447,793	326,273	670,000	550,774	12,108,780
Depreciation and accretion	41,302	54,418	82,278	108,581	462,184

Net loss from operations	(488,095)	(380,691)	(752,278)	(659,355)	(12,570,964)

Other income and expenses
Rental and other income	52	4,782	1,720	4,793	19,953
Interest income	640	290	1,090	4,340	207,162
Interest expense	–	–	–	–	(208,580)
Forgiveness of loan payable	–	–	–	–	287,406
Settlement of debt	–	–	–	–	24,866
Loss on disposal of assets	(188)	–	(188)	–	(698)

Net loss and comprehensive loss	$(488,591)	$(375,619)	$(749,656)	$(650,222)	$(12,240,855)

Net loss per common share
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted Average Outstanding
Shares (in thousands)
Basic and Diluted	136,106	106,774	136,083	106,774

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
(Unaudited)
Consolidated Statements of Cash Flows
For the Six Months Ended March 31, 2011 and 2010 and the Period from September 10, 2003 (Inception of Exploration Stage) to March 31, 2011

	Six Months	Six Months	September 10,
	Ended	Ended	2003 to
	March 31,	March 31,	March 31,
	2011	2010	2011

Cash Provided by (Used in):

Operating Activities
Net loss	$(749,656)	$(650,222)	$(12,240,855)
Items not affecting cash:
Share based compensation	210,962	–	1,134,104
Bad debts	–	–	352,194
Depreciation and accretion	82,278	108,581	462,185
Forgiveness of loan payable	–	–	(287,406)
Settlement of lawsuit	–	–	435,550
Commissions withheld from loans proceeds	–	–	121,000
Loss on disposal of asset	188	–	698
Net changes in non-cash working capital (Note 12)	46,875	405,906	(462,295)

	(409,353)	(135,735)	(10,484,825)
Investing Activities
Purchase of property and equipment	(3,254)	–	(903,609)
Investment in oil and gas properties	(445,224)	(269,647)	(8,585,905)
Long term investments	(15,678)	(8,811)	(263,151)
Cash from acquisition of subsidiary	–	–	11,141
Return of costs from farmout agreement	–	–	961,426

	(464,156)	(278,458)	(8,780,098)
Financing Activities
Loan payable	–	–	275,852
Loan advance – related parties	–	–	(811,746)
Note payable repayment	–	–	(111,306)
Debenture repayment	–	–	(1,004,890)
Deposit on stock subscription	(48,555)	–	–
Proceeds from issuance of common stock	2,050,000	–	21,269,499
Proceeds from debenture net of commissions	–	–	879,000

	2,001,445	–	20,496,409

Increase (decrease) in cash and cash equivalents	1,127,936	(414,193)	1,231,486

Cash and cash equivalents, beginning of period	103,550	945,835	–

Cash and cash equivalents, end of period	$1,231,486	$531,642	$1,231,486

Supplemental Cash Flow Information:
Interest expense	$–	$–

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
(Unaudited)
Notes to the Consolidated Financial Statements
March 31, 2011

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

Property & Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation expense is computed using the declining balance method over the estimated useful life of the asset.  Only half of the depreciation rate is taken in the year of acquisition. The following is a summary of the depreciation rates used in computing depreciation expense:

Software	-	100%
Computer equipment	-	55%
Portable work camp	-	30%
Vehicles	-	30%
Road Mats	-	30%
Wellhead	-	25%
Office furniture and equipment	-	20%
Oilfield Equipment	-	20%
Tanks	-	10%

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

Revisions in estimated liabilities can result from revisions of estimated inflation rates, escalating retirement costs and changes in the estimated timing of settling asset retirement obligations. As at March 31, 2011, asset retirement obligations amount to $417,671. The Company has posted bonds, where required, with the Government of Alberta based on the amount the government estimates the costs of abandonment and reclamation to be.

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

Financial Instruments

Fair Values

Financial instruments include cash and cash equivalents, accounts receivable, long term investments, investment in equity securities, accounts payable, accounts payable - related parties and asset retirement obligations.  The fair value of these financial instruments approximates their carrying value because of the short-term maturity of these items unless otherwise noted.  The fair value of the investment in equity securities cannot be determined as the market value is not readily obtainable. The equity securities are reported using the cost method.

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

The Company has acquired interests in certain oil sands properties located in North Central Alberta, Canada. The terms include certain commitments related to oil sands properties that require the payments of rents as long as the leases are non-producing. As of March 31, 2011, Northern’s net payments due in Canadian dollars under this commitment are as follows:

2011	$22,578
2012	$45,158
2013	$45,158
2014	$45,158
2015	$45,158
2016	$45,158
Subsequent	$134,042

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

The Company plans to meet the second of these conditions. As at March 31, 2011, the Company has an interest in ten wells, which can be counted towards this obligation.

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

This consists of comparing the carrying value of the asset with the asset’s expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions. Proven oil and gas properties are reviewed for impairment on a field-by-field basis. No impairment losses were recognized for the periods ended March 31, 2011 (September 30, 2010 - $nil).

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

e)	A joint discontinuance of the remaining minor litigation issues amongst all the parties.

On April 30, 2009, 1.5 sections of previously owned leases reverted back to the provincial government.

There was $464,097 of an additional investment made to our oil and gas properties in the six months ended March 31, 2011.

4.	Investment in Equity Securities

On February 25, 2005, the company acquired an interest in Signet Energy Inc. (formerly Surge Global Energy, Inc.) as a result of a Farmout Agreement. These shares are carried at a nominal value using the cost method.

As of November 19, 2008, the Company converted its Signet shares, into 2,241,558 shares of Andora, which represents an equity interest in Andora of approximately 3.91%.

5.	Property & Equipment

	March 31, 2011
		Accumulated	Net Book
	Cost	Depreciation	Value
Computer equipment	$30,655	$26,488	$4,167
Office furniture and equipment	33,198	16,259	16,939
Software	5,826	5,826	–
Leasehold improvements	4,935	1,942	2,993
Portable work camp	170,580	84,309	86,271
Vehicles	38,077	18,820	19,257
Oilfield equipment	154,713	53,429	101,284
Road mats	364,614	180,210	184,404
Wellhead	3,254	102	3,152
Tanks	96,085	18,040	78,045
	$901,937	$405,425	$496,512

	September 30, 2010
		Accumulated	Net Book
	Cost	Depreciation	Value
Computer Equipment	$31,460	$25,607	$5,853
Office furniture and equipment	33,476	14,580	18,896
Software	5,826	5,826	–
Leasehold improvements	4,935	1,612	3,323
Portable work camp	170,580	69,085	101,495
Vehicles	38,077	15,421	22,656
Oilfield equipment	154,713	42,175	112,538
Road Mats	364,614	147,669	216,945
Tanks	96,085	13,931	82,154
	$899,766	$335,906	$563,860

There was $70,414 of depreciation expense for the period ended March 31, 2011 (September 30, 2010 - $195,261).

6.	Long Term Investments

Long term investments consist of cash held in trust by the Energy Resources Conservation Board (“ERCB”) which bears interest at a rate of prime minus 0.375% and has no stated date of maturity. These investments are required by the ERCB to ensure there are sufficient future cash flows to meet the expected future asset retirement obligations, and are restricted for this purpose.

7.	Significant Transactions With Related Parties

Accounts payable – related parties was $161,493 for the period ended March 31, 2011 (September 30, 2010 - $86,774) resulted from fees payable to corporations owned by directors. This amount is unsecured, non-interest bearing, and has no fixed terms of repayment.

As of March 31, 2011, officers, directors, their families, and their controlled entities have acquired 52.08% of the Company’s outstanding common capital stock.  This percentage does not include unexercised warrants or stock options.

The company made payments totalling $118,841 to two related parties for professional fees and consulting services during the period ended March 31, 2011(September 30, 2010 - $246,347).

8.	Deposits of Stock Subscription

The Company received no amounts for the period ended March 31, 2011 (September 30, 2010 - $48,555) in deposits for stock, for which the Company received subsequent subscription agreements.

9.	Asset Retirement Obligations

The total future asset retirement obligation is estimated by management based on the Company’s net working interests in all wells and facilities, estimated costs to reclaim and abandon wells and facilities and the estimated timing of the costs to be incurred in future periods. At March 31, 2011, the Company estimates the undiscounted cash flows related to asset retirement obligation to total approximately $688,256 (September 30, 2010 - $531,055). The fair value of the liability at March 31, 2011 is estimated to be $417,671 (September 30, 2010 - $386,934) using a risk free rate of 3.74% and an inflation rate of 2%. The actual costs to settle the obligation are expected to occur in approximately 35 years.

Changes to the asset retirement obligation were as follows:

	March 31, 2011	September 30, 2010
Balance, beginning of year	$386,934	$358,235
Liabilities incurred	–	–
Effect of foreign exchange	23,070	14,749
Accretion expense	7,667	13,950
Balance, end of year	$417,671	$386,934

10.	Share Capital

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

On March 9, 2010, 984,375 warrants previously granted on March 10, 2005 expired.

On May 25, 2010, 5,000,000 warrants previously granted on May 25, 2007 expired.

On June 22, 2010, 8,333,333 warrants previously granted on June 22, 2007 expired.

On July 11, 2010, 323,333 warrants previously granted on July 11, 2007 expired.

On November 9, 2010, the Company completed two private placements for an aggregate of 29,285,713 units at a price of $0.07 per unit for an aggregate of $2,050,000 (including the Deposit received prior to September 30, 2010 of $48,555). Each unit consists of one common share and one common share purchase warrant. Each warrant entitles the holder to purchase one additional common share at a price of $0.105 per common share for a period of three years from the date of closing, provided that if the closing price of the Common Shares of the Company on the principal market on which the shares trade is equal to or exceeds US$1.00 for 30 consecutive trading days, the warrant term shall automatically accelerate to the date which is 30 calendar days following the date that written notice has been given to the warrant holders. The warrants expire on November 9, 2013.

On March 23, 2011, the Board approved the issuance of 500,000 restricted common shares valued at $70,000 to be issued to a new director as an incentive to join our Board. Also, on March 23, 2011, the Board approved issuance of 180,000 restricted common shares valued at $25,200 to be issued on April 1, 2011 to a contractor as compensation for services provided to us during the period from April 1, 2010 to March 31, 2011. These transactions have been recorded on our Balance Sheets under Shareholders' Equity at the fair value of the common shares issued.

There were 57,462,810 warrants outstanding as of March 31, 2011 (September 30, 2010 – 28,177,097), which were valued at $4,687,992 (September 30, 2010 - $3,924,459) as of March 31, 2011.

11.	Stock Options

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

On March 23, 2011, the Board approved to decrease the exercise price of the stock options to purchase 36,000 shares of common stock of Deep Well previously granted to an employee of the Company on September 20, 2007. The exercise price of the stock option is reduced from $0.47 per common share to $0.14 per common share, effective immediately. All other terms and conditions of the option agreement will remain unchanged. The options expire on September 20, 2012.

On March 23, 2011, the Company granted its directors, Dr. Horst A. Schmid, Mr. Said Arrata, Mr. Satya Das, Mr. David Roff, Mr. Curtis Sparrow and Mr. Malik Youyou, options to purchase 450,000 shares each of common stock at an exercise price of $0.14 per common share, 150,000 vesting immediately and the remaining vesting one-third on March 23, 2012, and one-third on March 23, 2013, with a five-year life.

For the period ended March 31, 2011, the Company recorded share based compensation expense related to stock options in the amount of $115,762 (September 30, 2010 - nil) as 2,700,000 of new stock options have been issued. No options were exercised during the period ended March 31, 2011, therefore, the intrinsic value of the options exercised during the period ended March 31, 2011 is nil. As of March 31, 2011, there was remaining unrecognized compensation cost of $217,934 related to the non-vested portion of these unit option awards. Compensation expense is based upon straight-line depreciation of the grant-date fair value over the vesting period of the underlying unit option.

	Shares Underlying Options Outstanding			Shares Underlying Options Exercisable
Range of Exercise Prices	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price

$0.47 at March 31, 2011	240,000	1.47	$0.47	240,000	$0.47
$0.14 at March 31, 2011	2,736,000	4.93	0.14	2,736,000	0.14
$0.71 at March 31, 2011	375,000	0.57	0.71	375,000	0.71

	3,351,000	4.20	$0.23	3,351,000	$0.23

The aggregate intrinsic value of exercisable options as of March 31, 2011, was $27,360 (September 30, 2010 - $nil).

The following is a summary of stock option activity as at March 31, 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Market Value

Balance, September 30, 2010	3,378,500	$0.69	$0.27
Options forfeited November 28, 2010	(2,727,500)	0.71	0.27
Options issued March 23, 2011	2,700,000	0.14	0.12

Balance, March 31, 2011	3,351,000	$0.23	$0.15

Exercisable, March 31, 2011	3,351,000	$0.23	$0.15

The following table summarizes the activity of the Company’s non-vested stock options since September 30, 2008:

	Non-Vested Options
	Number of Shares	Weighted Average Exercise Price

Non-vested at September 30, 2008	102,000	$0.70

Vested	(102,000)	0.71
Non-vested at September 30, 2010	–	$–
Non-vested at March 31, 2011	1,800,000	$0.14

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

12.	Changes in Non-Cash Working Capital

	Six Months Ended	Six Months Ended
	March 31, 2011	March 31, 2010

Accounts receivable	$(19,672)	$446,907
Prepaid expenses	26,789	(38,686)
Accounts payable	39,758	(2,315)

	$46,875	$405,906

13.	Commitments

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

Rental Agreement

On November 20, 2007 and On December 1, 2008, the Company entered into two office lease agreements commencing December 1, 2007 and January 1, 2009 and expiring on November 30, 2012 and December 31, 2013, respectively. The annual payments are as follows:

2011	$36,690
2012	$73,380
2013	$47,647
2014	$10,625

14.	Legal Actions

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

This lawsuit has been stayed pending the outcome of the other litigation by the Plaintiff against some of the above defendants other than Deep Well and Northern. The Company believes the claims are without merit and will vigorously defend against them. As at March 31, 2011, no contingent liability has been recorded, as the Company believes that a successful outcome for the Plaintiff is remote.

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

Deep Well plans to vigorously defend itself against the Plaintiff's claims. As at March 31, 2011, no contingent liability has been recorded, as the Company believes that a successful outcome for the Plaintiff is remote.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes. For the purpose of this discussion, unless the context requires another meaning, the terms: “Deep Well,” “Company,” “we,” “us” and “our” refer to Deep Well Oil & Gas, Inc. and its subsidiaries. This discussion includes forward-looking statements that reflect our current views with respect to future events and financial performance that involve risks and uncertainties. Our actual results, performance or achievements could differ materially from those anticipated in the forward-looking statements as a result of certain factors including risks discussed in Management’s Discussion and Analysis of Financial Condition or Results of Operations – “Forward-Looking Statements” below and elsewhere in this report, and under the heading “Risk Factors” and “Environmental Laws and Regulations” disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010, filed with the Securities and Exchange Commission on December 27, 2010.

Our consolidated financial statements and information are reported in U.S. dollars and are prepared based upon United States generally accepted accounting principles (“US GAAP”).

General Overview

Deep Well Oil and Gas, Inc. along with the subsidiaries through which it conducts business, is an emerging independent junior oil and gas exploration and development company headquartered in Edmonton, Alberta, Canada. Our immediate corporate focus is to develop the existing land base that we presently control in the Peace River Oil Sands area in Alberta, Canada. Our principal office is located at Suite 700, 10150 - 100 Street, Edmonton, Alberta, Canada T5J 0P6, our telephone number is (780) 409-8144, and our fax number is (780) 409-8146. Deep Well Oil & Gas, Inc. is a Nevada corporation and trades on the OTCQB marketplace under the symbol DWOG. We maintain a website at www.deepwelloil.com.

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

Results of Operations for the Six Months Ended March 31, 2011

We are an exploration stage company and as such do not have commercial production on any of our properties and, accordingly, we currently do not generate cash from operations. Since the inception of our current business plan, our operations have consisted primarily of various exploration and start-up activities relating to our properties, which included acquiring lease holdings by acquisitions and public offerings, seeking investors, locating joint venture partners, acquiring and analyzing seismic data, engaging various firms to comply with leasehold conditions and environmental regulations as well as project management, and developing our long term business strategies. For the six months ended March 31, 2011, and for the comparable period in the prior year, we generated no revenues from operations.

	Six Months Ended	Six Months Ended	September 10, 2003
	March 31, 2011	March 31, 2010	to March 31, 2011
Revenue	$–	$–	$–

Expenses
General and Administrative	$670,000	$550,774	$12,108,780
Depreciation and Accretion	82,278	108,581	462,184

Net Loss from Operations	(752,278)	(659,355)	(12,570,964)

Other Income and Expenses
Rental and Other Income	1,720	4,793	19,953
Interest Income	1,090	4,340	207,162
Interest Expense	–	–	(208,580)
Forgiveness of Loan Payable	–	–	287,406
Settlement of Debt	–	–	24,866
Loss on Disposal of Asset	(188)	–	(698)

Net Loss and Comprehensive Loss	$(749,656)	$(650,222)	$(12,240,855)

Our net loss and comprehensive loss for the six months ended March 31, 2011 was $749,656 compared to a net loss and comprehensive loss of $650,222 for the six months ended March 31, 2010. This difference was primarily due to an increase of $119,226 in general and administrative expenses due to an increase of $115,762 in share-based compensation expense as a result of the issuance of stock options granted to our directors. On March 23, 2011, we granted each of our director’s options to purchase 450,000 shares of common stock at an exercise price of $0.14 per common share, 150,000 vesting immediately and half of the remaining options vesting on each of March 23, 2012 and March 23, 2013. Each option will expire on March 23, 2016. For further information, see Note 11 in the Consolidated Financial Statements as reported in this quarterly report on Form 10-Q for the period ending March 31, 2011.

For the six months ended March 31, 2011, our depreciation and accretion expense decreased by $26,303 from the comparable period ending March 31, 2010, which was primarily due to a decrease in depreciation expense on the value of our assets. No significant asset purchases were made in the six months ended March 31, 2011 and there was no significant change for accretion expense for the six months ended March 31, 2011.

For the six months ended March 31, 2011, interest income decreased by $3,250 from the comparable period ending March 31, 2010, which was primarily due to not receiving interest from term deposits we had in the prior comparable period and interest owed to us on goods and services tax credits held by Canada Revenue Agency. Our rental and other income for the six months ended March 31, 2011 decreased by $3,073 from the comparable period ending March 31, 2010, due to a decrease on income earned from the rental of our roads located on our oil sands leases.

Operations

Deep Well, through its subsidiaries Northern Alberta Oil Ltd. (“Northern”) and Deep Well Oil & Gas (Alberta) Ltd., currently has an 80% working interest in 56 contiguous sections of oil sands leases, and a 40% working interest in an additional 12 contiguous sections of oil sands leases in the Peace River oil sands area of Alberta, Canada. Our oil sands leases cover 43,015 gross acres (17,408 gross hectares) of land.

Previously, we successfully completed a drilling program and drilled 6 vertical wells. In addition, we have an interest in 3 horizontal wells, which were previously drilled by our former farmout partner, and an interest in two wells that we acquired. Since then we have been evaluating the options for production available to us to determine the preferable course of action. Drilling on 80% owned lands has opened new avenues for testing and further development of the Sawn Lake project. The focus of our Company’s drilling program is to define the heavy oil reservoir to establish reserves and to determine the best technology under which oil can be produced from the Sawn Lake project in order to initiate production and generate cash flow.

In September 2009, we submitted an application to the Alberta Energy Resources Conservation Board (“ERCB”) for a commercial bitumen recovery scheme to evaluate the 12-14-092-13W5 well for potential development using Cyclic Steam Stimulation (“CSS”) and later added the 6-22-092-13W5 well to the application. On October 14, 2010, this application was approved by the ERCB to conduct one CSS production test on one of the wells to evaluate the oil sands resource using this secondary recovery technology. The CSS process involves steam injection into a well for a period of up to 30 days, potentially a “soaking” period, followed by production of heavy oil for up to 50 days or more. This CSS production test is not only for the production of heavy oil from the Bluesky zone of the Sawn Lake project but it will also aid in quantifying our oil reserves.

In July 2010, Chapman Petroleum Engineering Ltd. performed an independent technical evaluation of the heavy oil properties on some of our Sawn Lake properties. The report confirmed the suitability for thermal recovery methods. In addition, Chapman Petroleum Engineering Ltd. identified a new hydrocarbon bearing zone up-hole from the Bluesky zone presently being concentrated on by our Company. This secondary heavy oil zone is in the Peace River formation. It is a clastic unit of lower cretaceous age found at a shallower depth than the Bluesky zone. It is approximately 35 meters thick and is a massive, very fine to medium grain sandstone conformably deposited on the Harmon Shale. We intend to continue the development of the Bluesky reservoir and at the same time we intend to evaluate this newly discovered reservoir by coring future wells within this zone.

On November 9, 2010, we completed two private placement financings for aggregate cash proceeds of $2,050,000. We intend to use the majority of the net proceeds from these private placements to conduct engineering, construction and other operations for its recently approved CSS production test.

We have appointed Pioneer Land and Environmental to proceed with the environmental studies mandated by Alberta regulations before we can embark on a five to seven well production pilot project as an interim step toward full scale commercial production. Our geological studies lead us to conclude that our working interest can support full commercial production. We are fully committed to best practices in environmental stewardship to assure sustainable development of our in-situ heavy oil holdings.

Liquidity and Capital Resources

As of March 31, 2011, our total assets were $15,456,993 compared to $13,923,747 on September 30, 2010. The increase in our total assets was primarily due to cash received from the November 9, 2010 private placements of our common stock. Our total liabilities as of March 31, 2011 were $586,350 compared to $564,410 on September 30, 2010.

Our working capital (current liabilities subtracted from current assets) is as follows:

	Six Months Ended	Year Ending
	March 31,2011	September 30, 2010

Current Assets	$1,506,837	$386,018
Current Liabilities	168,679	177,476
Working Capital	$1,338,158	$208,542

As of March 31, 2011, our working capital was $1,338,158. The increase in our working capital from our September 30, 2010 year-end was primarily due to the cash received from the November 9, 2010 private placements of our common stock. Currently we have no long-term debt.

As reported on our Consolidated Statement of Cash Flows under “Financing Activities”, on November 9, 2010 we completed two private placements to two investors of an aggregate of 29,285,713 units (“Units”) at a price of $0.07 per Unit, for total cash proceeds of $2,050,000 (including a deposit received prior to September 30, 2010 of $48,555). Each Unit is comprised of one common share and one common share purchase warrant. Each warrant entitles the holder to purchase one common share at a price of $0.105 per share for a period of three years from the date of closing, provided that if the closing price of our common shares on the principal market on which our shares trade is equal to or exceeds $1.00 for thirty consecutive trading days, the warrant term will automatically accelerate to the date that is thirty calendar days following the date that written notice has been given to the warrant holder. The units were issued pursuant to Regulation S under the Securities Act of 1933, as amended. No commission or finders fees were payable in connection to these private placements. We intend to use the majority of the net proceeds from the private placements to conduct engineering, construction and other operations for our recently approved CSS production test. We did not raise any funds during the comparable period ended March 31, 2010.

As reported on our Consolidated Statement of Cash Flows under “Operating Activities”, we had a decrease of $359,031 in net changes in non-cash working capital for the six months ended March 31, 2011 from the comparable period ended March 31, 2010, which was primarily due to $193,594 being written-off to bad debt. This write-off was money owed to us by one of our joint venture co-owners and we are continuing to pursue our remedies to collect the money owed to us. Accounts receivable for the six months ended March 31, 2011 also decreased from the comparable period ended March 31, 2010 due to payments received from our joint venture co-owners for joint operations. Also for the six months ended March 31, 2011, we reported an increase of $210,962 in share- based compensation expense as a result of the issuance of stock options granted to our directors and shares issued to a new director as an incentive to join our Board and shares to a contractor as compensation for services provided to our Company. For the six months ended March 31, 2011, our depreciation and accretion expense decreased by $26,303 from the comparable period ended March 31, 2010, which was primarily due to a decrease in depreciation expense on the value of our assets. No significant asset purchases were made in the six months ended March 31, 2011 and no significant change incurred for accretion expense.

As reported on our Consolidated Statement of Cash Flows, cash used in investing activities for the six months ended March 31, 2011 increased by $185,698 from the comparable period ended March 31, 2010, which was primarily due to an increase on investment in oil and gas properties from cash used to pay for engineering fees to evaluate our properties. We also recorded $15,678 in interest from long term investments, which are held in trust by the ERCB, compared to $8,811 in interest received from long term investments for the comparable period ended March 31, 2010. These investments are required by the ERCB to ensure there are sufficient future cash flows to meet the expected future asset retirement obligations, and are restricted for this purpose.

Our cash and cash equivalents for the period ended March 31, 2011, was $1,231,486. Since March 10, 2005, we have financed our business operations through a loan, fees derived from the farmout of some of our lands, private offerings of our common stock, and the sale of common stock upon the exercise of certain warrants, realizing gross proceeds of approximately $21.6 million in cash. In our offerings, we sold units comprised of common stock and warrants to purchase additional common stock, and as a result of these offerings, we currently have an aggregate of 57,462,810 warrants outstanding with exercise prices ranging from $0.105 to $1.20. These warrants expiration dates range from August 14, 2011 to November 9, 2013. If all of these warrants are exercised we may realize aggregate cash proceeds of approximately $22.9 million. However, the warrant holders have complete discretion as to when or if the warrants are exercised before they expire and we cannot guarantee that the warrant holders will exercise any of the warrants.

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

Forward-Looking Statement

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

Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors, which may cause the actual results to differ materially from the anticipated future results expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those set forward in the forward-looking statements include, but are not limited to:

•	changes in general business or economic conditions;
•	changes in legislation or regulation that affect our business;
•	our ability to obtain necessary regulatory approvals and permits;
•	our ability to receive approvals from the ERCB for additional tests to further evaluate the wells on our lands;
•	opposition to our regulatory requests by various third parties;
•	actions of aboriginals, environmental activists and other industrial disturbances;
•	the costs of environmental reclamation of our lands;
•	availability of labor or materials or increases in their costs;
•	the availability of sufficient capital to finance our business plans on terms satisfactory to us;
•	adverse weather conditions and natural disasters;
•	risks associated with increased insurance costs or unavailability of adequate coverage;
•	volatility of oil and natural gas prices;
•	competition;
•	changes in labor, equipment and capital costs;
•	future acquisitions or strategic partnerships;
•	the risks and costs inherent in litigation;
•	imprecision in estimates of reserves, resources and recoverable quantities of oil and natural gas;
•	product supply and demand;
•	fluctuations in currency and interest rates; and
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

Disclosure Controls and Procedures

As of the end of our fiscal quarter ended March 31, 2011, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934) was carried out under the supervision and with the participation of our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that as of the end of that quarter, our disclosure controls and procedures were not completely effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended March 31, 2011, there were no changes in our internal control over financial reporting that would have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

DEEP WELL OIL & GAS, INC.

By	/s/ Horst A. Schmid
Dr. Horst A. Schmid
Chief Executive Officer and President
(Principal Executive Officer)

Date	May 18, 2011

By	/s/ Curtis James Sparrow
Mr. Curtis James Sparrow
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date	May 18, 2011