Form 10-Q
period 2011-06-30
DEEP WELL OIL & GAS INC
filed 2011-08-12
CIK 869495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

Number of shares of common stock outstanding as of July 31, 2011: 136,739,971

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
Consolidated Balance Sheets
June 30, 2011 and September 30, 2010

	June 30,	September 30,
	2011	2010
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$1,030,800	$103,550
Accounts receivable	211,562	195,751
Prepaid expenses	54,080	86,717

Total Current Assets	1,296,442	386,018

Long Term Investments (Note 6)	266,429	247,473
Oil and gas properties (Note 3)	13,202,852	12,726,396
Property & equipment net of depreciation (Note 5)	461,153	563,860

TOTAL ASSETS	$15,226,876	$13,923,747

LIABILITIES
Current Liabilities
Accounts payable	$2,665	$42,147
Accounts payable – related parties (Note 7)	182,143	86,774
Deposits on stock subscription (Note 8)	–	48,555

Total Current Liabilities	184,808	177,476

Asset retirement obligations (Note 9)	424,781	386,934

TOTAL LIABILITIES	609,589	564,410

SHAREHOLDERS’ EQUITY
Common Stock: (Note 10)
Authorized: 300,000,000 shares at $0.001 par value
Issued and outstanding: 136,739,971 shares
(September 30, 2010 – 106,774,258 shares) (Note 10)	136,739	106,773
Additional paid in capital	27,020,674	24,743,763
Deficit accumulated during exploration stage	(12,540,126)	(11,491,199)

Total Shareholders’ Equity	14,617,287	13,359,337

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$15,226,876	$13,923,747

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
(Unaudited)
Consolidated Statements of Operations and Comprehensive Loss
For the Three and Nine Months Ended June 30, 2011, and 2010 and the Period from September 10, 2003 (Inception of Exploration Stage) to June 30, 2011

	Three Months	Three Months	Nine Months	Nine Months	September 10,
	Ended	Ended	Ended	Ended	2003 to June 30,
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	2011

Revenue	$–	$–	$–	$–	$–

Expenses
General and Administrative	264,029	299,311	934,029	850,085	12,372,808
Depreciation and accretion	41,381	54,319	123,659	162,900	503,566

Net loss from operations	(305,410)	(353,630)	(1,057,688)	(1,012,985)	(12,876,374)

Other income and expenses
Rental and other income	4,650	(4,634)	6,370	159	24,603
Interest income	1,489	97	2,579	4,437	208,651
Interest expense	–	–	–	–	(208,580)
Forgiveness of loan payable	–	–	–	–	287,406
Settlement of debt	–	–	–	–	24,866
Loss on disposal of assets	–	–	(188)	–	(698)

Net loss and comprehensive loss	$(299,271)	$(358,167)	$(1,048,927)	$(1,008,389)	$(12,540,126)

Net loss per common share
Basic and Diluted	$0.00	$0.00	$(0.01)	$(0.01)

Weighted Average Outstanding
Shares (in thousands)
Basic and Diluted	136,740	106,774	136,303	106,774

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
(Unaudited)
Consolidated Statements of Cash Flows
For the Nine Months Ended June 30, 2011 and 2010 and the Period from September 10, 2003 (Inception of Exploration Stage) to June 30, 2011

	Nine Months	Nine Months	September 10,
	Ended June 30,	Ended June 30,	2003 to
	2011	2010	June 30, 2011
Cash Provided by (Used in):

Operating Activities
Net loss	$(1,048,927)	$(1,008,389)	$(12,540,126)
Items not affecting cash:
Share based compensation	256,876	–	1,180,018
Bad debts	–	–	352,194
Depreciation and accretion	123,659	162,900	503,566
Forgiveness of loan payable	–	–	(287,406)
Settlement of lawsuit	–	–	435,550
Commissions withheld from loans proceeds	–	–	121,000
Loss on disposal of assets	188	–	698
Net changes in non-cash working capital (Note 12)	72,713	611,745	(436,457)

	(595,491)	(233,744)	(10,670,963)
Investing Activities
Purchase of property and equipment	(3,254)	(6,362)	(903,609)
Investment in oil and gas properties	(456,494)	(315,771)	(8,597,175)
Long term investments	(18,956)	(162,773)	(266,429)
Cash from acquisition of subsidiary	–	–	11,141
Return of costs from farmout agreement	–	–	961,426

	(478,704)	(484,906)	(8,794,646)
Financing Activities
Loan payable	–	–	275,852
Loan advance – related parties	–	–	(811,746)
Note payable repayment	–	–	(111,306)
Debenture repayment	–	–	(1,004,890)
Deposit on stock subscription	–	–	48,555
Proceeds from issuance of common stock	2,001,445	–	21,220,944
Proceeds from debenture net of commissions	–	–	879,000

	2,001,445	–	20,496,409

Increase (decrease) in cash and cash equivalents	927,250	(718,650)	1,030,800

Cash and cash equivalents, beginning of period	103,550	945,835	–

Cash and cash equivalents, end of period	$1,030,800	$227,185	$1,030,800

Supplemental Cash Flow Information:
Cash paid for Interest	$–	$–

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
(Unaudited)
Notes to the Consolidated Financial Statements
June 30, 2011

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation expense is computed using the declining balance method over the estimated useful life of the asset. Only half of the depreciation rate is taken in the year of acquisition. The following is a summary of the depreciation rates used in computing depreciation expense.

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

Asset Retirement Obligations

The Company accounts for asset retirement obligations by recording the estimated future cost of the Company’s plugging and abandonment obligations. The asset retirement obligation is recorded when there is a legal obligation associated with the retirement of a tangible long-lived asset and the fair value of the liability can reasonably be estimated. Upon initial recognition of an asset retirement obligation, the Company increases the carrying amount of the long-lived asset by the same amount as the liability. Over time, the liabilities are accreted for the change in their present value through charges to oil and gas production and well operations costs. The initial capitalized costs are depleted over the useful lives of the related assets through charges to depreciation, depletion, and amortization. If the fair value of the estimated asset retirement obligation changes, an adjustment is recorded to both the asset retirement obligation and the asset retirement cost. Revisions in estimated liabilities can result from revisions of estimated inflation rates, escalating retirement costs, and changes in the estimated timing of settling asset retirement obligations. As at June 30, 2011, asset retirement obligations amount to $424,781. The Company has posted bonds, where required, with the Government of Alberta based on the amount the government estimates the costs of abandonment and reclamation to be.

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

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless, the exercise becomes antidilutive and then the basic and diluted per share amounts are the same.

Financial Instruments

Fair Values

Financial instruments include cash and cash equivalents, accounts receivable, long term investments, investment in equity securities, accounts payable, accounts payable – related parties and asset retirement obligations. The fair value of these financial instruments approximates their carrying value because of the short-term maturity of these items unless otherwise noted. The fair value of the investment in equity securities cannot be determined as the market value is not readily obtainable. The equity securities are reported using the cost method.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

3.	Oil and Gas Properties

The Company has acquired interests in certain oil sands properties located in North Central Alberta, Canada. The terms include certain commitments related to oil sands properties that require the payments of rents as long as the leases are non-producing. As of June 30, 2011, Northern’s net payments due in Canadian dollars under this commitment are as follows:

2011	$11,290
2012	$45,158
2013	$45,158
2014	$45,158
2015	$45,158
2016	$45,158
Subsequent	$134,042

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

The Company plans to meet the second of these conditions. As at June 30, 2011, the company has an interest in ten wells, which can be counted towards this obligation.

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

This consists of comparing the carrying value of the asset with the asset’s expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions. Proven oil and gas properties are reviewed for impairment on a field-by-field basis. No impairment losses were recognized for the period ended June 30, 2011 (September 30, 2010 - $nil).

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

There was $456,494 of an additional investment made to our oil and gas properties in the nine months ended June 30, 2011.

4.	Investment in Equity Securities

On February 25, 2005, the company acquired an interest in Signet Energy Inc. (formerly Surge Global Energy, Inc.) as a result of a Farmout Agreement.

As of November 19, 2008, the Company converted its Signet shares, into 2,241,558 shares of Andora, which represents an equity interest in Andora of approximately 3.9% as of December 31, 2010. These shares are carried at a nominal value using the cost method and their value is included under oil and gas properties on our balance sheet.

5.	Property and Equipment

	June 30, 2011
		Accumulated	Net Book
	Cost	Depreciation	Value
Computer equipment	$30,655	$27,273	$3,382
Office furniture and equipment	33,198	17,200	15,998
Software	5,826	5,826	–
Leasehold improvements	4,935	2,111	2,824
Portable work camp	170,580	91,920	78,660
Vehicles	38,077	20,518	17,559
Oilfield equipment	154,713	59,056	95,657
Road mats	364,614	196,481	168,133
Wellhead	3,254	305	2,949
Tanks	96,085	20,094	75,991
	$901,937	$440,784	$461,153

	September 30, 2010
		Accumulated	Net Book
	Cost	Depreciation	Value
Computer Equipment	$31,460	$25,607	$5,853
Office furniture and equipment	33,476	14,580	18,896
Software	5,826	5,826	–
Leasehold improvements	4,935	1,612	3,323
Portable work camp	170,580	69,085	101,495
Vehicles	38,077	15,421	22,656
Oilfield equipment	154,713	42,175	112,538
Road Mats	364,614	147,669	216,945
Tanks	96,085	13,931	82,154
	$899,766	$335,906	$563,860

There was $105,773 of depreciation expense for the period ended June 30, 2011 (September 30, 2010 - $195,261).

6.	Long Term Investments

Long term investments consist of cash held in trust by the Energy Resources Conservation Board (“ERCB”) which bears interest at a rate of prime minus 0.375% and has no stated date of maturity. These investments are required by the ERCB to ensure there are sufficient future cash flows to meet the expected future asset retirement obligations and are restricted for this purpose.

7.	Significant Transactions With Related Parties

Accounts payable – related parties was $182,143 of June 30, 2011 (September 30, 2010 - $86,774) for fees payable to corporations owned by directors. This amount is unsecured, non-interest bearing, and has no fixed terms of repayment.

As of June 30, 2011, officers, directors, their families, and their controlled entities have acquired 52.38% of the Company’s outstanding common capital stock. This percentage does not include unexercised warrants or stock options.

The company made payments totalling $163,024 to two related parties for professional fees and consulting services during the period ended June 30, 2011 (June 30, 2010 - $196,804).

8.	Deposits of Stock Subscription

The Company received no amounts for the period ended June 30, 2011 (September 30, 2010 - $48,555) in deposits for stock, for which the Company received subsequent subscription agreements.

9.	Asset Retirement Obligations

The total future asset retirement obligation is estimated by management based on the Company’s net working interests in all wells and facilities, estimated costs to reclaim and abandon wells and facilities and the estimated timing of the costs to be incurred in future periods. At June 30, 2011, the Company estimates the undiscounted cash flows related to asset retirement obligation to total approximately $694,019 (September 30, 2010 - $531,055). The fair value of the liability at June 30, 2011 is estimated to be $424,781 (September 30, 2010 - $386,934) using a risk free rate of 3.74% and an inflation rate of 2%. The actual costs to settle the obligation are expected to occur in approximately 35 years.

Changes to the asset retirement obligation were as follows:

	June 30, 2011	September 30, 2010

Balance, beginning of year	$386,934	$358,235
Liabilities incurred	–	–
Effect of foreign exchange	26,257	14,749
Accretion expense	11,590	13,950
Balance, end of year	$424,781	$386,934

10.	Common Stock

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

On March 23, 2011, the Board approved the issuance of 500,000 restricted common shares valued at $70,000 to be issued to a new director as an incentive to join our Board. Also, on March 23, 2011, the Board approved issuance of 180,000 restricted common shares valued at $25,200 to be issued on April 1, 2011 to a contractor as compensation for services provided to us during the period from April 1, 2010 to March 31, 2011. These transactions have been recorded on our Balance Sheets under Shareholders’ Equity at the fair value of the common shares issued.

There were 57,462,810 warrants outstanding as of June 30, 2011, (September 30, 2010 - 28,177,097) which were valued at $4,687,992 (September 30, 2010 - $3,924,459) as of June 30, 2011.

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

For the period ended June 30, 2011, the Company recorded share based compensation expense related to stock options in the amount of $161,676 (September 30, 2010 - $nil) as 2,700,000 of new stock options have been issued. No options were exercised during the period ended June 30, 2011, therefore, the intrinsic value of the options exercised during the period ended June 30, 2011 is nil. As of June 30, 2011, there was remaining unrecognized compensation cost of $172,020 related to the non-vested portion of unit option awards. Compensation expense is based upon straight-line depreciation of the grant-date fair value over the vesting period of the underlying unit option.

	Shares Underlying Options Outstanding			Shares Underlying Options Exercisable
Range of Exercise Prices	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price

$0.47 at June 30, 2011	240,000	0.97	$0.47	240,000	$0.47
$0.14 at June 30, 2011	2,736,000	4.68	0.14	2,736,000	0.14
$0.71 at June 30, 2011	375,000	0.32	0.71	375,000	0.71

	3,351,000	3.93	$0.23	1,551,000	$0.23

The aggregate intrinsic value of exercisable options as of June 30, 2011, was $nil (September 30, 2010 - $nil).

The following is a summary of stock option activity as at June 30, 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Market Value

Balance, September 30, 2010	3,378,500	$0.69	$0.27
Options forfeited November 28, 2010	(2,727,500)	0.71	0.27
Options issued March 23, 2011	2,700,000	0.14	0.12

Balance, June 30, 2011	3,351,000	$0.23	$0.15

Exercisable, June 30, 2011	3,351,000	$0.23	$0.15

The following table summarizes the activity of the Company’s non-vested stock options since September 30, 2009:

	Non-Vested Options
	Number of Shares	Weighted Average Exercise Price

Non-vested at September 30, 2010 and 2009	–	$–
Options issued March 23, 2011	2,700,000	0.14
Options vested at June 30, 2011	(900,000)	0.14
Non-vested at June 30, 2011	1,800,000	$0.14

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

12.	Changes in Non-Cash Working Capital

	Nine Months	Nine Months
	Ended June 30, 2011	Ended June 30, 2010

Accounts receivable	$(15,811)	$609,650
Prepaid expenses	32,637	(2,751)
Accounts payable	55,887	4,846

	$72,713	$611,745

13.	Commitments

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

2011	$24,460
2012	$73,380
2013	$47,647
2014	$10,625

14.	Legal Actions

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

This lawsuit has been stayed pending the outcome of the other litigation by the Plaintiff against some of the above Defendants other than Deep Well and Northern. The Company believes the claims are without merit and will vigorously defend against them. As at June 30, 2011, no contingent liability has been recorded, as the Company believes that a successful outcome for the Plaintiff is remote.

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

Deep Well plans to vigorously defend itself against the Plaintiff's claims. As at June 30, 2011, no contingent liability has been recorded, as the Company believes that a successful outcome for the Plaintiff is remote.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes. For the purpose of this discussion, unless the context requires another meaning, the terms “Deep Well,” “Company,” “we,” “us” and “our” refer to Deep Well Oil & Gas, Inc. and its subsidiaries. This discussion includes forward-looking statements that reflect our current views with respect to future events and financial performance that involve risks and uncertainties. Our actual results, performance or achievements could differ materially from those anticipated in the forward-looking statements as a result of certain factors including risks discussed in Management’s Discussion and Analysis of Financial Condition or Results of Operations – “Forward-Looking Statements” below and elsewhere in this report, and under the headings “Risk Factors” and “Environmental Laws and Regulations” in our annual report on Form 10-K for the fiscal year ended September 30, 2010, filed with the Securities and Exchange Commission on December 27, 2010.

Our consolidated financial statements and information are reported in U.S. dollars and are prepared based upon United States generally accepted accounting principles (“US GAAP”).

General Overview

Deep Well Oil and Gas, Inc., along with the subsidiaries through which it conducts business, is an emerging independent junior oil and gas exploration and development company headquartered in Edmonton, Alberta, Canada. Our immediate corporate focus is to develop the existing land base that we presently control in the Peace River Oil Sands area in Alberta, Canada. Our principal office is located at Suite 700, 10150 - 100 Street, Edmonton, Alberta, Canada T5J 0P6, our telephone number is (780) 409-8144, and our fax number is (780) 409-8146. Deep Well Oil & Gas, Inc. is a Nevada corporation and trades on the OTCQB marketplace under the symbol DWOG. We maintain a website at www.deepwelloil.com.

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

Results of Operations for the Three and Nine Months Ended June 30, 2011

We are an exploration stage company and as such do not have commercial production at any of our properties and, accordingly, we currently do not generate cash from operations. Since the inception of our current business plan, our operations have consisted primarily of various exploration and start-up activities relating to our properties, which included acquiring lease holdings by acquisitions and public offerings, seeking investors, locating joint venture partners, acquiring and analyzing seismic data, engaging various firms to comply with leasehold conditions and environmental regulations as well as project management, and developing our long term business strategies. For the nine months ended June 30, 2011, and for the comparable period in the prior year, we generated no revenues from operations.

	Three Months	Three Months	Nine Months	Nine Months	September 10,
	Ended	Ended	Ended	Ended	2003 to June 30,
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	2011

Revenue	$–	$–	$–	$–	$–

Expenses
General and administrative	264,029	299,311	934,029	850,085	12,372,808
Depreciation and accretion	41,381	54,319	123,659	162,900	503,566

Net loss from operations	(305,410)	(353,630)	(1,057,688)	(1,012,985)	(12,876,374)

Other income and expenses
Rental and other income	4,650	(4,634)	6,370	159	24,603
Interest income	1,489	97	2,579	4,437	208,651
Interest expense	–	–	–	–	(208,580)
Forgiveness of loan payable	–	–	–	–	287,406
Settlement of debt	–	–	–	–	24,866
Loss on disposal of assets	–	–	(188)	–	(698)

Net loss and comprehensive loss	$(299,271)	$(358,167)	$(1,048,927)	$(1,008,389)	$(12,540,126)

Our net loss from operations for the three months ended June 30, 2011, decreased by $48,220 compared to the three month period ended June 30, 2010 and our net loss and comprehensive loss from operations for the three months ended June 30, 2011, decreased by $58,896 compared to the three month period ended June 30, 2010. This difference was primarily due to a decrease of $35,282 in general and administrative expenses, which declined primarily as a result of a decline in legal fees. For the three months ended June 30, 2011, our depreciation and accretion expense decreased by $12,938 from the comparable period ending June 30, 2010, due to a decrease in depreciation on our assets.

Our net loss from operations for the nine months ended June 30, 2011, increased by $44,703 compared to the nine month period ended June 30, 2010 and our net loss and comprehensive loss from operations for the nine months ended June 30, 2011, increased by $40,538 compared to the nine month period ended June 30, 2010. This difference was primarily due to an $83,944 increase in general and administrative expenses primarily as a result of an increase in share-based compensation expense related to stock options which were granted to our directors in our second quarter of 2011. On March 23, 2011, we granted each of our directors’ options to purchase 450,000 shares of common stock at an exercise price of $0.14 per common share, 150,000 vesting immediately and half of the remaining options vesting on each of March 23, 2012 and March 23, 2013. Each option will expire on March 23, 2016. For further information, see Note 11 in our consolidated financial statements included in this quarterly report on Form 10-Q for the period ending June 30, 2011. Also, for the nine months ended June 30, 2011, our depreciation and accretion expense decreased by $39,241 from the comparable period ending June 30, 2010, which was primarily due to a decrease in depreciation on our assets. No significant asset purchases were made in the nine months ended June 30, 2011 and there was no significant change in accretion expense for the nine months ended June 30, 2011.

For the three months ended June 30, 2011, we recorded $4,650 in rental and other income, which was income earned from the rental of roads located on our oil sands leases. In the comparable three months ended June 30, 2010, we issued credit memos to other operators for previously invoiced road use rental agreements, which were subsequently canceled.

For the nine months ended June 30, 2011, rental and other income increased by $6,211 from the comparable period ending June 30, 2010, which was due to an increase in income earned from the rental of roads located on our oil sands leases.

For the three months ended June 30, 2011, interest income increased by $1,392 from the comparable period ending June 30, 2010, which was primarily due to interest received on term deposits.

For the nine months ended June 30, 2011, interest income decreased by $1,858 from the comparable period ending June 30, 2010, which was primarily due to not receiving interest from term deposits we had in the prior comparable period and interest owed to us on goods and services tax credits held by Canada Revenue Agency.

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

Previously, we successfully completed a drilling program and drilled six vertical wells. In addition, we have an interest in three horizontal wells, which were previously drilled by our former farmout partner and an interest in two wells that we acquired. Since then we have been evaluating the options for production available to us to determine the preferable course of action. Drilling on 80% owned lands has opened new avenues for testing and further development of the Sawn Lake project. The focus of our drilling program is to define the heavy oil reservoir to establish reserves and to determine the best technology under which oil can be produced from the Sawn Lake project in order to initiate production and generate cash flow.

In September 2009, we submitted an application to the Alberta Energy Resources Conservation Board (“ERCB”) for a commercial bitumen recovery scheme to evaluate the 12-14-092-13W5 well for potential development using Cyclic Steam Stimulation (“CSS”), and later added the 6-22-092-13W5 well to the application. On October 14, 2010, this application was approved by the ERCB to conduct one CSS production test on one of the wells to evaluate the oil sands resource using this secondary recovery technology. The CSS process involves steam injection into a well for a period of up to 30 days, potentially a “soaking” period, followed by production of heavy oil for up to 50 days or more. This CSS production test is not only for the production of heavy oil from the Bluesky zone, but will also aid in quantifying oil reserves of our Sawn Lake project.

In July 2010, Chapman Petroleum Engineering Ltd. performed an independent technical evaluation of the heavy oil properties on some of our Sawn Lake properties. The report confirmed the suitability of the properties for employing thermal recovery methods on them. In addition, Chapman Petroleum Engineering Ltd. identified a new hydrocarbon bearing zone up-hole from the Bluesky zone presently being concentrated on by our Company. This secondary heavy oil zone is in the Peace River formation. It is a clastic unit of lower cretaceous age found at a shallower depth than the Bluesky zone. It is approximately 35 meters thick and is a massive, very fine to medium grain sandstone conformably deposited on the Harmon Shale. We intend to continue the development of the Bluesky reservoir and at the same time we intend to evaluate this newly discovered reservoir by coring future wells within this zone.

On November 9, 2010, we completed two private placement financings for aggregate gross cash proceeds of $2,050,000. We intend to use the majority of these proceeds from these private placements to conduct engineering, construction and other operations for our recently approved CSS production test.

We have engaged environmental consultants to proceed with the environmental studies mandated by Alberta regulations before we can embark on a five to seven well production pilot project as an interim step toward full-scale commercial production. Our geological studies lead us to conclude that our working interest can support full commercial production. We are committed to employing best practices in environmental stewardship to assure sustainable development of our in-situ heavy oil holdings.

Liquidity and Capital Resources

As of June 30, 2011, our total assets were $15,226,876, compared to $13,923,747 for the year ended September 30, 2010. The increase in our total assets was due to cash received from the November 9, 2010 private placements of our common stock. Our total liabilities as of June 30, 2011 were $609,589, compared to $564,410 for the year ended September 30, 2010.

Our working capital (current liabilities subtracted from current assets) is as follows.

	As of	Year Ending
	June 30, 2011	September 30, 2010

Current Assets	$1,296,442	386,018
Current Liabilities	184,808	177,476
Working Capital	$1,111,634	208,542

As of June 30, 2011, our working capital was $1,111,634. The increase in our working capital from our September 30, 2010 year-end was primarily due to the cash received from the November 9, 2010 private placements of our common stock. Currently we have no long-term debt.

As reported on our Consolidated Statement of Cash Flows under “Operating Activities”, we had a decrease of $539,032 in net changes in non-cash working capital for the nine months ended June 30, 2011 from the comparable period ended June 30, 2010, which was due to a decrease in accounts receivable from a decline in operations, of which $195,099 was written-off to bad debt. This write-off was money owed to us by one of our joint venture co-owners and we are pursuing remedies to collect the money owed to us. Also for the nine months ended June 30, 2011, we reported an increase of $256,876 in share-based compensation as a result of the issuance of stock options granted to our directors, shares issued to a new director as an incentive to join our Board, and shares issued to a contractor as compensation for services provided to our Company. For the nine months ended June 30, 2011, our depreciation and accretion expense decreased by $39,241 from the comparable period ended June 30, 2010, which was primarily due to a decrease in depreciation expense of our assets. No significant asset purchases were made in the nine months ended June 30, 2011 and no significant change incurred for accretion expense.

As reported on our Consolidated Statement of Cash Flows under “Investing Activities”, we had a decrease of $143,817 in our long term investments for the nine months ending June 30, 2011 from the comparable period ending June 30, 2010, which was due to a decrease in the amount of money required to be deposited with the ERCB to be held in trust for each of our wells. These investments are required by the ERCB to ensure there are sufficient future cash flows to meet the expected future asset retirement obligations, and are restricted to this purpose. Also, for the nine months ending June 30, 2011, we reported an increase of $140,723 on investment in oil and gas properties from the comparable nine month period ending June 30, 2010, which was primarily due to cash used to pay for startup costs related to our CSS production test and engineering fees to evaluate our properties.

As reported on our Consolidated Statement of Cash Flows under “Financing Activities”, we recorded an increase of $2,001,445 from proceeds from issuance of common stock for the nine months ended 2011. These cash proceeds were from two private placements we completed on November 9, 2010 to two investors for an aggregate of 29,285,713 common shares at a price of $0.07 per common share, for total cash proceeds of $2,050,000 of which we received a $48,555 deposit prior to our September 30, 2010 year end and therefore the deposit was not recorded in the nine months ended June 30, 2011. We did not raise any funds during the comparable period ended June 30, 2010.

Our cash and cash equivalents for the period ended June 30, 2011, was $1,030,800 compared to $227,185 for the comparable period ended June 30, 2010. Since March 10, 2005, we have financed our business operations through a loan, fees derived from the farmout of some of our lands, private offerings of our common stock and other securities, and the sale of common stock upon the exercise of certain warrants, realizing gross proceeds of approximately $21.6 million in cash. In some of these offerings, we sold units comprised of common stock and warrants to purchase additional common stock, and as a result of these offerings, we currently have an aggregate of 57,462,810 warrants outstanding with exercise prices ranging from $0.105 to $1.20 per share. These warrants have expiration dates, which range from August 14, 2011 to November 9, 2013. If all of these warrants are exercised we may realize aggregate proceeds of approximately $22.9 million. However, the warrant holders have complete discretion as to when and if the warrants are exercised before they expire and we cannot guarantee that the warrant holders will exercise any of the warrants.

For our long-term operations we anticipate that, among other alternatives, we may raise funds during the next 24 months through sales of our equity securities. We also note that if we issue more shares of our common stock, our stockholders may experience dilution in the percentage of their ownership of common stock. We may not be able to raise sufficient funding from stock sales for long-term operations and if so, we may be forced to delay our business plans until adequate funding is obtained. We believe debt financing will not be an alternative for funding our operations, as we are an exploration stage company and due to the risky nature of our business.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Forward-Looking Statement

This quarterly report on Form 10-Q, including all referenced exhibits, contains “forward-looking statements” within the meaning of the United States federal securities laws. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words "may," "believe," “intend,” "will," "anticipate," "expect," "estimate," "project," "future," “plan,” “strategy,” or “continue,” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters, often identify forward-looking statements. For these statements, Deep Well claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this quarterly report on Form 10-Q include, among others, statements with respect to:

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

Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors, which may cause the actual results to differ materially from the anticipated future results expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those set forward in the forward-looking statements include, but are not limited to:

•	changes in general business or economic conditions;
•	changes in legislation or regulation that affect our business;
•	our ability to obtain necessary regulatory approvals and permits;
•	our ability to receive approval from the ERCB for additional tests to further evaluate the wells on our lands;
•	opposition to our regulatory requests by various third parties;
•	actions of aboriginals, environmental activists and other industrial disturbances;
•	the costs of environmental reclamation of our lands;

•	availability of labor or materials or increases in their costs;
•	the availability of sufficient capital to finance our business plans on terms satisfactory to us;
•	adverse weather conditions and natural disasters;
•	risks associated with increased insurance costs or unavailability of adequate coverage;
•	volatility of oil and natural gas prices;
•	competition;
•	changes in labor, equipment and capital costs;
•	future acquisitions or strategic partnerships;
•	the risks and costs inherent in litigation;
•	imprecision in estimates of reserves, resources and recoverable quantities of oil and natural gas;
•	product supply and demand;
•	fluctuations in currency and interest rates; and
•
the additional risks and uncertainties, many of which are beyond our control, referred to elsewhere in this quarterly report on Form 10-Q, in our annual report on Form 10-K for the fiscal year ended September 30, 2010, and in our other SEC filings.

The preceding bullets outline some of the risks and uncertainties that may affect our forward-looking statements. For a full description of risks and uncertainties, see the sections entitled “Risk Factors” and “Environmental Laws and Regulations” in our annual report on Form 10-K for the fiscal year ended September 30, 2010, filed with the SEC on December 27, 2010. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. Any forward-looking statement speaks only as of the date on which it was made and, except as required by law, we disclaim any obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q, 8-K or any other SEC filing or amendments thereto should be consulted.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 under the Exchange Act and therefore we are not required to provide the information required under this item.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of our fiscal quarter ended June 30, 2011, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange of 1934) was carried out under the supervision and with the participation of our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that as of the end of that quarter, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended June 30, 2011, there were no changes in our internal control over financial reporting that would have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description
31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101	Interactive Data Files

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEEP WELL OIL & GAS, INC.

By	/s/ Horst A. Schmid
Dr. Horst A. Schmid
Chief Executive Officer and President
(Principal Executive Officer)

Date	August 12, 2011

By	/s/ Curtis Sparrow
Mr. Curtis James Sparrow
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date	August 12, 2011