Form 10-K
period 2011-09-30
DEEP WELL OIL & GAS INC
filed 2011-12-29
CIK 869495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2011

or

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐   No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes ☐   No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common equity was sold on March 31, 2011 was approximately $9.8 million.

As of November 25, 2011, the Issuer had approximately 136,739,971 shares of common stock, $0.001 par value per share outstanding.

GLOSSARY AND ABBREVIATIONS

The following are defined terms and abbreviations used herein:

API Gravity – a specific gravity scale developed by the American Petroleum Institute for measuring the density or gravity (heaviness) of petroleum liquids, expressed in degrees. The higher the number, the lighter the oil.

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

Cyclic Steam Stimulation (“CSS”) or Horizontal Cyclic Steam Stimulation (“HCSS”) – a thermal in situ recovery method, which consists of a three-stage process involving high-pressure steam injected into the formation for several weeks through vertical or horizontal wells. The heat softens the oil while the water vapor helps to dilute and separate the oil from the sand grains. The pressure also creates channels through which the oil can flow more easily to the well. When a portion of the reservoir is thoroughly saturated, the steam is turned off and the reservoir maybe left to soak for several weeks. This is followed by the production phase, when the oil flows, or is pumped, up the same wells to the surface. When production rates decline, another cycle of steam injection begins. This process is sometimes called “huff-and-puff” recovery and can be done utilizing vertical or horizontal wells.

Darcy (Darcies) – a measure of rock permeability (the degree to which natural gas and crude oil can move through the rocks).

Density – the heaviness of crude oil, indicating the proportion of large, carbon-rich molecules, generally measured in kilograms per cubic metre (kg/m3) or degrees on the American Petroleum Institute (API) scale.

Development Well – a well drilled within an area of a natural gas or oil reservoir to the depth of a stratigraphic horizon to which proven reserves have been assigned.

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

Gross Acre/Hectare – a gross acre is an acre in which a working interest is owned. 1 acre = 0.404685 hectares. 1 hectare = 2.471054 acres.

Heavy Oil – oil having an API gravity less than 22.3 degrees.

Horizontal Well – the drilling of a well that deviates from the vertical and travels horizontally through a producing layer of a reservoir.

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

Mbbl or Mbbls – means one thousand barrels or thousands of barrels.

MMbbl or MMbbls – means one million barrels or millions of barrels.

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

Specific Gravity – The ratio of the heaviness of a substance compared to that of the same volume of water.

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

CURRENCY EXCHANGE RATES

Our functional currency is the US dollar. Therefore, our accounts are reported in United States dollars. However, our Canadian subsidiaries maintain their accounts and records in Canadian dollars. As a result the Canadian dollar amounts are converted according to our stated foreign currency translation accounting policy, except where otherwise indicated, all dollar amounts herein are stated in United States dollars.

The following table sets forth the rates of exchange for the Canadian dollar, expressed in US dollars, in effect at the end of the following periods and the average rates of exchange during such periods, based on the noon rates of exchange for such periods as reported by the Bank of Canada.

Year ending September 30,	2011	2010	2009	2008

Rate at end of year	$0.9626	$1.0298	$1.0722	$1.0599
Average rate for the year	$0.9866	$1.0407	$1.1804	$1.0092

Unless the context indicates another meaning, the terms “Company,” “Deep Well,” “we,” “us” and “our” refer to Deep Well Oil & Gas, Inc. and its subsidiaries through which it conducts business. For definitions of some terms used throughout this report, see “Glossary and Abbreviations”.

PART I

ITEM 1.	BUSINESS

We are an emerging independent junior oil and gas exploration and development company headquartered in Edmonton, Alberta, Canada. Our immediate corporate focus is to develop the existing oil sands land base that we presently own in the Peace River oil sands area in North Central Alberta. Our principal office is located at Suite 700, 10150 – 100 Street, Edmonton, Alberta T5J 0P6, our telephone number is (780) 409-8144 and our fax number is (780) 409-8146. Deep Well Oil & Gas, Inc. is a Nevada corporation and our common stock trades on the OTCQB marketplace under the symbol DWOG. We maintain a web site at www.deepwelloil.com. The contents of our website are not part of this annual report on Form 10-K.

Formation of Organization

Deep Well Oil & Gas, Inc. was originally incorporated on July 18, 1988 under the laws of the state of Nevada as Worldwide Stock Transfer, Inc. On October 25, 1990, Worldwide Stock Transfer, Inc. changed its name to Illustrious Mergers, Inc. On June 18, 1991, a company known as Allied Devices Corporation was merged with and into Illustrious Mergers, Inc. and its name was at that time changed to Allied Devices Corporation. On August 19, 1996, a company called Absolute Precision, Inc. was merged with and into Allied Devices Corporation and it retained its name as Allied Devices Corporation.

On February 19, 2003, Allied Devices Corporation filed a Petition for Relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court in and for the Eastern District of New York titled In re: Allied Devices Corporation, et al., Chapter 11, Case No. 03-80962-511 (hereinafter referred to as the “Bankruptcy Action”).

On September 10, 2003, after notice to all creditors and a formal hearing, U.S. Bankruptcy Judge Melanie L. Cyganowski issued an “Order Confirming Liquidating Plan of Reorganization” in the Bankruptcy Action (hereinafter referred to as “Bankruptcy Order”). In conjunction with that Bankruptcy Order, Allied Devices Corporation’s (hereinafter referred to as the “Predecessor Company”) liabilities, among other things, were paid off and extinguished. The Bankruptcy Order, among other things, implemented a change of control and a group of new investors took control of the Predecessor Company and changed its name to Deep Well Oil & Gas, Inc.

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

Deep Well has two wholly owned subsidiaries under which it conducts its operations:  (1) Northern Alberta Oil Ltd. (hereinafter referred to as “Northern”) from the date of acquisition, being June 7, 2005, incorporated under the Business Corporations Act (Alberta), Canada; and (2) Deep Well Oil & Gas (Alberta) Ltd. (hereinafter referred to as “Deep Well Alberta”), incorporated under the Business Corporations Act (Alberta), Canada on September 15, 2005.

Business Development

On April 26, 2004, Northern (formerly known as Mikwec Energy Canada, Ltd. and later acquired by Deep Well) signed a Joint Operating Agreement with Pan Orient Energy Ltd. (formerly known as Maxen Petroleum Inc. hereinafter referred to as “Pan Orient”) to provide for the manner of conducting operations on three Peace River oil sands leases for a total of 32 sections covering 20,243 gross acres (8,192 gross hectares). The 32 sections were acquired jointly on April 23, 2004, with Northern having an 80% working interest and Pan Orient having a 20% working interest in the joint lands.

On August 18, 2004, Deep Well and Pan Orient jointly participated in a public offering of Crown Oil Sands Rights held by the Alberta Department of Energy, in which the joint parties successfully bid on three Peace River oil sands leases for a total of 31 sections covering 19,610 gross acres (7,936 gross hectares). Deep Well acquired an undivided 80% working interest and Pan Orient acquired an undivided 20% working interest in the joint property.

On February 25, 2005, Deep Well and Northern signed a farmout agreement (hereinafter referred to as the “Farmout Agreement”) with Surge Global Energy, Inc. (hereinafter referred to as “Surge US”) and Signet Energy Inc. (formerly known as Surge Global Energy Canada Ltd., and hereinafter referred to as “Signet”) (collectively, “Surge”). Signet subsequently merged with 1350826 Alberta Ltd. a wholly owned subsidiary of Andora Energy Corporation, and subsequently 1350826 Alberta Ltd. amalgamated with Andora Energy Corporation (hereinafter referred to as “Andora”, a company approximately 53% owned by Pan Orient). This Farmout Agreement allowed Surge to earn up to a 40% working interest in the farmout lands (50% of our share). And on November 26, 2007, pursuant to the Minutes of Settlement between us, Andora and Signet, Signet acquired 40% of our working interest in 12 sections on two oil sands leases. As part of the transfer to Signet of the 40% working interest, two of the original oil sands leases were split into four oil sands leases.

On June 7, 2005, Deep Well acquired 100% of the common shares of Northern in exchange for 18,208,875 shares of Deep Well’s common stock. Under the terms of the agreement, Deep Well acquired one hundred percent (100%) of Northern’s issued and outstanding common stock and obtained exclusive options to acquire one hundred percent (100%) of Northern’s preferred stock. The agreement provided that one hundred percent (100%) of Northern’s common and preferred shareholders would exchange their Northern shares for newly issued shares of Deep Well’s restricted common stock. Deep Well, through its acquisition of Northern, acquired an 80% working interest in three Peace River oil sands leases, one oil sands permit and one petroleum and natural gas license for a total of 38.5 sections covering 24,355 gross acres (9,856 gross hectares). Through this acquisition our Company more than doubled its acreage position in the Peace River oil sands to 43,965 gross acres (17,792 gross hectares).

On September 15, 2005, Deep Well Alberta was incorporated in order to hold Deep Well’s Canadian oil sands leases, which it acquired on August 18, 2004, other than the oil sands leases already held by Northern. At the time, Deep Well owned 100% of the common shares of Northern but not the preferred shares of Northern.

On April 4, 2007, Deep Well acquired the remaining preferred shares of Northern not already owned by it, resulting in Northern becoming a 100% wholly owned subsidiary of Deep Well.

On November 19, 2008, we entered into an arrangement whereby Deep Well Alberta and Northern exchanged their 755,000 and 6,795,000 common shares of Signet, respectively, into 224,156 and 2,017,402 common shares of Andora, respectively. Andora is our joint venture partner in our Sawn Lake oil sands project.

On April 30, 2009, the Alberta Department of Energy approved our application to convert 5 sections of our oil sands permit to a 15-year primary lease. By drilling on these lands where the permits were set to expire, we have preserved title to 5 sections and now have a primary lease, which is valid for an additional 15 years.

Currently, Deep Well, through its subsidiaries, Northern and Deep Well Alberta, has an 80% working interest in 56 contiguous sections on seven oil sands leases where we are the operator, and a 40% working interest in an additional 12 contiguous sections on two oil sands leases in the Peace River oil sands area of Alberta, Canada. These nine oil sands leases cover 43,015 gross acres (17,408 gross hectares) with Deep Well having 31,376 net acres (12,698 net hectares).

Principal Product

At this time, our primary interest is the exploration for and production of oil in the Peace River oil sands area located in North Central Alberta, Canada. We are engaged in the identification, acquisition, exploration and development of oil and gas prospects. Our immediate focus is the oil sands leases we hold in the Peace River oil sands area. Our main objective is to develop our existing oil sands lease holdings as well as identify and develop other commercially viable oil and gas properties. Exploration and development for commercially viable production of any oil and gas company includes a high degree of risk which careful evaluation, experience and factual knowledge may not eliminate. Currently we have no production from our properties.

Sawn Lake Project – Peace River Oil Sands, Alberta, Canada

Currently, Deep Well, through its subsidiaries, Northern and Deep Well Alberta, has an 80% working interest in 56 contiguous sections on seven oil sands leases where we are the operator, and a 40% working interest in an additional 12 contiguous sections on two oil sands leases in the Peace River oil sands area of Alberta, Canada. These nine oil sands leases cover 43,015 gross acres (17,408 gross hectares) with Deep Well having 31,376 net acres (12,698 net hectares). The focus of our Company’s operations is to define the heavy oil reservoir to establish reserves and to determine the best technology under which oil can be produced from our Sawn Lake project in order to initiate production and generate positive cash flow.

Previously, we successfully completed a drilling program and drilled six vertical wells. In addition, we have a working interest in three horizontal wells, which were previously drilled by our former farmout partner under our Farmout Agreement dated February 25, 2005, and an interest in two wells that we acquired. Since then we have been evaluating the options for production available to us to determine the preferable course of action. Drilling on 80% owned lands has opened new avenues for testing and further development of our Sawn Lake project. We are currently working with an independent reservoir engineering company to prepare a reservoir modeling stimulation study to determine the optimum method for us to develop our reservoir. Following this reservoir model evaluation it is anticipated that we will develop a thermal pilot project on our properties followed by a commercial expansion project.

Market and Distribution of Product

We anticipate our principal target market to be refiners, remarketers and other companies, some of which have pipeline facilities near our properties. In the event pipeline facilities are not conveniently available, we intend to truck our oil to alternative storage, refining or pipeline facilities. In such a case, if our production were enough to justify our own pipeline facilities we would consider building the necessary additional pipeline facilities.

We intend to sell our oil and gas production under both short-term (less than one year) and long-term (one year or more) agreements at prices negotiated with third parties. Under both short-term and long-term contracts, typically either the entire contract (in the case of short-term contracts) or the price provisions of the contract (in the case of long-term contracts) are renegotiated in intervals ranging in frequency from daily to annual. At this time we have no production and therefore no short-term or long-term contracts. We will adopt specific sales and marketing plans once production is achieved.

Market pricing for bitumen is seasonal, with lower prices in and around the calendar year-end being the norm due to lower demand for asphalt and other bitumen-derived products. By necessity, bitumen is regularly blended with diluent in order to facilitate its transportation through pipelines to North American markets. As such, the effective field price for bitumen is also directly impacted by the input cost of the diluent required, the demand and price of which is also seasonal in nature (higher in winter as colder temperatures necessitate more diluent for transportation). Consequently, bitumen pricing is usually weakest in and around December 31 and not reflective of the annual average realized price or the economics of the “business” overall. We have been advised that, to price bitumen, marketers apply formulas that take as a reference point the prices published for crude oil of particular qualities such as “Western Canadian Select”, “Brent Crude Oil”, “Crude Bitumen 9 API Plant Gate”, “Edmonton light”, “Lloydminster blend”, or the more internationally known “West Texas Intermediate” (hereinafter referred to as “WTI”).

The price of oil and natural gas sold is determined by negotiation between buyers and sellers. An order from the National Energy Board (hereinafter referred to as “NEB”) is required for oil and gas exports from Canada. The NEB is a federal agency which was formed in 1959 by the Parliament of Canada to regulate oil, gas and electric utility industries. The NEB monitors the supply and demand of oil, as it does with natural gas, to ensure quantities exported do not exceed the surplus remaining after Canadian requirements have been met. Any oil export to be made pursuant to an export contract that exceeds a certain duration or quantity requires an exporter to obtain authorization from the NEB. Natural gas exported from Canada is also subject to similar regulation by the NEB. Exporters are free to negotiate prices and other terms with purchasers provided that the export contracts meet certain criteria prescribed by the NEB. The government of Alberta also regulates the volume of natural gas, which may be removed from the province for consumption elsewhere based on such factors as reserve availability, transportation arrangements and market considerations.

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

Royalty Agreements

Through the acquisition of Northern, we became a party to the following royalty agreement:

On December 12, 2003, Nearshore Petroleum Corporation (hereinafter referred to as “Nearshore”) entered into a royalty agreement with Mikwec Energy Canada, Ltd. (now known as Northern) that potentially encumbers six oil sands leases covering 23,405 gross acres (9,472 gross hectares) located within our Sawn Lake properties (hereinafter the “Royalty Agreement”). Nearshore claimed a 6.5% gross overriding royalty from Northern on the leased substances on the land interests which Northern holds in the above six oil sands leases. Nearshore was a private corporation incorporated in Alberta, Canada, and was owned and controlled by Mr. Steven P. Gawne and his wife, Mrs. Rebekah J. Gawne, who each owned 50% of Nearshore. Mr. Steven P. Gawne was formerly the President, Chief Executive Officer and Director of Deep Well from February 6, 2004 to June 29, 2005. Nearshore has purportedly transferred part or all of this Royalty Agreement to other parties.

On February 28, 2005, Deep Well, Northern and Surge Global Energy, Inc. and Signet (collectively “Surge” now known as Andora) agreed that our Company would be responsible for the portion of the claimed 6.5% royalty payable by Surge, if any, on lands earned under the February 25, 2005 Farmout Agreement. This liability could arise by virtue of a Royalty Agreement between Northern and Nearshore dated December 12, 2003. This obligation of our Company was further modified on November 26, 2007, where it was agreed that our Company would not be liable or obligated to pay any of this claimed portion of the royalty due, if any, on the portion of the royalty acquired by Andora.

Government Approval and Crown Royalties

Exploration and Production. Our operations are subject to Canadian federal and provincial governmental regulations. Such regulations include: requiring approval and licenses for the drilling of wells, regulating the location of wells and the method and ability to produce wells, surface usage and the restoration of land upon which wells have been drilled, the plugging and abandoning of wells and the transportation of production from wells. Our operations are also subject to various conservation regulations, including the regulation of in-situ recovery processes, the size of spacing units, the number of wells which may be drilled in a unit, the unitization or pooling of oil and gas properties, the rate of production allowable from oil and gas wells, and the ability to produce oil and gas.

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

Investment Canada Act. The Investment Canada Act requires notification and/or review by the Government of Canada in certain cases, including but not limited to, the acquisition of control of a Canadian Business by a non-Canadian. In certain circumstances, the acquisition of a working interest in a property that contains recoverable reserves will be treated as the acquisition of an interest in a “business” and may be subject to either notification or review, depending on the size of the interest being acquired and the asset size of the business.

Crown Royalties and Incentives. Each province and the federal government of Canada have legislation and regulations governing land tenure, royalties, production rates and taxes, environmental protection and other matters under their respective jurisdictions. The royalty regime is a significant factor in the profitability of oil and natural gas production. Royalties payable on production from lands other than Crown lands are determined by negotiations between the parties. Crown royalties are determined by government regulation and are generally calculated as a percentage of the value of the gross production with the royalty rate dependent in part upon prescribed reference prices, well productivity, geographical location, field discovery date and the type and quality of the petroleum product produced. From time to time, the governments of Canada and Alberta have established incentive programs such as royalty rate reductions, royalty holidays, tax credits and drilling royalty credits. These incentives are for the purpose of encouraging oil and natural gas exploration or enhanced recovery projects. These incentives generally increase cash flow.

Effective January 1, 2009, oil sands royalties in Alberta are calculated using a sliding scale for royalty rates ranging from 1% to 9% pre-payout and 25% to 40% post-payout depending on the world oil price. Project “payout” refers to the point in which we earn sufficient revenues to recover all of the allowed costs for the project plus a return allowance. The base royalty starts at 1% and increases for every dollar the world oil price, as reflected by the WTI, is priced above $55 per barrel, to a maximum of 9% when oil is priced at $120 per barrel or greater. The net royalty starts at 25% and increases for every dollar oil is priced above $55 per barrel to 40% when oil is priced at $120 or higher.

Research and Development

We had no material scientific research and development costs for the fiscal years ended September 30, 2011, 2010 and 2009.

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

Any Development Of Our Resources Will Be Subject To Crown Royalties. The royalty regime of Alberta is a significant factor in the profitability of oil and natural gas production in Alberta, Canada. Crown royalties are determined by government regulation and are generally calculated as a percentage of the value of the gross production with the royalty rate dependent in part upon prescribed reference prices, well productivity, geographical location, field discovery date and the type and quality of the petroleum product produced. From time to time, the governments of Canada and Alberta have established incentive programs such as royalty rate reductions, royalty holidays, tax credits, drilling royalty credits and well incentive programs. These incentives are for the purpose of encouraging oil and natural gas exploration or enhanced recovery projects. These incentives generally increase cash flow. Penalties and interest may be charged to us if we fail to remit royalties on our production to the Crown as prescribed in the regulation.

We Are An Exploration Stage Company Implementing A New Business Plan. We are an exploration stage Company with only a limited operating history upon which to base an evaluation of our current business and future prospects, and we have just begun to implement our business plan. Since our inception, we have suffered recurring losses from operations and have been dependent on new investment to sustain our operations. During the years ended September 30, 2011 and 2010 we reported net losses of $1,1,689,351and $1,331,552 respectively.

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

Our Interests Are Held In The Form Of Leases That We May Be Unable To Retain. Our Sawn Lake property is held under leases and working interests in leases. These leases we are a party to are for a fixed term of 15 years, but contain a provision that allows us to extend the term of the lease so long as we meet the minimum level of evaluation as set out by the Government of Alberta tenure guidelines. If we or the holder of a lease fails to meet the specific requirements of the lease regarding delay or non-payment of rental payments or we or the holder of the lease fail to meet the minimum level of evaluation some or all of our leases may terminate or expire. There can be no assurance that any of the obligations required to maintain each lease will be met. The termination or expiration of our leases or the working interests relating to leases may reduce our opportunity to exploit a given prospect for oil production and thus have a material adverse effect on our business, results of operations and financial condition.

We Expect Our Operating Expenses To Increase Substantially In The Future And We May Need To Raise Additional Funds. We have a history of net losses and expect that our operating expenses will increase substantially over the next 12 months as we continue to implement our business plan. In addition, we may experience a material decrease in liquidity due to unforeseen capital calls or other events and uncertainties. As a result, we may need to raise additional funds, and such funds may not be available on favourable terms, if at all. If we cannot raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, results of operations and financial condition.

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

We Do Not Control All Of Our Operations. We do not operate all of our properties and we therefore have limited influence over the testing, drilling and production operations of those properties. Andora currently operates 12 of our 68 sections in which we have a working interest. Currently, Deep Well, through its subsidiaries, Northern and Deep Well Alberta, has an 80% working interest in 56 contiguous sections on seven oil sands leases where we are the operator, and a 40% working interest in an additional 12 contiguous sections on two oil sands leases that Andora operates. These nine oil sands leases cover 43,015 gross acres (17,408 gross hectares) with Deep Well having 31,376 net acres (12,698 net hectares). All nine oil sands leases are located in the Peace River oil sands area of Alberta, Canada. Our lack of control of the 12 sections Andora currently operates could result in the following:

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

We Are Party To Some Lawsuits And Will Be Adversely Affected If We Are Found To Be Liable In Connection With Any Legal Proceedings. We are party to some lawsuits described in this annual report Form 10-K under the heading “Legal Proceedings”. We intend to vigorously defend ourselves against the claims made in the lawsuits, and while we believe that the likelihood of an adverse outcome is remote we cannot predict the outcome of these proceedings, the commencement or outcome of any future proceedings against us, or whether any such proceeding would lead to monetary damages that would have a material adverse effect on our financial position.

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

The Energy Resources Conservation Board (hereinafter referred to as “the ERCB”) governs our operations in Alberta, Canada and they have implemented a new directive (Directive 056) that the Alberta Government issued its First Nations Consultation Policy on Land Management and Resource Development on May 16, 2005. The ERCB expects that all industry applicants must adhere to this policy and the consultation guidelines. These requirements and expectations apply to the licensing of all new energy developments and all modifications to existing energy developments, as covered in Directive 056. In the policy, the Alberta Government has developed consultation guidelines to address specific questions about how consultation for land management and resource development should occur in relation to specific activities. Prior to filing an application, the applicant must address all questions, objections, and concerns regarding the proposed development project and attempt to resolve them. This includes concerns and objections raised by members of the public, industry, government representatives, First Nations, Métis, and other interested parties. This process can cause significant delays in obtaining a drilling permit for exploration and/or a production well license for both oil and gas.

Our Operations Are Subject To A Wide Range of Environmental Legislation and Regulation From All Levels Of Government Of Which We Have No Control. Environmental legislation imposes, among other things, restrictions, liabilities and obligations in connection with the generation, handling, storage, transportation, treatment and disposal of hazardous substances and waste and in connection with spills, releases and emissions of various substances to the environment. As well, environmental regulations are imposed on the qualities and compositions of the products sold and imported. Environmental legislation also requires that wells, facility sites and other properties associated with our operations be operated, maintained, abandoned and reclaimed to the satisfaction of applicable regulatory authorities. In addition, certain types of operations, including exploration and development projects and significant changes to certain existing projects, may require the submission and approval of environmental impact assessments. Compliance with environmental legislation can require significant expenditures, and failure to comply with environmental legislation may result in the imposition of fines and penalties and liability for clean up costs and damages. We cannot assure that the costs of complying with environmental legislation in the future will not have a material adverse effect on our financial condition or results of operations. We anticipate that changes in environmental legislation may require, among other things, reductions in emissions to the air from its operations and result in increased capital expenditures. Future changes in environmental legislation could occur and result in stricter standards and enforcement, larger fines and liability, and increased capital expenditures and operating costs, which could have a material adverse effect on our results of operations and financial condition.

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

Our Stock Price Could Decline. Our common stock is traded on the OTCQB marketplace. There can be no assurance that an active public market will continue for our common stock or that the market price for our common stock will not decline below its current price. Such price may be influenced by many factors, including but not limited to, investor perception of us and our industry and general economic and market conditions. The trading price of our common stock could be subject to wide fluctuations in response to announcements of our business developments or our competitors, quarterly variations in operating results, and other events or factors. In addition, stock markets have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market prices of companies, at times for reasons unrelated to their operating performance. Such broad market fluctuations may adversely affect the price of our common stock. Our stock price may decline as a result of future sales of our shares or the perception that such sales may occur.

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

Oil and Gas Properties

Acreage

Currently, Deep Well, through its subsidiaries, Northern and Deep Well Alberta, has an 80% working interest in 56 contiguous sections on seven oil sands leases, and a 40% working interest in an additional 12 contiguous sections on two oil sands leases in the Peace River oil sands area of Alberta, Canada. These nine oil sands leases cover 43,015 gross acres (17,408 gross hectares). Of the 68 contiguous sections on nine oil sands leases, Andora is the operator of 12 sections on two oil sands leases in which we have a 40% working interest, and we are the operator on 56 sections on seven leases where we have an 80% working interest.

The following table summarizes our gross and net developed and undeveloped oil and natural gas rights under lease as of September 30, 2011.

OIL SANDS RIGHTS as of September 30, 2011
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

Undeveloped acreage is considered to be those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil or natural gas, regardless of whether or not that acreage contains proven reserves, but does not include undrilled acreage held by production under the terms of a lease. As is customary in the oil and gas industry, we can generally retain our interest in undeveloped acreage by drilling activity that establishes commercial production sufficient to maintain the leases, or by paying delay rentals during the remaining primary term of such a lease. The oil sands leases in which we have an interest are for a primary term of 15 years, and if we meet the minimum level of evaluation as set out by the Alberta Government oil sands tenure guidelines we can continue these leases beyond their primary term for an indefinite period.

Reserves, Production and Delivery Commitments

We did not engage in any sustained production activities during the years ending September 30, 2011, 2010 and 2009 nor did we have any proven reserves at the end of such periods. We do not have any obligations under existing delivery commitment contracts or agreements calling for the provision of fixed and determinable quantities of oil and gas over the next three years, and have therefore not filed any information or reports with any federal authority or agency containing estimates of total, proven developed or undeveloped net oil or gas reserves.

Drilling Activity

The following tables summarize the results of our drilling activities in the Peace River oil sands area of Alberta during the years ended September 30, 2011, 2010 and 2009.

Exploratory Wells	2011		2010		2009
year ended September 30	Gross	Net	Gross	Net	Gross	Net
Gas	–	–	–	–	–	–
Oil	–	–	–	–	–	–
Oil/Gas	–	–	–	–	–	–
Drilling at end of year	–	–	–	–	–	–
Suspended	–	–	–	–	7	4.8	*
Abandoned	–	–	–	–	1	0.8	*
Total Exploratory Wells	–	–	–	–	8	5.6

*80% working interest

Development Wells	2011		2010		2009
year ended September 30	Gross	Net	Gross	Net	Gross	Net
Gas	–	–	–	–	–	–
Oil	–		–	–	–	–
Oil/Gas	–	–	–	–	–	–
Drilling at end of year	–	–	–	–	–	–
Suspended	–	–	–	–	–	–
Abandoned	–	–	–	–	–	–
Total Development Wells	–	–	–	–	–	–

Present Activities

Currently we have in place a few joint operating agreements with two other joint interest partners to manage our joint oil sands leases, all of which are based on the 1990 Canadian Association of Petroleum Landmen (“CAPL”) Operating Procedure. We are currently working with our joint venture partner toward developing a more comprehensive joint operating agreement to govern all of our joint properties. Under these agreements our joint oil sands leases were evaluated seismically, geologically and by drilling to establish the continuity and the distribution of the crude bituminous-bearing Bluesky reservoir zone across our joint lands.

Previously, we entered into a service agreement with an independent engineering and constructors firm to provide project management services to us for our 2008/2009 winter drilling program. During our winter drilling season of 2008/2009 we successfully completed a drilling program and met our objectives by drilling six vertical wells, three of which were drilled on our oil sands permit in order to provide technical data to support the required Alberta Department of Energy regulation to convert our 5-year oil sands permit into a 15-year primary lease. The other three wells were drilled further to the North and continued the delineation of the main reservoir trend and confirmed that the main reservoir continues to the northwest. These wells were drilled to a depth of approximately 700 meters each. Along with the acquisition of road infrastructure on our properties, we acquired a well on our oil sands lease that was previously drilled and cased by an unrelated third party for heavy oil production in the Bluesky reservoir zone. In addition, we have a 40% working interest in three horizontal wells, which were previously drilled by our former farmout partner and are pending further evaluation and the development of an exploitation plan with our joint interest partner Andora. All of our exploratory wells were logged, cored and analyzed by independent service providers and are currently being evaluated for in-situ recovery methods.

In September of 2009, we submitted an application to the ERCB for a commercial bitumen recovery scheme to evaluate one of our wells for potential development using CSS and over a year later in October of 2010, this application was approved by the ERCB. We have since put together a team of reservoir and completions engineers, project management and environmental consultants to assist us with determining the best methods to develop our properties and to embark on a pilot project using in-situ recovery technology. The CSS process involves steam injection into a well for a period of up to 30 days, potentially a “soaking” period, followed by production of heavy oil for up to 50 days or more. This CSS thermal recovery scheme is not only for the production of heavy oil from the Bluesky reservoir zone of our Sawn Lake project but it will also aid in quantifying proven and probable reserves of oil.

In July 2010 and June 2011, it was determined through two separate independent reservoir engineering firms that our exploratory wells have found sufficient quantities of heavy oil in place to justify the completion of our wells for future production. It was also confirmed that our properties are suitable for employing thermal recovery methods on them. In addition, another hydrocarbon bearing zone was identified up-hole from the Bluesky reservoir zone presently being concentrated on by our Company. This secondary heavy oil zone is in the Peace River formation. We intend to continue the development of the larger Bluesky reservoir and at the same time we intend to evaluate this newly discovered reservoir by coring future wells where they insect this zone. In December of 2010 and January of 2011, two separate independent reservoir engineering firms prepared National Instrument 51-101 (a Canadian evaluation engineering standard) compliant resource appraisal reports for one of our joint venture partners. These reports evaluated the resource of some of our Sawn Lake joint properties and included a complete geological and economic evaluation of the oil sands leases in the Sawn Lake area based on using thermal recovery to exploit the resource.

We are currently evaluating the options for production available to us to determine the preferable course of action for our Sawn Lake project. Drilling on 80% owned lands has opened new avenues for testing and further development of our Sawn Lake project. We are currently working with an independent reservoir engineering company to prepare a reservoir modeling stimulation study to determine the optimum method for us to develop our reservoir. Following this reservoir model evaluation, it is anticipated that we will develop a thermal pilot project on our properties, followed by a commercial expansion project. In 2011, we engaged environmental consultants to proceed with the environmental studies mandated by Alberta environmental regulations before we can embark on our proposed thermal pilot project. The development progress of our properties is governed by several factors such as federal and provincial governmental regulations. Long lead times in getting regulatory approval for thermal recovery projects are commonplace in our industry. Road bans, winter access only roads and environmental regulations can and often delay development of our projects. Because of these and other factors, our oil sands project can take significantly longer to complete than regular conventional drilling programs for lighter oil. To date our geological, engineering and economic studies lead us to believe that our working interest can support full profitable commercial production.

Past Activities

On April 26, 2004, Northern (now a 100% owned subsidiary of Deep Well) signed a Joint Operating Agreement with Pan Orient to provide for the manner of conducting operations on three Peace River oil sands leases for a total of 32 sections covering 20,243 gross acres (8,192 gross hectares). The 32 sections were acquired jointly on April 23, 2004, with Northern having an 80% working interest and Pan Orient having a 20% working interest in the joint lands.

On August 18, 2004, Deep Well and Pan Orient jointly participated in a public offering of Crown Oil Sands Rights held by the Alberta Department of Energy, in which the joint parties successfully bid on three Peace River oil sands leases for a total of 31 sections covering 19,610 gross acres (7,936 gross hectares). Deep Well acquired an undivided 80% working interest and Pan Orient acquired an undivided 20% working interest in the joint property.

On December 9, 2004, Deep Well signed Joint Operating Agreements with 1132559 Alberta Ltd. (hereinafter referred to as “1132559”) under which 1132559 acknowledged the terms under which their 10% working interest acquired from Pan Orient in the joint lands acquired on August 18, 2004, would be governed.

On February 25, 2005, as previously disclosed in this annual report on Form 10-K, Deep Well and Northern entered into a Farmout Agreement with Surge. This Farmout Agreement allowed Surge (previously known as Signet and now known as Andora) to earn up to a 40% working interest in the farmout lands (50% of our share). And on November 26, 2007, pursuant to the Minutes of Settlement between us, Andora and Signet, Signet acquired 40% of our working interest in 12 sections on two oil sands leases. As part of the 40% working interest transfer to Signet, two of the original oil sands leases previously acquired on April 26, 2004, were split into four oil sands leases.

On March 3, 2005, Deep Well, Northern and Surge mutually agreed by an amending agreement to extend the payment date of the prospect fee under Article 13 of the Farmout Agreement dated February 25, 2005, whereby Surge was granted an extension for payment of the prospect fee to the closing date of March 18, 2005.

On March 10, 2005, Deep Well, Northern and Surge mutually agreed by an amending agreement that Surge US is only a party to the Farmout Agreement for the purposes of Article 14 of the Farmout Agreement dated February 25, 2005. In addition, all three parties mutually agreed by an amending agreement to establish a procedure whereby Signet is to be appointed as the operator under the existing Joint Operating Agreements in respect of all Farmout Lands in which Signet earns an interest pursuant to Article 7 of the Farmout Agreement dated February 25, 2005.

On July 14, 2005, our Company and Surge mutually agreed to amend the Farmout Agreement dated February 25, 2005 in order to extend the date to spud the first well until September 25, 2005.

On September 21, 2005, Signet was granted a permit by the ERCB for a test well, and on September 28, 2005, Signet began drilling our first well 1-36-091-13W5 (hereinafter referred to as “1-36”) on our Sawn Lake project located in the Peace River oil sands of Alberta, Canada. Signet did not spud the first well by the 25th of September 2005 and we noted them in default of the Farmout Agreement.

On November 15, 2005, as part of a settlement agreement, we agreed to amend the Farmout Agreement signed on February 25, 2005 between our Company and Surge that had previously been terminated by Deep Well (as previously disclosed on Form 8-K on September 29, 2005). The amendments to the agreement provided that: 1.) all current conditions of the Farmout Agreement will be deemed to have been satisfied as at September 25, 2005; 2.) the earning period (the period during which Signet has to drill 10 wells) under the agreement will be extended until February 25, 2008; 3.) Signet will have until September 25, 2006 to drill an option well (the second well); 4.) an additional 6.5 sections of land will be added to the land subject to the agreement; 5.) Signet will pay Deep Well $1,000,000 on November 15, 2005 in satisfaction of the prospect fee outstanding instead of after drilling the second well as stated in the Farmout Agreement; and 6.) no shares of Surge US would be issued to Deep Well or Northern, but rather we would receive 7,550,000 common shares of Signet (now known as Andora), a private subsidiary company of Surge US.

On July 17, 2006, Signet had received the required licenses by the Government of Alberta to drill the next three horizontal wells in the Bluesky Formation of our Sawn Lake oil sands project. The next 3 wells drilled were within less than one mile (1.6 km) of the first test well that was already drilled. These surface locations were 4-32-091-12W5 (hereinafter referred to as “4-32”), 7-30-091-12W5 (hereinafter referred to as “7-30”) and 13-29-091-12W5 (hereinafter referred to as “13-29”). Seismic and reservoir mapping were undertaken to be used to support and progress work on near and long-term plans of development for our Sawn Lake oil sands project.

In October 2006, the 4-32 and 7-30 wells along with the 1-36 well were suspended. Signet (now known as Andora) had undertaken a mapping of the reservoir to assist in its delineation for any future development of our Sawn Lake property. The first three wells were drilled in the most heavily documented portion of the Sawn Lake lands. Although, as determined by Signet, the preliminary results from the last two wells indicated a lack of cold flow production from wells 4-32 and 7-30, the compartmentalized nature of the reservoir and varying characteristics of these compartments may show different results with further evaluation. Our Company felt that the level of testing on these wells to determine their complete potential was incomplete.

In late 2006, our joint venture partner acquired over 200 km of reprocessed seismic and aeromagnetic studies on our joint properties.

On November 26, 2007, we entered into mediation with Signet (now known as Andora) and resolved our differences and certain collateral matters. The settlement included but is not limited to:

•	the Farmout Agreement dated February 25, 2005, being effectively terminated concurrently with the execution of the settlement agreement; and
•	Signet being regarded as having earned the two sections on which the option wells were drilled and 4 additional sections as set out in the Settlement; and
•	Signet being required to reconvey registered title to 57.5 unearned sections of the Farmout Lands, as defined in the Farmout Agreement, back to us; and
•	our Company having the right to retest, at no cost to Signet, the option wells previously drilled.
•	Andora has acknowledged that Deep Well is not responsible for any potential royalty assumed by Deep Well on behalf of Signet in the Farmout Agreement.

On March 18, 2008, the 6.5 section oil sands permit, which was originally scheduled to expire on April 9, 2008, was extended for one year pursuant to an application submitted by Northern to the Alberta Department of Energy.

On September 10, 2008, the ERCB granted us well licenses to drill 6 wells on our Sawn Lake oil sands properties.

On December 1, 2008, in conjunction with our 2008/2009 winter drilling program, we acquired two vertical wells they previously drilled along with existing road infrastructure. Of the two wells we acquired, one was drilled to a vertical depth of 737 meters on our existing oil sands lease and was cased for Bluesky heavy oil production. The casing of this well was perforated at intervals from 681.5m to 684.5m and 684.5m to 685.0m. This well’s status is drilled and cased for future bitumen production. The existing roads we acquired totalled 12km of access on our Sawn Lake properties.

On December 4, 2008, we successfully spudded the first well of six wells to be drilled in our 2008/2009 Sawn Lake winter drilling program in the Peace River oil sands area of Alberta. By early February of 2009, we successfully drilled all planned six wells of our Sawn Lake oil sands project. All of our exploratory wells were logged, cored and analyzed by independent service providers and are currently being evaluated for in-situ recovery methods.

On February 1, 2009, we acquired additional existing access roads on our Sawn Lake properties from Penn West Petroleum Ltd., adding 8.7 km of roads to our Sawn Lake infrastructure.

On April 30, 2009, the Alberta Department of Energy approved our application to convert 5 sections of our oil sands permit to a 15-year primary lease. By drilling on these lands where the permits were set to expire, we have preserved title to 5 sections and now have a primary lease, which is valid for an additional 15 years.

In September 2009, we submitted an application to the ERCB for a commercial bitumen recovery scheme to evaluate the 12-14-092-13W5 well for potential development using CSS and later we added the 6-22-092-13W5 well to the application, and in late 2010 this application was approved by the ERCB to test one of the wells using steam injection.

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

I.G.M. Resources Corp. vs. Deep Well Oil & Gas, Inc., et al

On March 10, 2005, I.G.M. Resources Corp. (hereinafter referred to as “IGM”) filed against Classic Energy Inc., 979708 Alberta Ltd. (hereinafter referred to as “979708”), Deep Well Oil & Gas, Inc., Nearshore Petroleum Corporation, Steven P. Gawne, Rebekah Gawne, Gawne Family Trust, 1089144 Alberta Ltd., John F. Brown, Diane Lynn McClaflin, Cassandra Doreen Brown, Elissa Alexandra Brown, Brown Family Trust, Priority Exploration Ltd., Northern Alberta Oil Ltd. and Gordon Skulmoski (hereinafter referred to as the “Defendants”) a Statement of Claim in the Court of Queen’s Bench of Alberta Judicial District of Calgary. This suit is part of a series of lawsuits or actions undertaken by IGM against some of the other above-named Defendants.

IGM was a minority shareholder of 979708. 979708 was purportedly in the business of discovering, assembling and acquiring oil and gas prospects. In 2002 and 2003, 979708 acquired oil and gas prospects in the Sawn Lake area of Alberta. On or about the14th of July 2003, all or substantially all the assets of 979708 were sold to Classic Energy Inc. IGM claims the value of the assets sold was far in excess of the value paid for those assets. On April 23, 2004, Northern purchased some of Classic Energy Inc.’s assets, including some of which are under dispute by IGM. On June 7, 2005, Deep Well acquired all of the common shares of Northern thereby giving Deep Well an indirect beneficial interest in the assets IGM is claiming an interest in.

IGM seeks an order setting aside the transaction between 979708 and Classic Energy Inc. and returning the assets to 979708, compensation in the amount of $15,000,000 Cdn, and a declaration of trust declaring that Northern and Deep Well hold all of the assets acquired from 979708 and any property acquired by use of such assets or confidential information of 979708, in trust for IGM.

This lawsuit has been stayed pending the outcome of the other litigation by IGM against some of the above Defendants other than Deep Well and Northern. The Company believes the claims are without merit and will vigorously defend against them. As of September 30, 2011, no contingent liability has been recorded, as we believe a successful outcome for IGM is remote.

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

We plan to vigorously defend ourselves against the Plaintiff’s claims. As at September 30, 2011, no contingent liability has been recorded, as we believe a successful outcome for the Plaintiff is remote.

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

Market Information

Deep Well’s stock is currently quoted on the OTCQB marketplace under the trading symbol DWOG. The following table sets forth the high and low sales prices for Deep Well common stock as reported on the OTCQB marketplace for the periods indicated below. Since April 4, 2010, all other prior sales prices are quoted on the pink sheets. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions:

	High	Low

Fiscal September 30, 2008
First Quarter	$0.58	$0.45
Second Quarter	$0.63	$0.31
Third Quarter	$0.73	$0.42
Fourth Quarter	$0.58	$0.20

Fiscal September 30, 2009
First Quarter	$0.39	$0.13
Second Quarter	$0.29	$0.14
Third Quarter	$0.19	$0.14
Fourth Quarter	$0.20	$0.13

Fiscal September 30, 2010
First Quarter	$0.18	$0.11
Second Quarter	$0.17	$0.08
Third Quarter	$0.12	$0.03
Fourth Quarter	$0.07	$0.03

Fiscal September 30, 2011
First Quarter	$0.17	$0.03
Second Quarter	$0.17	$0.06
Third Quarter	$0.16	$0.07
Fourth Quarter	$0.10	$0.05

Holders of Record

As of November 10, 2011, we had approximately 172 holders of record of our shares of common stock. Our Company estimates that investment dealers and other nominees are the record holders for approximately 2,396 beneficial holders.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of September 30, 2011 with respect to shares of Deep Well’s common stock that may be issued under our existing equity compensation plans.

	Equity Compensation Plan as of September 30, 2011
Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	3,351,000	$0.23	10,332,997	*

Equity compensation plans not approved by security holders	None	None	None

Total	3,351,000	$0.23	10,322,997	*

* Based on 136,739,971 issued and outstanding shares as at September 30, 2011. The maximum number of common shares that may be reserved for issuance under the Stock Option Plan may not exceed 10% of our Company’s issued and outstanding common shares.

Stock Option Plan

On November 28, 2005, our Board of Directors adopted the Deep Well Oil & Gas, Inc. stock option plan (the “Stock Option Plan”). The Plan was approved by a majority of our stockholders at the February 24, 2010 general meeting of stockholders. The Stock Option Plan, which is administered by the Board of Directors, permits options to acquire shares of Deep Well’s common stock to be granted to our directors, senior officers and employees, as well as certain consultants and other persons providing services to our Company. This Stock Option Plan was adopted to provide an incentive to the retention of our directors, officers and employees as well as consultants that we may wish to retain in the future. The maximum number of common shares that may be reserved for issuance under the Stock Option Plan may not exceed 10% of our issued and outstanding common shares, subject to adjustment as contemplated by the Stock Option Plan. For further information see Note 13 to our consolidated financial statements contained herein.

On September 20, 2007, our Board of Directors granted options under the stock option plan to a certain employee to acquire 36,000 common shares of our Company at the exercise price of $0.47 per common share, of which 8,000 shall be vested immediately and 28,000 shall be vested at a rate of 2,000 common shares per month commencing September 30, 2007, so long as the employee continues to provide employment services on such vesting dates.

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

On November 28, 2010, all of the stock options previously granted on November 28, 2005 to Dr. Horst A. Schmid, Portwest Investments Ltd., Mr. Curtis James Sparrow, Concorde Consulting, Trebax Projects Ltd., Mr. Cyrus Spaulding, Mr. Donald E.H. Jones and Mr. Moses Ling,  expired unexercised. In total 2,727,500 options granted to directors and former directors and their controlled companies expired.

On March 23, 2011, our Board of Directors approved to decrease the exercise price of the stock options to purchase 36,000 shares of common stock of Deep Well orginally granted to an employee of our Company on September 20, 2007. The exercise price of the stock options were reduced from $0.47 per common share to $0.14 per common share. All other terms and conditions applicable to the options were unchanged. The options expire on September 20, 2012.

On March 23, 2011, our Board of Directors granted its directors, Dr. Horst A. Schmid, Mr. Said Arrata, Mr. Satya Das, Mr. David Roff, Mr. Curtis Sparrow and Mr. Malik Youyou, options to purchase 450,000 shares each of common stock at an exercise price of $0.14 per common share, 150,000 vesting immediately and the remaining vesting one-third on March 23, 2012, and one-third on March 23, 2013, each with a five-year life. The options expire on March 23, 2016.

Performance Graph

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and therefore are not required to provide the information required under this item.

Recent Sales of Unregistered Securities

On October 31, 2008, we completed the second tranche of the private placement partially completed on August 14, 2008. In connection with the second trance, we sold to one subscriber 12,500,000 units at a price of $0.40 per unit, for total gross proceeds of $5,000,000. Each unit is comprised of one (1) common share, one (1) common share purchase warrant and 0.16 of one common share purchase warrant (“Additional Fractional Warrant”). Each warrant entitled the holder to purchase one (1) common share at a price of $0.60 per common share for a period of three years from the date of closing. Each Additional Fractional Warrant entitled the holder to purchase 0.16 of one common share at a price of $0.80 for a period of three years from the date of closing. The warrants and the Additional Fractional Warrants expired on October 31, 2011, unexercised. No commission or finder’s fees were payable in connection with this private placement. The units were issued pursuant to Regulation S under the Securities Act of 1933, as amended.

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

On March 23, 2011, our Board of Directors approved the issuance of 500,000 shares of common stock to Mr. Said Arrata as an incentive for Mr. Arrata to agree join our Board of Directors. The Units were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On March 23, 2011, our Board of Directors approved the issuance of 180,000 shares of common stock to a contractor as compensation for services provided to us during the period from April 1, 2010 to March 31, 2011. The Units were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.	SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and therefore are not required to provide the information required under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes. For the purpose of this discussion, unless the context indicates another meaning, the terms: “Deep Well,” “Company,” “we,” “us,” and “our,” refer to Deep Well Oil & Gas, Inc. and its subsidiaries. This discussion includes forward-looking statements that reflect our current views with respect to future events and financial performance that involve risks and uncertainties. Our actual results, performance or achievements could differ materially from those anticipated in the forward-looking statements as a result of certain factors including risks discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements” below and elsewhere in this report, and under the heading “Risk Factors” and “Environmental Laws and Regulations” disclosed in this annual report on Form 10-K for the fiscal year ended September 30, 2011.

Our consolidated financial statements and information are reported in U.S. dollars and are prepared based upon United States generally accepted accounting principles (“US GAAP”).

General Overview

Deep Well Oil & Gas, Inc., along with its subsidiaries through which it conducts business, is an emerging independent junior oil and gas exploration and development company headquartered in Edmonton, Alberta, Canada. Our immediate corporate focus is to develop the existing land base that we presently control in the Peace River oil sands area in Alberta, Canada. Our principal office is located at Suite 700, 10150 - 100 Street, Edmonton, Alberta, Canada T5J 0P6, our telephone number is (780) 409-8144, and our fax number is (780) 409-8146. Deep Well Oil & Gas, Inc. is a Nevada corporation and trades on the OTCQB marketplace under the symbol DWOG. We maintain a web site at www.deepwelloil.com.

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

Results of Operations

We are an exploration stage company and as such do not have commercial production on any of our properties and, accordingly, we currently do not generate cash from operations. Since the inception of our current business plan, our operations have consisted primarily of various exploration and start-up activities relating to our properties, which included acquiring lease holdings by acquisitions and public offerings, seeking investors, locating joint venture partners, acquiring and analyzing seismic data, engaging various firms to comply with leasehold conditions and environmental regulations as well as project management, and developing our long term business strategies. For the year ended September 30, 2011, and for the comparable period in the prior year, we generated no revenues from operations.

			September 10, 2003
	Year Ended	Year Ended	to
	September 30, 2011	September 30, 2010	September 30, 2011

Revenue	$–	$–	$–
Expenses
General and Administrative	$1,536,211	$1,119,130	$12,974,991
Depreciation and accretion	162,140	217,605	542,046

Net loss from operations	(1,698,351)	(1,336,735)	(13,517,037)

Other income and expenses
Rental and other income	5,538	160	23,771
Interest income	4,011	5,023	210,083
Interest expense	–	–	(208,580)
Forgiveness of loan payable	–	–	287,406
Settlement of debt	–	–	24,866
Loss on disposal of assets	348	–	(162)

Net loss and comprehensive loss	$(1,688,454)	$(1,331,552)	$(13,179,653)

For the year ended September 30, 2011, our general and administrative expenses increased by $417,081 from the prior year, this increase was primarily due to, (i) $294,281 of share-based compensation charged to expense, which was primarily related to vested stock options that were granted to our directors, (ii) $170,044 was written off to bad debt expense for money owed to us from our joint venture co-owners that have not paid us for operation expenses we incurred on our joint properties, and (iii) $163,914 for operations charged to expense primarily for our CSS project and engineering fees to further evaluate our properties. For the year ended September 30, 2011, our general and administrative expenses, excluding share-based compensation expense of $294,281, the write-offs of $170,044 to bad debt expense and $163,914 in operations charged to expense, was $907,972. For the year end September 30, 2010 our general and administrative expenses included, (i) $182,111 written off to bad debt expense for money owed to us from one of our joint venture co-owners that has not paid us for operation expenses we incurred on our joint properties, (ii) no share-based compensation was recorded, (iii) $29,217 for operations charged to expense. For the year ended September 30, 2010, our general and administrative expenses, excluding the write-off of $182,111 to bad debt expense and $29,217 in operations charged to expense, was $907,802, based on this analysis our general and administrative costs remained relatively the same compared to our September 30, 2011 year end. On March 23, 2011, our Board of Directors granted its directors, Dr. Horst A. Schmid, Mr. Said Arrata, Mr. Satya Das, Mr. David Roff, Mr. Curtis James Sparrow and Mr. Malik Youyou, options to purchase 450,000 shares each of common stock at an exercise price of $0.14 per common share, 150,000 vesting immediately and the remaining vesting one-third on March 23, 2012, and one-third on March 23, 2013, with a five-year life.

For the year ended September 30, 2011, depreciation and accretion expense decreased by $55,465, which was primarily due to the depreciating value of our assets. Depreciation expense is computed using the declining balance method over the estimated useful life of the asset. In compliance with our accounting policy, only half of the depreciation is taken in the year of acquisition. No significant asset purchases were made in the year ending September 30, 2011.

For the year ended September 30, 2011, rental and other income increased by $5,378 compared to the year ended September 30, 2010, which was primarily due to an increase in income earned from road use fees and subleasing a portion of our office space.

For the year ended September 30, 2011, interest income decreased by $1,012 compared to the year ended September 30, 2010, which was primarily due to a decrease in interest income received from our cash held in banks.

As a result of the above transactions, our net loss and comprehensive loss from operations for the year ended September 30, 2011 increased by $356,902 compared to the year ended September 30, 2010, as discussed above this increase was primarily due to the share-based compensation charged to expense, the write-offs to bad debt expense for money owed to us from our joint venture co-owners and operations charged to expense primarily for our CSS project and engineering fees to further evaluate our properties.

Operations

Deep Well, through its subsidiaries, Northern and Deep Well Alberta, currently has an 80% working interest in 56 contiguous sections on seven oil sands leases where we are the operator and a 40% working interest in an additional 12 contiguous sections on two oil sands leases in the Peace River oil sands area of Alberta, Canada. These nine oil sands leases cover 43,015 gross acres (17,408 gross hectares) with Deep Well having 31,376 net acres (12,698 net hectares).

Currently we have in place a few joint operating agreements with two other joint interest partners to manage our joint oil sands leases, all of which are based on the 1990 Canadian Association of Petroleum Landmen (“CAPL”) Operating Procedure. We are currently working with our joint venture partner toward developing a more comprehensive joint operating agreement to govern all of our joint properties. Under these agreements our joint oil sands leases were evaluated seismically, geologically and by drilling to establish the continuity and the distribution of the crude bituminous-bearing Bluesky reservoir zone across our joint lands.

Previously, we entered into a service agreement with an independent engineering and constructors firm to provide project management services to us for our 2008/2009 winter drilling program. During our winter drilling season of 2008/2009 we successfully completed a drilling program and met our objectives by drilling six vertical wells, three of which were drilled on our oil sands permit in order to provide technical data to support the required Alberta Department of Energy regulation to convert our 5-year oil sands permit into a 15-year primary lease. The other three wells were drilled further to the North and continued the delineation of the main reservoir trend and confirmed that the main reservoir continues to the northwest. These wells were drilled to a depth of approximately 700 meters each. Along with the acquisition of road infrastructure on our properties, we acquired a well on our oil sands lease that was previously drilled and cased by an unrelated third party for heavy oil production in the Bluesky reservoir zone. In addition, we have a 40% working interest in three horizontal wells, which were previously drilled by our former farmout partner and are pending further evaluation and the development of an exploitation plan with our joint interest partner Andora. All of our exploratory wells were logged, cored and analyzed by independent service providers and are currently being evaluated for in-situ recovery methods.

In September of 2009, we submitted an application to the ERCB for a commercial bitumen recovery scheme to evaluate one of our wells for potential development using CSS and over a year later in October of 2010, this application was approved by the ERCB. We have since put together a team of reservoir and completions engineers, project management and environmental consultants to assist us with determining the best methods to develop our properties and to embark on a pilot project using in-situ recovery technology. The CSS process involves steam injection into a well for a period of up to 30 days, potentially a “soaking” period, followed by production of heavy oil for up to 50 days or more. This CSS thermal recovery scheme is not only for the production of heavy oil from the Bluesky reservoir zone of our Sawn Lake project but it will also aid in quantifying proven and probable reserves of oil.

In July 2010 and June 2011, it was determined through two separate independent reservoir engineering firms that our exploratory wells have found sufficient quantities of heavy oil in place to justify the completion of our wells for future production. It was also confirmed that our properties are suitable for employing thermal recovery methods on them. In addition, another hydrocarbon bearing zone was identified up-hole from the Bluesky reservoir zone presently being concentrated on by our Company. This secondary heavy oil zone is in the Peace River formation. We intend to continue the development of the larger Bluesky reservoir and at the same time we intend to evaluate this newly discovered reservoir by coring future wells where they insect this zone. In December of 2010 and January of 2011, two separate independent reservoir engineering firms prepared National Instrument 51-101 (a Canadian evaluation engineering standard) compliant resource appraisal reports for one of our joint venture partners. These reports evaluated the resource of some of our Sawn Lake joint properties and included a complete geological and economic evaluation of the oil sands leases in the Sawn Lake area based on using thermal recovery to exploit the resource.

We are currently evaluating the options for production available to us to determine the preferable course of action for our Sawn Lake project. Drilling on 80% owned lands has opened new avenues for testing and further development of our Sawn Lake project. We are currently working with an independent reservoir engineering company to prepare a reservoir modeling stimulation study to determine the optimum method for us to develop our reservoir. Following this reservoir model evaluation, it is anticipated that we will develop a thermal pilot project on our properties, followed by a commercial expansion project. In 2011, we engaged environmental consultants to proceed with the environmental studies mandated by Alberta environmental regulations before we can embark on our proposed thermal pilot project. The development progress of our properties is governed by several factors such as federal and provincial governmental regulations. Long lead times in getting regulatory approval for thermal recovery projects are commonplace in our industry. Road bans, winter access only roads and environmental regulations can and often delay development of our projects. Because of these and other factors, our oil sands project can take significantly longer to complete than regular conventional drilling programs for lighter oil. To date our geological, engineering and economic studies lead us to believe that our working interest can support full profitable commercial production.

On November 9, 2010, we completed two private placement financings for aggregate gross cash proceeds of $2,050,000. We have used the majority of these proceeds from these private placements to conduct engineering, construction and other operations for our recently approved CSS project.

Liquidity and Capital Resources

As of September 30, 2011, our total assets were $14,624,096 compared to $13,923,747 as of September 30, 2010. The primary increase in our total assets was due to cash received from the November 2010 private placements of our common stock. Our total liabilities as of September 30, 2011 were $608,932 compared to $564,410 as of September 30, 2010. In comparison to the prior year, we had an increase of $44,522 in our total liabilities, which the result of an increase of $115,864 to accrued fees payable to corporations owned by directors for services to our Company that we have not paid; offset by a decrease of $48,555 in deposits received from stock subscriptions and a decrease of $23,221 in accounts payable.

Our working capital (current liabilities subtracted from current assets) is as follows.

	September 30, 2011	September 30, 2010
Current Assets	$809,313	$386,018
Current Liabilities	221,564	177,476
Working Capital	$587,749	$208,542

As of September 30, 2011, our Company had working capital of $587,749 compared to our working capital of $208,542 as of September 30, 2010. Our increase in working capital was primarily due to the cash received from the November 2010 private placements of our common stock. Currently we have no long-term debt.

As reported on our Consolidated Statement of Cash Flows under “Operating Activities”, for the year ending September 30, 2011, we incurred an increase of $294,281 in share-based compensation, which was related to (i) the issuance of stock options granted to our directors, (ii) shares issued to an individual as an incentive to join our Board as a director, and (iii) shares issued to a contractor as compensation for services provided to our Company. We did not record any incurred share-based compensation in the year ending September 30, 2010. For further information, see Notes 12 and 13 to our consolidated financial statements included in this annual report on Form 10-K. In the year ending September 30, 2011, we wrote-off $170,044 to bad debt and another $182,111 to bad debt for the year ending September 30, 2010. These write-offs were in respect of money owed to us by two of our joint venture co-owners that have not been paid to us for operating expenses we incurred on our joint properties. We are pursuing our remedies to collect the money owed to us which resulted in these write-offs. For the year ended September 30, 2011, our depreciation and accretion expense decreased by $55,465 from the prior year ended September 30, 2010, which was primarily due to a decrease in depreciation expense on our assets. No significant asset purchases were made in the year ending September 30, 2011 and no significant change incurred for accretion expense. For the year ending September 30, 2011 we had a decrease of $727,465 in net changes in non-cash working capital from the prior year ended September 30, 2010, which was due to a decrease in accounts receivable from a decline in operations and the release of monies owed to us by the Canada Revenue Agency for goods and service tax credits.

As reported on our Consolidated Statement of Cash Flows under “Investing Activities”, we had a decrease of $169,973 in our long term investments for the year ending September 30, 2011 from the comparable year ended September 30, 2010, which was due to the amount of money required to be deposited with the ERCB to be held in trust for each of our wells. For the year ended September 30, 2011, no additional money was required to be deposited with the ERCB to be held in trust. These investments are required by the ERCB to ensure there are sufficient future cash to meet the expected future asset retirement obligations, and are restricted for this purpose. Also, for the year ended September 30, 2011, we reported a decrease of $63,995 on investment in oil and gas properties from the prior year ended September 30, 2010, which was primarily due to decline in our field operations.

As reported on our Consolidated Statement of Cash Flows under “Financing Activities”, we recorded an increase of $2,050,000 in proceeds from the issuance of common stock for the year ending September 30, 2011. These cash proceeds were from two private placements we completed in November 2010, in connection with which we issued an aggregate of 29,285,713 common shares to two investors, at a price of $0.07 per common share, for total gross cash proceeds of $2,050,000, of which we had previously received a $48,555 deposit that was recorded in our consolidated financial statements in respect of our fiscal year ended September 30, 2010.

Our cash and cash equivalents for the year ending September 30, 2011 were $723,766 compared to $103,550 for the prior year ended September 30, 2010, which was primarily due to the cash we received in the November 2010 private placements. Since March 10, 2005, we have financed our business operations through a loan, fees derived from the farmout of some of our lands, private offerings of our common stock and other securities, and the sale of our common stock upon the exercise of certain warrants, realizing gross proceeds of approximately $21.6 million in cash. In some of these offerings, we sold units comprised of common stock and warrants to purchase additional common stock, and as a result of these offerings, we have an aggregate of 30,324,513 warrants outstanding as of November 30, 2011, with exercise prices ranging from $0.105 to $1.20. These warrants’ expiration dates range from June 22, 2012 to November 9, 2013. If all of these warrants are exercised we may realize aggregate proceeds of approximately $4.3 million. However, the warrant holders have complete discretion as to when and if the warrants are exercised before they expire and we cannot guarantee that the warrant holders will exercise any of the warrants.

For our long-term operations, we anticipate that, among other alternatives, we may raise funds during the next twenty-four months through sales of our equity securities. We also note that if we issue more shares of our common stock, our stockholders may experience dilution in the percentage of their ownership of common stock. We may not be able to raise sufficient funding from stock sales for long-term operations and if so, we may be forced to delay our business plans until adequate funding is obtained. We believe debt financing will not be an alternative for funding our operations, as we are an exploration stage Company, and due to the risky nature of our business.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Cautionary Note Regarding Forward-Looking Statements

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

The preceding bullets outline some of the risks and uncertainties that may affect our forward-looking statements. For a full description of risks and uncertainties, see the sections elsewhere in this annual report on Form 10-K entitled “Risk Factors” and “Environmental Laws and Regulations”. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. Any forward-looking statement speaks only as of the date on which it was made and, except as required by law, we disclaim any obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q, 8-K and any other SEC filing or amendments thereto should be consulted.

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
Fax 801-262-3978

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Deep Well Oil & Gas, Inc. and Subsidiaries (an Exploration Stage Company)

To the Board of Directors and Stockholders of Deep Well Oil & Gas, Inc. and Subsidiaries (an Exploration Stage Company) We have audited the accompanying consolidated balance sheets of Deep Well Oil & Gas, Inc. and Subsidiaries (an Exploration Stage Company) (the Company) as of September 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended September 30, 2011, and for the period from September 10, 2003 (date of inception) to September 30, 2011. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Deep Well Oil & Gas, Inc. and Subsidiaries (an Exploration Stage Company) as of September 30, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2011, and for the period from September 10, 2003 (date of inception) to September 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

Madsen & Associates CPA’s, Inc.
Murray, UT
December 28, 2011

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
Consolidated Balance Sheets
September 30, 2011 and September 30, 2010

	September 30, 2011	September 30, 2010

ASSETS
Current Assets
Cash and cash equivalents	$723,766	$103,550
Accounts receivable net of allowance of $350,298 (2010 – $182,201)	34,727	195,751
Accounts receivable – related party (Note 9)	2,522	–
Prepaid expenses	48,298	86,717

Total Current Assets	809,313	386,018

Long term investments (Note 8)	247,937	247,473
Oil and gas properties (Note 3)	13,140,951	12,726,396
Property and equipment net of depreciation (Note 7)	425,895	563,860

TOTAL ASSETS	$14,624,096	$13,923,747

LIABILITIES
Current Liabilities
Accounts payable	$18,926	$42,147
Accounts payable – related parties (Note 9)	202,638	86,774
Deposits on stock subscription (Note 10)	–	48,555

Total Current Liabilities	221,564	177,476

Asset retirement obligations (Note 11)	387,368	386,934

TOTAL LIABILITIES	608,932	564,410

SHAREHOLDERS’ EQUITY
Common stock: (Note 12)
Authorized: 300,000,000 shares at $0.001 par value
Issued and outstanding: 136,739,971 shares
(September 30, 2010 – 106,774,258 shares) (Note 12)	136,739	106,773
Additional paid in capital	27,058,078	24,743,763
Deficit accumulated during exploration stage	(13,179,653)	(11,491,199)

Total Shareholders’ Equity	14,015,164	13,359,337

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,624,096	$13,923,747

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the Years Ended September 30, 2011, 2010 and the Period from September 10, 2003 (Inception of
Exploration Stage) to September 30, 2011

	2011	2010	September 10, 2003 to September 30, 2011

Revenue	$–	$–	$–

Expenses
General & Administrative	1,536,211	1,119,130	12,974,991
Depreciation and accretion	162,140	217,605	542,046

Net loss from operations	(1,698,351)	(1,336,735)	(13,517,037)

Other income and expenses
Rental and other income	5,538	160	23,771
Interest income	4,011	5,023	210,083
Interest expense	–	–	(208,580)
Forgiveness of loan payable	–	–	287,406
Settlement of debt	–	–	24,866
Gain/Loss on disposal of assets	348	–	(162)

Net loss and comprehensive loss	$(1,688,454)	$(1,331,552)	$(13,179,653)

Net loss per common share
Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Outstanding Shares (in thousands)
Basic and Diluted	136,412	106,774

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Period from September 10, 2003 (Inception of Exploration Stage) to September 30, 2011

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
For the Period from September 10, 2003 (Inception of Exploration Stage) to September 30, 2011

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

Issuance of common stock
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

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Continued)
For the Period from September 10, 2003 (Inception of Exploration Stage) to September 30, 2011

				Capital
			Additional	Stock
	Common Shares		Paid in	Subscriptions	Accumulated
	Shares	Amount	Capital	Received	Deficit	Total
Subtotal carried forward
from previous page	83,635,961	83,635	14,402,641	–	(3,760,585)	10,725,691

Warrant exchange September 4, 2007
- Share value transferred
from warrants	–	–	11,467	–	–	11,467
- Warrants cancelled (500,000)	–	–	(130,276)	–	–	(130,276)
- Warrants issued (625,000)	–	–	118,809	–	–	118,809
Warrant exchange September 10, 2007
- Share value transferred
from warrants	–	–	7,237	–	–	7,237
- Warrants cancelled (287,500)	–	–	(74,909)	–	–	(74,909)
- Warrants issued (359,375)	–	–	67,672	–	–	67,672
Options granted for services	–	–	246,643	–	–	246,643
Net operating loss for the
year ended September 30, 2007	–	–	–	–	(1,435,664)	(1,435,664)

Balance at September 30, 2007	83,635,961	83,635	14,649,284	–	(5,196,249)	9,536,670

Issuance of common stock
August 12, 2008
- Warrants expired (560,946)	–	–	–	–	–	–
Private Placement August 14, 2008
- Shares	10,638,297	10,638	3,099,429	–	–	3,110,067
- Warrants (10,638,297)	–	–	1,619,827	–	–	1,619,827
- Special warrants (2,000,000)	–	–	270,106	–	–	270,106
Options granted for services	–	–	111,815	–	–	111,815

Net operating loss for the
year ended September 30, 2008	–	–	–	–	(2,796,055)	(2,796,055)

Balance at September 30, 2008	94,274,258	94,273	19,750,461	–	(7,992,304)	11,852,430

Issuance of common stock
October 11, 2008
- Warrants expired (3,150,000)	–	–	–	–	–	–
Private Placement October 31, 2008
- Shares	12,500,000	12,500	3,247,870	–	–	3,260,370
- Warrants (12,500,000)	–	–	1,559,307	–	–	1,559,307
- Special warrants (2,000,000)	–	–	180,323	–	–	180,323
January 13, 2009
- Warrants expired (73,000)	–	–	–	–	–	–
Options granted for services	–	–	5,802	–	–	5,802

Net operating loss for the
year ended September 30, 2009	–	–	–	–	(2,167,343)	(2,167,343)

Balance at September 30, 2009	106,774,258	106,773	24,743,763	–	(10,159,647)	14,690,889

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Continued)
For the Period from September 10, 2003 (Inception of Exploration Stage) to September 30, 2011

				Capital
			Additional	Stock
	Common Shares		Paid in	Subscriptions	Accumulated
	Shares	Amount	Capital	Received	Deficit	Total

Balance carried forward
at September 30, 2009	106,774,258	106,773	24,743,763	–	(10,159,647)	14,690,889

March 9, 2010
- Warrants expired (984,375) (Note 12)	–	–	–	–	–	–
May 25, 2010
- Warrants expired (5,000,000) (Note 12)	–	–	–	–	–	–
June 22, 2010
- Warrants expired (8,333,333) (Note 12)	–	–	–	–	–	–
July 11, 2010
- Warrants expired (323,333) (Note 12)	–	–	–	–	–	–

Net operating loss for the
year ended September 30, 2010	–	–	–	–	(1,331,552)	(1,331,552)

Balance at September 30, 2010	106,774,258	106,773	24,743,763	$–	(11,491,199)	13,359,337

Issuance of common stock
Private Placement November 9, 2010
- Shares	29,285,713	29,286	1,257,181	–	–	1,286,467
- Warrants (29,285,713) (Note 12)	–	–	763,533	–	–	763,533

March 23, 2011
- Shares issued to a director (Note 12)	500,000	500	69,500	–	–	70,000
- Shares issued for services (Note 12)	180,000	180	25,020	–	–	25,200

August 14, 2011
- Warrants expired (2,000,000) (Note 12)	–	–	–	–	–	–
- Warrants expired (10,638,297) (Note 12)	–	–	–	–	–	–

Options granted for services	–	–	199,081	–	–	199,081

Net operating loss for the
year ended September 30, 2011	–	–	–	–	(1,688,454)	(1,688,454)

Balance at September 30, 2011	136,739,971	$136,739	$27,058,078	$–	$(13,179,653)	$14,015,164

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended September 30, 2011, 2010 and the Period from September 10, 2003
(Inception of Exploration Stage) to September 30, 2011

	2011	2010	September 10, 2003 to September 30, 2011

CASH PROVIDED BY (USED IN):

Operating Activities
Net loss	$(1,688,454)	$(1,331,552)	$(13,179,653)
Items not affecting cash:
Share based compensation	294,281	–	1,217,423
Bad debts	170,044	182,111	522,240
Depreciation and accretion	162,140	217,605	542,046
Forgiveness of loan payable	–	–	(287,406)
Settlement of lawsuit	–	–	435,549
Commissions withheld from loans proceeds	–	–	121,000
Gain/Loss on disposal of assets	(348)	–	162
Net changes in non-cash working capital (Note 14)	119,520	716,484	(389,650)

	(942,817)	(215,352)	(11,018,289)
Investing Activities
Purchase of property and equipment	(3,254)	(6,362)	(903,609)
Investment in oil and gas properties	(434,694)	(498,689)	(8,575,375)
Long term investments	(464)	(170,437)	(247,937)
Cash from acquisition of subsidiary	–	–	11,141
Return of costs from farmout agreement	–	–	961,426

	(438,412)	(675,488)	(8,754,354)

Financing Activities
Loan payable	–	–	275,852
Loan advance – related parties	–	–	(811,746)
Note payable repayment	–	–	(111,306)
Debenture repayment	–	–	(1,004,890)
Deposit on stock subscription	(48,555)	48,555	–
Proceeds from issuance of common stock	2,050,000	–	21,269,499
Proceeds from debenture net of commissions	–	–	879,000

	2,001,445	48,555	20,496,409

Increase (decrease) in cash and cash equivalents	620,216	(842,285)	723,766

Cash and cash equivalents, beginning of year	103,550	945,835	–

Cash and cash equivalents, end of year	$723,766	$103,550	$723,766

Supplemental Cash Flow Information:
Cash paid for interest	$–	$–

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

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

Allowance for Doubtful Accounts

The Company determines allowances for doubtful accounts based on aging of specific accounts. Accounts receivable are stated at the historical carrying amounts net of allowances for doubtful accounts and include only the amounts the Company deems to be collectable.

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

Asset Retirement Obligations

The Company accounts for asset retirement obligations by recording the estimated future cost of the Company’s plugging and abandonment obligations. The asset retirement obligation is recorded when there is a legal obligation associated with the retirement of a tangible long-lived asset and the fair value of the liability can be reasonably estimated. Upon initial recognition of an asset retirement obligation, the Company increases the carrying amount of the long-lived asset by the same amount as the liability. Over time, the liabilities are accreted for the change in their present value through charges to oil and gas production and well operations costs. The initial capitalized costs are depleted over the useful lives of the related assets through charges to depreciation, depletion, and amortization. If the fair value of the estimated asset retirement obligation changes, an adjustment is recorded to both the asset retirement obligation and the asset retirement cost. Revisions in estimated liabilities can result from revisions of estimated inflation rates, escalating retirement costs, and changes in the estimated timing of settling asset retirement obligations. As at September 30, 2011, asset retirement obligations amount to $387,368. The Company has posted bonds, where required, with the Government of Alberta based on the amount the government estimates the costs of abandonment and reclamation to be.

Foreign Currency Translation

The functional currency of the Canadian subsidiaries is the United States dollar. However, the Canadian subsidiaries transact in Canadian dollars. Consequently, monetary assets and liabilities are remeasured into United States dollars at the exchange rate on the balance sheet date and non-monetary items are remeasured at the rate of exchange in effect when the assets are acquired or obligations incurred. Revenues and expenses are remeasured at the average exchange rate prevailing during the year. Foreign currency transaction gains and losses are included in results of operations.

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

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights, unless the exercise becomes anti-dilutive and then the basic and diluted per share amounts are the same.

Financial Instruments

Fair Values

Financial instruments include cash and cash equivalents, accounts receivable, accounts receivable – related parties, long term investments, investment in equity securities, accounts payable and accounts payable – related parties and asset retirement obligations. The fair value of these financial instruments approximates their carrying values because of the short-term maturity of these items unless otherwise noted. The fair value of the investment in equity securities cannot be determined as the market value is not readily obtainable. The equity securities are reported using the cost method.

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

Certain prior year amounts have been reclassified to conform to current year presentation.

3.	OIL AND GAS PROPERTIES

The Company has acquired interests in certain oil sands properties located in North Central Alberta, Canada. The terms include certain commitments related to oil sands properties that require the payments of rents as long as the leases are non-producing. As of September 30, 2011, Northern’s net payments due in Canadian dollars under this commitment are as follows:

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

The Company plans to meet the second of these conditions. As at September 30, 2011, the Company has an interest in ten wells, which can be counted towards these requirements.

The Company has identified 2 other wells drilled on these leases, which may be included in the satisfaction of this requirement. The Company has also acquired and processed 25 miles of seismic on the leases, which can be counted towards these requirements.

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

This consists of comparing the carrying value of the asset with the asset's expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows represent management's best estimate based on reasonable and supportable assumptions. Proven oil and gas properties are reviewed for impairment on a field-by-field basis. No impairment losses were recognized for the year ended September 30, 2011 (September 30, 2010 - $nil).

Capitalized costs of proven oil and gas properties are depleted using the unit-of-production method when the property is placed in production.

Substantially all of the Company's oil and gas activities are conducted jointly with others. The accounts reflect only the Company's proportionate interest in such activities.

On April 30, 2009, 1.5 sections of previously owned leases reverted back to the provincial government.

4.	CAPITALIZATION OF COSTS INCURRED IN OIL AND GAS ACTIVITIES

The Company accounts for the cost of exploratory wells and continues to capitalize exploratory well costs after the completion of drilling as long as a sufficient progress is being made in assessing the oil sands reserves to justify its completion as a producing well.

For the fiscal year ending September 30, 2011, the Company’s management determined that sufficient progress has been made in assessing its oil sands reserves for continued capitalization of exploratory well costs. In relation to this sufficient progress assessment of its oil sands project the Company considered among other criteria; long lead times in getting regulatory approval for oil sands thermal recovery projects, road bans, winter access only properties and governmental and environmental regulations which can and often delay development of oil sands projects. Because of these and other factors, the Company’s oil sands project can take significantly longer to complete than regular conventional drilling programs for lighter oil. To date the Company’s geological, engineering and economic studies continue to lead them to believe that there is continuing progress toward bringing the project to commercial production. Therefore, the Company has continued to capitalize its costs associated with its oil sands project.

For the Company’s exploratory wells, drilling costs are capitalized on the balance sheet under “Oil and Gas Properties” line item, pending a determination of whether potentially economic oil sands reserves have been discovered by the drilling effort to justify completion of the find as a producing well. The Company periodically assesses the exploration and drilling capitalized costs for impairment and once a determination is made that a well is of no potential economic value, the costs related to that well are expensed as dry hole and reported in exploration expense.

The following table illustrates capitalized costs relating to oil and gas – producing activities for two fiscal years ended September 30, 2011 and September 30, 2010:

	2011	2010

Unproved Oil and Gas Properties	$13,165,546	$12,743,184
Proved Oil and Gas Properties	–	–
Accumulated Depreciation	(24,595)	(16,788)

Net Capitalized Cost	$13,140,951	$12,726,396

5.	EXPLORATION ACTIVITIES

The following table presents information regarding the Company’s costs incurred in the oil and gas property acquisition, exploration and development activities for two fiscal years ended September 30, 2011 September 30, 2010:

	2011	2010

Acquisition of Properties:
Proved	$–	$–
Unproved	422,362	513,438
Exploration costs	163,914	29,217
Development costs	–	–

6.	INVESTMENT IN EQUITY SECURITIES

On February 25, 2005, the Company acquired an interest in Signet Energy Inc. (“Signet” formerly Surge Global Energy, Inc.) as a result of a Farmout Agreement.

As of November 19, 2008, the Company converted its Signet shares into 2,241,558 shares of Andora Energy Corporation (“Andora”), which represents an equity interest in Andora of approximately 3.9% as of December 31, 2010, which is Andora’s fiscal year end. These shares are carried at a nominal value using the cost method and their value is included under oil and gas properties on our balance sheet.

7.	PROPERTY AND EQUIPMENT

	September 30, 2011
		Accumulated	Net Book
	Cost	Depreciation	Value

Computer equipment	$30,655	$28,060	$2,595
Office furniture and equipment	33,199	18,141	15,058
Software	5,826	5,826	–
Leasehold improvements	4,936	2,277	2,659
Portable work camp	170,580	99,533	71,047
Vehicles	38,077	22,218	15,859
Oilfield equipment	154,713	64,682	90,031
Road mats	364,614	212,752	151,862
Wellhead	3,254	407	2,847
Tanks	96,085	22,148	73,937
	$901,939	$476,044	$425,895

	September 30, 2010
		Accumulated	Net Book
	Cost	Depreciation	Value

Computer Equipment	$31,460	$25,607	$5,853
Office furniture and equipment	33,476	14,580	18,896
Software	5,826	5,826	–
Leasehold improvements	4,935	1,612	3,323
Portable work camp	170,580	69,085	101,495
Vehicles	38,077	15,421	22,656
Oilfield equipment	154,713	42,175	112,538
Road mats	364,614	147,669	216,945
Tanks	96,085	13,931	82,154
	$899,766	$335,906	$563,860

There was $141,031 of depreciation expense for the year ended September 30, 2011 (September 30, 2010 - $195,261).

8.	LONG TERM INVESTMENTS

Long term investments consist of cash held in trust by the Energy Resources Conservation Board (“ERCB”) which bears a interest at a rate of prime minus 0.375% and has no stated date of maturity. These investments are required by the ERCB to ensure there are sufficient future cash flows to meet the expected future asset retirement obligations and are restricted for this purpose.

9.	SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Accounts receivable – related party was $2,522 as of September 30, 2011 (September 30, 2010 - $nil) for rents receivables from a corporation owned by a director. This amount is unsecured, non-interest bearing and has no fixed terms of repayment. The balance was repaid subsequent to year-end.

Accounts payable – related parties was $202,638 as of September 30, 2011 (September 30, 2010 - $86,774) for fees payable to corporations owned by directors. This amount is unsecured, non-interest bearing, and has no fixed terms of repayment.

As of September 30, 2011, officers, directors, their families, and their controlled entities have acquired 52.19% of the Company’s outstanding common capital stock. This percentage does not include unexercised warrants or stock options.

The Company made payments totalling $209,117 to two related parties for professional fees and consulting services during the year ended September 30, 2011 (September 30, 2010 - $246,347).

10.	DEPOSITS ON STOCK SUBSCRIPTION

The Company received no amounts for the year ended September 30, 2011 (September 30, 2010 - $48,555) in deposits for stock, for which the Company received subsequent subscription agreements.

11.	ASSET RETIREMENT OBLIGATIONS

The total future asset retirement obligation is estimated by management based on the Company’s net working interests in all wells and facilities, estimated costs to reclaim and abandon wells and facilities and the estimated timing of the costs to be incurred in future periods. At September 30, 2011, the Company estimates the undiscounted cash flows related to asset retirement obligation to total approximately $644,226 (September 30, 2010 - $531,055). The fair value of the liability at September 30, 2011 is estimated to be $397,891 (September 30, 2010 - $386,934) using a risk free rate of 3.74% and an inflation rate of 2%. The actual costs to settle the obligation are expected to occur in approximately 35 years.

Changes to the asset retirement obligation were as follows:

	September 30, 2011	September 30, 2010
Balance, beginning of year	$386,934	$358,235
Liabilities incurred	–	–
Effect of foreign exchange	(5,490)	14,749
Disposal	(6,839)	–
Accretion expense	12,763	13,950
Balance, end of year	$387,368	$386,934

12.	COMMON STOCK

On March 9, 2010, 984,375 warrants previously granted on March 10, 2005 expired unexercised.

On May 25, 2010, 5,000,000 warrants previously granted on May 25, 2007 expired unexercised.

On June 22, 2010, 8,333,333 warrants previously granted on June 22, 2007 expired unexercised.

On July 11, 2010, 323,333 warrants previously granted on July 11, 2007 expired unexercised.

On November 9, 2010, the Company completed two private placements for an aggregate of 29,285,713 units at a price of $0.07 per unit for an aggregate of $2,050,000 (including the Deposit received prior to September 30, 2010 of $48,555). Each unit consists of one common share and one common share purchase warrant. Each warrant entitles the holder to purchase one additional common share at a price of $0.105 per common share for a period of three years from the date of closing, provided that if the closing price of the common shares of the Company on the principal market on which the shares trade is equal to or exceeds $1.00 for 30 consecutive trading days, the warrant term shall automatically accelerate to the date which is 30 calendar days following the date that written notice has been given to the warrant holders. The warrants expire on November 9, 2013.

On March 23, 2011, the Board of Directors (the “Board”) approved the issuance of 500,000 restricted common shares valued at $70,000 to be issued to a new director as an incentive to join our Board. Also, on March 23, 2011, the Board approved issuance of 180,000 restricted common shares valued at $25,200 to be issued on April 1, 2011 to a contractor as compensation for services provided to us during the period from April 1, 2010 to March 31, 2011. These transactions have been recorded on our Balance Sheets under Shareholders’ Equity at the fair value of the common shares issued.

On August 14, 2011, 12,638,297 warrants previously granted on August 14, 2008 expired unexercised.

There were 44,824,513 warrants outstanding as of September 30, 2011 (September 30, 2010 – 28,177,097), which have a historical fair market value of $2,798,059.

13.	STOCK OPTIONS

On November 28, 2005, the Board of Deep Well adopted the Deep Well Oil & Gas, Inc. Stock Option Plan (the “Plan”). The Plan was approved by the majority of shareholders at the February 24, 2010 general meeting of shareholders. The Plan is administered by the Board, permits options to acquire shares of the Company’s common stock (the “Common Shares”) to be granted to directors, senior officers, and employees of the Company and its subsidiaries, as well as certain consultants and other persons providing services to the Company or its subsidiaries.

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

For the period ended September 30, 2011, the Company recorded share based compensation expense related to stock options in the amount of $199,081 (September 30, 2010 - $nil) as 2,700,000 new stock options have been issued. No options were exercised during the year ended September 30, 2011, therefore, the intrinsic value of the options exercised during the year ended September 30, 2011 is $nil. As of September 30, 2011, there was remaining unrecognized compensation cost of $134,615 related to the non-vested portion of these unit option awards. Compensation expense is based upon straight-line depreciation of the grant-date fair value over the vesting period of the underlying unit option.

	Shares Underlying Options Outstanding			Shares Underlying Options Exercisable
Range of Exercise Prices	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price
$0.47 at September 30, 2011	240,000	0.97	$0.47	240,000	$0.47
$0.14 at September 30, 2011	2,736,000	4.68	0.14	936,000	0.14
$0.71 at September 30, 2011	375,000	0.07	0.71	375,000	0.71

	3,351,000	3.90	$0.23	1,551,000	$0.23

The aggregate intrinsic value of exercisable options as of September 30, 2011, was $nil (September 30, 2010 – $nil).

The following is a summary of stock option activity as at September 30, 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Market Value
Balance, September 30, 2010	3,378,500	$0.69	$0.27
Options forfeited November 28, 2010	(2,727,500)	0.71	0.27
Options issued March 23, 2011	2,700,000	0.14	0.12
Balance, September 30, 2011	3,351,000	$0.23	$0.15
Exercisable, September 30, 2011	3,351,000	$0.23	$0.15

The following table summarizes the activity of the Company’s non-vested stock options since September 30, 2009:

	Non-Vested Options
	Number of Shares	Weighted Average Exercise Price
Non-vested at September 30, 2010 and 2009	–	$–
Options issued March 23, 2011	2,700,000	0.14
Options vested at September 30, 2011	(900,000)	0.14

Non-vested at September 30, 2011	1,800,000	$0.14

Measurement Uncertainty

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Stock options and the warrants attached to the units issued by the Company are non-transferable. Option pricing models require the input of subjective assumptions including expected share price volatility. The fair value estimate can vary materially as a result of changes in the assumptions. The following assumptions are used in the Black-Scholes option-pricing model:

Expected Term – Expected term of 5 years represents the period the Company’s stock-based awards are expected to be outstanding.

Expected Volatility – Expected volatilities are based on historical volatility of the Company’s stock, adjusted where determined by management for unusual and non-representative stock price activity not expected to recur. The expected volatility used was 116%.

Expected Dividend – The Black-Scholes valuation model calls for a single expected dividend yield as an input. The company currently pays no dividends and do not expect to pay dividends in the foreseeable future.

Risk-Free Interest rate – The Company bases the risk-free rate on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The risk-free rate used was 2.07%.

14.	CHANGES IN NON-CASH WORKING CAPITAL

	September	September
	30, 2011	30, 2010

Accounts receivable	$(11,542)	$612,378
Prepaid expenses	38,419	9,234
Accounts payable	92,643	94,872

	$119,520	$716,484

15.	INCOME TAXES

As of September 30, 2011, the Company has approximately $4,032,878 (2010 – $3,875,711) of operating losses expiring through 2031 that may be used to offset future taxable income but are subject to various limitations imposed by rules and regulations of the Internal Revenue Service. The net operating losses are limited each year to offset future taxable income, if any, due to the change of ownership in the Company's outstanding shares of common stock. In addition, at September 30, 2011, the Company had an unused Canadian net operating loss carry-forward of approximately $10,449,641 (2010 – $8,844,649), expiring through 2031. These operating loss carry-forwards may result in future income tax benefits of approximately $4,180,662. However, because realization is uncertain at this time, a valuation reserve in the same amount has been established. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The components of the net deferred tax asset, the statutory tax rate, the effective rate and the elected amount of the valuation allowance are as follows:

	Year Ended September 30, 2011	Year Ended September 30, 2010

Statutory and effective tax rate
Domestic
Statutory U.S. federal rate	35.00%	35.00%
Foreign	26.50%	29.00%

	Year Ended September 30, 2011	Year Ended September 30, 2010

Income taxes recovered at the statutory and effective tax rate
Domestic
Statutory U.S. federal rate	$149,187	$59,360
Foreign	292,549	336,966

Timing differences:
Non-deductible expenses	(120,107)	(62,102)
Financing fees	–	497
Other deductible charges	2,188	2,474
Benefit of tax losses not recognized in the year	(323,817)	(337,195)

Income tax recovery (expense) recognized in the year	$–	$–

The approximate tax effects of each type of temporary difference that gives rise to deferred tax assets are as follows:

	Year Ended September 30, 2011	Year Ended September 30, 2010

Deferred income tax assets (liabilities)
Net operating loss carry-forwards	$4,180,662	$3,921,448
Oil and gas properties	108,009	160,227
Finance fee deductible in future years	–	64
Equipment	144,603	104,249
Valuation allowance	(4,433,274)	(4,185,988)

Net deferred income tax assets	$–	$–

16.	COMMITMENTS

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

Rental Agreement

On November 20, 2007 and December 1, 2008, the Company entered into two office lease agreements commencing December 1, 2007 and January 1, 2009 and expiring on November 30, 2012 and December 31, 2013, respectively. The annual payments due in Canadian dollars are as follows:

2012	$ 73,380
2013	$ 47,647
2014	$ 10,625

17.	LEGAL ACTIONS

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

This lawsuit has been stayed pending the out come of the other litigation by the Plaintiff against some of the above Defendants other than Deep Well and Northern. The Company believes the claims are without merit and will vigorously defend against them. As at September 30, 2011, no contingent liability has been recorded, as the Company believes that a successful outcome for the Plaintiff is remote.

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

Deep Well plans to vigorously defend itself against the Plaintiff’s claims. As at September 30, 2011, no contingent liability has been recorded, as the Company believes that a successful outcome for the Plaintiff is remote.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the fiscal years ended September 30, 2011 and 2010, there were no changes in, or disagreements with, our independent accountant on accounting and financial disclosure matters.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of our fiscal year ended September 30, 2011, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934) was carried out under the supervision and with the participation of our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that as of the end of that fiscal year, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) to provide reasonable assurance regarding the reliability of our financial reporting and consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Our management, which included our principal executive officer and principal financial officer, assessed our internal control over financial reporting as of September 30, 2011. This assessment was based on criteria for effective internal control over financial reporting described in the internal control integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes that, as of September 30, 2011, our internal control over financial reporting was effective.

Attestation Report of the Independent Registered Public Accounting Firm

We are a smaller reporting company within the meaning of Rule 12b-2 under the Exchange Act. Therefore this annual report on Form 10-K is not required to include an attestation report of our independent registered public accounting firm, Madsen & Associates, CPA’s Inc. with respect to our internal control over financial reporting. Madsen & Associates, CPA’s audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of our internal control over financial reporting. Accordingly, Madsen & Associates, CPA’s Inc. express no such opinion on our internal control over financial reporting as of September 30, 2011.

Changes in Internal Control Over Financial Reporting

During the fiscal year ended September 30, 2011 there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Deep Well reported all information that was required to be disclosed on Form 8-K during the fourth quarter of the fiscal year covered by this Form 10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The directors and executive officers of Deep Well are as follows:

As at September 30, 2011
Name	Age	Position/Office

Dr. Horst A. Schmid	78	Director and Chairman of the Board, President and Chief Executive Officer
Mr. Said Arrata	71	Director
Mr. Satya Brata Das	55	Director
Mr. David Roff	40	Director
Mr. Curtis James Sparrow	54	Director and Chief Financial Officer, Secretary and Treasurer
Mr. Malik Youyou	58	Director

Biographies of Directors and Executive Officers

Brief biographies of the directors and executive officers of Deep Well are set forth below. All directors hold office until the next annual stockholders’ meeting or until their death, resignation, retirement, removal, disqualification or until their successors have been elected and qualified. Vacancies in the existing Board may be filled by majority vote of the remaining directors. Officers of our Company serve at the will of the Board of Directors. As of September 30, 2011 there are no written employment contracts outstanding, but there are consulting contracts as disclosed herein.

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

Mr. Said Arrata has served as director of Deep Well since March 8, 2011 to present. Mr. Arrata is a highly experienced energy executive who brings a sophisticated understanding of energy company development to the Deep Well Board of Directors. Mr. Arrata is the Chairman of the Board of Directors and CEO of Sea Dragon Energy Inc., a firm domiciled in Calgary, devoted exclusively to overseas production, concentrated in Egypt. In 2007 the company he co-founded, Centurion Energy, was sold for $1.2 billion to Dana Gas and Mr. Arrata subsequently established Sea Dragon Energy Inc. Reputed as a company-builder, focused on building maximum value for shareholders during his more than 40 years in the oil and gas industry during which he held management and board positions with major oil and gas companies in Canada and overseas. Mr. Arrata holds a B.Sc. degree in Petroleum Engineering along with several post-graduate accreditations at various universities in North America and is an active member of several professional engineering and industry associations.

Mr. Satya Brata Das has served as director of Deep Well since March 8, 2011 to present. Mr. Das offers strategic advice and guidance to public and private sector leaders as co-founder, director and Principal of Edmonton based Cambridge Strategies Inc. A public policy expert on the sustainable development of heavy oil and the oil sands, he is author of “Green Oil: Clean Energy for the 21st Century?” A frequent commentator on air, in print and on podiums, Mr. Das brings his deep experience and insight on public policy issues to the Deep Well Board. A former Columnist, foreign correspondent and editorialist, Mr. Das has advised at the highest levels of municipal, provincial and national governments in Canada.

Mr. Curtis James Sparrow has served as director of Deep Well since February 6, 2004. From that time until the present Mr. Sparrow has also been the Chief Financial Officer, Corporate Secretary and Treasurer of Deep Well. Since the mid 1980s, Mr. Sparrow has been a self-employed management consultant. Mr. Sparrow has been involved in the oil and gas industry in various capacities for over 30 years. He held directorships and senior officer positions with junior exploration and development companies before becoming a self-employed consultant. He has since participated in the marketing side of the oil and gas industry, and was part of an acquisition team formed to assess and develop a bid for a multi-billion dollar integrated oil company. His experience also includes corporate and project management, international businesses and mining. Mr. Sparrow received his Bachelor of Science Degree in Engineering and Masters Degree in Business Administration from the University of Alberta. Mr. Sparrow is also a registered Professional Engineer.

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

Mr. Malik Youyou has served as director of Deep Well since August 20, 2008 to present. Mr. Youyou is an experienced international entrepreneur, investor and director of several companies.

Family Relationships

There are no family relationships among the directors and executive officers of our Company.

Involvement in Certain Legal Proceedings

In the past ten years:

No bankruptcy petition has been filed by or against any business of which any current director was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

No current director has been convicted in a criminal proceeding and is not subject to a pending criminal proceeding (excluding traffic violations and other minor offences).

No current director has been the subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

No current director has been the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity.

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

No current director has been the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any federal or state securities or commodities law or regulation; any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order or disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity.

No current director has been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our Company’s officers, directors and persons who beneficially own more than 10% of a registered class of our Company’s equity securities to file reports of ownership and changes in ownership with the SEC, and to furnish to our Company copies of such reports. Based solely on the review of Forms 3 and 4 received by our Company during the September 30, 2011 fiscal year, as required under Section 16(a)(2) of the Securities Exchange Act of 1934, the following directors and or officers did not report on a timely basis as follows:  Dr. Horst A. Schmid, a director and executive officer of our Company, filed one Form 4 late in connection with which two transactions were not reported on a timely basis; Mr. Said Arrata, a director of our Company, filed one Form 3 late and two Form 4s late; Mr. Satya Brata Das, a director of our Company, filed one Form 4 late; Mr. David Roff, a director of our Company, filed two Form 4s late; Mr. Curtis Sparrow, a director and executive officer of our Company, filed one Form 4 late in connection with which two transactions were not reported on a timely basis; Mr. Malik Youyou, a director and a 10% or more beneficial owner of our Company, filed three Form 4s late in connection with which five transactions were not reported on a timely basis.

Code of Ethics

As of September 30, 2011, our Company had not yet adopted a formal code of ethics governing its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have not adopted a code of ethics because we have limited operations. Our Board of Directors will address this issue in the future to determine the adoption of a code of ethics. In the meantime, our management intends to promote honest and ethical conduct, full, fair, accurate, understandable and timely disclosure in our reports to the SEC, and compliance with applicable governmental laws, rules and regulations.

Corporate Governance

Director Independence

We have not adopted standards for director independence, but in making a determination on our Board of Director’s independence under the standards for independence set forth by the NASDAQ Stock Market Rule 5605(a)(2), we determined that as of September 30, 2011, our Board of Directors consisted of three independent and three non-independent directors.  The directors of our Company are as follows:

As at September 30, 2011
Name	Year When First Appointed as Director
Dr. Horst A. Schmid	2004	Non-independent director
Mr. Said Arrata	2011	Independent director
Mr. Satya Brata Das	2011	Independent director
Mr. David Roff	2006	Non-independent director
Mr. Curtis James Sparrow	2004	Non-independent director
Mr. Malik Youyou	2008	Independent director

In 2011, our Board of Directors approved the adoption of the formation of a corporate governance committee, which will carry out the functions and duties as set out for a nominating committee and compensation committee. Our Board of Directors has designated Mr. Said Arrata, Mr. Satya Brata Das, Mr. David Roff and Mr. Curtis Sparrow to serve on our future corporate governance committee. Our Company currently does not have a corporate governance committee charter, but we are currently in the process of considering and developing a corporate governance committee charter. During our September 30, 2011 fiscal year end there were no meetings of our corporate governance committee.

Nominating Committee

Our Board of Directors recently adopted the formation of a corporate governance committee, which will include the functions and duties as a nominating committee. The committee members are Mr. Said Arrata as an independent director, Mr. Satya Brata Das as an independent director, Mr. David Roff as a non-independent director and Mr. Curtis Sparrow as a non-independent director. Our Company currently does not have a nominating committee charter or policy, however our Company does consider director candidates recommended by stockholders of our Company as set out in our amended and restated bylaws filed on September 3, 2009 with the SEC on Form 8-K and as set out under Shareholder Eligibility Rule 14a-11 of the SEC.  We are currently in the process of considering and developing a nominating committee charter or policy.

Audit Committee

We do not currently have an audit committee of our Board of Directors.  Our full Board of Directors fulfills the duties of an audit committee.

We do not have an independent audit committee financial expert on our Board of Directors. We believe that the cost related to retaining an audit committee financial expert at this time is prohibitive and that because of our limited operations, the services of an audit committee financial expert are not warranted at this time.

Compensation Committee

Our Company recently adopted the formation of a corporate governance committee, which will include the functions and duties as a compensation committee. The committee members are Mr. Said Arrata as an independent director, Mr. Satya Brata Das as an independent director, Mr. David Roff as a non-independent director and Mr. Curtis Sparrow as a non-independent director. From February 9, 2004 to present Mr. Curtis Sparrow has been the Chief Financial Officer, Corporate Secretary and Treasurer of Deep Well. Our Company currently does not have a compensation committee charter. We are currently in the process of considering and developing a compensation committee charter. Currently our entire Board of Directors review all compensation paid to the officers of our Company.

Shareholder Communications

We recognize the investment in our Company that stockholders of our common stock have made and accordingly, we are committed to the open exchange of ideas, concerns and suggestions with our stockholders. Stockholders desiring to communicate with the Board of Directors of the Company can do so by mailing a letter to the attention of the Chairman of the Board of Directors addressed to our Company’s corporate office at Suite 700, 10150 – 100 Street, Edmonton, Alberta, T5J 0P6. We did not hold a general meeting of stockholders during the fiscal year ended September 30, 2010.  Our general meeting of stockholders for the fiscal year ended September 30, 2009 was held on February 24, 2010.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides information about the compensation paid to, earned or received during the last two fiscal years ended September 30, 2011 and September 30, 2010, by the executive officers listed below (the “Named Executive Officers”).

Executive Compensation Summary

Name and Principal Position	Fiscal Year Sept. 30	Fee ($Cdn)		Bonus $	Stock Awards $	Option Awards $		Non-Equity Incentive Plan Compensation $	Non-qualified Deferred Compensation Earnings $	All Other Compensation $		Total ($US)

Dr. Horst A. Schmid (1)	2011	$150,000	(2)	$–	$–	$32,958	(3)	$–	$–	$2,000	(4)	$179,348
President and	2010	150,000	(2)	–	–	–		–	–	4,000	(4)	149,665
Chief Executive Officer

Mr. Curtis James Sparrow (5)	2011	$180,000	(6)	$–	$–	$32,958	(7)	$–	$–	$1,000	(8)	$207,226
Chief Financial Officer	2010	180,000	(6)	–	–	–		–	–	2,000	(8)	176,798

(1) Dr. Horst A. Schmid has served our Company as director and Chairman of the Board since February 6, 2004 to present. From June 29, 2005 to present Dr. Schmid has been the President and Chief Executive Officer of our Company.

(2) Portwest Investments Ltd., a company owned 100% by Dr. Horst A. Schmid, provided services as Chief Executive Officer and President to our Company for Cdn $150,000 for the 2011 fiscal year and Cdn $150,000 for the 2010 fiscal year. For the 2011 and 2010 fiscal years, our Company accrued Cdn $93,750 and Cdn $37,500, respectively, in amounts owing to Portwest, but did not pay out this accrued portion of the above fees to Portwest for the services of Dr. Schmid as Chief Executive Officer and President of our Company.

(3) On November 28, 2010, 375,000 and 390,000 stock options previously granted on November 28, 2005 to Dr. Horst A. Schmid and Portwest Investments Ltd., respectively expired unexercised. On March 23, 2011, our Board granted Dr. Schmid options to purchase 450,000 shares each of common stock at an exercise price of $0.14 per common share, 150,000 vesting immediately and the remaining vesting one-third on March 23, 2012, and one-third on March 23, 2013, with a five-year life.

(4) Dr. Horst A. Schmid was paid $2,000 for the fiscal year 2011 and $4,000 for the fiscal year 2010, for director’s fees for his services on the Board of Directors as Chairman of the Board of our Company.

(5) Mr. Curtis James Sparrow has served our Company as director since February 6, 2004. From February 9, 2004 to present Mr. Sparrow has been the Chief Financial Officer, Corporate Secretary and Treasurer of our Company.

(6) Concorde Consulting, a company owned 100% by Mr. Curtis James Sparrow, provided services as Chief Financial Officer to our Company for Cdn $180,000 for the 2011 fiscal year and Cdn $180,000 for the 2010 fiscal year. For the 2011 and 2010 fiscal years,  our Company accrued Cdn $45,000 and Cdn $30,000, respectively, in amounts owing to Concorde, but did not pay out this accrued portion of the above fees to Concorde for the services of Mr. Sparrow as Chief Financial Officer of our Company.

(7) On November 28, 2010, 375,000 and 390,000 stock options previously granted on November 28, 2005 to Mr. Curtis James Sparrow and Concorde Consulting, respectively expired unexercised. On March 23, 2011, our Board granted, Mr. Sparrow options to purchase 450,000 shares each of common stock at an exercise price of $0.14 per common share, 150,000 vesting immediately and the remaining vesting one-third on March 23, 2012, and one-third on March 23, 2013, with a five-year life.

(8) Mr. Curtis James Sparrow was paid $1,000 for the fiscal year 2011 and $2,000 for the fiscal year 2010, for director’s fees for his services on the Board of Directors as director of our Company.

Compensation Arrangements for Executive Officers

Our Company currently does not provide retirement benefits to its executive officers.

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

On November 28, 2005, our Board of Directors of our Company granted 390,000 options to acquire common shares to the above corporations providing consulting services to our Company and on November 28, 2010 these options expired unexercised.

Outstanding Equity Awards Granted to Executive Officers at September 30, 2011

	Options Awards (1)					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Portwest Investments Ltd. (1)	–	–	–	–	–	–	–	–	–
Concorde Consulting (2)	–	–	–	–	–	–	–	–	–

(1) Portwest Investments Ltd., is owned 100% by Dr. Horst A. Schmid. On November 28, 2010, all stock options granted to Portwest Investments Ltd. expired unexercised and no further options were granted to Portwest Investments Ltd.

(2) Concorde Consulting, is owned 100% by Mr. Curtis James Sparrow. On November 28, 2010, all stock options granted to Concorde Consulting expired unexercised and no further options were granted to Concorde Consulting.

Compensation of Directors

On November 28, 2005, our Company adopted a cash compensation plan pursuant to which each director is paid the amount of $500 for each meeting of the Board of Directors or committee meeting that they attend, or resolution participated in, plus, we reimburse each director for actual expenses incurred in connection with Board meeting attendance. The Chairman of the Board is paid $1,000 for each Board event as described above plus reimbursement for actual expenses incurred in connection with Board meeting attendance.

On November 28, 2005, our Board of Directors of Deep Well adopted the Deep Well Oil & Gas, Inc. Stock Option Plan. The Stock Option Plan was approved by the majority of shareholders at the February 24, 2010 general meeting of shareholders. The Stock Option Plan is administered by our Board of Directors and permits options to acquire shares of Deep Well’s common stock to be granted to directors of our Company. The vesting of such director options will occur only if the holder of the options continues to provide services to us during the immediate annual period preceding the relevant vesting date. The options will terminate at the close of business five years from the date of grant. On November 28, 2010, stock options granted directly and indirectly to Dr. Horst A. Schmid and Mr. Curtis James Sparrow expired unexercised. Mr. David Roff, a director of our Company, had 375,000 stock options expire on October 25, 2011 unexercised.

On March 23, 2011, our Board of Directors granted each of its directors, Dr. Horst A. Schmid, Mr. Said Arrata, Mr. Satya Das, Mr. David Roff, Mr. Curtis Sparrow and Mr. Malik Youyou, options to purchase 450,000 shares of common stock at an exercise price of $0.14 per common share, 150,000 vesting immediately and the remaining vesting one-third on March 23, 2012, and one-third on March 23, 2013, with such options expiring on March 23, 2016.

For the period ended September 30, 2011, the Company recorded share based compensation expense related to stock options in the amount of $199,081 (September 30, 2010 - $nil) as 2,700,000 new stock options were issued. No options were exercised during the year ended September 30, 2011.  Therefore, the intrinsic value of the options exercised during the year ended September 30, 2011 is $nil. As of September 30, 2011, there was remaining unrecognized compensation cost of $134,615 related to the non-vested portion of these unit option awards. Compensation expense is based upon straight-line depreciation of the grant-date fair value over the vesting period of the underlying unit option.

Director Compensation at September 30, 2011
Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)		Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dr. Horst A. Schmid	Disclosed in the Executive Compensation Summary under Item 11.
Mr. Said Arrata(2)	500	(3)	70,000	(3)	32,958	–	–	–	103,458
Mr. Satya Brata Das(5)	500	(6)	–		32,958	–	–	–	33,458
Mr. David Roff(7)	1,000	(8)	–		32,958	–	–	–	33,958
Mr. Curtis James Sparrow	Disclosed in the Executive Compensation Summary under Item 11.
Mr. Malik Youyou(9)	$1,000	(10)	–		32,958	–	–	–	$33,958

(1) These estimated valuations include the value of the vested options received on March 23, 2011.

(2) Mr. Said Arrata has served our Company as Director since March 8, 2011.

(3) Our Company paid Mr. Said Arrata $500 for the fiscal year 2011 for director’s fees for his services on our Board of Directors as director of our Company.

(4) As approved by our Board of Directors, Mr. Said Arrata received 500,000 shares of common stock as an incentive to join our Board of Directors.

(5) Mr. Satya Brata Das has served our Company as Director since March 8, 2011.

(6) Our Company paid Mr. Satya Brata Das $500 for the fiscal year 2011 for director’s fees for his services on our Board of Directors as director of our Company.

(7) Mr. David Roff has served our Company as Director since April 3, 2006.

(8) Our Company paid Mr. David Roff $1,000 for the fiscal year 2011 for director’s fees for his services on our Board of Directors as director of our Company.

(9) Mr. Malik Youyou has served our Company as Director since August 20, 2008.

(10) Our Company accrued $1,000 for director’s fees for Mr. Malik Youyou’s services on our Board of Directors as director of our Company for the 2011 fiscal year, but our Company did not pay out this accrued amount to Mr. Youyou for his services on our Board of Directors as director of our Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

As of September 30, 2011, with respect to shares of Deep Well common stock that may be issued under our existing equity compensation plan, see Item 5 “Equity Compensation Plan Information” of this report on Form 10-K.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the number and percentage of the beneficial ownership of shares of our Company’s outstanding common stock as of September 30, 2011 by each person or group known by us to be the beneficial owner of more than 5%, and all of our directors and executive officers individually and as a group.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS As of September 30, 2011
Name and Address of Beneficial Owner	Title of Class	Number of Shares Beneficially Owned (1) (2)	Percentage of Class Beneficially Owned		Nature of Ownership

Malik Youyou Director Sadovnicheskeya nab 69 Moscow 115035, Russia	Common	112,098,109	61.95	% (3)	Direct and Indirect

LB (Swiss) Private Bank Ltd. Beneficial Owner of 5% or more Boersenstrasse 16 Postfach Zurich CH-8022, Switzerland	Common	12,115,276	8.86	(4)	Direct

Dr. Horst A. Schmid Director and Chairman of the Board, President and Chief Executive Officer Suite 700, 10150 - 100 Street Edmonton, Alberta T5J 0P6 Canada	Common	2,100,000	1.53	%(5)	Direct and Indirect

Mr. Satya Brata Das Director Suite 710, 10150 - 100 Street Edmonton, Alberta T5J 0P6 Canada	Common	1,847,370	1.34	% (6)	Direct and Indirect

Mr. Said Arrata Director Suite 2320, 255 – 5 Avenue S.W. Calgary, Alberta T2P 3G6 Canada	Common	650,000	*	(7)	Direct

Mr. David Roff Director 27 Chicora Avenue Toronto, Ontario M5R 1W7 Canada	Common	604,886	*	(8)	Direct

Mr. Curtis James Sparrow Director, Chief Financial Officer, Corporate Secretary and Treasurer Suite 700, 10150 - 100 Street Edmonton, Alberta T5J 0P6 Canada	Common	150,000	*	(9)	Direct

All Officers and Directors as a Group	Common	117,450,365	64.24%		Direct and Indirect

* Less than 1%

(1) Under the rules of the SEC, a person or entity beneficially owns stock of a company if such person or entity directly or indirectly has, or shares the power to, vote or direct the voting, or the power to dispose or direct the disposition of such stock, whether through any contract, arrangement, understanding, relationship or otherwise. A person or entity is also deemed to be the beneficial owner of stock if such person or entity has the right to acquire either of such powers at any time within 60 days through the exercise of any option, warrant, right or conversion privilege or pursuant to the power to revoke a trust, a discretionary account or similar arrangement or pursuant to the automatic termination of a trust, discretionary account or similar arrangement.

(2) Based on 136,739,971 of our common shares issued and outstanding on September 30, 2011. For calculating the percentage of beneficial ownership separately for each person, his or her options, warrants or both that can be acquired within 60 days are included in both the numerator and the denominator. For the directors as a group, their collective options and warrants that can be acquired within 60 days are included in both the numerator and the denominator when calculating their group percentage ownership.

(3) Mr. Malik Youyou has served our Company as director from August 20, 2008 to present. As of September 30, 2011, Mr. Youyou beneficially owns 67,876,681 shares of our common stock, of which 61,717,900 are held directly and 6,158,781 are held by Westline Enterprises Limited, a corporation 100% owned by Mr. Youyou. Mr. Youyou also holds presently exercisable warrants to acquire 44,071,428 shares of our common stock and presently exercisable options to acquire 150,000 shares of our common stock. Assuming the issuance of 44,221,428 shares of our common stock, pursuant to the exercise of Mr. Youyou’s presently exercisable warrants and options, Mr. Youyou would beneficially own 61.95% of our Company’s outstanding common stock. As September 30, 2011, Mr. Youyou has not exercised any warrants or options and without the exercise of Mr. Youyou’s warrants and options, Mr. Youyou has a 49.64% ownership of our issued and outstanding common stock.

(4) LB (Swiss) Private Bank Ltd.’s ownership is based solely on a private placement entered into with our Company on May 25, 2007. In connection with the May 25, 2007 private placement, LB (Swiss) Private Bank Ltd., as principal, acquired 5,000,000 shares and warrants to purchase up to 5,000,000 shares of additional common stock of our Company. The warrants issued under this private placement have since expired, unexercised. In addition to the 5,000,000 shares of common stock acquired from us by LB (Swiss) Private Bank Ltd., an additional 7,115,276 shares are held of record by LB (Swiss) Private Bank Ltd. As of September 30, 2011, including the shares held of record, LB (Swiss) Private Bank Ltd.’s has an 8.86% ownership of our issued and outstanding common stock.

(5) Dr. Horst A. Schmid has served our Company as director and Chairman of the Board from February 6, 2004 to present. Dr. Schmid has also served our Company as President and Chief Executive Officer from June 29, 2005 to present. Dr. Schmid’s beneficial ownership consists of Portwest Investment Ltd., owning 1,950,000 shares of our common stock. Portwest Investment Ltd. is a private corporation registered in Alberta, Canada, which is 100% owned and controlled by Dr. Schmid. Dr. Schmid also has presently exercisable options to acquire 150,000 shares of our common stock. Assuming the issuance of 150,000 shares of common stock, pursuant to the exercise of Dr. Schmid’s presently exercisable stock options, Dr. Schmid would beneficially own 0.1.53% of our Company’s outstanding common stock. As September 30, 2011, Dr. Schmid has not exercised any stock options and without the exercise of Dr. Schmid’s options, Dr. Schmid has a 1.43% ownership of our issued and outstanding common stock.

(6) Mr. Satya Brata Das has served our Company as director since March 8, 2011. Mr. Das’ beneficial ownership of our common stock consist of 954,285 shares of our common stock, of which 240,000 are held directly and  714,285 are held by Cambridge Strategies Inc., a company 50% owned by Mr. Satya Brata Das and 50% owned by his wife. Mr. Das also directly owns presently exercisable warrants to acquire 28,800 shares of our common stock and presently exercisable options to acquire 150,000 shares of our common stock. Mr. Das also indirectly owns through Cambridge Strategies Inc. presently exercisable warrants to acquire an additional 714,285 shares of our common stock. Assuming the issuance of 893,085 shares of our common stock, pursuant to the exercise of Mr. Das’ presently exercisable warrants and options held directly and indirectly, Mr. Das would beneficially own 1.34% of our Company’s outstanding common stock. As September 30, 2011, Mr. Das has not exercised any warrants or options and without the exercise of Mr. Das’ warrants and options, Mr. Das has a 0.7% ownership of our issued and outstanding common stock.

(7 Mr. Said Arrata has served our Company as director since March 8, 2011 Mr. Arrata’s beneficial ownership of our common stock consist of 500,000 shares of our common stock. Mr. Arrata also directly owns presently exercisable options to acquire 150,000 shares of our common stock. Assuming the issuance of 150,000 shares of our common stock, pursuant to the exercise of Mr. Arrata’s presently exercisable stock options, Mr. Arrata would beneficially own 0.47% of our Company’s outstanding common stock. As September 30, 2011, Mr. Arrata has not exercised stock options and without the exercise of Mr. Arrata’s options, Mr. Arrata has a 0.37% ownership of our issued and outstanding common stock.

(8) Mr. David Roff has served our Company as director since April 3, 2006. Mr. Roff’s beneficial ownership consists of 79,886 shares of our common stock. Mr. Roff also directly owns presently exercisable options to acquire 525,000 shares of our common stock. Assuming the issuance of 525,000 shares of our common stock, pursuant to the exercise of Mr. Roff’s presently exercisable stock options, Mr. Roff would beneficially own 0.44% of our Company’s outstanding common stock. As September 30, 2011, Mr. Roff has not exercised stock options and without the exercise of Mr. Roff’s options, Mr. Roff has a 0.06% ownership of our issued and outstanding common stock. As of October 25, 2011, 375,000 options previously granted to Mr. Roff expired unexercised.

(9) Mr. Sparrow has served our Company as director and Chief Financial Officer since February 9, 2004. Mr. Sparrow holds presently exercisable options to acquire 150,000 shares of our common stock. Assuming the issuance of 150,000 shares of common stock, pursuant to the exercise of Mr. Sparrow’s presently exercisable stock options, Mr. Sparrow would beneficially own 0.11% of our Company’s outstanding common stock. As September 30, 2011, Mr. Sparrow has not exercised any stock options and without the exercise of Mr. Sparrow’s options, Mr. Sparrow has a 0.00% ownership of our issued and outstanding common stock.

Changes in Control

Except as described below, Deep Well is not aware of any arrangement that may result in a change in control of Deep Well or its subsidiary companies.

As of November 10, 2011, and based solely on Mr. Malik Youyou’s filed Form 4s and Amended Schedule 13D filed November 10, 2011, Mr. Youyou, a director of our Company, beneficially owns 112,098,109, representing 61.95% of our outstanding shares of common stock (assuming the exercise of options and warrants held by Mr. Youyou).

ITEM13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

On November 9, 2010, pursuant a subscription agreement, our Company completed a private placement with Mr. Malik Youyou of an aggregate of 29,571,428 units (“Units”) at a price of $0.07 per Unit, for total gross proceeds of $2,000,000. Each Unit is comprised of one (1) common share and one (1) common share purchase warrant. Each warrant entitles the holder to purchase one (1) common share at a price of $0.105 for a period of three years from the date of closing, provided that if the closing price of the common shares of our Company on the principal market on which our shares trade is equal to or exceeds $1.00 for thirty consecutive trading days, the warrant term shall automatically accelerate to the date which is thirty calendar days following the date that written notice has been given to the warrant holder. No commission or finder’s fees were payable in connection with this private placement. The Units were issued pursuant to Regulation S under the Securities Act of 1933, as amended. Mr. Youyou has been a director of our Company since August 20, 2008. Based solely on Mr. Youyou’s filed Form 4 and Amended Schedule 13D filed on November 10, 2010, Mr. Youyou beneficially owns 112,098,109 shares of common stock of our Company, representing 61.95% of our outstanding shares of common stock (assuming the exercise of options and warrants held by Mr. Youyou).

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

In the fiscal years ended September 30, 2011 and September 30, 2010, we paid, Collins Barrow, an independent third party, PCAOB registered, chartered accounting firm fees of Cdn $63,348 and Cdn $29,100, respectively, relating to the preparation of our Company’s tax returns, quarterly and annual consolidated financial statements which were audited by Madsen & Associates, CPA’s Inc.

The following table is a summary of the fees billed to us by Madsen & Associates, CPA’s Inc. for professional services for the fiscal years ended September 30, 2011 and September 30, 2010:

Fee Category	Fiscal 2011 Fees	Fiscal 2010 Fees

Audit Fees	$21,675	$19,275
Audit Related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–
Total Fees	$21,675	$19,075

Audit Fees

Audit fees consist of fees for services provided by Madsen & Associates, CPA’s Inc. for the audit of our annual financial statements included in this annual report on Form 10-K and for the review of our quarterly financial statements included in our quarterly filings on Form 10-Q.

Audit Committee Pre-Approval Policies and Procedures

Our Board of Directors has pre-approved, and pre-approves, all audit and non-audit services provided or to be provided by Madsen & Associates, CPA’s Inc.  Our Board of Directors has considered the nature and amount of the fees billed by Madsen & Associates, CPA’s Inc., and believes that the provision of the services for activities unrelated to the audit of our financial statements is compatible with maintaining the independence of Madsen & Associates, CPA’s Inc.

PART IV

ITEM1 5.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements filed with this report on Form 10-K

The following listed financial statements and report of independent registered public accounting firm are filed as part of this annual report on Form 10-K (see “Item 8 - Consolidated Financial Statements” of this report on Form 10-K):

1.	Consolidated Balance Sheets for September 30, 2011 and 2010.
2.	Consolidated Statements of Operations For the Years Ended September 30, 2011 and 2010 and 2009 and the Period From September 10, 2003 (Inception of Exploration Stage) to September 30, 2011.
3.	Consolidated Statements of Shareholders’ Equity For the Period From September 10, 2003 (Inception of Exploration Stage) to September 30, 2011.
4.	Consolidated Statements of Cash Flows For the Years Ended September 30, 2011, 2010 and 2009 and the Period From September 10, 2003 (Inception of Exploration Stage) to September 30, 2011.
5.	Notes to the Consolidated Financial Statements.
6.	Madsen & Associates, CPA’s Inc.’s Report of Independent Registered Public Accounting Firm.

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

10.1*	Consulting agreement by and between Northern and Portwest Investments Ltd., dated July 1, 2005, (incorporated by reference to exhibit 10.16 to our Form 10-KSB filed on February 23, 2007).

10.2*	Consulting agreement by and between Northern and Concorde Consulting, dated July 1, 2005, (incorporated by reference to exhibit 10.17 to our Form 10-KSB filed on February 23, 2007).

10.3*	Deep Well Oil & Gas, Inc. Stock Option Plan (“The Plan”), effective November 28, 2005, (Form 8-K filed on March 3, 2006).

10.4*	Sample Stock Option Agreements with all Directors, (incorporated by reference to exhibit 10.25 to our Form 10-KSB filed on February 23, 2007).

10.5*	Sample Stock Option Agreements with all Contractors, (incorporated by reference to exhibit 10.26 to our Form 10-KSB filed on February 23, 2007).

10.6	Sample Indemnity Agreement with all Directors, (incorporated by reference to exhibit 10.27 to our Form 10-KSB filed on February 23, 2007).

10.7	Non-Qualified Stock Option Agreement issued to R.N. Dell Energy Ltd. effective September 20, 2007, (incorporated by reference to exhibit 10.9 to our Form 10-QSB filed on October 30, 2007).

10.8	Non-Qualified Stock Option Agreement issued to Employee, effective September 20, 2007,(incorporated by reference to exhibit 10.10 to our Form 10-QSB filed on October 30, 2007).

10.9	Form of Subscription Agreement dated August 14, 2008 by and among our Company with one investor, (incorporated by reference to exhibit 4.1 to our Form 8-K filed on August 15, 2008).

10.10	Form of Subscription Agreement dated October 31, 2008 by and among our Company with one investor, (incorporated by reference to exhibit 4.4 to our Form 8-K filed on August 15, 2008).

10.11	Form of Subscription Agreement dated November 9, 2010 by and among our Company with two investors, (incorporated by reference to exhibit 4.1 to our Form 8-K filed on November 15, 2010).

21.1	Subsidiaries of Registrant, filed herewith.

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a), filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), filed herewith.

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, filed herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, filed herewith.

101	Interactive Data Files

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEEP WELL OIL & GAS, INC.

By	/s/ Dr. Horst A. Schmid
Dr. Horst A. Schmid
Chairman of the Board

Date	December 29, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Dr. Horst A. Schmid
Dr. Horst A. Schmid
Chief Executive Officer and President
(Principal Executive Officer)

Date	December 29, 2011

By	/s/ Curtis James Sparrow
Mr. Curtis James Sparrow
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date	December 29, 2011