Form 10-Q
period 2011-12-31
DEEP WELL OIL & GAS INC
filed 2012-02-14
CIK 869495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2011

or

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

The number of shares of common stock outstanding as of December 31, 2011 was 136,739,971.

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)

(Exploration Stage Company)

Consolidated Balance Sheets

December 31, 2011 and September 30, 2011

	December 31,	September 30,
	2011	2011
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$507,733	$723,766
Accounts receivable net of allowance of $368,753 (September 30, 2011 - $350,298)	27,344	34,727
Accounts receivable – related party (Note 9)	49	2,522
Prepaid expenses	42,089	48,298

Total Current Assets	577,215	809,313

Long term investments (Note 8)	253,153	247,937
Oil and gas properties (Note 3)	13,159,654	13,140,951
Property and equipment net of depreciation (Note 7)	400,967	425,895

TOTAL ASSETS	$14,390,989	$14,624,096

LIABILITIES
Current Liabilities
Accounts payable	$14,795	$18,926
Accounts payable – related parties (Note 9)	243,086	202,638

Total Current Liabilities	257,881	221,564

Asset retirement obligations (Note 10)	398,220	387,368

TOTAL LIABILITIES	656,101	608,932

SHAREHOLDERS’ EQUITY
Common Stock: (Note 11)
Authorized: 300,000,000 shares at $0.001 par value
Issued and outstanding: 136,739,971 shares
(September 30, 2011 – 136,739,971 shares) (Note 11)	136,739	136,739
Additional paid in capital	27,099,965	27,058,078
Deficit accumulated during exploration stage	(13,501,816)	(13,179,653)

Total Shareholders’ Equity	13,734,888	14,015,164

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,390,989	$14,624,096

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)

(Exploration Stage Company)

(Unaudited)

Consolidated Statements of Operations and Comprehensive Loss

For the Three Months Ended December 31, 2011, and 2010 and the Period from September 10, 2003 (Inception of Exploration Stage) to December 31, 2011

	Three Months	Three Months	September 10,
	Ended	Ended	2003 to
	December 31,	December 31,	December 31,
	2011	2010	2011

Revenue	$—	$—	$—

Expenses
General and administrative	308,411	222,207	13,283,402
Depreciation and accretion	31,393	40,976	573,439

Net loss from operations	(339,804)	(263,183)	(13,856,841)

Other income and expenses
Rental and other income	16,771	1,668	40,542
Interest income	934	450	211,017
Interest expense	—	—	(208,580)
Forgiveness of loan payable	—	—	287,406
Settlement of debt	—	—	24,866
Loss on disposal of assets	(64)	—	(226)

Net loss and comprehensive loss	$(322,163)	$(261,065)	$(13,501,816)

Net loss per common share
Basic and Diluted	$0.00	$0.00

Weighted Average Outstanding Shares (in thousands)
Basic and Diluted	136,740	136,060

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)

(Exploration Stage Company)

(Unaudited)

Consolidated Statements of Cash Flows

For the Three Months Ended December 31, 2011and 2010 and the Period from September 10, 2003 (Inception of Exploration Stage) to December 31, 2011

	Three Months	Three Months	September 10,
	Ended	Ended	2003 to
	December 31,	December 31,	December 31,
	2011	2010	2011

Cash Provided by (Used in):

Operating Activities
Net loss	$(322,163)	$(261,065)	$(13,501,816)
Items not affecting cash:
Share based compensation	41,887	—	1,259,310
Bad debts	—	—	522,240
Depreciation and accretion	31,393	40,976	573,438
Forgiveness of loan payable	—	—	(287,406)
Settlement of lawsuit	—	—	435,549
Commissions withheld from loans proceeds	—	—	121,000
Loss on disposal of assets	64	—	226
Net changes in non-cash working capital (Note 13)	52,382	35,802	(337,268)

Net Cash (Used) in Operating Activities	(196,437)	(184,287)	(11,214,727)
Investing Activities
Purchase of property and equipment	(860)	—	(904,469)
Investment in oil and gas properties	(13,520)	(138,931)	(8,588,894)
Long term investments	(5,216)	(6,432)	(253,153)
Cash from acquisition of subsidiary	—	—	11,141
Return of costs from farmout agreement	—	—	961,426

Net Cash (Used) in Investing Activities	(19,596)	(145,363)	(8,773,949)
Financing Activities
Loan payable	—	—	275,852
Loan advance – related parties	—	—	(811,746)
Note payable repayment	—	—	(111,306)
Debenture repayment	—	—	(1,004,890)
Deposit on stock subscription	—	(48,555)	—
Proceeds from issuance of common stock	—	2,050,000	21,269,499
Proceeds from debenture net of commissions	—	—	879,000

Net Cash Provided by Financing Activities	—	2,001,445	20,496,409

Increase (decrease) in cash and cash equivalents	(216,033)	1,671,795	507,733

Cash and cash equivalents, beginning of period	723,766	103,550	—

Cash and cash equivalents, end of period	$507,733	$1,775,345	$507,733

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)

(Exploration Stage Company)

(Unaudited)

Notes to the Consolidated Financial Statements

December 31, 2011

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

These interim consolidated financial statements follow the same significant accounting policies and methods of application as the Company’s annual consolidated financial statements for the year ended September 30, 2011.

These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the information contained therein. However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011.

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

Asset Retirement Obligations

The Company accounts for asset retirement obligations by recording the estimated future cost of the Company’s plugging and abandonment obligations. The asset retirement obligation is recorded when there is a legal obligation associated with the retirement of a tangible long-lived asset and the fair value of the liability can reasonably be estimated. Upon initial recognition of an asset retirement obligation, the Company increases the carrying amount of the long-lived asset by the same amount as the liability. Over time, the liabilities are accreted for the change in their present value through charges to oil and gas production and well operations costs. The initial capitalized costs are depleted over the useful lives of the related assets through charges to depreciation, depletion, and amortization. If the fair value of the estimated asset retirement obligation changes, an adjustment is recorded to both the asset retirement obligation and the asset retirement cost. Revisions in estimated liabilities can result from revisions of estimated inflation rates, escalating retirement costs, and changes in the estimated timing of settling asset retirement obligations. As at December 31, 2011, asset retirement obligations amount to $398,220. The Company has posted bonds, where required, with the Government of Alberta based on the amount the government estimates the cost of abandonment and reclamation to be.

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

Accounting Method

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

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights, unless the exercise becomes antidilutive and then the basic and diluted per share amounts are the same.

Financial Instruments

Fair Values

Financial instruments include cash and cash equivalents, accounts receivable, accounts receivable - related party, long term investments, investment in equity securities, accounts payable and accounts payable - related parties. The fair value of these financial instruments approximates their carrying value because of the short-term maturity of these items unless otherwise noted. The fair value of the investment in equity securities cannot be determined as the market value is not readily obtainable. The equity securities are reported using the cost method.

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

3.            Oil and Gas Properties

The Company has acquired interests in certain oil sands properties located in North Central Alberta, Canada. The terms include certain commitments related to oil sands properties that require the payments of rents as long as the leases are non-producing. As of December 31, 2011, Northern’s net payments due in Canadian dollars under this commitment are as follows:

2012	$33,869
2013	$45,158
2014	$45,158
2015	$45,158
2016	$45,158
2017	$45,158
Subsequent	$88,883

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

The Company plans to meet the second of these conditions. As at December 31, 2011, the Company has an interest in ten wells, which can be counted towards these requirements.

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

This consists of comparing the carrying value of the asset with the asset’s expected future undiscounted cash flows. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions. Proven oil and gas properties are reviewed for impairment on a field-by-field basis. No impairment losses were recognized for the period ended December 31, 2011 (September 30, 2011 - $nil).

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

4.            Capitalization of Costs Incurred in Oil & Gas Activities

The Company accounts for the cost of exploratory wells and continues to capitalize exploratory well costs after the completion of drilling as long as sufficient progress is being made in assessing the oil sands reserves to justify its completion as a producing well.

For the period ending December 31, 2011, the Company’s management determined that sufficient progress has been made in assessing its oil sands reserves for continued capitalization of exploratory well costs. In relation to this sufficient progress assessment of its oil sands project the Company considered among other criteria; long lead times in getting regulatory approval for oil sands thermal recovery projects, road bans, winter access only properties and governmental and environmental regulations which can and often delay development of oil sands projects. Because of these and other factors, the Company’s oil sands project can take significantly longer to complete than regular conventional drilling programs for lighter oil. To date the Company’s geological, engineering and economic studies continue to lead them to believe that there is continuing progress toward bringing the project to commercial production. Therefore, the Company has continued to capitalize its costs associated with its oil sands project.

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

The following table illustrates capitalized costs relating to oil and gas – producing activities for two periods ended December 31, 2011 and September 30, 2011:

	December 31, 2011	September 30, 2011

Unproved Oil and Gas Properties	$13,186,239	$13,165,546
Proved Oil and Gas Properties	—	—
Accumulated Depreciation	(26,585)	(24,595)

Net Capitalized Cost	$13,159,654	$13,140,951

5.            Exploration Activities

The following table presents information regarding the Company’s costs incurred in the oil and gas property acquisition, exploration and development activities for two periods ended December 31, 2011 and September 30, 2011:

	December 31, 2011	September 20, 2011

Acquisition of Properties:
Proved	$—	$—
Unproved	20,693	422,362
Exploration costs	47,153	163,914
Development costs	—	—

6.            Investment in Equity Securities

On February 25, 2005, the Company acquired an interest in Signet Energy Inc. (“Signet” formerly Surge Global Energy, Inc.) as a result of a Farmout Agreement. As of November 19, 2008, the Company converted its Signet shares into 2,241,558 shares of Andora Energy Corporation (“Andora”), which represents an equity interest in Andora of approximately 3.9% as of December 31, 2011, which is Andora’s fiscal year end. These shares are carried at a nominal value using the cost method and their value is included under oil and gas properties on our balance sheet.

7.            Property and Equipment

	December 31, 2011
		Accumulated	Net Book
	Cost	Depreciation	Value

Computer equipment	$31,084	$28,095	$2,989
Office furniture and equipment	33,199	18,894	14,305
Software	5,826	5,826	—
Leasehold improvements	4,936	2,410	2,526
Portable work camp	170,580	104,862	65,718
Vehicles	38,077	23,407	14,670
Oilfield equipment	154,713	69,184	85,529
Road mats	364,614	224,142	140,472
Wellhead	3,254	585	2,669
Tanks	96,085	23,996	72,089
	$902,368	$501,401	$400,967

	September 30, 2011
		Accumulated	Net Book
	Cost	Depreciation	Value

Computer Equipment	$30,655	$28,060	$2,595
Office furniture and equipment	33,199	18,141	15,058
Software	5,826	5,826	—
Leasehold improvements	4,936	2,277	2,659
Portable work camp	170,580	99,533	71,047
Vehicles	38,077	22,218	15,859
Oilfield equipment	154,713	64,682	90,031
Road Mats	364,614	212,752	151,862
Wellhead	3,254	407	2,847
Tanks	96,085	22,148	73,937
	$901,939	$476,044	$425,895

There was $25,727 of depreciation expense for the period ended December 31, 2011 (September 30, 2011 - $141,031).

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

9.            Significant Transactions With Related Parties

Accounts receivable – related party was $49 as of December 31, 2011 (September 30, 2011 - $2,522) for rents receivables from a corporation owned by a director. This amount is unsecured, non-interest bearing and has no fixed terms of repayment. The balance was repaid subsequent to year end.

Accounts payable – related parties was $243,086 as of December 31, 2011 (September 30, 2011 - $202,638) for fees payable to corporations owned by directors. This amount is unsecured, non-interest bearing, and has no fixed terms of repayment.

As of December 31, 2011, officers, directors, their families, and their controlled entities have acquired 52.19% of the Company’s outstanding common capital stock. This percentage does not include unexercised warrants or stock options.

The Company incurred expenses totalling $80,611 to two related parties for professional fees and consulting services during the period ended December 31, 2011 (September 30, 2011 - $209,117).

10.          Asset Retirement Obligations

The total future asset retirement obligation is estimated by management based on the Company’s net working interests in all wells and facilities, estimated costs to reclaim and abandon wells and facilities and the estimated timing of the costs to be incurred in future periods. At December 31, 2011, the Company estimates the undiscounted cash flows related to asset retirement obligation to total approximately $640,870 (September 30, 2011 - $644,226). The fair value of the liability at December 31, 2011 is estimated to be $398,220 (September 30, 2011 - $387,368) using a risk free rate of 3.74% and an inflation rate of 2%. The actual costs to settle the obligation are expected to occur in approximately 35 years.

Changes to the asset retirement obligation were as follows:

	December 31, 2011	September 30, 2011
Balance, beginning of year	$387,368	$386,934
Liabilities incurred	—	—
Effect of foreign exchange	7,176	(5,490)
Disposal	—	(6,839)
Accretion expense	3,676	12,763
Balance, end of year	$398,220	$387,368

11.          Common Stock

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

On March 23, 2011, the Board of Directors (the “Board”) approved the issuance of 500,000 restricted common shares valued at $70,000 to be issued to a new director as an incentive to join the Board. Also, on March 23, 2011, the Board approved issuance of 180,000 restricted common shares valued at $25,200 to be issued on April 1, 2011 to a contractor as compensation for services provided to the Company during the period from April 1, 2010 to March 31, 2011. These transactions have been recorded on in the Balance Sheets under Shareholders’ Equity at the fair value of the common shares issued.

On August 14, 2011, 12,638,297 warrants previously granted on August 14, 2008 expired unexercised.

On October 31, 2011, 14,500,000 warrants previously granted on October 31, 2008 expired unexercised.

There were 30,324,513 warrants outstanding as of December 31, 2011, (September 30, 2011 – 44,824,513), which have a historical fair market value of $1,058,429.

12.          Stock Options

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

On November 28, 2010, all of the stock options previously granted to Dr. Horst A. Schmid, Portwest Investments Ltd., Mr. Curtis James Sparrow, Concorde Consulting, Trebax Projects Ltd., Mr. Cyrus Spaulding, Mr. Donald E.H. Jones and Mr. Moses Ling, expired unexercised. In total 2,727,500 options granted to directors and former directors and their controlled companies expired.

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

On October 25, 2011, 375,000 stock options previously granted on October 25, 2006 to Mr. David Roff expired unexercised.

For the period ended December 31, 2011, the Company recorded share based compensation expense related to stock options in the amount of $41,887 (September 30, 2011 – $199,081) on the 2,700,000 stock options issued March 23, 2011. No options were exercised during the period ended December 31, 2011, therefore, the intrinsic value of the options exercised during the period ended December 31, 2011 is $nil. As of December 31, 2011, there was remaining unrecognized compensation cost of $92,728 related to the non-vested portion of these unit option awards. Compensation expense is based upon straight-line depreciation of the grant-date fair value over the vesting period of the underlying unit option.

	Shares Underlying Options Outstanding			Shares Underlying Options Exercisable
Range of Exercise Prices	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price

$0.47at December 31, 2011	240,000	0.72	$0.47	240,000	$0.47
$0.14 at December 31, 2011	2,736,000	4.18	0.14	936,000	0.14
	2,976,000	3.90	$0.17	1,176,000	$0.17

The aggregate intrinsic value of exercisable options as of December 31, 2011, was $nil (September 30, 2011 - $nil).

The following is a summary of stock option activity as at December 31, 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Market Value

Balance, September 30, 2011	3,351,000	$0.23	$0.15
Options expired October 25, 2011	(375,000)	0.71	0.27

Balance, December 31, 2011	2,976,000	$0.17	$0.13

Exercisable, December 31, 2011	1,976,000	$0.21	$0.15

The following table summarizes the activity of the Company’s non-vested stock options since September 30, 2011:

	Non-Vested Options
	Number of Shares	Weighted Average Exercise Price

Non-vested at September 30, 2011	1,800,000	$0.14

Non-vested at December 31, 2011	1,800,000	$0.14

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

Expected Term – Expected term of 5 years represents the period that the Company’s stock-based awards are expected to be outstanding.

Expected Volatility – Expected volatilities are based on historical volatility of the Company’s stock, adjusted where determined by management for unusual and non-representative stock price activity not expected to recur. The expected volatility used was 116%.

Expected Dividend – The Black-Scholes valuation model calls for a single expected dividend yield as an input. The Company currently pays no dividends and does not expect to pay dividends in the foreseeable future.

Risk-Free Interest rate – The Company bases the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The risk-free rate used was 2.07%.

13.          Changes in Non-Cash Working Capital

	Three Months Ended	Three Months Ended
	December 31, 2011	December 31, 2010

Accounts receivable	$9,856	$(7,082)
Prepaid expenses	6,209	38,430
Accounts payable	36,317	4,454

	$52,382	$35,802

14.          Commitments

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

Rental Agreement

On November 20, 2007 and December 1, 2008, the Company entered into two office lease agreements commencing December 1, 2007 and January 1, 2009 and expiring on November 30, 2012 and December 31, 2013, respectively. The annual payments due in Canadian dollars are as follows:

14

2012	$55,035
2013	$47,647
2014	$10,625

15.          Legal Actions

IGM Resources Corp vs. Deep Well Oil & Gas, Inc., et al

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

The Plaintiff was and still is a minority shareholder of 979708 Alberta Ltd. ("979708"). 979708 was in the business of discovering, assembling and acquiring oil and gas prospects. In 2002 and 2003, 979708 acquired oil and gas prospects in the Sawn Lake area of Alberta. On or about the 14th of July, 2003, all or substantially all the assets of 979708 were sold to Classic Energy Inc. The Plaintiff claims the value of the assets sold was far in excess of the value paid for those assets. On April 23, 2004, Northern purchased Classic Energy Inc.'s assets, some of which are under dispute by the Plaintiff. On June 7, 2005, Deep Well acquired all of the common shares of Northern thereby giving Deep Well an indirect beneficial interest in the assets in which the Plaintiff is claiming an interest.

The Plaintiff seeks an order setting aside the transaction and returning the assets to 979708, compensation in the amount of $15,000,000 Cdn, a declaration of trust declaring that Northern and Deep Well hold all of the assets acquired from 979708 and any property acquired by use of such assets, or confidential information of 979708, in trust for the Plaintiff.

This lawsuit has been stayed pending the outcome of the other litigation by the Plaintiff against some of the above defendants other than Deep Well and Northern. The Company believes the claims are without merit and will vigorously defend against them. As at December 31, 2011, no contingent liability has been recorded, as the Company believes that a successful outcome for the Plaintiff is remote.

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

Deep Well plans to vigorously defend itself against the Plaintiff's claims. As at December 31, 2011, no contingent liability has been recorded, as the Company believes that a successful outcome for the Plaintiff is remote.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes. For the purpose of this discussion, unless the context indicates another meaning, the terms: “Deep Well,” “Company,” “we,” “us” and “our” refer to Deep Well Oil & Gas, Inc. and its subsidiaries. This discussion includes forward-looking statements that reflect our current views with respect to future events and financial performance that involve risks and uncertainties. Our actual results, performance or achievements could differ materially from those anticipated in the forward-looking statements as a result of certain factors including risks discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Forward-Looking Statements” below and elsewhere in this report, and under the heading “Risk Factors” and “Environmental Laws and Regulations” in our annual report on Form 10-K for the fiscal year ended September 30, 2011, filed with the Securities and Exchange Commission on December 29, 2011.

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

On April 21, 2010, we announced our quotation on the OTCQB marketplace. This graduation from the “Pink Sheets – Current Information” tier recognizes the progress that we have made in meeting our reporting requirements under the Securities Exchange Act of 1934. The OTCQB is a market that requires companies to be up to date in their filing requirements under the Securities Exchange Act of 1934.

Results of Operations for the Three Months Ended December 31, 2011

We are an exploration stage company and as such do not have commercial production on any of our properties and, accordingly, we currently do not generate cash from operations. Since the inception of our current business plan, our operations have consisted primarily of various exploration and start-up activities relating to our properties, which included acquiring lease holdings by acquisitions and public offerings, seeking investors, locating joint venture partners, acquiring and analyzing seismic data, engaging various firms to comply with leasehold conditions and environmental regulations as well as project management, and developing our long term business strategies. For the three months ended December 31, 2011, and for the comparable period in the prior year, we generated no revenues from operations.

	Three Months Ended	Three Months Ended	September 10, 2003 to
	December 31, 2011	December 31, 2010	December 31, 2011
Revenue	$—	$—	$—

Expenses
General and administrative	$308,411	$222,207	$13,283,402
Depreciation and accretion	31,393	40,976	573,439

Net loss from operations	(339,804)	(263,183)	(13,856,841)

Other income and expenses
Rental and other income	16,771	1,668	40,542
Interest income	934	450	211,017
Interest expense	—	—	(208,580)
Forgiveness of loan payable	—	—	287,406
Settlement of debt	—	—	24,866
Loss on disposal of assets	(64)	—	(226)

Net loss and comprehensive loss	$(322,163)	$(261,065)	$(13,501,816)

For the quarter ended December 31, 2011, our general and administrative expenses increased by $86,204 from the quarter ended December 31, 2010, which increase was primarily due to (i) $41,887 of share-based compensation charged to expense, which was related to vested stock options that were granted to our directors, and (ii) $47,153 for operations charged to expense primarily for engineering fees to further evaluate our properties. For the quarter ending December 31, 2011, our general and administrative expenses, excluding share-based compensation expense of $47,887 and $47,153 in operations charged to expense, were $219,371. For the quarter ended December 31, 2010 our general and administrative expenses were $222,207. No share based compensation expense was recorded in the quarter end December 31, 2010. Based on this analysis our general and administrative costs remained relatively the same compared to our December 31, 2010 quarter-end. On March 23, 2011, our Board of Directors granted our directors, Dr. Horst A. Schmid, Mr. Said Arrata, Mr. Satya Das, Mr. David Roff, Mr. Curtis James Sparrow and Mr. Malik Youyou, options to purchase 450,000 shares of common stock at an exercise price of $0.14 per common share, 150,000 vesting immediately and the remaining vesting one-third on March 23, 2012, and one-third on March 23, 2013, with an expiration date of March 23, 2016.

For the quarter ended December 31, 2011, depreciation and accretion expense decreased by $9,583 compared to the quarter ended December 31, 2010, which was due to the depreciating value of our assets. Depreciation expense is computed using the declining balance method over the estimated useful life of the asset. In compliance with our accounting policy, only half of the depreciation is taken in the year of acquisition. No significant asset purchases were made in the quarter ended December 31, 2011.

For the quarter ended December 31, 2011, rental and other income increased by $15,103 compared to the quarter ended December 31, 2010, which was primarily due to an increase in income earned from subleasing a portion of our office space and other one-time fees.

For the quarter ended December 31, 2011, interest income increased by $450 compared to the quarter ended December 31, 2010, which was primarily due to an increase in interest income received from our cash held in banks.

As a result of the above transactions, our net loss and comprehensive loss from operations for the quarter ended December 31, 2011 increased by $61,098 compared to the quarter ended December 31, 2010. As discussed above, this increase was due to share-based compensation charged to expense and operations charged to expense primarily for engineering fees to further evaluate our properties.

Operations

Deep Well, through its subsidiaries Northern Alberta Oil Ltd. (“Northern”) and Deep Well Oil & Gas (Alberta) Ltd., currently has an 80% working interest in 56 contiguous sections on seven oil sands leases where we are the operator and a 40% working interest in an additional 12 contiguous sections on two oil sands leases in the Peace River oil sands area of Alberta, Canada. These nine oil sands leases cover 43,015 gross acres (17,408 gross hectares) with Deep Well having 31,376 net acres (12,698 net hectares).

Currently we have in place joint operating agreements with two other joint interest partners to manage our joint oil sands leases, all based on the 1990 Canadian Association of Petroleum Landmen (“CAPL”) Operating Procedure. Under these agreements our joint oil sands leases were evaluated seismically, geologically and by drilling to establish the continuity and the distribution of the crude bituminous-bearing Bluesky reservoir zone across our joint lands.

During our winter drilling season of 2008/2009 we successfully completed a drilling program and met our objectives by drilling six vertical wells, three of which were drilled on our oil sands permit in order to provide technical data to support the required Alberta Department of Energy regulation to convert our 5-year oil sands permit into a 15-year primary lease. The other three wells were drilled further to the North of any of our existing wells confirming the continuation of the main reservoir trend to the northwest. These wells were drilled to a depth of approximately 700 meters each. Along with the acquisition of road infrastructure on our properties, we acquired a well on our oil sands lease that was previously drilled and cased for heavy oil production in the Bluesky reservoir zone by an unrelated third party. In addition, we have a 40% working interest in three horizontal wells, which were previously drilled by our former farmout partner and are pending further evaluation and the development of an exploitation plan with our joint interest partner. All of our exploratory wells were logged, cored and analyzed by independent expert service providers.

In September 2009, we submitted an application to the Energy Resources Conservation Board (“ERCB”) for a commercial bitumen recovery scheme to evaluate one of our wells for potential development using Cyclical Steam Stimulation (“CSS”). Over a year later in October 2010, this application was approved by the ERCB. We have since put together a team of reservoir, drilling and completions engineers, along with project management and environmental consultants to assist us in the development of our pilot project using in-situ recovery technology. The CSS process involves steam injection into a well for a period of up to 60 days, potentially a “soaking” period of up to 5 days, followed by production of heavy oil for up to 60 days or more. This CSS thermal recovery scheme is not only for the production of heavy oil from the Bluesky reservoir zone of our Sawn Lake project but it will also aid in quantifying proven and probable reserves of oil.

In July 2010 and June 2011, it was determined through two separate independent reservoir engineering firms that our exploratory wells have found sufficient quantities of heavy oil in place to justify the completion of our wells for future production. It was also confirmed that our properties are suitable for employing thermal recovery methods on them. In addition, another hydrocarbon bearing zone was identified up-hole from the Bluesky reservoir zone presently being concentrated on by our Company. This secondary heavy oil zone is in the Peace River formation. We intend to continue the development of the larger Bluesky reservoir and at the same time we intend to evaluate this newly discovered reservoir by coring future wells where they intersect this zone.

In December 2010 and January 2011, two separate independent reservoir engineering firms prepared National Instrument 51-101 (a Canadian evaluation engineering standard) compliant resource appraisal reports for one of our joint venture partners. These reports evaluated the resource of some of our Sawn Lake joint properties and included an economic evaluation of the oil sands leases in the Sawn Lake area based on using thermal recovery to exploit the resource.

In 2011, we evaluated the options for production available to us to determine the preferable course of action for our Sawn Lake project. Drilling on 80% owned lands has opened new avenues for testing and further development of our Sawn Lake project. We have worked with two independent reservoir engineering companies to prepare a reservoir modeling simulation studies to determine the preferred method for us to develop our reservoir. Following these reservoir models and the recommendation of our reservoir engineers, we intend to develop a thermal pilot project on our properties, followed by a commercial expansion project. To further this goal in 2011, we engaged environmental consultants to proceed with the environmental studies mandated by Alberta environmental regulations before we can embark on our proposed thermal pilot project. The development progress of our properties is governed by several factors, such as federal and provincial governmental regulations.

Our proposed pilot project will be located on the Northern half of section 10-92-13W5 and has good road access on most of Penn West Petroleum Ltd.’s (“Penn West”) hard packed roads. Section 10-92-13W5 is approximately 3 kilometers away from the nearest Penn West hard packed road. We intend to upgrade our existing winter road to section 10-92-13W5 to an all-weather road. We intend to acquire the remaining road and build it as an all-weather road up to the proposed pilot project site. We plan to upgrade and or build the all-weather road to our proposed pilot project well site location during the initial phase of the project development.

Liquidity and Capital Resources

As of December 31, 2011, our total assets were $14,390,989. The decrease in our total assets from September 30, 2011 was primarily due to cash used to pay for costs relating to our CSS pilot project, which included engineering fees to evaluate our properties and general office expenses. Our total liabilities as of December 31, 2011 were $656,101. The increase in our total liabilities from September 30, 2011 was primarily due to an increase in accounts payable relating to fees we accrued that were payable to executive officers of our Company. As of December 31, 2011, our working capital was $319,334.

Our working capital (current liabilities subtracted from current assets) as of December 31, 2011 and September 31, 2011 was as follows:

	Three Months
	Ended	Year Ending
	December 31, 2011	September 30, 2011

Current Assets	$577,215	$809,313
Current Liabilities	257,881	221,564
Working Capital	$319,334	$587,749

As reported on our Consolidated Statement of Cash Flows under “Operating Activities”, for the quarter ended December 31, 2011, we incurred an increase of $41,887 in share-based compensation, which was related to the issuance of stock options granted to our directors on March 23, 2011. We did not record any incurred share-based compensation in the quarter ended December 31, 2010. For further information, see Note 12 to our consolidated financial statements included in this quarterly report on Form 10-Q. For the quarter ended December 31, 2011, our depreciation and accretion expense decreased by $9,583 from the quarter ended December 31, 2010, which was primarily due to a decrease in depreciation expense on our assets. No significant asset purchases were made in the quarter ended December 31, 2011. For the quarter ended December 31, 2011 we had an increase of $16,580 in net changes in non-cash working capital from the quarter ended December 31, 2010, which was primarily due to (i) an increase in accounts payable relating to fees we accrued that were payable to executive officers of our Company, and (ii) a decrease in prepaid expenses held as retainers for future services to be rendered to our Company.

As reported on our Consolidated Statement of Cash Flows under “Investing Activities”, we had a decrease of $125,411 on investment in our oil and gas properties for the quarter ended December 31, 2011 from the quarter ended December 31, 2010, which was primarily due to a decline in our field operations. For the quarter ended December 31, 2011, no additional money was required to be deposited with the ERCB to be held in trust. These investments are required by the ERCB to ensure there are sufficient future cash to meet the expected future asset retirement obligations, and are restricted for this purpose.

As reported on our Consolidated Statement of Cash Flows under “Financing Activities”, we did not enter into any agreements for cash proceeds from the issuance of our common stock for the quarter ended December 31, 2011. For the quarter ended December 31, 2010, we received cash proceeds from two private placements we completed in November 2010, in connection with which we issued an aggregate of 29,285,713 shares of common stock to two investors, at a price of $0.07 per common share, for total gross cash proceeds of $2,050,000, of which we had previously received a $48,555 deposit that was recorded in our consolidated financial statements in respect of our fiscal year ended September 30, 2010.

Our cash and cash equivalents for the period ending December 31, 2011 was $507,733 compared to $1,775,345 from the quarter ended December 31, 2010, which decrease was primarily due to cash used to pay for costs relating to our CSS pilot project, which included engineering fees to evaluate our properties and general office expenses. Since March 10, 2005, we have financed our business operations through a loan, fees derived from the farmout of some of our lands, private offerings of our common stock and other securities, and the sale of our common stock upon the exercise of certain warrants, realizing gross proceeds of approximately $21.6 million in cash. In some of these offerings, we sold units comprised of common stock and warrants to purchase additional common stock, and as a result of these offerings, we have an aggregate of 30,324,513 warrants outstanding as of December 31, 2011 with exercise prices ranging from $0.105 to $1.20 per share and are exercisable into 30,324,513 common shares of our Company stock. The warrants expiration dates range from June 22, 2012 to November 9, 2013. If all of these warrants are exercised we may realize aggregate cash proceeds of approximately $4.3 million. However, the warrant holders have complete discretion as to when and if the warrants are exercised before they expire and we cannot guarantee that the warrant holders will exercise any of the warrants.

For our long-term operations we anticipate that, among other alternatives, we may raise funds during the next 24 months through sales of our equity securities. We also note that if we issue more shares of our common stock, our stockholders may experience dilution in the percentage of their ownership of our common stock. We may not be able to raise sufficient funding from stock sales for long-term operations and if so, we may be forced to delay our business plans until adequate funding is obtained. We believe debt financing will not be an alternative for funding our operations, as we are an exploration stage company and due to the risky nature of our business.

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

Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors, which may cause the actual results to differ materially from the anticipated future results expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those set forward in the forward-looking statements include, but are not limited to:

•	changes in general business or economic conditions;
•	changes in legislation or regulation that affect our business;

•	our ability to obtain necessary regulatory approvals and permits;
•	our ability to receive approvals from the ERCB for additional tests to further evaluate the wells on our lands;
•	opposition to our regulatory requests by various third parties;
•	actions of aboriginals, environmental activists and other industrial disturbances;
•	the costs of environmental reclamation of our lands;
•	availability of labor or materials or increases in their costs;
•	the availability of sufficient capital to finance our business plans on terms satisfactory to us;
•	adverse weather conditions and natural disasters;
•	risks associated with increased insurance costs or unavailability of adequate coverage;
•	volatility of oil and natural gas prices;
•	competition;
•	changes in labor, equipment and capital costs;
•	future acquisitions or strategic partnerships;
•	the risks and costs inherent in litigation;
•	imprecision in estimates of reserves, resources and recoverable quantities of oil and natural gas;
•	product supply and demand;
•	fluctuations in currency and interest rates; and
•	the additional risks and uncertainties, many of which are beyond our control, referred to elsewhere in this quarterly report on Form 10-Q and in our other SEC filings.

The preceding bullets outline some of the risks and uncertainties that may affect our forward-looking statements. For a full description of risks and uncertainties, see the sections entitled “Risk Factors” and “Environmental Laws and Regulations” of our annual report on Form 10-K for the fiscal year ended September 30, 2011, filed with the SEC on December 29, 2011. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. Any forward looking statement speaks only as of the date on which it was made and, except as required by law, we disclaim any obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q, 8-K and any other SEC filing or amendments thereto should be consulted.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 under the Exchange Act and therefore we are not required to provide the information required under this item.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of our fiscal quarter ended December 31, 2011, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that as of the end of that quarter, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes In Internal Control Over Financial Reporting

During the fiscal quarter ended December 31, 2011, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There have been no new material developments in our litigation proceedings from those disclosed in our annual report on Form 10-K for the fiscal year ended September 30, 2011, filed with the Securities and Exchange Commission on December 29, 2011.

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K for the fiscal year ended September 30, 2011, filed with SEC on December 29, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

Information to be Reported on Form 8-K

We reported all information that was required to be disclosed on Form 8-K during the period covered by this quarterly report on Form 10-Q.

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

DEEP WELL OIL & GAS, INC.

By	/s/ Horst A. Schmid
Dr. Horst A. Schmid
Chief Executive Officer and President
(Principal Executive Officer)

Date	February 14, 2012

By	/s/ Curtis James Sparrow
Mr. Curtis James Sparrow
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date	February 14, 2012

