Form 10-Q
period 2012-03-31
DEEP WELL OIL & GAS INC
filed 2012-05-15
CIK 869495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

The number of shares of common stock outstanding as of March 31, 2012 was 136,739,971.

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)

(Exploration Stage Company)

Consolidated Balance Sheets

March 31, 2012 and September 30, 2011

	March 31,	September 30,
	2012	2011
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$277,316	$723,766
Accounts receivable net of allowance of $354,172 (September 30, 2011 - $350,298)	25,825	34,727
Accounts receivable – related party (Note 9)	1,316	2,522
Prepaid expenses	58,071	48,298

Total Current Assets	362,528	809,313

Long term investments (Note 8)	270,519	247,937
Oil and gas properties (Note 3)	13,194,655	13,140,951
Property and equipment net of depreciation (Note 7)	374,550	425,895

TOTAL ASSETS	$14,202,252	$14,624,096

LIABILITIES
Current Liabilities
Accounts payable	$38,729	$18,926
Accounts payable – related parties (Note 9)	303,196	202,638

Total Current Liabilities	341,925	221,564

Asset retirement obligations (Note 10)	412,392	387,368

TOTAL LIABILITIES	754,317	608,932

SHAREHOLDERS’ EQUITY
Common Stock: (Note 11)
Authorized: 300,000,000 shares at $0.001 par value
Issued and outstanding: 136,739,971 shares
(September 30, 2011 – 136,739,971 shares) (Note 11)	136,739	136,739
Additional paid in capital	27,138,969	27,058,078
Deficit accumulated during exploration stage	(13,827,773)	(13,179,653)

Total Shareholders’ Equity	13,447,935	14,015,164

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,202,252	$14,624,096

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)

(Exploration Stage Company)

(Unaudited)

Consolidated Statements of Operations and Comprehensive Loss

For the Three and Six Months Ended March 31, 2012, and 2011 and the Period from September 10, 2003
(Inception of Exploration Stage) to March 31, 2012

	Three Months	Three Months	Six Months	Six Months	September 10,
	Ended	Ended	Ended	Ended	2003 to March 31,
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011	2012

Revenue	$–	$–	$–	$–	$–

Expenses
General and Administrative	300,798	447,793	609,209	670,000	13,584,200
Depreciation and accretion	33,615	41,302	65,008	82,278	607,054

Net loss from operations	(334,413)	(489,095)	(674,217)	(752,278)	(14,191,254)

Other income and expenses
Rental and other income	7,538	52	24,309	1,720	48,080
Interest income	919	640	1,853	1,090	211,936
Interest expense	–	–	–	–	(208,580)
Forgiveness of loan payable	–	–	–	–	287,406
Settlement of debt	–	–	–	–	24,866
Loss on disposal of assets	–	(188)	(64)	(188)	(226)

Net loss and comprehensive loss	$(325,956)	$(488,591)	$(648,119)	$(749,656)	$(13,827,772)

Net loss per common share
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Outstanding
Shares (in thousands)
Basic and Diluted	136,740	136,106	136,740	136,083

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)

(Exploration Stage Company)

(Unaudited)

Consolidated Statements of Cash Flows

For the Six Months Ended March 31, 2012 and 2011 and the Period from September 10, 2003
(Inception of Exploration Stage) to March 31, 2012

	Six Months	Six Months	September 10,
	Ended	Ended	2003 to
	March 31,	March 31,	March 31,
	2012	2011	2012

Cash Provided by (Used in):

Operating Activities
Net loss	$(648,119)	$(749,656)	$(13,827,772)
Items not affecting cash:
Share based compensation	80,890	210,962	1,298,313
Bad debts	(10,665)	–	511,575
Depreciation and accretion	65,008	82,278	607,053
Forgiveness of loan payable	–	–	(287,406)
Settlement of lawsuit	–	–	435,549
Commissions withheld from loans proceeds	–	–	121,000
Loss on disposal of assets	64	188	226
Net changes in non-cash working capital (Note 13)	120,696	46,875	(268,954)

Net Cash (Used) in Operating Activities	(392,126)	(409,353)	(11,410,416)

Investing Activities
Purchase of property and equipment	(863)	(3,254)	(904,472)
Investment in oil and gas properties	(41,544)	(445,224)	(8,616,918)
Long term investments	(11,917)	(15,678)	(259,854)
Cash from acquisition of subsidiary	–	–	11,141
Return of costs from farmout agreement	–	–	961,426

Net Cash (Used) in Investing Activities	(54,324)	(464,156)	(8,808,677)

Financing Activities
Loan payable	–	–	275,852
Loan advance – related parties	–	–	(811,746)
Note payable repayment	–	–	(111,306)
Debenture repayment	–	–	(1,004,890)
Deposit on stock subscription	–	(48,555)	–
Proceeds from issuance of common stock	–	2,050,000	21,269,499
Proceeds from debenture net of commissions	–	–	879,000

Net Cash Provided by Financing Activities	–	2,001,445	20,496,409

Increase (decrease) in cash and cash equivalents	(446,450)	1,127,936	277,316

Cash and cash equivalents, beginning of period	723,766	103,550	–

Cash and cash equivalents, end of period	$277,316	$1,231,486	$277,316

Supplemental Cash Flow Information:
Cash paid for interest	$–	$–

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)

(Exploration Stage Company)

(Unaudited)

Notes to the Consolidated Financial Statements

March 31, 2012

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

Revisions in estimated liabilities can result from revisions of estimated inflation rates, escalating retirement costs, and changes in the estimated timing of settling asset retirement obligations. As at March 31, 2012, asset retirement obligations amount to $412,392. The Company has posted bonds, where required, with the Government of Alberta based on the amount the government estimates the cost of abandonment and reclamation to be.

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

Recently Adopted Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.” ASU 2011-05 amends ASC 220 to now require: (1) an entity should present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income; and (2) the entity should present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented; and (3) the tax effect for each component must be disclosed in the notes to the financial statements or presented in the statement in which other comprehensive income is presented. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The amendments do not require any transition disclosures. The adoption of these accounting standards has not had a significant effect on the financial statement presentation.

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments are effective for annual periods beginning after December 15, 2011. Early application by public entities is not permitted.

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

The Company has acquired interests in certain oil sands properties located in North Central Alberta, Canada. The terms include certain commitments related to oil sands properties that require the payments of rents as long as the leases are non-producing. As of March 31, 2012, Northern’s net payments due in Canadian dollars under this commitment are as follows:

2012	$22,579
2013	$45,158
2014	$45,158
2015	$45,158
2016	$45,158
2017	$45,158
Subsequent	$88,883

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

The Company plans to meet the second of these conditions. As at March 31, 2012, the Company has an interest in ten wells, which can be counted towards these requirements.

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

This consists of comparing the carrying value of the asset with the asset’s expected future undiscounted cash flows. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions. Proven oil and gas properties are reviewed for impairment on a field-by-field basis. No impairment losses were recognized for the period ended March 31, 2012 (September 30, 2011 - $nil).

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

For the period ended March 31, 2012, the Company’s management determined that sufficient progress has been made in assessing its oil sands reserves for continued capitalization of exploratory well costs. In relation to this sufficient progress assessment of its oil sands project the Company considered among other criteria; long lead times in getting regulatory approval for oil sands thermal recovery projects, road bans, winter access only properties and governmental and environmental regulations which can and often delay development of oil sands projects. Because of these and other factors, the Company’s oil sands project can take significantly longer to complete than regular conventional drilling programs for lighter oil. To date the Company’s geological, engineering and economic studies continue to lead them to believe that there is continuing progress toward bringing the project to commercial production. Therefore, the Company has continued to capitalize its costs associated with its oil sands project.

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

The following table illustrates capitalized costs relating to oil and gas – producing activities for two periods ended March 31, 2012 and September 30, 2011:

	March 31, 2012	September 30, 2011

Unproved Oil and Gas Properties	$13,223,349	$13,165,546
Proved Oil and Gas Properties	–	–
Accumulated Depreciation	(28,694)	(24,595)

Net Capitalized Cost	$13,194,655	$13,140,951

5.	Exploration Activities

The following table presents information regarding the Company’s costs incurred in the oil and gas property acquisition, exploration and development activities for two periods ended March 31, 2012 and September 30, 2011:

	March 31, 2012	September 30, 2011

Acquisition of Properties:
Proved	$–	$–
Unproved	57,803	422,362
Exploration costs	36,947	163,914
Development costs	–	–

6.	Investment in Equity Securities

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

7.	Property and Equipment

	March 31, 2012
		Accumulated	Net Book
	Cost	Depreciation	Value

Computer equipment	$31,084	$28,501	$2,583
Office furniture and equipment	33,199	19,647	13,552
Software	5,826	5,826	–
Leasehold improvements	4,936	3,232	1,704
Portable work camp	170,580	110,190	60,390
Vehicles	38,077	24,597	13,480
Oilfield equipment	154,713	73,685	81,028
Road mats	364,614	235,532	129,082
Wellhead	3,254	763	2,491
Tanks	96,085	25,844	70,240
	$902,368	$527,817	$374,550

	September 30, 2011
		Accumulated	Net Book
	Cost	Depreciation	Value

Computer Equipment	$30,655	$28,060	$2,595
Office furniture and equipment	33,199	18,141	15,058
Software	5,826	5,826	–
Leasehold improvements	4,936	2,277	2,659
Portable work camp	170,580	99,533	71,047
Vehicles	38,077	22,218	15,859
Oilfield equipment	154,713	64,682	90,031
Road mats	364,614	212,752	151,862
Wellhead	3,254	407	2,847
Tanks	96,085	22,148	73,937
	$901,939	$476,044	$425,895

There was $52,144 of depreciation expense for the period ended March 31, 2012 (September 30, 2011 - $141,031).

8.	Long Term Investments

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

9.	Significant Transactions With Related Parties

Accounts receivable – related party was $1,316 as of March 31, 2012 (September 30, 2011 - $2,522) for rents receivable from a corporation owned by a director. This amount is unsecured, non-interest bearing and has no fixed terms of repayment. The balance was repaid subsequent to quarter end.

Accounts payable – related parties was $303,196 as of March 31, 2012 (September 30, 2011 - $202,638) for fees payable to corporations owned by directors. This amount is unsecured, non-interest bearing, and has no fixed terms of repayment.

As of March 31, 2012, officers, directors, their families, and their controlled entities have acquired 52.19% of the Company’s outstanding common capital stock. This percentage does not include unexercised warrants or stock options.

The Company incurred expenses totalling $166,122 to two related parties for professional fees and consulting services during the period ended March 31, 2012 (September 30, 2011 - $209,117).

10.	Asset Retirement Obligations

The total future asset retirement obligation is estimated by management based on the Company’s net working interests in all wells and facilities, estimated costs to reclaim and abandon wells and facilities and the estimated timing of the costs to be incurred in future periods. At March 31, 2012, the Company estimates the undiscounted cash flows related to asset retirement obligation to total approximately $655,447 (September 30, 2011 - $644,226). The fair value of the liability at March 31, 2012 is estimated to be $412,392 (September 30, 2011 - $387,368) using a risk free rate of 3.74% and an inflation rate of 2%. The actual costs to settle the obligation are expected to occur in approximately 35 years.

Changes to the asset retirement obligation were as follows:

	March 31, 2012	September 30, 2011
Balance, beginning of period	$387,368	$386,934
Liabilities incurred	–	–
Effect of foreign exchange	16,259	(5,490)
Disposal	–	(6,839)
Accretion expense	8,765	12,763
Balance, end of period	$412,392	$387,368

11.	Common Stock

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

On March 23, 2011, the Board of Directors (the “Board”) approved the issuance of 500,000 restricted common shares valued at $70,000 to be issued to a new director as an incentive to join the Board. Also, on March 23, 2011, the Board approved issuance of 180,000 restricted common shares valued at $25,200 to be issued on April 1, 2011 to a contractor as compensation for services provided to the Company during the period from April 1, 2010 to March 31, 2011. These transactions have been recorded in the Balance Sheets under Shareholders’ Equity at the fair value of the common shares issued.

On August 14, 2011, 12,638,297 warrants previously granted on August 14, 2008 expired unexercised.

On October 31, 2011, 14,500,000 warrants previously granted on October 31, 2008 expired unexercised.

There were 30,324,513 warrants outstanding as of March 31, 2012, (September 30, 2011 – 44,824,513), which have a historical fair market value of $1,058,429.

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

On October 25, 2011, 375,000 stock options previously granted on October 25, 2006 to Mr. David Roff expired unexercised.

For the period ended March 31, 2012, the Company recorded share based compensation expense related to stock options in the amount of $80,890 (September 30, 2011 – $199,081) on the 2,700,000 stock options issued March 23, 2011. No options were exercised during the period ended March 31, 2012, therefore, the intrinsic value of the options exercised during the period ended March 31, 2012 is $nil. As of March 31, 2012, there was remaining unrecognized compensation cost of $53,725 related to the non-vested portion of these unit option awards. Compensation expense is based upon straight-line depreciation of the grant-date fair value over the vesting period of the underlying unit option.

	Shares Underlying Options Outstanding			Shares Underlying Options Exercisable
Range of Exercise Prices	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price

$0.47 at March 31, 2012	240,000	0.47	$0.47	240,000	$0.47
$0.14 at March 31, 2012	2,736,000	3.93	0.14	1,836,000	0.14
	2,976,000	3.66	$0.17	2,076,000	$0.18

The aggregate intrinsic value of exercisable options as of March 31, 2012, was $nil (September 30, 2011 - $nil).

The following is a summary of stock option activity as at March 31, 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Market Value

Balance, September 30, 2011	3,351,000	$0.23	$0.15
Options expired October 25, 2011	(375,000)	0.71	0.27

Balance, March 31, 2012	2,976,000	$0.17	$0.13

Exercisable, March 31, 2012	2,076,000	$0.18	$0.14

The following table summarizes the activity of the Company’s non-vested stock options since September 30, 2011:

	Non-Vested Options
	Number of Shares	Weighted Average Exercise Price

Non-vested at September 30, 2011	1,800,000	$0.14
Options vested at March 23, 2012	(900,000)	$0.14

Non-vested at March 31, 2012	900,000	$0.14

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

13.	Changes in Non-Cash Working Capital

	Six Months Ended	Six Months Ended
	March 31, 2012	March 31, 2011

Accounts receivable	$10,108	$(19,672)
Prepaid expenses	(9,773)	26,789
Accounts payable	120,361	39,758

	$120,696	$46,875

14.	Commitments

Compensation to Directors

Since the acquisition of Northern Alberta Oil Ltd., the Company and Northern have entered into the following contracts with the following companies for the services of their officers:

1)	Portwest Investments Ltd., a company owned 100% by Dr. Horst A. Schmid, for providing services to the Company as Chief Executive Officer and President for Cdn $12,500 per month. As of March 31, 2012, the Company has accrued Cdn $206,875 owing to Portwest Investments Ltd., and did not pay out this accrued portion to Portwest Investments Ltd. for the services of Dr. Schmid as Chief Executive Officer and President of the Company.

2)	Concorde Consulting, a company owned 100% by Mr. Curtis J. Sparrow, for providing services as Chief Financial Officer to the Company for $15,000 Cdn per month.

Rental Agreement

On November 20, 2007 and December 1, 2008, the Company entered into two office lease agreements commencing December 1, 2007 and January 1, 2009 and expiring on November 30, 2012 and December 31, 2013, respectively. The annual payments due in Canadian dollars are as follows:

2012	$36,690
2013	$47,647
2014	$10,625

15.	Legal Actions

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

This lawsuit has been stayed pending the outcome of the other litigation by the Plaintiff against some of the above defendants other than Deep Well and Northern. The Company believes the claims are without merit and will vigorously defend against them. As at March 31, 2012, no contingent liability has been recorded, as the Company believes that a successful outcome for the Plaintiff is remote.

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

Deep Well plans to vigorously defend itself against the Plaintiff's claims. As at March 31, 2012, no contingent liability has been recorded, as the Company believes that a successful outcome for the Plaintiff is remote.

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

Results of Operations for the Three and Six Months Ended March 31, 2012

We are an exploration stage company and as such do not have commercial production on any of our properties and, accordingly, we currently do not generate cash from operations. Since the inception of our current business plan, our operations have consisted primarily of various exploration and start-up activities relating to our properties, which included acquiring lease holdings by acquisitions and public offerings, seeking investors, locating joint venture partners, acquiring and analyzing seismic data, engaging various firms to comply with leasehold conditions and environmental regulations as well as project management, and developing our long term business strategies. For the six months ended March 31, 2012, and for the comparable period in the prior year, we generated no revenues from operations.

	Three Months	Three Months	Six Months	Six Months	September 10,
	Ended	Ended	Ended	Ended	2003 to March 31,
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011	2012

Revenue	$–	$–	$–	$–	$–

Expenses
General and administrative	300,798	447,793	609,209	670,000	13,584,200
Depreciation and accretion	33,615	41,302	65,008	82,278	607,054

Net loss from operations	(334,413)	(489,095)	(674,217)	(752,278)	(14,191,254)

Other income and expenses
Rental and other income	7,538	52	24,309	1,720	48,080
Interest income	919	640	1,853	1,090	211,936
Interest expense	–	–	–	–	(208,580)
Forgiveness of loan payable	–	–	–	–	287,406
Settlement of debt	–	–	–	–	24,866
Loss on disposal of assets	–	(188)	(64)	(188)	(226)

Net loss and comprehensive loss	$(325,956)	$(488,591)	$(648,119)	$(749,656)	$(13,827,772)

For the three months ended March 31, 2012, our general and administrative expenses decreased by $146,995 compared to the three months ended March 31, 2011, which was 33% decrease primarily due to a decrease in share-based compensation charged to expense, which was related to vested stock options that were granted to our directors and general office expenses.

For the six months ended March 31, 2012, our general and administrative expenses decreased by $60,791 compared to the six months ended March 31, 2011, which was a 10% decrease primarily due to a decrease in share-based compensation charged to expense, which was related to vested stock options that were granted to our directors and general office expenses. On March 23, 2011, our Board of Directors granted our directors, Dr. Horst A. Schmid, Mr. Said Arrata, Mr. Satya Das, Mr. David Roff, Mr. Curtis James Sparrow and Mr. Malik Youyou, options to purchase 450,000 shares of common stock at an exercise price of $0.14 per common share, 150,000 vesting immediately and the remaining vesting one-third on March 23, 2012, and one-third on March 23, 2013, with an expiration date of March 23, 2016.

For the three months ended March 31, 2012, depreciation and accretion expense decreased by $7,687 compared to the three months ended March 31, 2011, due to the depreciating value of our assets.

For the six months ended March 31, 2012, depreciation and accretion expense decreased by $17,270 compared to the six months ended March 31, 2011, which was due to the depreciating value of our assets. Depreciation expense is computed using the declining balance method over the estimated useful life of the asset. In compliance with our accounting policy, only half of the depreciation is taken in the year of acquisition. No significant asset purchases were made in the six months ended March 31, 2012.

For the three months ended March 31, 2012, rental and other income increased by $7,486 compared to the three months ended March 31, 2011, which was primarily due to an increase in income earned from subleasing a portion of our office space.

For the six months ended March 31, 2012, rental and other income increased by $22,589 compared to the six months ended March 31, 2011, which was primarily due to an increase in income earned from subleasing a portion of our office space.

For the three months ended March 31, 2012, interest income increased by $279 compared to the three months ended March 31, 2011, which was primarily due to an increase in interest income received from our cash held in banks.

For the six months ended March 31, 2012, interest income increased by $763 compared to the six months ended March 31, 2011, which was primarily due to an increase in interest income received from our cash held in banks.

As a result of the above transactions, our net loss and comprehensive loss from operations for the three months ended March 31, 2012 decreased by $162,635 compared to the three months ended March 31, 2011. As discussed above, this decrease was due primarily to a decrease in share-based compensation charged to expense and a decrease in general office expenses.

As a result of the above transactions, our net loss and comprehensive loss from operations for the six months ended March 31, 2012 decreased by $101,537 compared to the six months ended March 31, 2011. As discussed above, this decrease was due primarily to a decrease in share-based compensation charged to expense and a decrease in general office expenses.

Operations

Currently we have in place joint operating agreements with two other joint interest partners to manage our joint oil sands leases, which are all based on the 1990 Canadian Association of Petroleum Landmen (“CAPL”) Operating Procedure. Under these agreements our joint oil sands leases were evaluated seismically, geologically and by drilling to establish the continuity and the distribution of the crude bituminous-bearing Bluesky reservoir zone across our joint lands.

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

In September 2009, we submitted an application to the Energy Resources Conservation Board (“ERCB”) for a commercial bitumen recovery scheme to evaluate one of our wells for potential development using Cyclical Steam Stimulation (“CSS”). Over a year later in October 2010, this application was approved by the ERCB. We are putting together a team of reservoir, drilling and completions engineers, along with project management consultants to assist us in the development of our pilot project using in-situ recovery technology. The CSS process involves steam injection into a well for a period of up to 60 days, potentially a “soaking” period of up to 5 days, followed by production of heavy oil for up to 60 days or more. This CSS thermal recovery scheme is not only for the production of heavy oil from the Bluesky reservoir zone of our Sawn Lake project but it will also aid in quantifying proven and probable reserves of oil.

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

On February 3, 2012, we submitted an application to the ERCB to modify our previously approved in-situ pilot project for a well to test thermal production on our Sawn Lake oil sands leases. The modification seeks to change the vertical CSS earlier approved, into a pilot project with test wells that use a horizontal application of CSS.

On April 16, 2012, we received a reserves report as of December 31, 2011 from DeGolyer & MacNaughton Canada Limited (“DeGolyer”) an independent third party reservoir engineering firm, the report estimated the heavy oil reserves from the working interests held by our subsidiaries in the Peace River Oil Sands area of Alberta. DeGolyer estimated and assigned probable and possible reserves on the north half square mile of land located on section 10-92-13W5 designated for our CSS pilot project. This half square mile of land covers 316 gross acres (128 gross hectares) of land. DeGolyer has estimated that in that portion alone there are probable reserves of 7,806,000 barrels of heavy oil and probable plus possible reserves of 9,370,000 barrels attributable to our working interests before adjusting for any Provincial or potential royalties. These estimated probable plus possible reserves are classified as undeveloped at this time. Proved reserves cannot be assigned until production begins.

Proved Reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, under existing economic conditions, operating methods, and governmental regulations.

Probable Reserves are those additional reserves that are less certain to be recovered than proved reserves but which, together with proved reserves, are as likely as not to be recovered.

Possible Reserves are those additional reserves that are less certain to be recovered than probable reserves.

Statements of reserves are only estimates and may not correspond to the ultimate quantities of oil discovered.

We currently have an 80% working interest in 56 contiguous sections on seven oil sands leases where we are the operator and a 40% working interest in an additional 12 contiguous sections on two oil sands leases in the Peace River oil sands area of Alberta. These nine oil sands leases cover 43,015 gross acres (17,408 gross hectares) with Deep Well having 31,376 net acres (12,698 net hectares).

Our proposed pilot project will be located on the north half of section 10-92-13W5 which has good road access on most of Penn West Petroleum Ltd.’s (“Penn West”) hard packed roads. The proposed pilot project location is approximately 1.4 kilometers away from the nearest Penn West road. We intend to upgrade our existing winter road to section 10-92-13W5 to an all-weather road. We also intend to acquire the remaining road and build it as an all-weather road up to the proposed pilot project site. We plan to upgrade and or build the all-weather road to our proposed pilot project well site location during the initial phase of the project development.

Liquidity and Capital Resources

As of March 31, 2012, our total assets were $14,202,252. The decrease in our total assets from September 30, 2011 was primarily due to cash used to pay for costs relating to our CSS pilot project, which included engineering fees to evaluate our properties and general office expenses. Our total liabilities as of March 31, 2012 were $754,317. The increase in our total liabilities from September 30, 2011 was primarily due to an increase in accounts payable relating to fees we accrued that were payable to executive officers of our Company. As of March 31, 2012, our working capital was $20,603.

Our working capital (current liabilities subtracted from current assets) as of March 31, 2012 and September 31, 2011 was as follows:

	Six Months
	Ended	Year Ended
	March 31, 2012	September 30, 2011

Current Assets	$362,528	$809,313
Current Liabilities	341,925	221,564
Working Capital	$20,603	$587,749

As reported on our Consolidated Statement of Cash Flows under “Operating Activities”, for the six months ended March 31, 2012, our net cash used in operating activities was $392,126 compared to $409,353 for the six months ended March 31, 2011. This was a decrease of $17,227. The decrease was primarily due to an increase in rental income and a decrease in our daily general office expenses. We did not pay any director fees for this quarter.

As reported on our Consolidated Statement of Cash Flows under “Investing Activities”, we had a decrease of $403,680 on investment in our oil and gas properties for the six months ended March 31, 2012 compared to the six months ended March 31, 2011, which was primarily due to a decline in our field operations. For the quarter ended March 31, 2012, no additional money was required to be deposited with the ERCB to be held in trust. These investments are required by the ERCB to ensure there are sufficient future cash to meet the expected future asset retirement obligations, and are restricted for this purpose.

As reported on our Consolidated Statement of Cash Flows under “Financing Activities”, we did not enter into any agreements for cash proceeds from the issuance of our common stock for the six months ended March 31, 2012. For the six months ended March 31, 2011, we received cash proceeds from two private placements we completed in November 2010, in connection with which we issued an aggregate of 29,285,713 shares of common stock to two investors, at a price of $0.07 per common share, for total gross cash proceeds of $2,050,000, of which we had previously received a $48,555 deposit that was recorded in our consolidated financial statements in respect of our fiscal year ended September 30, 2010.

Our cash and cash equivalents as of March 31, 2012 was $277,316 compared to $1,231,486 as of March 31, 2011. This decrease was primarily due to cash used to pay for costs relating to our CSS pilot project, which included engineering fees to evaluate our properties and general office expenses. Since March 10, 2005, we have financed our business operations through a loan, fees derived from the farmout of some of our lands, private offerings of our common stock and other securities, and the sale of our common stock upon the exercise of certain warrants, realizing gross proceeds of approximately $21.6 million in cash. In some of these offerings, we sold units comprised of common stock and warrants to purchase additional common stock, and as a result of these offerings, we have an aggregate of 30,324,513 warrants outstanding as of March 31, 2012 with exercise prices ranging from $0.105 to $1.20 per share and are exercisable into 30,324,513 common shares of our Company stock. The warrants expiration dates range from June 22, 2012 to November 9, 2013. If all of these warrants are exercised we may realize aggregate cash proceeds of approximately $4.3 million. However, the warrant holders have complete discretion as to when and if the warrants are exercised before they expire and we cannot guarantee that the warrant holders will exercise any of the warrants.

For our short-term operations, and as requested by Dr. Horst A. Schmid, we are not paying out the accrued consulting fee of $207,433 to Portwest Investments Ltd, a company owned 100% by Dr. Horst A. Schmid, for providing services to Deep Well as Chief Executive Officer and President. By removing that amount from the current liabilities, we have a working capital of $228,036 which can support our daily operations.

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

Cautionary Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q, including all referenced exhibits, contains “forward-looking statements” within the meaning of the United States federal securities laws. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words "may," "believe," “intend,” "will," "anticipate," "expect," "estimate," "project," "future," “plan,” “strategy,” or “continue,” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters, often identify forward-looking statements. For these statements, Deep Well claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this quarterly report on Form 10-Q include, among others, statements with respect to:

•	our current business strategy;
•	our future financial position and projected costs;
•	our projected sources and uses of cash;
•	our plan for future development and operations;
•	our drilling and testing plans;
•	our proposed enhanced oil recovery test well project;
•	the sufficiency of our capital in order to execute our business plan;
•	reserves and resource estimates;
•	the timing and sources of our future funding; and
•	the timing for receipt of regulatory approvals.

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

ITEM 4.               CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of our fiscal quarter ended March 31, 2012, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that as of the end of that quarter, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes In Internal Control Over Financial Reporting

During the fiscal quarter ended March 31, 2012, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.               LEGAL PROCEEDINGS

There have been no new material developments in our litigation proceedings from those disclosed in our annual report on Form 10-K for the fiscal year ended September 30, 2011, filed with the Securities and Exchange Commission on December 29, 2011.

ITEM 1A. RISK FACTORS

Although we are a smaller reporting company, as defined by Rule 12b-2 under the Exchange Act, and therefore not required to provide the information required under this item, there have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K for the fiscal year ended September 30, 2011, filed with SEC on December 29, 2011, other than the following:

Our reserves data and any future net revenue are only estimates and are uncertain. There are numerous uncertainties inherent in estimating quantities of crude oil, oil sands and natural gas reserves and their estimated values, including many factors beyond the Company’s control. The reserves data disclosed in this report represent estimates only and may prove to be inaccurate because of these uncertainties. In general, estimates of economically recoverable crude oil, oil sands and natural gas reserves and the future net cash flows there from are based upon a number of variable factors and assumptions, such as product prices, future operating and capital costs, availability of future capital, historical production from the properties and the assumed effects of regulation by governmental agencies, including with respect to royalty payments, all of which may vary considerably from actual results. All such estimates are to some degree uncertain, and classifications of reserves are only attempts to define the degree of uncertainty involved.

For those reasons, estimates of the economically recoverable crude oil, oil sands and natural gas reserves attributable to any particular group of properties, classification of such reserves based on risk of recovery and estimates of future net revenues expected there from, prepared by different engineers or by the same engineers at different times, may vary substantially. Accordingly, reserve estimates may be subject to downward or upward adjustment. Reservoir engineering is a subjective and inexact process of estimating underground accumulations of crude oil, oil sands and natural gas that cannot be measured in an exact manner.

Estimates with respect to reserves that may be developed and produced in the future are often based upon volumetric calculations and upon analogy to similar types of reserves, rather than upon actual production history. Estimates based on these methods generally are less reliable than those based on actual production history. Subsequent evaluation of the same reserves based upon production history will result in variations, which may be material, in the estimated reserves.

ITEM 2.               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.               DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.               MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.               OTHER INFORMATION

Information to be Reported on Form 8-K

We reported all information that was required to be disclosed on Form 8-K during the period covered by this quarterly report on Form 10-Q.

ITEM 6.               EXHIBITS

Exhibit No.	Description
23.1	Consent of DeGolyer and MacNaughton Canada Limited, independent petroleum engineers.
31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101	Interactive Data Files

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEEP WELL OIL & GAS, INC.

By	/s/ Horst A. Schmid
Dr. Horst A. Schmid
Chief Executive Officer and President
(Principal Executive Officer)

Date	May 15, 2012

By	/s/ Curtis Sparrow
Mr. Curtis James Sparrow
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date	May 15, 2012

