Form 10-Q
period 2012-06-30
DEEP WELL OIL & GAS INC
filed 2012-08-14
CIK 869495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

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

The number of shares of common stock outstanding as of June 30, 2012 was 136,739,971.

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)

(Exploration Stage Company)

Consolidated Balance Sheets

June 30, 2012 and September 30, 2011

	June 30,	September 30,
	2012	2011
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$107,811	$723,766
Accounts receivable net of allowance of $344,564 (September 30, 2011 - $350,298)	26,012	34,727
Accounts receivable – related party (Note 9)	5,121	2,522
Prepaid expenses	52,706	48,298

Total Current Assets	191,650	809,313

Long term investments (Note 8)	263,845	247,937
Oil and gas properties (Note 3)	13,189,917	13,140,951
Property and equipment net of depreciation (Note 7)	348,605	425,895

TOTAL ASSETS	$13,994,017	$14,624,096

LIABILITIES
Current Liabilities
Accounts payable	$48,518	$18,926
Accounts payable – related parties (Note 9)	351,632	202,638

Total Current Liabilities	400,150	221,564

Asset retirement obligations (Note 10)	404,888	387,368

TOTAL LIABILITIES	805,038	608,932

SHAREHOLDERS’ EQUITY
Common Stock: (Note 11)
Authorized: 300,000,000 shares at $0.001 par value
Issued and outstanding: 136,739,971 shares
(September 30, 2011 – 136,739,971 shares) (Note 11)	136,739	136,739
Additional paid in capital	27,152,779	27,058,078
Deficit accumulated during exploration stage	(14,100,539)	(13,179,653)

Total Shareholders’ Equity	13,188,979	14,015,164

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$13,994,017	$14,624,096

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)

(Exploration Stage Company)

(Unaudited)

Consolidated Statements of Operations and Comprehensive Loss

For the Three and Nine Months Ended June 30, 2012, and 2011 and the Period from September 10, 2003 (Inception of Exploration Stage) to June 30, 2012

	Three Months	Three Months	Nine Months	Nine Months	September 10,
	Ended	Ended	Ended	Ended	2003 to June 30,
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	2012

Revenue	$–	$–	$–	$–	$–

Expenses
General and Administrative	249,836	264,029	859,045	934,029	13,834,036
Depreciation and accretion	31,733	41,381	96,741	123,659	638,787

Net loss from operations	(281,569)	(305,410)	(955,786)	(1,057,688)	(14,472,823)

Other income and expenses
Rental and other income	8,124	4,650	32,433	6,370	56,204
Interest income	678	1,489	2,531	2,579	212,614
Interest expense	–	–	–	–	(208,580)
Forgiveness of loan payable	–	–	–	–	287,406
Settlement of debt	–	–	–	–	24,866
Loss on disposal of assets	–	–	(64)	(188)	(226)

Net loss and comprehensive loss	$(272,767)	$(299,271)	$(920,886)	$(1,048,927)	$(14,100,539)

Net loss per common share
Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Outstanding Shares (in thousands)
Basic and Diluted	136,740	136,740	136,740	136,303

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)

(Exploration Stage Company)

(Unaudited)

Consolidated Statements of Cash Flows

For the Nine Months Ended June 30, 2012 and 2011 and the Period from September 10, 2003 (Inception of Exploration Stage) to June 30, 2012

	Nine Months	Nine Months	September 10,
	Ended	Ended	2003 to
	June 30,	June 30,	June 30,
	2012	2011	2012

Cash Provided by (Used in):

Operating Activities
Net loss	$(920,886)	$(1,048,927)	$(14,100,539)
Items not affecting cash:
Share based compensation	94,701	256,876	1,312,124
Bad debts	(10,565)	–	511,675
Depreciation and accretion	96,741	123,659	638,786
Forgiveness of loan payable	–	–	(287,406)
Settlement of lawsuit	–	–	435,549
Commissions withheld from loans proceeds	–	–	121,000
Loss on disposal of assets	64	188	226
Net changes in non-cash working capital (Note 13)	180,294	72,713	(209,356)

Net Cash (Used) in Operating Activities	(559,651)	(595,491)	(11,577,941)

Investing Activities
Purchase of property and equipment	(860)	(3,254)	(904,469)
Investment in oil and gas properties	(50,101)	(456,494)	(8,625,475)
Long term investments	(5,343)	(18,956)	(253,280)
Cash from acquisition of subsidiary	–	–	11,141
Return of costs from farmout agreement	–	–	961,426

Net Cash (Used) in Investing Activities	(56,304)	(478,704)	(8,810,657)

Financing Activities
Loan payable	–	–	275,852
Loan advance – related parties	–	–	(811,746)
Note payable repayment	–	–	(111,306)
Debenture repayment	–	–	(1,004,890)
Deposit on stock subscription	–	–	–
Proceeds from issuance of common stock	–	2,001,445	21,269,499
Proceeds from debenture net of commissions	–	–	879,000

Net Cash Provided by Financing Activities	–	2,001,445	20,496,409

Increase (decrease) in cash and cash equivalents	(615,955)	927,250	107,811

Cash and cash equivalents, beginning of period	723,766	103,550	–

Cash and cash equivalents, end of period	$107,811	$1,030,800	$107,811

Supplemental Cash Flow Information:
Cash paid for interest	$–	$–

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
(Unaudited)
Notes to the Consolidated Financial Statements
June 30, 2012

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

These statements reflect all adjustments, consisting solely of normal recurring adjustments (unless otherwise disclosed) which, in the opinion of management, are necessary for a fair presentation of the information contained therein. However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011.

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

Revisions in estimated liabilities can result from revisions of estimated inflation rates, escalating retirement costs, and changes in the estimated timing of settling asset retirement obligations. As at June 30, 2012, asset retirement obligations amount to $404,888. The Company has posted bonds, where required, with the Government of Alberta based on the amount the government estimates the cost of abandonment and reclamation to be.

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

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 changed the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments are effective for annual periods beginning after December 15, 2011. Early application by public entities is not permitted.The adoption of these accounting standards has not had a significant effect on the financial statement presentation.

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

3.            Oil and Gas Properties

The Company has acquired interests in certain oil sands properties located in North Central Alberta, Canada. The terms include certain commitments related to oil sands properties that require the payments of rents as long as the leases are non-producing. As of June 30, 2012, Northern’s net payments due in Canadian dollars under this commitment are as follows:

2012	$11,290
2013	$45,158
2014	$45,158
2015	$45,158
2016	$45,158
2017	$45,158
Subsequent	$88,883

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

The Company plans to meet the second of these conditions. As at June 30, 2012, the Company has an interest in ten wells, which can be counted towards these requirements.

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

This consists of comparing the carrying value of the asset with the asset’s expected future undiscounted cash flows. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions. Proven oil and gas properties are reviewed for impairment on a field-by-field basis. No impairment losses were recognized for the period ended June 30, 2012 (September 30, 2011 - $nil).

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

For the period ended June 30, 2012, the Company’s management determined that sufficient progress has been made in assessing its oil sands reserves for continued capitalization of exploratory well costs. In relation to this sufficient progress assessment of its oil sands project the Company considered among other criteria; long lead times in getting regulatory approval for oil sands thermal recovery projects, road bans, winter access only properties and governmental and environmental regulations which can and often delay development of oil sands projects. Because of these and other factors, the Company’s oil sands project can take significantly longer to complete than regular conventional drilling programs for lighter oil. To date the Company’s geological, engineering and economic studies continue to lead them to believe that there is continuing progress toward bringing the project to commercial production. Therefore, the Company has continued to capitalize its costs associated with its oil sands project.

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

The following table illustrates capitalized costs relating to oil and gas – producing activities for two periods ended June 30, 2012 and September 30, 2011:

	June 30, 2012	September 30, 2011

Unproved Oil and Gas Properties	$13,220,661	$13,165,546
Proved Oil and Gas Properties	–	–
Accumulated Depreciation	(30,744)	(24,595)

Net Capitalized Cost	$13,189,917	$13,140,951

5.           Exploration Activities

The following table presents information regarding the Company’s costs incurred in the oil and gas property acquisition, exploration and development activities for two periods ended June 30, 2012 and September 30, 2011:

	June 30, 2012	September 30, 2011

Acquisition of Properties:
Proved	$–	$–
Unproved	55,115	422,362
Exploration costs	89,772	163,914
Development costs	–	–

6.           Investment in Equity Securities

On February 25, 2005, the Company acquired an interest in Signet Energy Inc. (“Signet” formerly Surge Global Energy, Inc.) as a result of a Farmout Agreement. Signet amalgamated with Andora Energy Corporation (“Andora) in 2007. As of November 19, 2008, the Company converted its Signet shares into 2,241,558 shares of Andora , which represents an equity interest in Andora of approximately 3.9% as of December 31, 2011, which is Andora’s fiscal year end. These shares are carried at a nominal value using the cost method and their value is included under oil and gas properties on our balance sheet.

7.           Property and Equipment

	June 30, 2012
		Accumulated	Net Book
	Cost	Depreciation	Value

Computer equipment	$31,084	$28,907	$2,177
Office furniture and equipment	33,199	20,400	12,799
Software	5,826	5,826	–
Leasehold improvements	4,936	3,583	1,353
Portable work camp	170,580	115,519	55,061
Vehicles	38,077	25,786	12,291
Oilfield equipment	154,713	78,187	76,526
Road mats	364,614	246,921	117,693
Wellhead	3,254	941	2,313
Tanks	96,085	27,693	68,392
	$902,368	$553,763	$348,605

	September 30, 2011
		Accumulated	Net Book
	Cost	Depreciation	Value

Computer Equipment	$30,655	$28,060	$2,595
Office furniture and equipment	33,199	18,141	15,058
Software	5,826	5,826	–
Leasehold improvements	4,936	2,277	2,659
Portable work camp	170,580	99,533	71,047
Vehicles	38,077	22,218	15,859
Oilfield equipment	154,713	64,682	90,031
Road mats	364,614	212,752	151,862
Wellhead	3,254	407	2,847
Tanks	96,085	22,148	73,937
	$901,939	$476,044	$425,895

There was $78,089 of depreciation expense for the period ended June 30, 2012 (September 30, 2011 - $141,031).

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

9.            Significant Transactions With Related Parties

Accounts receivable – related party was $5,121 as of June 30, 2012 (September 30, 2011 - $2,522) for rents receivable from a corporation owned by a director. This amount is unsecured, non-interest bearing and has no fixed terms of repayment. The balance was repaid subsequent to quarter end.

Accounts payable – related parties was $351,632 as of June 30, 2012 (September 30, 2011 - $202,638) for fees payable to corporations owned by directors. This amount is unsecured, non-interest bearing, and has no fixed terms of repayment.

As of June 30, 2012, officers, directors, their families, and their controlled entities have acquired 52.19% of the Company’s outstanding common capital stock. This percentage does not include unexercised warrants or stock options.

The Company incurred expenses totalling $244,604 to two related parties for professional fees and consulting services during the period ended June 30, 2012 (September 30, 2011 - $209,117).

10.          Asset Retirement Obligations

The total future asset retirement obligation is estimated by management based on the Company’s net working interests in all wells and facilities, estimated costs to reclaim and abandon wells and facilities and the estimated timing of the costs to be incurred in future periods. At June 30, 2012, the Company estimates the undiscounted cash flows related to asset retirement obligation to total approximately $637,667 (September 30, 2011 - $644,226). The fair value of the liability at June 30, 2012 is estimated to be $404,888 (September 30, 2011 - $387,368) using a risk free rate of 3.74% and an inflation rate of 2%. The actual costs to settle the obligation are expected to occur in approximately 35 years.

Changes to the asset retirement obligation were as follows:

	June 30, 2012	September 30, 2011
Balance, beginning of period	$387,368	$386,934
Liabilities incurred	–	–
Effect of foreign exchange	5,017	(5,490)
Disposal	–	(6,839)
Accretion expense	12,503	12,763
Balance, end of period	$404,888	$387,368

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

On August 14, 2011, 12,638,297 warrants previously granted on August 14, 2008 expired unexercised.

On October 31, 2011, 14,500,000 warrants previously granted on October 31, 2008 expired unexercised.

On June 22, 2012, 1,000,000 warrants previously granted on June 22, 2007 expired unexercised.

There were 29,324,513 warrants outstanding as of June 30, 2012, (September 30, 2011 – 44,824,513), which have a historical fair market value of $774,554.

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

On October 25, 2011, 375,000 stock options previously granted on October 25, 2006 to Mr. David Roff expired unexercised.

For the period ended June 30, 2012, the Company recorded share based compensation expense related to stock options in the amount of $94,701 (September 30, 2011 – $199,081) on the 2,700,000 stock options issued March 23, 2011. No options were exercised during the period ended June 30, 2012, therefore, the intrinsic value of the options exercised during the period ended June 30, 2012 is $nil. As of June 30, 2012, there was remaining unrecognized compensation cost of $39,914 related to the non-vested portion of these unit option awards. Compensation expense is based upon straight-line depreciation of the grant-date fair value over the vesting period of the underlying unit option.

	Shares Underlying Options Outstanding			Shares Underlying Options Exercisable
Range of Exercise Prices	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price

$0.47 at June 30, 2012	240,000	0.22	$0.47	240,000	$0.47
$0.14 at June 30, 2012	2,736,000	3.69	0.14	1,836,000	0.14
	2,976,000	3.41	$0.17	2,076,000	$0.18

The aggregate intrinsic value of exercisable options as of June 30, 2012, was $nil (September 30, 2011 - $nil).

The following is a summary of stock option activity as at June 30, 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Market Value

Balance, September 30, 2011	3,351,000	$0.23	$0.15
Options expired October 25, 2011	(375,000)	0.71	0.27

Balance, June 30, 2012	2,976,000	$0.17	$0.13

Exercisable, June 30, 2012	2,076,000	$0.18	$0.14

The following table summarizes the activity of the Company’s non-vested stock options since September 30, 2011:

	Non-Vested Options
	Number of Shares	Weighted Average Exercise Price

Non-vested at September 30, 2011	1,800,000	$0.14
Options vested at March 23, 2012	(900,000)	$0.14

Non-vested at June 30, 2012	900,000	$0.14

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

13.        Changes in Non-Cash Working Capital

	Nine Months Ended	Nine Months Ended
	June 30, 2012	June 30, 2011

Accounts receivable	$6,116	$(15,811)
Prepaid expenses	(4,408)	32,637
Accounts payable	178,586	55,887

	$180,294	$72,713

14.          Commitments

Compensation to Directors

Since the acquisition of Northern Alberta Oil Ltd., the Company and Northern have entered into the following contracts with the following companies for the services of their officers:

1)	Portwest Investments Ltd., a company owned 100% by Dr. Horst A. Schmid, for providing services to the Company as Chief Executive Officer and President for Cdn $12,500 per month. As of June 30, 2012, the Company has accrued Cdn $244,375 owing to Portwest Investments Ltd., and did not pay out this accrued portion to Portwest Investments Ltd. since April 2012 for the services of Dr. Schmid as Chief Executive Officer and President of the Company.

2)	Concorde Consulting, a company owned 100% by Mr. Curtis J. Sparrow, for providing services as Chief Financial Officer to the Company for $15,000 Cdn per month.

Rental Agreement

On November 20, 2007 and December 1, 2008, the Company entered into two office lease agreements commencing December 1, 2007 and January 1, 2009 and expiring on November 30, 2012 and December 31, 2013, respectively. The annual payments due in Canadian dollars are as follows:

2012	$18,345
2013	$47,647
2014	$10,625

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

This lawsuit has been stayed pending the outcome of the other litigation by the Plaintiff against some of the above defendants other than Deep Well and Northern. The Company believes the claims are without merit and will vigorously defend against them. As at June 30, 2012, no contingent liability has been recorded, as the Company believes that a successful outcome for the Plaintiff is remote.

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

Deep Well plans to vigorously defend itself against the Plaintiff's claims. As at June 30, 2012, no contingent liability has been recorded, as the Company believes that a successful outcome for the Plaintiff is remote.

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

Results of Operations for the Three and Nine Months Ended June 30, 2012

We are an exploration stage company and as such do not have commercial production on any of our properties and, accordingly, we currently do not generate cash from operations. Since the inception of our current business plan, our operations have consisted primarily of various exploration and start-up activities relating to our properties, which included acquiring lease holdings by acquisitions and public offerings, seeking investors, locating joint venture partners, acquiring and analyzing seismic data, engaging various firms to comply with leasehold conditions and environmental regulations as well as project management, and developing our long term business strategies. For the nine months ended June 30, 2012, and for the comparable period in the prior year, we generated no revenues from operations.

	Three Months	Three Months	Nine Months	Nine Months	September 10,
	Ended	Ended	Ended	Ended	2003 to June 30,
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	2012

Revenue	$–	$–	$–	$–	$–

Expenses
General and administrative	249,836	264,029	859,045	934,029	13,834,036
Depreciation and accretion	31,733	41,381	96,741	123,659	638,787

Net loss from operations	(281,569)	(305,410)	(955,786)	(1,057,688)	(14,472,823)

Other income and expenses
Rental and other income	8,124	4,650	32,433	6,370	56,204
Interest income	678	1,489	2,531	2,579	212,614
Interest expense	–	–	–	–	(208,580)
Forgiveness of loan payable	–	–	–	–	287,406
Settlement of debt	–	–	–	–	24,866
Loss on disposal of assets	–	–	(64)	(188)	(226)

Net loss and comprehensive loss	$(272,767)	$(299,271)	$(920,886)	$(1,048,927)	$(14,100,539)

For the three months ended June 30, 2012, our general and administrative expenses decreased by $14,193 compared to the three months ended June 30, 2011, which was a 5% decrease primarily due to a decrease in share-based compensation charged to expense, which was related to vested stock options that were granted to our directors and general office expenses.

For the nine months ended June 30, 2012, our general and administrative expenses decreased by $74,984 compared to the nine months ended June 30, 2011, which was an 8% decrease primarily due to a decrease in share-based compensation charged to expense, which was related to vested stock options that were granted to our directors and general office expenses. On March 23, 2011, our Board of Directors granted our directors, Dr. Horst A. Schmid, Mr. Said Arrata, Mr. Satya Das, Mr. David Roff, Mr. Curtis James Sparrow and Mr. Malik Youyou, options to purchase 450,000 shares of common stock at an exercise price of $0.14 per common share, 150,000 vesting immediately and the remaining vesting one-third on March 23, 2012, and one-third on March 23, 2013, with an expiration date of March 23, 2016.

For the three months ended June 30, 2012, depreciation and accretion expense decreased by $9,648 compared to the three months ended June 30, 2011, due to the depreciating value of our assets.

For the nine months ended June 30, 2012, depreciation and accretion expense decreased by $26,918 compared to the nine months ended June 30, 2011, which was due to the depreciating value of our assets. Depreciation expense is computed using the declining balance method over the estimated useful life of the asset. In compliance with our accounting policy, only half of the depreciation is taken in the year of acquisition. No significant asset purchases were made in the nine months ended June 30, 2012.

For the three months ended June 30, 2012, rental and other income increased by $3,474 compared to the three months ended June 30, 2011, which was primarily due to an increase in income earned from subleasing a portion of our office space.

For the nine months ended June 30, 2012, rental and other income increased by $26,063 compared to the nine months ended June 30, 2011, which was primarily due to an increase in income earned from subleasing a portion of our office space.

For the three months ended June 30, 2012, interest income decreased by $811 compared to the three months ended June 30, 2011, which was primarily due to a decrease in interest income received from our cash held in banks and a decrease in the foreign exchange rate.

For the nine months ended June 30, 2012, interest income decreased by $48 compared to the nine months ended June 30, 2011, which was primarily due to a decrease in the foreign exchange rate.

As a result of the above transactions, our net loss and comprehensive loss from operations for the three months ended June 30, 2012 decreased by $26,504 compared to the three months ended June 30, 2011. As discussed above, this decrease was due primarily to a decrease in share-based compensation charged to expense and a decrease in general office expenses.

As a result of the above transactions, our net loss and comprehensive loss from operations for the nine months ended June 30, 2012 decreased by $128,041 compared to the nine months ended June 30, 2011. As discussed above, this decrease was due primarily to a decrease in share-based compensation charged to expense and a decrease in foreign exchange loss.

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

Liquidity and Capital Resources

As of June 30, 2012, our total assets were $13,994,017. The decrease in our total assets from September 30, 2011 was primarily due to cash used in general office expense and costs relating to our CSS pilot project, which included engineering fees to evaluate our properties, without cash being generated from operation. Our total liabilities as of June 30, 2012 were $805,038. The increase in our total liabilities from September 30, 2011 was primarily due to an increase in accounts payable relating to fees we accrued that were payable to executive officers of our Company. As of June 30, 2012, our working capital was a negative amount of $208,500.

Our working capital (current liabilities subtracted from current assets) as of June 30, 2012 and September 31, 2011 was as follows:

	Nine Months
	Ended	Year Ended
	June 30, 2012	September 30, 2011

Current Assets	$191,650	$809,313
Current Liabilities	400,150	221,564
Working Capital	$(208,500)	$587,749

As reported on our Consolidated Statement of Cash Flows under “Operating Activities”, for the nine months ended June 30, 2012, our net cash used in operating activities was $559,651 compared to $595,491 for the nine months ended June 30, 2011. This was a decrease of $35,840, which was primarily due to a decrease of $162,175 in share based compensation related to the issuance of stock options granted to our directors on March 23, 2011. We also had an increase of $107,581 in net changes in non-cash working capital for the quarter ended June 30, 2012, which was primarily due to (i) an increase in accounts payable relating to fees we accrued that were payable to executive officers of our Company, and (ii) a decrease in prepaid expenses held as retainers for future services to be rendered to our Company. We did not pay any director fees for this quarter.

As reported on our Consolidated Statement of Cash Flows under “Investing Activities”, we had a decrease of $406,393 on investment in our oil and gas properties for the nine months ended June 30, 2012 compared to the nine months ended June 30, 2011, which was primarily due to a decline in our field operations. For the quarter ended June 30, 2012, no additional money was required to be deposited with the ERCB to be held in trust. These investments are required by the ERCB to ensure there are sufficient future cash to meet the expected future asset retirement obligations, and are restricted for this purpose.

As reported on our Consolidated Statement of Cash Flows under “Financing Activities”, we did not enter into any agreements for cash proceeds from the issuance of our common stock for the nine months ended June 30, 2012. For the nine months ended June 30, 2011, we received cash proceeds from two private placements we completed in November 2010, in connection with which we issued an aggregate of 29,285,713 shares of common stock to two investors, at a price of $0.07 per common share, for total gross cash proceeds of $2,050,000, of which we had previously received a $48,555 deposit that was recorded in our consolidated financial statements in respect of our fiscal year ended September 30, 2010.

Our cash and cash equivalents as of June 30, 2012 was $107,811 compared to $1,030,800 as of June 30, 2011. This decrease was primarily due to cash used to pay for costs relating to our CSS pilot project, which included engineering fees to evaluate our properties and general office expenses. Since March 10, 2005, we have financed our business operations through a loan, fees derived from the farmout of some of our lands, private offerings of our common stock and other securities, and the sale of our common stock upon the exercise of certain warrants, realizing gross proceeds of approximately $21.6 million in cash. In some of these offerings, we sold units comprised of common stock and warrants to purchase additional common stock, and as a result of these offerings, we have an aggregate of 29,324,513 warrants outstanding as of June 30, 2012 with exercise prices ranging from $0.105 to $1.20 per share and are exercisable into 29,324,513 common shares of our Company stock. The warrants expiration dates range from July 11, 2012 to November 9, 2013. If all of these warrants are exercised we may realize aggregate cash proceeds of approximately $3.1 million. However, the warrant holders have complete discretion as to when and if the warrants are exercised before they expire and we cannot guarantee that the warrant holders will exercise any of the warrants.

For our short-term operations, and as requested by Dr. Horst A. Schmid, we are not paying out the consulting fee of $244,375 Canadian to Portwest Investments Ltd, a company owned 100% by Dr. Horst A. Schmid, for providing services to Deep Well as Chief Executive Officer and President. By removing that amount from the current liabilities, we have a positive working capital of $35,875.

For our long-term operations we anticipate that, among other alternatives, we may raise funds during the next 12 months through sales of our equity securities. We also note that if we issue more shares of our common stock, our stockholders may experience dilution in the percentage of their ownership of our common stock. We may not be able to raise sufficient funding from stock sales for long-term operations and if so, we may be forced to delay our business plans until adequate funding is obtained. We believe debt financing will not be an alternative for funding our operations, as we are an exploration stage company and due to the risky nature of our business.

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

Disclosure Controls and Procedures

As of the end of our fiscal quarter ended June 30, 2012, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that as of the end of that quarter, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes In Internal Control Over Financial Reporting

During the fiscal quarter ended June 30, 2012, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Information to be Reported on Form 8-K

We reported all information that was required to be disclosed on Form 8-K during the period covered by this quarterly report on Form 10-Q.

ITEM 6.	EXHIBITS

Exhibit No.	Description
23.1	Consent of DeGolyer and MacNaughton Canada Limited, independent petroleum engineers, (incorporated by reference to exhibit 23.1 on our Form 10-Q filed on May 15, 2012).
31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101	Interactive Data Files

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEEP WELL OIL & GAS, INC.

By	/s/ Horst A. Schmid
Dr. Horst A. Schmid
Chief Executive Officer and President
(Principal Executive Officer)

Date	August 14, 2012

By	/s/ Curtis Sparrow
Mr. Curtis James Sparrow
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date	August 14, 2012

