Form 10-K
period 2012-09-30
DEEP WELL OIL & GAS INC
filed 2013-01-15
CIK 869495

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

Commission File Number: 0-24012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common equity was sold on March 30, 2012 was approximately $5.2 million.

As of December 31, 2012, the Issuer had outstanding approximately 179,597,113 shares of common stock, $0.001 par value per share.

2

GLOSSARY AND ABBREVIATIONS

The following are defined terms and abbreviations used herein:

API Gravity – a specific gravity scale developed by the American Petroleum Institute for measuring the density or specific gravity (heaviness) of petroleum liquids, expressed in degrees. The higher the number, the lighter the oil.

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

Cyclic Steam Stimulation (“CSS”) or Horizontal Cyclic Steam Stimulation (“HCSS”) – a thermal in situ recovery method, which consists of a three-stage process involving high-pressure steam injected into the formation for several weeks through vertical or horizontal wells. The heat softens the oil while the water vapor helps to dilute and separate the oil from the sand grains. The pressure also creates channels through which the oil can flow more easily to the well. When a portion of the reservoir is thoroughly saturated, the steam is turned off and the reservoir maybe left to “soak” a short period of time. This is followed by the production phase, when the oil flows, or is pumped, up the same wells to the surface. When production rates decline, another cycle of steam injection begins. This process is sometimes called “huff-and-puff” recovery and can be done utilizing vertical or horizontal wells.

Darcy (Darcies) – a measure of rock permeability (the degree to which natural gas or crude oil can move through the rocks).

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

Drill Stem Test (“DST”) – a method of formation testing. The basic drill stem test tool consists of a packer or packers, valves or ports that may be opened and closed from the surface, and two or more pressure-recording devices. The tool is lowered on the drill string to the zone to be tested. The packer or packers are set to isolate and test the zone from the drilling fluid column.

Drill String – the column, or string, of drill pipe with attached tool joints that transmits fluid and rotational power from the drilling rig on the surface to the drill collars and the bit. Often, the term is loosely applied to include both drill pipe and drill collars.

Enhanced Oil Recovery – any method that increases oil production by using techniques or materials that are not part of normal pressure maintenance or water flooding operations. For example, natural gas can be injected into a reservoir to “enhance” or increase oil production.

Energy Resources Conservation Board (“ERCB”) – The ERCB is responsible for the development of Alberta’s oil (including oil sands) and gas resources. The ERCB regulates the safe, responsible, and efficient development of Alberta's energy resources which include oil, natural gas, oil sands, coal, and pipelines.

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

Farmout – an arrangement whereby the owner (the “Farmor”) of a lease assigns some ownership portion (or all) of the lease(s) to another company (the “Farmee”) in return for the Farmee paying for the drilling on at least some portion of the lease(s) under the Farmout.

Gross Acre/Hectare – a gross acre is an acre in which any portion of a working interest is owned. 1 acre = 0.404685 hectares. 1 hectare = 2.471054 acres.

Heavy Oil – oil having an API gravity less than 22.3 degrees.

Horizontal Well – the drilling of a well that deviates from the vertical and travels horizontally through a producing layer of a reservoir.

In situ – In the oil sands context (In situ means “in place” in Latin), In situ methods such as SAGD or CSS through horizontal or vertical wells maybe required to produce the oil if the oil sands deposits are too deep to mine from the surface.

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

Net Acre/Hectare – a net acre is the result that is obtained when the fractional ownership working interest of a lease is multiplied by gross acres of that lease.

Oil Sands – naturally occurring mixtures of bitumen, water, sand and clay that are found mainly in three areas of Alberta - Athabasca, Peace River and Cold Lake. A typical sample of oil sand might contain about 12% bitumen by weight.

Pay Zone (Net Oil Pay) – the producing part of a formation.

Permeability – the capacity of a reservoir rock to transmit fluids; or how easily fluids can pass through a rock. The unit of measurement is the darcy or millidarcy.

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

Solution Gas – natural gas that is found “in solution” within crude oil in underground reservoirs. When the oil comes to the surface, the gas expands and comes out of the solution.

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

Viscosity – a measure of a fluid’s resistance to flow. To simplify, the oil’s viscosity represents the measure for which the oil wants to stay put when pushed by moving mechanical components. It varies greatly with temperature. The more viscous the oil the greater the resistance and the less easy it is for it to flow. Centipoise (cp) is the common unit for expressing absolute viscosity. Viscosity matters to producers because the oil’s viscosity at reservoir temperature determines how easily oil flows to the well for extraction.

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

Year ending September 30,	2012	2011	2010	2009

Rate at end of year	$0.9927	$0.9626	$0.9711	$0.9327
Average rate for the year	$1.0166	$1.0140	$0.9609	$0.8472

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

On February 25, 2005, Deep Well and Northern signed a farmout agreement (hereinafter referred to as the “Farmout Agreement”) with Surge Global Energy, Inc. (hereinafter referred to as “Surge US”) and Signet Energy Inc. (formerly known as Surge Global Energy Canada Ltd., and hereinafter referred to as “Signet”) (collectively, “Surge”). Signet subsequently merged with 1350826 Alberta Ltd. a wholly owned subsidiary of Andora Energy Corporation, and subsequently 1350826 Alberta Ltd. amalgamated with Andora Energy Corporation (hereinafter referred to as “Andora”, a company 71.8% owned by Pan Orient as of November 26, 2012). This Farmout Agreement allowed Surge to earn up to a 40% working interest in the farmout lands (50% of our share). And on November 26, 2007, pursuant to the Minutes of Settlement between us, Andora and Signet, Signet acquired 40% of our working interest in 12 sections on two oil sands leases. As part of the transfer to Signet of the 40% working interest, two of the original oil sands leases were split into four oil sands leases.

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

On November 19, 2008, we entered into an arrangement whereby Deep Well Alberta and Northern exchanged their 755,000 and 6,795,000 common shares of Signet, respectively, into 224,156 and 2,017,402 common shares of Andora, respectively. Andora is our joint venture partner in some of our Sawn Lake oil sands project.

On April 30, 2009, the Alberta Department of Energy approved our application to convert 5 sections of our oil sands permit to a 15-year primary lease. By drilling on these lands where the permits were set to expire, we have preserved title to 5 sections and now have a primary lease, which is valid for an additional 15 years.

Effective December 3, 2012, Deep Well, through its subsidiaries, Deep Well Alberta and Northern, entered into and subsequently closed upon a Purchase and Sale agreement with Deep Well’s former joint venture partner, 1132559 Alberta Ltd. (“113”), pursuant to which we acquired 113’s 10% working interest in most of the Sawn Lake oil sands properties where Deep Well already owned working interests. After this acquisition, Deep Well, through its subsidiaries, Deep Well Alberta and Northern, now has a 90% working interest in 51 contiguous sections on seven oil sands leases where we are the operator, an 80% working interest in 5 sections on one oil sands lease, and a 50% working interest in an additional 12 contiguous sections on two oil sands leases in the Peace River oil sands area of Alberta, Canada. This transaction increased Deep Well’s net acres in the Sawn Lake oil sands properties from 31,376 to 35,360 net acres (12,698 to 14,310 net hectares).

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

Sawn Lake Project – Peace River Oil Sands, Alberta, Canada

Currently, Deep Well, through its subsidiaries, Northern and Deep Well Alberta, has a 90% working interest in 51 contiguous sections on seven oil sands leases where we are the operator, an 80% working interest in 5 sections on one oil sands lease, and a 50% working interest in an additional 12 contiguous sections on two oil sands leases in the Peace River oil sands area of Alberta, Canada. These nine oil sands leases cover 43,015 gross acres (17,408 gross hectares) with Deep Well having 35,360 net acres (14,310 net hectares). The focus of our Company’s operations is to exploit the heavy oil reservoir to establish proven reserves and to determine the best technology under which oil can be produced from our Sawn Lake project in order to initiate production and generate positive cash flow.

Previously, we successfully completed a drilling program and drilled six vertical wells. In addition, we have a working interest in three horizontal wells, which were previously drilled by our former farmout partner under our Farmout Agreement dated February 25, 2005, and an interest in two wells that we subsequently acquired. Since then we have been evaluating the options for production available to us to determine the preferable course of action. Drilling on 80% and now 90% owned lands has opened new avenues for testing and further development of our Sawn Lake project. We have put together and have been working with a team of independent reservoir engineers, facility engineers, environmental consultants and drilling and completions engineers to move forward on the development of our reservoir using horizontal cyclic steam stimulation (“HCSS”) as the recovery method. It is anticipated that we will develop a thermal pilot project on our properties followed by a commercial expansion project. We are currently waiting on approval from the ERCB of our revised thermal in-situ recovery application.

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

Royalty Agreements

Through the acquisition of Northern, we potentially became a party to the following:

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

On February 28, 2005, Deep Well, Northern and Surge Global Energy, Inc. and Signet (collectively “Surge” now known as Andora) agreed that our Company would be responsible for the portion of the claimed 6.5% royalty payable by Surge, if any, on lands earned under the February 25, 2005 Farmout Agreement. This liability could arise by virtue of a Royalty Agreement between Northern and Nearshore dated December 12, 2003. This potential obligation of our Company was further modified on November 26, 2007, when it was agreed between our Company and Andora that our Company would not be liable or obligated to pay any of this claimed portion of the royalty due, if any, on the 3% portion of the royalty acquired by Andora.

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

Research and Development

We had no material scientific research and development costs for the fiscal years ended September 30, 2012, 2011 and 2010.

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

ITEM1 A.	RISK FACTORS

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

We Are An Exploration Stage Company Implementing A New Business Plan. We are an exploration stage Company with only a limited operating history upon which to base an evaluation of our current business and future prospects, and we have just begun to implement our business plan. Since our inception, we have suffered recurring losses from operations and have been dependent on new investment to sustain our operations. During the years ended September 30, 2012 and 2011 we reported net losses of $1,095,050 and $1,688,454 respectively.

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

We Do Not Control All Of Our Operations. We do not operate all of our properties and we therefore have limited influence over the testing, drilling and production operations of those properties. Andora currently operates 12 of our 68 sections in which we have a working interest. Currently, Deep Well, through its subsidiaries, Northern and Deep Well Alberta, currently has a 90% working interest in 51 contiguous sections on seven oil sands leases, an 80% working interest in 5 contiguous sections on one oil sands leases, where we are the operator of the 80% and 90% leases. We also have a 50% working interest in an additional 12 contiguous sections on two oil sands leases that Andora operates. These nine oil sands leases cover 43,015 gross acres (17,408 gross hectares) where Deep Well currently has 35,360 net acres (14,310 net hectares). All nine oil sands leases are located in the Peace River oil sands area of Alberta, Canada. Our lack of operational control of the 12 sections Andora currently operates could result in the following:

•	Andora might initiate exploration or development on a faster or slower pace than we prefer;

•	Andora might propose to drill more wells or build more facilities on a project than we have funds for or that we deem appropriate, which could mean that we are unable or decline to participate in the project or share in the revenues generated by the project;

•	If Andora refuses to initiate a project on these 12 sections, we might be unable to pursue a project on those sections unless we directly pay the entire cost thereof. In such a scenario, the Joint Operating Agreements governing the relationship of the joint interest owners in Sawn Lake allow us to recoup the costs which we pay on behalf of other non-participating joint owners in addition to penalties because of their non-participation.

Any of these events could materially reduce the value of those properties affected.

We Are Party To Some Lawsuits And Will Be Adversely Affected If We Are Found To Be Liable In Connection With Any Legal Proceedings. We are party to some lawsuits described in this annual report on Form 10-K under the heading “Legal Proceedings”. We intend to vigorously defend ourselves against the claims made in the lawsuits, and while we believe that the likelihood of an adverse outcome is remote we cannot predict the outcome of these proceedings, the commencement or outcome of any future proceedings against us, or whether any such proceeding would lead to monetary damages that would have a material adverse effect on our financial position.

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

We Could Be Subject To SEC Penalties If We Do Not File All Of Our SEC Reports. Although we are presently up to date in our filings, in the past we have not filed all of our annual and quarterly reports required to be filed by us with the U.S. Securities and Exchange Commission (“SEC”), in a timely manner. It is possible that the SEC could take enforcement action against us, including potentially the de-registration of our securities, if we fail to file our annual and quarterly reports in a timely manner as required by the SEC. If the SEC were to take any such actions, it could adversely affect the liquidity of trading in our common stock and the amount of information about our Company that is publicly available.

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

Office Leases

We lease and maintain office space in Edmonton, Alberta for corporate and administrative operations; the lease expires on December 31, 2013. We also lease and maintain office space in Calgary, Alberta; this lease expired on November 30, 2012 and will not be renewed.

Oil and Gas Properties

Acreage

Currently, Deep Well, through its subsidiaries, Northern and Deep Well Alberta, has a 90% working interest in 51 sections on seven oil sands leases, an 80% working interest in 5 sections on one oil sands lease, and a 50% working interest in an additional 12 sections on two oil sands leases in the Peace River oil sands area of Alberta all of these sections are contiguous. These nine oil sands leases cover 43,015 gross acres (17,408 gross hectares). Of the 68 contiguous sections on nine oil sands leases, Andora is the operator of 12 sections on two oil sands leases in which we have a 50% working interest, and we are the operator on 56 sections on seven leases where we have working interest of either 80% or 90%. For further information, see Oil and Gas Properties on our Balance Sheet included in this annual report on Form 10-K.

Effective December 3, 2012, we entered into and subsequently closed upon a purchase and sale agreement with 113, one of our former joint venture partners, pursuant to which we acquired 113’s 10% working interest in 8 oil sands leases in the Sawn Lake heavy oil reservoir in the Peace River area of Alberta. The following table summarizes our gross and net developed and undeveloped oil and natural gas rights under lease as of December 31, 2012.

Oil Sands Rights as of December 31, 2012
	Gross Hectares	Net Hectares	Gross Acres	Net Acres
Oil Sands Developed Acreage
Sawn Lake – Peace River oil sands area, Alberta, Canada	None	None	None	None
Total	None	None	None	None

Oil Sands Undeveloped Acreage
Sawn Lake – Peace River oil sands area, Alberta, Canada
51 sections (1)	13,056	11,750	32,261	29,035
5 sections (2)	1,280	1,024	3,163	2,530
12 sections (3)	3,072	1,536	7,591	3,795
Total	17,408	12,698	43,015	31,376

TOTAL HECTARES/ACRES	17,408	14,310	43,015	35,360

(1) 90% working interest.
(2) 80% working interest
(3) 50% working interest.

A developed acre is considered to mean those acres spaced or assignable to productive wells; a gross acre is an acre in which a working interest is owned, and a net acre is the result that is obtained when the fractional ownership working interest of a lease is multiplied by gross acres of that lease. The number of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

Undeveloped acreage is considered to be those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil or natural gas, regardless of whether or not that acreage contains proven reserves, but does not include undrilled acreage held by production under the terms of a lease. As is customary in the oil and gas industry, we can generally retain our interest in undeveloped acreage by drilling activity that establishes commercial production sufficient to maintain the leases, or by paying delay rentals during the remaining primary term of such a lease. The oil sands leases in which we have an interest are for a primary term of 15 years, and if we meet the Minimum Level of Evaluation (“MLE”) as set out by the Alberta Government oil sands tenure guidelines we can continue these leases beyond their primary term for an indefinite period.

The Government of Alberta owns the land and we have acquired the rights to perform oil and gas activities on the land. If we meet the conditions of the 15-year leases we will be permitted to drill on and produce oil from the land into perpetuity. These conditions give us until the expiration of the leases to meet the following requirements on our primary oil sands leases:

a)   drill 68 wells throughout the 68 sections; or

b)   drill 44 wells within the 68 sections if we have acquired and processed 2 miles of seismic on all other undrilled sections.

We plan to meet the second of these conditions. As at December 31, 2012, we have an interest in ten wells, which can be counted toward these requirements.

We have also identified 2 other wells drilled on these leases, which may be included in the satisfaction of the MLE requirements. We have also acquired and processed 25 miles of seismic on the leases, which can be counted toward the MLE requirements.

Reserves, Production and Delivery Commitments

We did not engage in any sustained production activities during the years ending September 30, 2012, 2011 and 2010 nor did we have any proven reserves at the end of such periods. We do not have any obligations under existing delivery commitment contracts or agreements calling for the provision of fixed and determinable quantities of oil and gas over the next three years, and have therefore not filed any information or reports with any federal authority or agency containing estimates of total proven developed or undeveloped net oil or gas reserves.

Drilling Activity

We had no drilling activity during the years ended September 30, 2012, 2011 and 2010. Our last drilling activity was in the 2009 year end, during which we drilled 6 wells used to delineate our reservoir and plan for our HCSS thermal recovery project.

Present Activities

Currently we have in place joint operating agreements with one joint interest partner to manage our joint oil sands leases, which are all based on the 1990 Canadian Association of Petroleum Landmen (“CAPL”) Operating Procedure. Under these agreements our joint oil sands leases were evaluated seismically, geologically and by drilling to establish the continuity and the distribution of the crude bituminous-bearing Bluesky reservoir zone across our joint lands.

Effective December 3, 2012, we entered into and subsequently closed upon a purchase and sale agreement with 113, one of our former joint venture partners, pursuant to which we acquired 113’s 10% working interest in the Sawn Lake heavy oil reservoir in the Peace River area of Alberta. This acquisition increased our net acreage from 12,698 net hectares to 14,310 net hectares, an increase of 12.7%.

During the year ended September 30, 2012, we evaluated the options for production available to us to determine the preferable course of action for our Sawn Lake project. Being able to drill on lands now owned 90% by us has opened new avenues for testing and further development of our Sawn Lake project. We have worked with three independent reservoir engineering and modeling companies to prepare analyses of the Sawn Lake Bluesky reservoir resulting in the reservoir modeling simulation studies to determine the optimum strategy for us to develop our reservoir. Following these reservoir models and the recommendation of our independent reservoir engineers, we intend to develop a thermal recovery project on our properties, followed by a commercial expansion project. To further this goal our environmental consultants have completed an environmental assessment, as mandated by Alberta environmental regulations, in and around our proposed thermal recovery project located on our now 90% owned lands. We have also engaged drilling, completion and facilities engineers who have begun the planning and pre-drilling work for our HCSS pad site facility and horizontal well paths on the North half of section 10-92-13W5M. The development progress of our properties is governed by several factors such as federal and provincial governmental regulations. Long lead times in getting regulatory approval for thermal recovery projects are commonplace in our industry. Road bans, winter access only roads and environmental regulations can and often do delay development of similar projects. Because of these and other factors, our oil sands project can take significantly longer to complete than regular conventional drilling programs for lighter oil. Todate; our geological, engineering and economic studies lead us to believe that our working interest can support full profitable commercial production.

On February 3, 2012, we submitted an application to the ERCB to modify our previously approved in-situ pilot project for a well to test thermal production on our Sawn Lake oil sands leases. This modification seeks to change the vertical CSS well earlier approved, into a thermal recovery project to test 2 wells that use a horizontal application of CSS.

On April 16, 2012, we received a reserves report as of December 31, 2011 from DeGolyer & MacNaughton Canada Limited (“DeGolyer”), an independent third party reservoir engineering firm. This report estimated the heavy oil reserves from the working interests held by our subsidiaries in the Peace River Oil Sands area of Alberta. DeGolyer estimated and assigned probable and possible reserves on the north half square mile of land located on section 10-92-13W5 designated for our horizontal CSS recovery project. This half square mile of land covers 316 gross acres (128 gross hectares) of land. DeGolyer has estimated that in that portion alone there are probable reserves of 7,806,000 barrels of heavy oil and probable plus possible reserves of 9,370,000 barrels attributable to our working interests before adjusting for any Provincial or potential royalties. These estimated probable plus possible reserves are classified as undeveloped at this time. Proved reserves cannot be assigned until production begins.

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

Our proposed thermal recovery project will be located on the north half of section 10-92-13W5, which has good road access on hard packed roads recently built by Penn West Petroleum Ltd. (“Penn West”). The proposed thermal recovery project location is approximately 1.4 kilometers away from the nearest Penn West road. We intend to upgrade our existing winter road to section 10-92-13W5 to an all-weather road. We also intend to acquire the remaining road and build it as an all-weather road up to the proposed thermal recovery project site.

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

On December 9, 2004, Deep Well signed Joint Operating Agreements with 113 under which 113 acknowledged the terms under which their 10% working interest acquired from Pan Orient in the joint lands acquired on August 18, 2004, would be governed.

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

During our winter drilling season of 2008/2009 we successfully completed a drilling program and met our objectives by drilling six vertical wells, three of which were drilled on our oil sands permit in order to provide technical data to support the required Alberta Department of Energy regulation to convert our 5-year oil sands permit into a 15-year primary lease. The other three wells were drilled further to the North of any of our existing wells confirming the continuation of the main reservoir trend to the northwest. These wells were drilled to a depth of approximately 700 meters each. Along with the acquisition of road infrastructure on our properties, we acquired a well on our oil sands lease that was previously drilled and cased, for heavy oil production in the Bluesky reservoir zone, by an unrelated third party. In addition, we currently have working interests in three horizontal wells, which were previously drilled by our former farmout partner and are pending further evaluation and the development of an exploitation plan with our joint interest partner. All of our exploratory wells were logged, cored and analyzed by independent expert service providers.

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

This lawsuit has been stayed pending the outcome of the other litigation by IGM against some of the above Defendants other than Deep Well and Northern. The Company believes the claims are without merit and will vigorously defend against them. As of September 30, 2012, no contingent liability has been recorded, as we believe a successful outcome for IGM is remote.

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

We plan to vigorously defend ourselves against the Plaintiff’s claims. As at September 30, 2012, no contingent liability has been recorded, as we believe a successful outcome for the Plaintiff is remote.

Northern Alberta Oil Ltd. vs. 1132559 Alberta Ltd.

On June 27, 2008, our subsidiary, Northern Alberta Oil Ltd. (hereinafter referred to as “Northern”), filed a Statement of Claim in the Court of Queen’s Bench of Alberta Judicial District of Edmonton against 1132559 Alberta Ltd. (hereinafter referred to as “113”). Northern claims that 113 has not paid their share of the incurred operating costs for the Sawn Lake project. Northern further claims that they paid the operating expenses required on behalf of 113 and invoiced 113 for the amounts and that 113 refused or neglected to reimburse their proportionate share of the operating costs. Northern sought: 1.) Payment in full in the amount of $74,470.71 in Canadian funds for the amounts invoiced to 113; 2.) Interest pursuant to section 106 of the PASC (“Petroleum Accountants Society of Canada”) 1996 Accounting Procedure; and 3.) Costs of the action. As part of the purchase and sale agreement, effective December 3, 2012, between us and 113, we have discontinued this claim against 113.

On August 30, 2010, our subsidiary, Northern, filed an additional Statement of Claim in the Court of Queen’s Bench of Alberta Judicial District of Edmonton against 113. Northern claims that 113 has neglected and refused to pay the cash calls pursuant to two AFEs (“Authority for Expenditure”) that were approved and signed by 113. Northern sought: 1.) Payment in full in the amount of $70,584.50 in Canadian funds being the balance owing, exclusive of interest, for 113’s proportionate share of the cash calls. 2.) Interest pursuant to section 505(b)(i) of the 1990 CAPL Operating Agreement; and 3.) Costs of the action. As part of the purchase and sale agreement, effective December 3, 2012, between us and 113, we have discontinued this claim against 113.

Also, as part of the purchase and sale agreement, effective December 3, 2012, between us and 113, we have waived claims against 113 listed above.

ITEM 4.	(MINE SAFETY DISCLOSURES)

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Deep Well’s stock is currently quoted on the OTCQB marketplace under the trading symbol DWOG. The following table sets forth the high and low sales prices for Deep Well common stock as reported on the OTCQB marketplace for the two most recent fiscal years indicated below. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions:

	High	Low

Fiscal September 30, 2011
First Quarter	$0.17	$0.03
Second Quarter	$0.17	$0.06
Third Quarter	$0.16	$0.07
Fourth Quarter	$0.10	$0.05

Fiscal September 30, 2012
First Quarter	$0.08	$0.03
Second Quarter	$0.10	$0.03
Third Quarter	$0.10	$0.06
Fourth Quarter	$0.09	$0.03

Holders of Record

As of December 20, 2012, we had approximately 162 holders of record of our shares of common stock. Our Company estimates that investment dealers and other nominees are the record holders for approximately 2,260 beneficial holders.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of September 30, 2012 with respect to shares of Deep Well’s common stock that may be issued under our existing equity compensation plans.

	Equity Compensation Plan as of September 30, 2012
	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	1,800,000	$0.14	11,873,997	**

Equity compensation plans not approved by security holders	None	None	None

Total	1,800,000	$0.14	11,873,997	**

* On March 23, 2011, our Board of Directors granted our directors, Dr. Horst A. Schmid, Mr. Said Arrata, Mr. Satya Das, Mr. David Roff, Mr. Curtis Sparrow and Mr. Malik Youyou, options to purchase 450,000 shares each of common stock at an exercise price of $0.14 per common share, with one-third vesting immediately, one-third vesting on March 23, 2012, and one-third vesting on March 23, 2013, each with a five-year life from the original grant date. The options expire on March 23, 2016.

** Based on 136,739,971 issued and outstanding shares as at September 30, 2012. The maximum number of common shares that may be reserved for issuance under the Stock Option Plan may not exceed 10% of our Company’s issued and outstanding common shares.

Stock Option Plan

On November 28, 2005, our Board of Directors adopted the Deep Well Oil & Gas, Inc. stock option plan (the “Stock Option Plan”). The Plan was approved by a majority of our stockholders at the February 24, 2010 general meeting of stockholders. The Stock Option Plan, which is administered by the Board of Directors, permits options to acquire shares of Deep Well’s common stock to be granted to our directors, senior officers and employees, as well as certain consultants and other persons providing services to our Company. This Stock Option Plan was adopted to provide an incentive to the retention of our directors, officers and employees as well as consultants that we may wish to retain in the future. The maximum number of common shares that may be reserved for issuance under the Stock Option Plan may not exceed 10% of our issued and outstanding common shares, subject to adjustment as contemplated by the Stock Option Plan. For further information see Note 12 to our consolidated financial statements contained herein.

On November 28, 2010, all of the stock options previously granted on November 28, 2005 to Dr. Horst A. Schmid, Portwest Investments Ltd., Mr. Curtis James Sparrow, Concorde Consulting, Trebax Projects Ltd., Mr. Cyrus Spaulding, Mr. Donald E.H. Jones and Mr. Moses Ling, expired unexercised. In total 2,727,500 options granted to directors and former directors and their controlled companies expired unexercised.

On March 23, 2011, our Board of Directors approved to decrease the exercise price of the stock options to purchase 36,000 shares of common stock of Deep Well originally granted to an employee of our Company on September 20, 2007. The exercise price of the stock options were reduced from $0.47 per common share to $0.14 per common share. All other terms and conditions applicable to the options were unchanged. The options expired unexercised on September 20, 2012.

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

On October 25, 2011, 375,000 stock options previously granted on October 25, 2006, to Mr. David Roff, expired unexercised.

On September 20, 2012, 240,000 stock options previously granted on September 20, 2007, to R.N. Dell Energy Ltd., expired unexercised.

On September 20, 2012, 36,000 stock options previously granted on September 20, 2007, to an employee of our Company, expired unexercised.

Performance Graph

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and therefore are not required to provide the information required under this item.

Recent Sales of Unregistered Securities

On November 9, 2010, pursuant to two subscription agreements, our Company completed two private placements to two investors (the “Subscribers”) of an aggregate of 29,285,713 units (“Units”) at a price of $0.07 per Unit, for total gross proceeds of $2,050,000. Each Unit is comprised of one (1) common share and one (1) common share purchase warrant. Each warrant entitles the holder to purchase one (1) common share at a price of $0.105 for a period of three years from the date of closing, provided that if the closing price of the common shares of the Company on the principal market on which our shares trade is equal to or exceeds $1.00 for thirty consecutive trading days, the warrant term shall automatically accelerate to the date which is thirty calendar days following the date that written notice has been given to the warrantholder. No commission or finder’s fees were payable in connection with these private placements. The Units were issued pursuant to Regulation S under the Securities Act of 1933, as amended. The warrants expire on November 9, 2013.

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

Effective November 23, 2012, pursuant to a subscription agreement, our Company completed a private placement to one investor of an aggregate of 42,857,142 units (“Units”) at a price of $0.07 per Unit, for total gross proceeds of $3,000,000 (including a deposit received prior to September 30, 2012 of $300,000). Each Unit is comprised of one (1) common share and one (1) common share purchase warrant. Each warrant entitles the holder to purchase one (1) common share at a price of $0.105 for a period of three years from the date of closing, provided that if the closing price of the common shares of the Company on the principal market on which our common shares trade is equal to or exceeds $1.00 for thirty consecutive trading days, the warrant term will automatically accelerate to the date that is thirty calendar days following the date that written notice has been given to the warrantholder. No commission or finder’s fees were payable in connection with this private placement. The Units were issued pursuant to Regulation S under the Securities Act of 1933, as amended. The warrants expire on November 23, 2015.

Purchases of equity securities by the issuer and affiliated purchasers

There were no repurchases of equity securities by our Company or affiliated purchasers during the fourth quarter of the year ended September 30, 2012.

ITEM 6.	SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and therefore are not required to provide the information required under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes. For the purpose of this discussion, unless the context indicates another meaning, the terms: “Deep Well,” “Company,” “we,” “us,” and “our,” refer to Deep Well Oil & Gas, Inc. and its subsidiaries. This discussion includes forward-looking statements that reflect our current views with respect to future events and financial performance that involve risks and uncertainties. Our actual results, performance or achievements could differ materially from those anticipated in the forward-looking statements as a result of certain factors including risks discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements” below and elsewhere in this report, and under the heading “Risk Factors” and “Environmental Laws and Regulations” disclosed in this annual report on Form 10-K for the fiscal year ended September 30, 2012.

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

On April 21, 2010, we announced our quotation on the OTCQB marketplace. This graduation from the “Pink Sheets – Current Information” tier recognizes the progress that we have made in meeting our reporting requirements under the Securities Exchange Act of 1934. The OTCQB is a new market that requires companies to be fully compliant in their filing requirements under the Securities Exchange Act of 1934.

Results of Operations

We are an exploration stage company and as such do not have commercial production on any of our properties and, accordingly, we currently do not generate cash from operations. Since the inception of our current business plan, our operations have consisted primarily of various exploration and start-up activities relating to our properties, which included acquiring lease holdings by acquisitions and public offerings, seeking investors, locating joint venture partners, acquiring and analyzing seismic data, engaging various firms to comply with leasehold conditions, environmental regulations, as well as providing project management, drilling, testing and analysis of wells to define our oil sands reservoir, development planning to use thermal recovery technology and to develop our long term business strategies,. For the year ended September 30, 2012, and for the comparable period in the prior year, we generated no revenues from operations.

	Year Ended	Year Ended	September 10, 2003 to
	September 30, 2012	September 30, 2011	September 30, 2012

Revenue	$–	$–	$–
Expenses
General and Administrative	$1,021,942	$1,536,211	$13,996,933
Depreciation and accretion	128,526	162,140	670,572

Net loss from operations	(1,150,468)	(1,698,351)	(14,667,505)

Other income and expenses
Rental and other income	51,299	5,538	75,070
Interest income	4,183	4,011	214,266
Interest expense	–	–	(208,580)
Forgiveness of loan payable	–	–	287,406
Settlement of debt	–	–	24,866
Loss on disposal of assets	(64)	348	(226)

Net loss and comprehensive loss	$(1,095,050)	$(1,688,454)	$(14,274,703)

For the year ended September 30, 2012, our general and administrative expenses decreased by $514,269 from the prior year, which was primarily due to: (i) a decrease of $185,617 of share-based compensation charged to expense, which was primarily related to vested stock options that were granted to our directors, and (ii) a reversal of $124,089 previously written-off to bad debt, which was related to money received from our joint venture co-owners that was written-off in a prior period. For the year ended September 30, 2011, our general and administrative expenses increased by $417,081 from the prior year, this increase was primarily due to, (i) $294,281 of share-based compensation charged to expense, which was primarily related to vested stock options that were granted to our directors, (ii) $170,044 was written off to bad debt expense for money owed to us from our joint venture co-owners that have not paid us for operation expenses we incurred on our joint properties, and (iii) $163,914 for operations charged to expense primarily for our CSS project and engineering fees to further evaluate our properties. For the year ended September 30, 2011, our general and administrative expenses, excluding share-based compensation expense of $294,281, the write-offs of $170,044 to bad debt expense and $163,914 in operations charged to expense, was $907,972. On March 23, 2011, our Board of Directors granted its directors, Dr. Horst A. Schmid, Mr. Said Arrata, Mr. Satya Das, Mr. David Roff, Mr. Curtis James Sparrow and Mr. Malik Youyou, options to purchase 450,000 shares each of common stock at an exercise price of $0.14 per common share, 150,000 vesting immediately and the remaining vesting one-third on March 23, 2012, and one-third on March 23, 2013, with a five-year life.

For the year ended September 30, 2012, depreciation and accretion expense decreased by $33,614, which was primarily due to the depreciating value of our assets. Depreciation expense is computed using the declining balance method over the estimated useful life of the asset. In compliance with our accounting policy, only half of the depreciation is taken in the year of acquisition. No significant asset purchases were made in the year ending September 30, 2012.

For the year ended September 30, 2012, rental and other income increased by $45,761 compared to the year ended September 30, 2011, which was primarily due to cash received for subleasing a portion of our office space and income earned from road use fees.

As a result of the above transactions, our net loss and comprehensive loss from operations for the year ended September 30, 2012 decreased by $593,404 compared to the year ended September 30, 2011. As discussed above this decrease was primarily due to a reduction in share-based compensation charged to expenses and the reversal of write-offs to bad debt expense for money owed to us from our joint venture co-owners, which were subsequently collected.

Operations

Effective November 23, 2012, we completed a private placement financing with one investor for aggregate gross cash proceeds of $3,000,000 (includes a deposit received prior to September 30, 2012 of $300,000).

Effective December 3, 2012, we entered into and subsequently closed upon a purchase and sale agreement with 1132559 Alberta Ltd. (“113”), one of our former joint venture partners, pursuant to which we acquired 113’s 10% working interest in their Sawn Lake heavy oil reservoir in the Peace River are of Alberta. This transaction increased Deep Well’s net acres in the Sawn Lake oil sands properties from 31,376 to 35,360 net acres (12,698 to 14,310 net hectares), an increase of 12.7%. Deep Well, through its subsidiaries, Northern and Deep Well Alberta, currently has a 90% working interest in 51 contiguous sections on seven oil sands leases and a 80% working interest in 5 contiguous sections on one oil sands lease in the Peace River oil sands area of Alberta, where we are the operator. In addition, we have a 50% working interest in another 12 contiguous sections on two oil sands leases in the Peace River oil sands area of Alberta, Canada.

Currently we have in place joint operating agreements with one joint interest partner to manage our joint oil sands leases, which are all based on the 1990 Canadian Association of Petroleum Landmen (“CAPL”) Operating Procedure. Under these agreements our joint oil sands leases were evaluated seismically, geologically and by drilling to establish the continuity and the distribution of the crude bituminous-bearing Bluesky reservoir zone across our joint lands.

During the year ended September 30, 2012 we evaluated the historically documented options for production methods available to us to determine the preferable course of action for our Sawn Lake project. After the 113 acquisition being able to drill and develop on lands now owned 90% by us, without having to carry a joint interest co-owner who had never paid its share of the costs incurred for the joint account, has economically opened new avenues for testing and further development of our Sawn Lake project. we have worked with three independent reservoir engineering and modeling companies to prepare analyses of the Sawn Lake Bluesky reservoir resulting in the reservoir modeling simulation studies to determine the optimum strategy for us to develop our reservoir. Following these reservoir models and the recommendation of our independent reservoir engineers, we intend to develop a thermal recovery project on our properties, followed by a commercial expansion project. To further this goal our environmental consultants have completed an environmental assessment as mandated by Alberta environmental regulations, in and around our proposed thermal recovery project located on our now 90% owned lands. We have also engaged drilling, completion and facilities engineers who have begun the planning and pre-drilling work for our HCSS pad site facility and designing our proposed horizontal well paths on the North half of section 10-92-13W5M. The development progress of our properties is governed by several factors such as federal and provincial governmental regulations. Long lead times in getting regulatory approval for thermal recovery projects are commonplace in our industry. Road bans, winter access only roads and environmental regulations can and often do delay development of similar projects. Because of these and other factors, our oil sands project can take significantly longer to complete than regular conventional drilling programs for lighter oil. To date; our geological, engineering and economic studies affirm that our working interest can support full profitable commercial production.

On February 3, 2012, we submitted an application to the ERCB to modify our previously approved in-situ pilot project for a well to test thermal production on our Sawn Lake oil sands leases. This modification seeks to change the vertical CSS well earlier approved, into a thermal recovery project to test 2 wells that use a horizontal application of CSS.

On April 16, 2012, we received a reserves report as of December 31, 2011 from DeGolyer & MacNaughton Canada Limited (“DeGolyer”) an independent third party reservoir engineering firm. This report estimated the heavy oil reserves from the working interests held by our subsidiaries in the Peace River Oil Sands area of Alberta. DeGolyer estimated and assigned probable and possible reserves on the north half square mile of land located on section 10-92-13W5 designated for our horizontal CSS recovery project. This half square mile of land covers 316 gross acres (128 gross hectares) of land. DeGolyer has estimated that in that portion alone there are probable reserves of 7,806,000 barrels of heavy oil and probable plus possible reserves of 9,370,000 barrels attributable to our working interests before adjusting for any Provincial or potential royalties. These estimated probable plus possible reserves are classified as undeveloped at this time. Proved reserves cannot be assigned until production begins.

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

Our proposed thermal recovery project will be located on the north half of section 10-92-13W5 which has good road access on hard packed roads recently built by Penn West Petroleum Ltd. (“Penn West”). The proposed thermal recovery project location is approximately 1.4 kilometers away from the nearest Penn West road. We intend to upgrade our existing winter road to section 10-92-13W5 to an all-weather road. We also intend to acquire the remaining road and build it as an all-weather road up to the proposed thermal recovery project site.

Liquidity and Capital Resources

As of September 30, 2012, our total assets were $14,235,452 compared to $14,624,096 as of September 30, 2011. The primary decrease in our total assets was due to a decrease in cash and cash equivalents resulting from expenditures associated with our thermal recovery project and general office expenses. Our total liabilities as of September 30, 2012 were $906,674 compared to $608,932 as of September 30, 2011. In comparison to the prior year, we had an increase of $297,742 in our total liabilities, which was primarily the result of an increase of $205,639 to fees payable to corporations owned by directors for services as President and CEO and Chief Financial Officer provided to our Company that we have not paid.

Our working capital (current liabilities subtracted from current assets) is as follows.

	September 30, 2012	September 30, 2011
Current Assets	$446,674	$809,313
Current Liabilities	480,974	221,564
Working Capital	$(34,300)	$587,749

As of September 30, 2012, our Company had negative working capital of $34,300 compared to our working capital of $587,749 as of September 30, 2011. Currently we have no long-term debt other than our estimated asset retirement obligations on oil and gas properties. Effective November 23, 2012, we completed a private placement financing with one investor for aggregate gross cash proceeds of $3,000,000 (includes a deposit received prior to September 30, 2012 of $300,000).

As reported on our Consolidated Statement of Cash Flows under “Operating Activities”, for the year ending September 30, 2012, we had a decrease of $185,617 in share-based compensation from the prior year, which was related to (i) vested stock options that were granted to our directors, (ii) no further shares were issued under any incentive plan, and (iii) no further shares were issued to any contractor as compensation for services provided to our Company. For the year ending September 30, 2011, we incurred an increase of $294,281 in share-based compensation, which was related to (i) the issuance of stock options granted to our directors, (ii) shares issued to an individual as an incentive to join our Board as a director, and (iii) shares issued to a contractor as compensation for services provided to our Company. For further information, see Notes 11 and 12 to our consolidated financial statements included in this annual report on Form 10-K. In the year ending September 30, 2011, we wrote-off $170,044 to bad debt. This write-off was in respect of money owed to us by two of our joint venture co-owners that had not paid us for operating expenses we incurred on our joint properties. During the year we pursued remedies to collect the money owed to us from one of our joint venture co-owners, which was previously written off as bad debt, and on October 18, 2012 we entered into a settlement agreement with one of our joint venture co-owners and received and reversed $123,525.90 Cdn of the amounts previously written off. In addition and effective December 3, 2012, the aforementioned acquisition of 113’s 10% working interest will result in an additional reversal of prior period bad debt write-offs. However, since this acquisition agreement occurred well past our year end the reversal of this previous bad debt was not posted in our September 30, 2012 year end; however, we will post it in our subsequent year.

Also, as reported on our Consolidated Statement of Cash Flows under “Operating Activities”, for the year ended September 30, 2012, our depreciation and accretion expense decreased by $33,614 from the prior year ended September 30, 2011, which was primarily due to a decrease in depreciation expense on our assets. No significant asset purchases were made in the year ending September 30, 2012 and no significant change incurred for accretion expense. For the year ending September 30, 2012 we had an increase of $22,954 in net changes in non-cash working capital from the prior year ended September 30, 2011, which was primarily due to an increase in accounts payable due to fees payable to corporations owned by directors for services as President and CEO and Chief Financial Officer to our Company that we have not paid. This was offset by a reversal of the prior year’s bad debt right-off.

As reported on our Consolidated Statement of Cash Flows under “Investing Activities”, we had a decline of $398,963 in our investment in oil and gas properties for the year ended September 30, 2012 from the comparable year ended September 30, 2011, which was primarily due to a decline in our field operations and engineering fees from the prior year. .

Also, as reported on our Consolidated Statement of Cash Flows under “Investing Activities”, for the year ended September 30, 2012, we reported an increase of $16,591 in long term investments from the prior year ended September 30, 2011, which was due to an increase in interest received, unrealized foreign exchange gain and an adjustment to increase our portion of the bonds held in trust by the ERCB for the future abandonment of our wells.

As reported on our Consolidated Statement of Cash Flows under “Financing Activities”, for the year ended September 30, 2012, we recorded to equity an increase of $300,000 based on deposits to stock subscriptions relating to the private placement referred to herein which subsequently closed. Effective November 23, 2012, pursuant to a subscription agreement, our Company completed a private placement to one investor of an aggregate of 42,857,142 units (“Units”) at a price of $0.07 per Unit, for total gross proceeds of $3,000,000 (including a deposit received prior to September 30, 2012 of $300,000). Each Unit is comprised of one (1) common share and one (1) common share purchase warrant. Each warrant entitles the holder to purchase one (1) common share at a price of $0.105 for a period of three years from the date of closing, provided that if the closing price of the common shares of the Company on the principal market on which our common shares trade is equal to or exceeds $1.00 for thirty consecutive trading days, the warrant term will automatically accelerate to the date that is thirty calendar days following the date that written notice has been given to the warrant holder. No commission or finder’s fees were payable in connection with this private placement. The Units were issued pursuant to Regulation S under the Securities Act of 1933, as amended. The warrants issued pursuant to this latest private placement expire on November 23, 2015.

Our cash and cash equivalents for the year ending September 30, 2012 were $244,191 compared to $723,766 for the prior year ended September 30, 2011, which was primarily due to a decrease in cash resulting from costs associated with our thermal recovery project and general office expenses. Since March 10, 2005 to December 15, 2012, we have financed our business operations through a loan, fees derived from the farmout of some of our lands, private offerings of our common stock and other securities, and the sale of our common stock upon the exercise of certain warrants, realizing gross proceeds of approximately $24.6 million in cash. In some of these offerings, we sold units comprised of common stock and warrants to purchase additional common stock, and as a result of these offerings, we have an aggregate of 72,142,855 warrants outstanding as of December 15, 2012, with exercise prices of $0.105. These warrants’ expiration dates range from November 9, 2013 to November 23, 2015. If all of these warrants are exercised we may realize aggregate proceeds of approximately $7.6 million. However, the warrant holders have complete discretion as to when and if the warrants are exercised before they expire and we cannot guarantee that the warrant holders will exercise any of the warrants.

For our long-term operations, we anticipate that, among other alternatives, we may raise funds during the next twenty-four months through sales of our equity securities. We also note that if we issue more shares of our common stock, our stockholders will experience dilution in the percentage of their ownership of common stock. We may not be able to raise sufficient funding from stock sales for long-term operations and if so, we may be forced to delay our business plans until adequate funding is obtained. We believe that debt financing may not be a likely alternative for funding our operations in the short term, since we are an exploration stage Company, and due to the risky nature of our business; however, we are progressing toward the point where it is potentially feasible so we may explore debt financing in the next year.

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

SADLER, GIBB & ASSOCIATES, LLC

Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Deep Well Oil & Gas, Inc.

We have audited the accompanying consolidated balance sheet of Deep Well Oil & Gas, Inc. (“the Company”) as of September 30, 2012, and the related consolidated statement of operations and comprehensive loss, shareholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of Deep Well Oil & Gas, Inc. as of September 30, 2011, were audited by other auditors whose report dated December 28, 2011 expressed an unqualified opinion on those statements.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Deep Well Oil & Gas, Inc., as of September 30, 2012, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the exploration stage, has not earned significant revenue, has suffered net losses and has had negative cash flows from operating activities during the year ended September 30, 2012 and for the cumulative period from September 10, 2003 (date of inception) through September 30, 2012. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Sadler, Gibb & Associates, LLC

Farmington, UT

January 11, 2013

Office 801-528-9222

Fax 801-528-9223

291 South 200 West, Farmington, Utah 84025

www.sadlergibb.com

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)

(Exploration Stage Company)

Consolidated Balance Sheets

September 30, 2012 and September 30, 2011

	September 30, 2012	September 30, 2011

ASSETS
Current Assets
Cash and cash equivalents	$244,191	$723,766
Accounts receivable net of allowance of $243,752 (2011 - $350,298)	156,251	34,727
Accounts receivable – related party (Note 9)	–	2,522
Prepaid expenses	46,232	48,298

Total Current Assets	446,674	809,313

Long term investments (Note 8)	275,600	247,937
Oil and gas properties (Note 3)	13,190,518	13,140,951
Property and equipment net of depreciation (Note 7)	322,660	425,895

TOTAL ASSETS	$14,235,452	$14,624,096

LIABILITIES
Current Liabilities
Accounts payable	$72,697	$18,926
Accounts payable – related parties (Note 9)	408,277	202,638

Total Current Liabilities	480,974	221,564

Asset retirement obligations (Note 10)	425,700	387,368

TOTAL LIABILITIES	906,674	608,932

SHAREHOLDERS’ EQUITY
Common stock: (Note 11)
Authorized: 300,000,000 shares at $0.001 par value
Issued and outstanding: 136,739,971 shares (September 30, 2011 – 136,739,971 shares) (Note 11)	136,739	136,739
Additional paid in capital	27,166,742	27,058,078
Deposits on stock subscription (Note 11)	300,000	–
Deficit accumulated during exploration stage	(14,274,703)	(13,179,653)

Total Shareholders’ Equity	13,328,778	14,015,164

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,235,452	$14,624,096

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)

(Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Years Ended September 30, 2012 and 2011 and the Period from September 10, 2003 (Inception of Exploration Stage) to September 30, 2012

	2012	2011	September 10, 2003 to September 30, 2012

Revenue	$–	$–	$–

Expenses
General and Administrative	1,021,942	1,536,211	13,996,933
Depreciation and accretion	128,526	162,140	670,572

Net loss from operations	(1,150,468)	(1,698,351)	(14,667,505)

Other income and expenses
Rental and other income	51,299	5,538	75,070
Interest income	4,183	4,011	214,266
Interest expense	–	–	(208,580)
Forgiveness of loan payable	–	–	287,406
Settlement of debt	–	–	24,866
(Gain) loss on disposal of assets	(64)	348	(226)

Net loss and comprehensive loss	$(1,095,050)	$(1,688,454)	$(14,274,703)

Net loss per common share
Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Outstanding Shares (in thousands)
Basic and Diluted	136,740	136,412

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)

(Exploration Stage Company)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Period from September 10, 2003 (Inception of Exploration Stage) to September 30, 2012

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

For the Period from September 10, 2003 (Inception of Exploration Stage) to September 30, 2012

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

For the Period from September 10, 2003 (Inception of Exploration Stage) to September 30, 2012

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

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)

(Exploration Stage Company)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Continued)

For the Period from September 10, 2003 (Inception of Exploration Stage) to September 30, 2012

				Capital
			Additional	Stock
	Common Shares		Paid in	Subscriptions	Accumulated
	Shares	Amount	Capital	Received	Deficit	Total

Balance carried forward at September 30, 2009	106,774,258	106,773	24,743,763	–	(10,159,647)	14,690,889

March 9, 2010
- Warrants expired (984,375)	–	–	–	–	–	–
May 25, 2010
- Warrants expired (5,000,000)	–	–	–	–	–	–
June 22, 2010
- Warrants expired (8,333,333)	–	–	–	–	–	–
July 11, 2010
- Warrants expired (323,333)	–	–	–	–	–	–

Net operating loss for the year ended September 30, 2010	–	–	–	–	(1,331,552)	(1,331,552)

Balance at September 30, 2010	106,774,258	106,773	24,743,763	–	(11,491,199)	13,359,337

Issuance of common stock
Private Placement November 9, 2010
- Shares	29,285,713	29,286	1,257,181	–	–	1,286,467
- Warrants (29,285,713) (Note 11)	–	–	763,533	–	–	763,533

March 23, 2011
- Shares issued to a director (Note 11)	500,000	500	69,500	–	–	70,000
- Shares issued for services (Note 11)	180,000	180	25,020	–	–	25,200

August 14, 2011
- Warrants expired (2,000,000) (Note 11)	–	–	–	–	–	–
- Warrants expired (10,638,297) (Note 11)	–	–	–	–	–	–

Options granted for services	–	–	199,081	–	–	199,081

Net operating loss for the year ended September 30, 2011	–	–	–	–	(1,688,454)	(1,688,454)

Balance at September 30, 2011	136,739,971	136,739	27,058,078	–	(13,179,653)	14,015,164

October 31, 2011
-Warrants expired (14,500,000) (Note 11)	–	–	–	–	–	–
June 22, 2012
-Warrants expired (1,000,000) (Note 11)	–	–	–	–	–	–
July 11, 2012
-Warrants expired (38,800) (Note 11)	–	–	–	–	–	–

Options granted for service	–	–	108,664	–	–	108,664

Net operating loss for the year ended September 30, 2012	–	–	–	–	(1,095,050)	(1,095,050)

Balance at September 30, 2012	136,739,971	$136,739	$27,166,742	$–	$(14,274,703)	$13,028,778

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)

(Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended September 30, 2012 and 2011 and the Period from September 10, 2003

(Inception of Exploration Stage) to September 30, 2012

	2012	2011	September 10, 2003 to September 30, 2012

CASH PROVIDED BY (USED IN):

Operating Activities
Net loss	$(1,095,050)	$(1,688,454)	$(14,274,703)
Items not affecting cash:
Share based compensation	108,664	294,281	1,326,087
Bad debts	(10,608)	170,044	511,632
Depreciation and accretion	128,526	162,140	670,572
Forgiveness of loan payable	–	–	(287,406)
Settlement of lawsuit	–	–	435,549
Commissions withheld from loans proceeds	–	–	121,000
(Gain) loss on disposal of assets	64	(348)	226
Net changes in non-cash working capital (Note 13)	142,474	119,520	(247,176)

Net Cash (Used) in Operating Activities	(725,930)	(942,817)	(11,744,219)

Investing Activities
Purchase of property and equipment	(860)	(3,254)	(904,469)
Investment in oil and gas properties	(35,731)	(434,694)	(8,611,105)
Long term investments	(17,055)	(464)	(264,992)
Cash from acquisition of subsidiary	–	–	11,141
Return of costs from farmout agreement	–	–	961,426

Net Cash (Used) in Investing Activities	(53,645)	(438,412)	(8,807,999)

Financing Activities
Loan payable	–	–	275,852
Loan advance – related parties	–	–	(811,746)
Note payable repayment	–	–	(111,306)
Debenture repayment	–	–	(1,004,890)
Deposit on stock subscription	300,000	(48,555)	300,000
Proceeds from issuance of common stock	–	2,050,000	21,269,499
Proceeds from debenture net of commissions	–	–	879,000

Net Cash Provided by Financing Activities	300,000	2,001,445	20,796,409

Increase (decrease) in cash and cash equivalents	(479,575)	620,216	244,191

Cash and cash equivalents, beginning of year	723,766	103,550	–

Cash and cash equivalents, end of year	$244,191	$723,766	$244,191

Supplemental Cash Flow Information:
Cash paid for interest	$–	$–	202,159

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)

(Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012 and 2011

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

Upon emergence from Chapter 11 proceedings, Deep Well adopted fresh-start reporting in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (SOP 90-7). In connection with the adoption of fresh-start reporting, a new entity was deemed created for financial reporting purposes. For financial reporting purposes, Deep Well adopted the provisions of fresh-start reporting effective September 10, 2003. In adopting the requirements of fresh-start reporting as of September 10, 2003, the company was required to value its assets and liabilities at fair value and eliminate any accumulated deficit as of September 10, 2003. Deep Well emerged from Chapter 11 proceedings with no assets and liabilities pursuant to the Bankruptcy Order. After the Bankruptcy Order and restructuring was completed, Deep Well entered into the oil and gas exploration business and acquired properties in the Peace River oil sands area, located in the province of Alberta, Canada. Because the current business, heavy oil and gas exploration has no relevance to the predecessor company, there is no basis for financial comparisons between Deep Well’s current operations and the predecessor company.

This report has been prepared showing the name “Deep Well Oil & Gas, Inc. (and Subsidiaries)” (“the Company”) and the post-split common stock, with $0.001 par value, from inception. The accumulated deficit has been restated to zero and dated September 10, 2003, with the statement of operations to begin on that date.

Basis of Presentation

These consolidated financial statements are expressed in U.S. dollars and are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

These statements reflect all adjustments, consisting solely of normal recurring adjustments (unless otherwise disclosed) which, in the opinion of management, are necessary for a fair presentation of the information contained herein.

Going Concern

The Company’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of September 30, 2012, the Company has a working capital deficit, has an accumulated deficit, and has generated negative cash flows from operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and to develop a consistent source of dependent upon the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's operations. The management of the Company has developed a strategy, which it believes will accomplish this objective through short-term related party loans and additional equity funding, which will enable the Company to operate for the coming year.

The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Long-Lived Assets

The Company reviews for the impairment of long-lived assets annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment is measured as the amount by which the assets’ carrying value exceeds its fair value. No impairments to our long-lived assets were identified or recorded in the fiscal years ended September 30, 2012 and 2011.

Asset Retirement Obligations

The Company accounts for asset retirement obligations by recording the estimated future cost of the Company’s plugging and abandonment obligations. The asset retirement obligation is recorded when there is a legal obligation associated with the retirement of a tangible long-lived asset and the fair value of the liability can be reasonably estimated. Upon initial recognition of an asset retirement obligation, the Company increases the carrying amount of the long-lived asset by the same amount as the liability. Over time, the liabilities are accreted for the change in their present value through charges to oil and gas production and well operations costs. The initial capitalized costs are depleted over the useful lives of the related assets through charges to depreciation, depletion, and amortization. If the fair value of the estimated asset retirement obligation changes, an adjustment is recorded to both the asset retirement obligation and the asset retirement cost. Revisions in estimated liabilities can result from revisions of estimated inflation rates, escalating retirement costs, and changes in the estimated timing of settling asset retirement obligations. As at September 30, 2012 and 2011, asset retirement obligations amount to $425,700 and $387,368, respectively. The Company has posted bonds, where required, with the Government of Alberta based on the amount the government estimates the costs of abandonment and reclamation to be.

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

Financial Instruments

Fair Values

Financial instruments include cash and cash equivalents, accounts receivable, accounts receivable – related parties, long term investments, investment in equity securities, accounts payable and accounts payable – related parties. The fair value of these financial instruments approximates their carrying values because of the short-term maturity of these items unless otherwise noted. The fair value of the investment in equity securities cannot be determined as the market value is not readily obtainable. The equity securities are reported using the cost method.

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

The Company has acquired interests in certain oil sands properties located in North Central Alberta, Canada. The terms include certain commitments related to oil sands properties that require the payments of rents as long as the leases are non-producing. As of September 30, 2012, Northern’s net payments due in Canadian dollars under this commitment are as follows:

2013	$45,158
2014	$45,158
2015	$45,158
2016	$45,158
2017	$45,158
Subsequent	$88,883.20

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

a.)	drill 68 wells throughout the 68 sections; or

b.)	drill 44 wells within the 68 sections and having acquired and processed 2 miles of seismic on each other undrilled section.

The Company plans to meet the second of these conditions. As at September 30, 2012 and 2011, the Company has an interest in ten wells, which can be counted towards these requirements.

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

This consists of comparing the carrying value of the asset with the asset's expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows represent management's best estimate based on reasonable and supportable assumptions. Proven oil and gas properties are reviewed for impairment on a field-by-field basis. No impairment losses were recognized for the year ended September 30, 2012 (September 30, 2011 - $nil).

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

For the fiscal year ending September 30, 2012, the Company’s management determined that sufficient progress has been made in assessing its oil sands reserves for continued capitalization of exploratory well costs. In relation to this sufficient progress assessment of its oil sands project the Company considered among other criteria; long lead times in getting regulatory approval for oil sands thermal recovery projects, road bans, winter access only properties and governmental and environmental regulations which can and often delay development of oil sands projects. Because of these and other factors, the Company’s oil sands project can take significantly longer to complete than regular conventional drilling programs for lighter oil. To date the Company’s geological, engineering and economic studies continue to lead them to believe that there is continuing progress toward bringing the project to commercial production. Therefore, the Company has continued to capitalize its costs associated with its oil sands project.

For the Company’s exploratory wells, drilling costs are capitalized on the balance sheet under “Oil and Gas Properties” line item, pending a determination of whether potentially economic oil sands reserves have been discovered by the drilling effort to justify completion of the find as a producing well. The Company periodically assesses the exploration and drilling capitalized costs for impairment and once a determination is made that a well is of no potential economic value, the costs related to that well are expensed as dry hole and reported in exploration expense. No impairments to our long-lived assets were identified or recorded in the fiscal years ended September 30, 2012 and 2011.

The following table illustrates capitalized costs relating to oil and gas – producing activities for two fiscal years ended September 30, 2012 and September 30, 2011:

	2012	2011
Unproved Oil and Gas Properties	$13,222,551	$13,165,546
Proved Oil and Gas Properties	–	–
Accumulated Depreciation	(32,033)	(24,595)
Net Capitalized Cost	$13,190,518	$13,140,951

5.	EXPLORATION ACTIVITIES

The following table presents information regarding the Company’s costs incurred in the oil and gas property acquisition, exploration and development activities for two fiscal years ended September 30, 2012 September 30, 2011:

	2012	2011

Acquisition of Properties:
Proved	$–	$–
Unproved	57,005	422,362
Exploration costs	119,353	163,914
Development costs	–	–

6.	INVESTMENT IN EQUITY SECURITIES

On February 25, 2005, the Company acquired an interest in Signet Energy Inc. (“Signet” formerly Surge Global Energy, Inc.) as a result of a Farmout Agreement. Signet amalgamated with Andora Energy Corporation (“Andora”) in 2007.

As of November 19, 2008, the Company converted its Signet shares into 2,241,558 shares of Andora, which represents an equity interest in Andora of approximately 2.24% as of September 30, 2012, which is Andora’s fiscal year end. These shares are carried at a nominal value using the cost method and their value is included under oil and gas properties on the Company’s balance sheet.

7.	PROPERTY AND EQUIPMENT

	September 30, 2012
		Accumulated	Net Book
	Cost	Depreciation	Value

Computer equipment	$31,084	$29,312	$1,772
Office furniture and equipment	33,199	21,152	12,046
Software	5,826	5,826	–
Leasehold improvements	4,936	3,934	1,002
Portable work camp	170,580	120,847	49,733
Vehicles	38,077	26,976	11,101
Oilfield equipment	154,713	82,689	72,024
Road mats	364,614	258,311	106,303
Wellhead	3,254	1,119	2,135
Tanks	96,085	29,541	66,544
	$902,368	$579,707	$322,660

	September 30, 2011
		Accumulated	Net Book
	Cost	Depreciation	Value

Computer equipment	$30,655	$28,060	$2,595
Office furniture and equipment	33,199	18,141	15,058
Software	5,826	5,826	–
Leasehold improvements	4,936	2,277	2,659
Portable work camp	170,580	99,533	71,047
Vehicles	38,077	22,218	15,859
Oilfield equipment	154,713	64,682	90,031
Road mats	364,614	212,752	151,862
Wellhead	3,254	407	2,847
Tanks	96,085	22,148	73,937
	$901,939	$476,044	$425,895

There was $104,033 of depreciation expense for the year ended September 30, 2012 (September 30, 2011 - $141,031).

8.	LONG TERM INVESTMENTS

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

Accounts receivable – related party was $nil as of September 30, 2012 (September 30, 2011 - $2,522) for rents receivables from a corporation owned by a director. This amount is unsecured, non-interest bearing and has no fixed terms of repayment. The balance was repaid subsequent to year-end.

Accounts payable – related parties was $408,277 as of September 30, 2012 (September 30, 2011 - $202,638) for fees payable to corporations owned by directors. This amount is unsecured, non-interest bearing, and has no fixed terms of repayment.

As of September 30, 2012, officers, directors, their families, and their controlled entities have acquired 52.19% of the Company’s outstanding common capital stock. This percentage does not include unexercised warrants or stock options.

The Company incurred expenses totalling $327,459 to two related parties for professional fees and consulting services during the year ended September 30, 2012 (September 30, 2011 - $209,117).

10.	ASSET RETIREMENT OBLIGATIONS

The total future asset retirement obligation is estimated by management based on the Company’s net working interests in all wells and facilities, estimated costs to reclaim and abandon wells and facilities and the estimated timing of the costs to be incurred in future periods. At September 30, 2012, the Company estimates the undiscounted cash flows related to asset retirement obligation to total approximately $664,403 (September 30, 2011 - $644,226). The fair value of the liability at September 30, 2012 is estimated to be $425,700 (September 30, 2011 - $387,368) using a risk free rate of 3.74% and an inflation rate of 2%. The actual costs to settle the obligation are expected to occur in approximately 35 years.

Changes to the asset retirement obligation were as follows:

	September 30, 2012	September 30, 2011

Balance, beginning of year	$387,368	$386,934
Liabilities incurred	–	–
Effect of foreign exchange	22,038	(5,490)
Disposal	–	(6,839)
Accretion expense	16,294	12,763
Balance, end of year	$425,700	$387,368

11.	COMMON STOCK

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

On August 14, 2011, 12,638,297 warrants previously granted on August 14, 2008 expired unexercised.

On October 31, 2011, 14,500,000 warrants previously granted on October 31, 2008 expired unexercised.

On June 22, 2012, 1,000,000 warrants previously granted on June 22, 2007 expired unexercised.

On July 11, 2012, 38,800 warrants previously granted on July 11, 2007 expired unexercised.

The following table summarizes the Company’s warrants outstanding as of September 30, 2012:

	Shares Underlying Warrants Outstanding			Shares Underlying Warrants Exercisable
Range of Exercise Price	Shares Underlying Warrants Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Warrants Exercisable	Weighted Average Exercise Price

$0.105 at September 30, 2012	29,285,713	1.11	$0.105	29,285,713	$0.105
	29,285,713	1.11	$0.105	29,285,713	$0.105

The following is a summary of warrant activity for the year ending September 30, 2012:

	Number of Warrants	Weighted Average Exercise Price	Intrinsic Value

Balance, September 30, 2011	44,824,513	$0.30	$–
Warrants expired October 31, 2011	(14,500,000)	0.63	–
Warrants expired June 22, 2012	(1,000,000)	1.20	–
Warrants expired July 11, 2012	(38,800)	1.20	–
Balance, September 30, 2012	29,285,713	$0.105	$–
Outstanding Warrants, September 30, 2012	29,285,713	$0.105	$–

There were 29,285,713 warrants outstanding as of September 30, 2012 (September 30, 2011 – 44,824,513), which have a historical fair market value of $763,533 (September 30, 2011 - $2,798,059).

The Company received $300,000 for the year ended September 30, 2012 (September 30, 2011 - $nil) in deposits for stock, for which the Company received subsequent subscription agreements.

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

The maximum number of shares, which may be reserved for issuance under the Plan, may not exceed 10% of the Company’s issued and outstanding Common Shares, subject to adjustment as contemplated by the Plan. The aggregate number of Common Shares with respect to which options may be vested to any one person (together with their associates) in any one year, together with all other incentive plans of the Company, may not exceed 500,000 Common Shares per year and in total may not exceed 2% of the total number of Common Shares outstanding.

On November 28, 2010, all of the stock options granted previously to Dr. Horst A. Schmid, Portwest Investments Ltd., Mr. Curtis James Sparrow, Concorde Consulting, Trebax Projects Ltd., Mr. Cyrus Spaulding, Mr. Donald E.H. Jones and Mr. Moses Ling, expired unexercised. In total 2,727,500 options granted to directors and former directors and their controlled companies expired.

On March 23, 2011, the Board approved to decrease the exercise price of the stock options to purchase 36,000 shares of common stock of Deep Well previously granted to an employee of the Company on September 20, 2007. The exercise price of the stock option is reduced from $0.47 per common share to $0.14 per common share, effective immediately. All other terms and conditions of the option agreement will remain unchanged. The options expired unexercised on September 20, 2012.

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

On October 25, 2011, 375,000 stock options previously granted on October 25, 2006 to Mr. David Roff expired unexercised.

On September 20, 2012, 240,000 and 36,000 stock options previously granted on September 20, 2007 to R.N. Dell Energy Ltd. and a certain employee of the Company, respectively, expired unexercised.

For the period ended September 30, 2012, the Company recorded share based compensation expense related to stock options in the amount of $108,664 (September 30, 2011 - $199,081) on the 2,700,000 stock options issued March 23, 2011. No options were exercised during the year ended September 30, 2012, therefore, the intrinsic value of the options exercised during the year ended September 30, 2012 is $nil. As of September 30, 2012, there was remaining unrecognized compensation cost of $25,952 related to the non-vested portion of these unit option awards. Compensation expense is based upon straight-line depreciation of the grant-date fair value over the vesting period of the underlying unit option.

	Shares Underlying Options Outstanding			Shares Underlying Options Exercisable
Range of Exercise Prices	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price
$0.14 at September 30, 2012	2,700,000	3.48	0.14	1,800,000	$0.14
	2,700,000	3.48	$0.14	1,800,000	$0.14

The aggregate intrinsic value of exercisable options as of September 30, 2012, was $nil (September 30, 2011 - $nil).

The following is a summary of stock option activity as at September 30, 2012:

	Number of Underlying Shares	Weighted Average Exercise Price	Weighted Average Fair Market Value
Balance, September 30, 2011	3,351,000	$0.23	$0.15
Options expired October 25, 2011	(375,000)	0.71	0.27
Options expired September 20, 2012	(36,000)	0.14	0.36
Options expired September 20, 2012	(240,000)	0.47	0.24
Balance, September 30, 2012	2,700,000	$0.14	$0.12
Exercisable, September 30, 2012	1,800,000	$0.14	$0.12

The following table summarizes the activity of the Company’s non-vested stock options since September 30, 2011:

	Non-Vested Options
	Number of Underlying Shares	Weighted Average Exercise Price

Non-vested at September 30, 2011	1,800,000	$0.14
Options vested at March 23, 2012	(900,000)	0.14

Non-vested at September 30, 2012	900,000	$0.14

Measurement Uncertainty

The Black-Scholes option-pricing model (“Black-Scholes”) was developed for use in estimating the fair value of traded “European” options which are liquid and that have no vesting restrictions and are fully transferable. Stock options and the warrants attached to the units issued by the Company are non-transferable and vest over time, and are “American” options. Option pricing models require the input of subjective assumptions including expected share price volatility. The fair value estimate can vary materially as a result of changes in the assumptions. The following assumptions are used in the Black-Scholes option-pricing model:

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

13.	CHANGES IN NON-CASH WORKING CAPITAL

	September	September
	30, 2012	30, 2011

Accounts receivable	$(119,002)	$(11,542)
Prepaid expenses	2,066	38,419
Accounts payable	259,410	92,643

	$142,474	$119,520

14.	INCOME TAXES

As of September 30, 2012, the Company has approximately $4,149,303 (2011 – $4,032,878) of operating losses expiring through 2032 that may be used to offset future taxable income but are subject to various limitations imposed by rules and regulations of the Internal Revenue Service. The net operating losses are limited each year to offset future taxable income, if any, due to the change of ownership in the Company's outstanding shares of common stock. In addition, at September 30, 2012, the Company had an unused Canadian net operating loss carry-forward of approximately $10,890,933 (2011 – $10,449,641), expiring through 2032. These operating loss carry-forwards may result in future income tax benefits of approximately $4,215,830. However, because realization is uncertain at this time, a valuation reserve in the same amount has been established. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The components of the net deferred tax asset, the statutory tax rate, the effective rate and the elected amount of the valuation allowance are as follows:

	Year Ended September 30, 2012	Year Ended September 30, 2011

Statutory and effective tax rate
Domestic
Statutory U.S. federal rate	35.00%	35.00%
Foreign	25.375%	26.50%

	Year Ended September 30, 2012	Year Ended September 30, 2011

Income taxes recovered at the statutory and effective tax rate
Domestic
Statutory U.S. federal rate	$81,533	$149,187
Foreign	218,758	292,549

Timing differences:
Non-deductible expenses	(93,161)	(120,107)
Other deductible charges	2,086	2,188
Benefit of tax losses not recognized in the year	(209,216)	(323,817)

Income tax recovery (expense) recognized in the year	$–	$–

The approximate tax effects of each type of temporary difference that gives rise to deferred tax assets are as follows:

	Year Ended September 30, 2012	Year Ended September 30, 2011

Deferred income tax assets (liabilities)
Net operating loss carry-forwards	$4,215,830	$4,180,662
Oil and gas properties	107,344	108,009
Equipment	165,917	144,603
Valuation allowance	(4,489,091)	(4,433,274)

Net deferred income tax assets	$–	$–

In accordance with generally accepted accounting principles, the Company has analyzed its filing positions in all jurisdictions where it is required to file income tax returns for the open tax years in such jurisdictions. The Company has identified its federal income tax returns for the previous five years remain subject to examination. The Company’s income tax returns in state income tax jurisdictions also remain subject to examination for the previous five years. The Company currently believes that all significant filing positions are highly certain and that all of its significant income tax filing positions and deductions would be sustained upon audit. Therefore, the Company has no significant reserves for uncertain tax positions, and no adjustments to such reserves were required by generally accepted accounting principles. No interest or penalties have been levied against the Company and none are anticipated, therefore no interest or penalty has been included in the provision for income taxes in the consolidated statements of operations.

15.	COMMITMENTS

Compensation to Directors

Since the acquisition of Northern Alberta Oil Ltd., the Company and Northern have entered into the following contracts with the following companies for the services of their officers:

1)	Portwest Investments Ltd., a company owned 100% by Dr. Horst A. Schmid, for providing services to the Company as Chief Executive Officer and President for $12,500 Cdn per month. As of September 30, 2012, the Company has accrued Cdn $259,500 owing to Portwest Investments Ltd., and did not pay out this accrued portion to Portwest Investments Ltd. since April 2010 for the services of Dr. Schmid as Chief Executive Officer and President of the Company.

2)	Concorde Consulting, a company owned 100% by Mr. Curtis J. Sparrow, for providing services as Chief Financial Officer to the Company for $15,000 Cdn per month.

Rental Agreement

On November 20, 2007 and December 1, 2008, the Company entered into two office lease agreements commencing December 1, 2007 and January 1, 2009 and expiring on November 30, 2012 and December 31, 2013, respectively. The annual payments due in Canadian dollars are as follows:

2013	$47,647
2014	$10,625

16.	SUBSEQUENT EVENTS

Effective on November 23, 2012, the Company completed a private placement for an aggregate of 42,857,142 units at a price of $0.07 per unit for an aggregate of $300,000,000 (including the Deposit received prior to September 30, 2012 of $300,000). Each unit consists of one common share and one common share purchase warrant. Each warrant entitles the holder to purchase one additional common share at a price of $0.105 per common share for a period of three years from the date of closing, provided that if the closing price of the Common Shares of the Company on the principal market on which the shares trade is equal to or exceeds US$1.00 for 30 consecutive trading days, the warrant term shall automatically accelerate to the date which is 30 calendar days following the date that written notice has been given to the warrantholders. The warrants expire on November 23, 2015.

Effective on December 3, 2012, the Company entered into a Purchase and Sale agreement with 1132559 Alberta Ltd. (“113”) and acquired an additional 10% working interest in most of the Sawn Lake oil sands properties where the Company already owns working interests, in exchange for the following: 1.) $2.4 million Canadian; 2.) the discontinuance, without costs, of the Court of Queen’s Bench, Judicial District of Edmonton, Action No. 0803-0869 and Action No. 1003-14659 filed against 113; and 3.) Forgiving the amounts owned from 113 to the Company in the amount of $239,267.88 Canadian and any defaults and penalties that the Company had imposed upon 113.

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

This lawsuit has been stayed pending the out come of the other litigation by the Plaintiff against some of the above Defendants other than Deep Well and Northern. The Company believes the claims are without merit and will vigorously defend against them. As at September 30, 2012, no contingent liability has been recorded, as the Company believes that a successful outcome for the Plaintiff is remote.

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

Deep Well plans to vigorously defend itself against the Plaintiff’s claims. As at September 30, 2012, no contingent liability has been recorded, as the Company believes that a successful outcome for the Plaintiff is remote.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of our fiscal year ended September 30, 2012, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934) was carried out under the supervision and with the participation of our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that as of the end of that fiscal year, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Our management, which included our principal executive officer and principal financial officer, assessed our internal control over financial reporting as of September 30, 2012. This assessment was based on criteria for effective internal control over financial reporting described in the internal control integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes that, as of September 30, 2012, our internal control over financial reporting was effective.

Attestation Report of the Independent Registered Public Accounting Firm

We are a smaller reporting company within the meaning of Rule 12b-2 under the Exchange Act. Therefore this annual report on Form 10-K is not required to include an attestation report of our independent registered public accounting firm, Sadler, Gibb & Associates, L.L.C. with respect to our internal control over financial reporting. Sadler, Gibb & Associates, L.L.C. audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of our internal control over financial reporting. Accordingly, Sadler, Gibb & Associates, L.L.C. expressed no such opinion on our internal control over financial reporting as of September 30, 2012.

Changes in Internal Control Over Financial Reporting

During the fiscal year ended September 30, 2012 there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Deep Well reported all information that was required to be disclosed on Form 8-K during the fourth quarter of the fiscal year covered by this Form 10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The directors and executive officers of Deep Well are as follows:

As at September 30, 2012
Name	Age	Position/Office

Dr. Horst A. Schmid	79	Director and Chairman of the Board, President and Chief Executive Officer
Mr. Said Arrata	72	Director
Mr. Satya Brata Das	56	Director
Mr. David Roff	41	Director
Mr. Curtis James Sparrow	55	Director and Chief Financial Officer, Secretary and Treasurer
Mr. Malik Youyou	59	Director

Biographies of Directors and Executive Officers

Brief biographies of the directors and executive officers of Deep Well are set forth below. All directors hold office until the next stockholders’ meeting or until their death, resignation, retirement, removal, disqualification or until their successors have been elected and qualified. Vacancies in the existing Board may be filled by majority vote of the remaining directors. Officers of our Company serve at the will of the Board of Directors. As of September 30, 2012 there are no written employment contracts for officers outstanding, other than the consulting contracts as disclosed herein.

Dr. Horst A. Schmid has served as director and Chairman of the Board since February 6, 2004 to present. Since June 29, 2005 to present he has been the Chief Executive Officer and President of Deep Well. From September 1996 to present, Dr. Schmid has been director, President and Chief Executive Officer of Portwest Investment Ltd., a private firm, located in Edmonton, Alberta, Canada. Prior to that, Dr. Schmid spent 15 years as Cabinet Minister for the Government of Alberta and 10 years as Commissioner General for Trade and Tourism for the province of Alberta. During that time he was involved in numerous successful overseas negotiations for the Alberta Oil & Gas Industry, achieving major contracts for Alberta Exploration/Production/Service Companies. He is the recipient of many Canadian and International Awards for his accomplishments. Dr. Schmid received an Honorary Law Degree from the University of Alberta.

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

Mr. Curtis James Sparrow has served as director of Deep Well since February 6, 2004. From that time until the present Mr. Sparrow has also been the Chief Financial Officer, Corporate Secretary and Treasurer of Deep Well. Since the mid 1980s, Mr. Sparrow has been a self-employed management consultant specializing in the natural resource section. Mr. Sparrow has been involved in the oil and gas industry in various capacities for over 30 years. He has held directorships and senior officer positions with junior exploration and development companies before becoming a self-employed consultant. He has also participated in the marketing side of the oil and gas industry, and was part of an acquisition team formed to assess and develop a bid for a multi-billion dollar integrated oil company. His experience also includes corporate and project management, international businesses and mining. Mr. Sparrow received his Bachelor of Science Degree in Engineering and Masters Degree in Business Administration from the University of Alberta. Mr. Sparrow is also a registered Professional Engineer.

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

Involvement in Certain Legal Proceedings

The following does not describe any legal proceeding to which Deep Well or its subsidiaries is a party. For a description of certain legal proceedings involving Deep Well and its subsidiaries, see the section of this annual report on Form 10-K entitled Item 3 Legal Proceedings. In the past ten years:

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

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our Company’s officers, directors and persons who beneficially own more than 10% of a registered class of our Company’s equity securities to file reports of ownership and changes in ownership with the SEC, and to furnish to our Company copies of such reports. Based solely on the review of Forms 3 and 4 received by our Company during the September 30, 2012 fiscal year, as required under Section 16(a)(2) of the Securities Exchange Act of 1934, the following directors did not report on a timely basis as follows: Mr. David Roff, a director of our Company, filed one Form 4 late in connection with Mr. Roff’s expired unexercised stock options; and Mr. Malik Youyou, a director and a 10% or more beneficial owner of our Company, filed two Form 4s late in connection with Mr. Youyou’s expired unexercised warrants.

Code of Ethics

As of September 30, 2012, our Company had not yet adopted a formal code of ethics governing its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have not adopted a code of ethics because we have limited operations. Our Board of Directors will address this issue in the future to determine the adoption of a code of ethics. In the meantime, our management intends to promote honest and ethical conduct, full, fair, accurate, understandable and timely disclosure in our reports to the SEC, and compliance with applicable governmental laws, rules and regulations.

Corporate Governance

Director Independence

We have not adopted standards for director independence, but in making a determination on our Board of Director’s independence under the standards for independence set forth by the NASDAQ Stock Market Rule 5605(a)(2), we determined that as of September 30, 2012, our Board of Directors consisted of four independent and two non-independent directors. The directors of our Company are as follows:

As at September 30, 2012
Name	Year When First Appointed as Director
Dr. Horst A. Schmid	2004	Non-independent director
Mr. Said Arrata	2011	Independent director
Mr. Satya Brata Das	2011	Independent director
Mr. David Roff	2006	Independent director
Mr. Curtis James Sparrow	2004	Non-independent director
Mr. Malik Youyou	2008	Independent director

Our Board of Directors has approved the adoption of the formation of a corporate governance committee in the future, which will carry out the functions and duties as set out for a nominating committee and compensation committee. Our Board of Directors has designated Mr. Said Arrata, Mr. Satya Brata Das, Mr. David Roff and Mr. Curtis Sparrow to serve on our future corporate governance committee. Our Company currently does not yet have a corporate governance committee charter, but we are currently in the process of considering and developing a corporate governance committee charter. During our September 30, 2012 fiscal year end there were no meetings of our corporate governance committee.

Nominating Committee

Our corporate governance committee, will include the functions and duties of a nominating committee. The committee members are Mr. Said Arrata as an independent director, Mr. Satya Brata Das as an independent director, Mr. David Roff as an independent director and Mr. Curtis Sparrow as a non-independent director. Our Company currently does not have a nominating committee charter or policy, however our Company does consider director candidates recommended by stockholders of our Company as set out in our amended and restated bylaws filed on September 3, 2009 with the SEC on Form 8-K and as set out under Shareholder Eligibility Rule 14a-11 of the SEC. We are currently in the process of considering and developing a nominating committee charter or policy.

Audit Committee

We do not currently have an audit committee of our Board of Directors, nor does our Company have an audit committee charter. Our full Board of Directors fulfills the duties of an audit committee.

We have an independent audit committee financial expert on our Board of Directors. Mr. David Roff a director serving on our Board of Directors is a chartered accountant, with a B.A. degree from the University of Western Ontario, has worked as an auditor from 1995 to 1998. Mr. David Roff is a Certified Public Accountant in good standing since 1995 to present.

Compensation Committee

Our corporate governance committee, will include the functions and duties of a compensation committee. The committee members are Mr. Said Arrata as an independent director, Mr. Satya Brata Das as an independent director, Mr. David Roff as an independent director and Mr. Curtis Sparrow as a non-independent director. From February 9, 2004 to present Mr. Curtis Sparrow has been the Chief Financial Officer, Corporate Secretary and Treasurer of Deep Well. Our Company currently does not have a compensation committee charter. We are currently in the process of considering and developing a compensation committee charter. Currently our entire Board of Directors review all compensation paid to the officers of our Company.

Shareholder Communications

We recognize the investment in our Company that stockholders of our common stock have made and accordingly, we are committed to the open exchange of ideas, concerns and suggestions with our stockholders. Stockholders desiring to communicate with the Board of Directors of the Company can do so by mailing a letter to the attention of the Chairman of the Board of Directors addressed to our Company’s corporate office at Suite 700, 10150 – 100 Street, Edmonton, Alberta, T5J 0P6. We did not hold a general meeting of stockholders during the fiscal year ended September 30, 2012. Our last general meeting of stockholders was held on February 24, 2010.

Board leadership structure and role in risk oversight

Currently, Dr. Horst A. Schmid is our President and Chief Executive Officer and also serves as the Chairman of our Board of Directors. Because of the small size of our Company we do not have a lead independent director. Our Board of Directors consists of four independent and two non-independent directors. Our independent directors take an active role on our Board of Directors and make up a majority of our Board. Given the size of our Company, our entire Board of Directors believe that our current board leadership structure is appropriate at this time and that Dr. Horst A. Schmid and Mr. Curtis Sparrow bring valuable industry experience and historical knowledge of our Company’s history.

Our entire Board of Directors perform the role of risk oversight and includes all of our executive officers. Our management submits weekly updates to our entire Board of Directors for review and discussion. These weekly updates include, but are not limited to, regulatory disclosure, administrative and operational updates, weekly financial status and discussion of major expenditures. Our independent Board members regularly discuss their concerns and observations regarding all aspects of our Company’s business plans, risks and operations. These weekly updates facilitate discussions regarding risk-related information or concerns between our Board of Directors and our management. Dr. Horst A. Schmid and our entire Board of Directors form the agendas for all Board meetings.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides information about the compensation paid to, earned or received during the last two fiscal years ended September 30, 2012 and September 30, 2011, by the executive officers listed below (the “Named Executive Officers”).

Executive Compensation Summary
Name and Principal Position	Fiscal Year Sept. 30	Fee $Cdn		Bonus $US	Stock Awards $US	Option Awards $US		Non-Equity Incentive Plan Compen- sation $US	Non- qualified Deferred Compen- sation Earnings $US	All Other Compen- sation $US		Total $US

Dr. Horst A. Schmid (1)	2012	$150,000	(2)	$–	$–	$18,111	(3)	$–	$–	$–	(4)	$170,511	(9)
President and	2011	$150,000	(2)	$–	$–	$32,958	(3)	–	$–	$2,000	(4)	$179,348	(9)
Chief Executive Officer

Mr. Curtis James Sparrow (5)	2012	$180,000	(6)	$–	$–	$18,111	(7)	$–	$–	$–	(8)	$200,991	(9)
Chief Financial Officer	2011	$180,000	(6)	$–	$–	$32,958	(7)	–	$–	$1,000	(8)	$207,226	(9)

(1) Dr. Horst A. Schmid has served our Company as director and Chairman of the Board since February 6, 2004 to present. From June 29, 2005 to present Dr. Schmid has been the President and Chief Executive Officer of our Company.

(2) Portwest Investments Ltd., a company owned 100% by Dr. Horst A. Schmid, provided services as Chief Executive Officer and President to our Company for Cdn $150,000 for the 2012 fiscal year and Cdn $150,000 for the 2011 fiscal year. For the 2012 and 2011 fiscal years, our Company accrued Cdn $150,000 and Cdn $93,750, respectively, in amounts owing to Portwest, but did not pay out any of this accrued portion of the above fees to Portwest for the services of Dr. Schmid as Chief Executive Officer and President of our Company.

(3) On November 28, 2010, 375,000 and 390,000 stock options previously granted on November 28, 2005 to Dr. Horst A. Schmid and Portwest Investments Ltd., respectively, expired unexercised. On March 23, 2011, our Board granted Dr. Schmid, as a Director of our Company, options to purchase 450,000 shares each of common stock at an exercise price of $0.14 per common share, 150,000 vesting immediately and the remaining vesting one-third on March 23, 2012, and one-third on March 23, 2013, with a five-year life.

(4) Dr. Horst A. Schmid was paid $nil for the fiscal year 2012 and $2,000 for the fiscal year 2011, for director’s fees for his services on the Board of Directors as Chairman of the Board of our Company.

(5) Mr. Curtis James Sparrow has served our Company as director since February 6, 2004. From February 9, 2004 to present Mr. Sparrow has been the Chief Financial Officer, Corporate Secretary and Treasurer of our Company.

(6) Concorde Consulting, a company owned 100% by Mr. Curtis James Sparrow, provided services as Chief Financial Officer to our Company for Cdn $180,000 for the 2012 fiscal year and Cdn $180,000 for the 2011 fiscal year. For the 2012 and 2011 fiscal years, our Company accrued Cdn $60,000 and Cdn $45,000, respectively, in amounts owing to Concorde, but did not pay out this accrued portion of the above fees to Concorde for the services of Mr. Sparrow as Chief Financial Officer of our Company.

(7) On November 28, 2010, 375,000 and 390,000 stock options previously granted on November 28, 2005 to Mr. Curtis James Sparrow and Concorde Consulting, respectively, expired unexercised. On March 23, 2011, our Board granted Mr. Sparrow, as a Director of our Company, options to purchase 450,000 shares each of common stock at an exercise price of $0.14 per common share, 150,000 vesting immediately and the remaining vesting one-third on March 23, 2012, and one-third on March 23, 2013, with a five-year life.

(8) Mr. Curtis James Sparrow was paid $nil for the fiscal year 2012 and $1,000 for the fiscal year 2011, for director’s fees for his services on the Board of Directors as director of our Company.

(9) The Cdn dollar amounts in the fee column for Dr. Schmid’s and Mr. Sparrow’s September 30, 2012 and 2011 fiscal year fees were converted to US$ in the total column of this table based on the year-end exchange rates of $1.016 and $0.9626, respectively.

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

On November 28, 2005, our Board of Directors of our Company previously granted 390,000 options to acquire common shares to the above corporations providing consulting services to our Company and on November 28, 2010 these options expired unexercised and no further options were granted to corporations providing consulting services as executive officers to our Company. On March 23, 2011, and as herein reported under the Executive Compensation Summary, our Board of Directors granted Dr. Schmid and Mr. Sparrow, as directors of our Company, options to purchase 450,000 shares each of common stock at an exercise price of $0.14 per common share, one-third vesting immediately, one-third vesting on March 23, 2012, and one-third vesting on March 23, 2013, with a five-year life.

Outstanding Equity Awards Granted to Executive Officers at September 30, 2012
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

(1) Portwest Investments Ltd., is owned 100% by Dr. Horst A. Schmid. Dr. Schmid provides services as Chief Executive Officer and President to our Company.

(2) Concorde Consulting, is owned 100% by Mr. Curtis James Sparrow. Mr. Sparrow provides services as Chief Financial Officer to our Company.

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

For the period ended September 30, 2012, our Company recorded share based compensation expense related to stock options in the amount of $108,664 (September 30, 2011 - $199,081) on the 2,700,000 stock options issued on March 23, 2011. No options were exercised during the year ended September 30, 2012, therefore, the intrinsic value of the options exercised during the year ended September 30, 2012 is $nil. As of September 30, 2012, there was remaining unrecognized compensation cost of $25,952 related to the non-vested portion of these unit option awards. Compensation expense is based upon straight-line depreciation of the grant-date fair value over the vesting period of the underlying unit option.

Director Compensation at September 30, 2012
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dr. Horst A. Schmid	Disclosed in the Executive Compensation Summary under Item 11.
Mr. Said Arrata(2)	–	–	18,111	–	–	–	18,111
Mr. Satya Brata Das(3)	–	–	18,111	–	–	–	18,111
Mr. David Roff(4)	–	–	18,111	–	–	–	18,111
Mr. Curtis James Sparrow	Disclosed in the Executive Compensation Summary under Item 11.
Mr. Malik Youyou(5)	–	–	18,111	–	–	–	$18,111

(1) These estimated valuations include the value of the vested options received on March 23, 2011.

(2) Mr. Said Arrata has served our Company as Director since March 8, 2011.

(3) Mr. Satya Brata Das has served our Company as Director since March 8, 2011.

(4) Mr. David Roff has served our Company as Director since April 3, 2006.

(5) Mr. Malik Youyou has served our Company as Director since August 20, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

As of September 30, 2012, with respect to shares of Deep Well common stock that may be issued under our existing equity compensation plan, see Item 5 “Equity Compensation Plan Information” of this report on Form 10-K.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the number and percentage of the beneficial ownership of shares of Deep Well’s outstanding common stock as of September 30, 2012 by each person or group known by us to be the beneficial owner of more than 5%, and all of our directors and executive officers individually and as a group.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS As of December 15, 2012
Name and Address of Beneficial Owner	Title of Class	Number of Shares Beneficially Owned (1) (2)	Percentage of Class Beneficially Owned		Nature of Beneficial Ownership

Malik Youyou	Common	182,462,393	72.60	%(3)	Direct and Indirect
Director
Sadovnicheskeya nab 69
Moscow 115035, Russia

VP Bank (Schweiz) AG	Common	10,579,084	5.89	(4)	Direct
Beneficial Owner of 5% or more
Bahnhofstr. 3
8022 Zuerich, Switzerland

Dr. Horst A. Schmid	Common	2,250,000	1.25	%(5)	Direct and Indirect
Director and Chairman of the Board, President and Chief Executive Officer
Suite 700, 10150 - 100 Street
Edmonton, Alberta T5J 0P6 Canada

Mr. Satya Brata Das	Common	1,968,570	1.09	%(6)	Direct and Indirect
Director
Suite 710, 10150 - 100 Street
Edmonton, Alberta T5J 0P6 Canada

Mr. Said Arrata	Common	800,000	*	(7)	Direct
Director
Suite 2320, 255 – 5 Avenue S.W.
Calgary, Alberta T2P 3G6 Canada

Mr. David Roff	Common	379,886	*	(8)	Direct
Director
27 Chicora Avenue
Toronto, Ontario M5R 1W7 Canada

Mr. Curtis James Sparrow	Common	300,000	*	(9)	Direct
Director, Chief Financial Officer, Corporate Secretary and Treasurer
Suite 700, 10150 - 100 Street
Edmonton, Alberta T5J 0P6 Canada

All Officers and Directors as a Group	Common	188,160,849	74.21%		Direct and Indirect

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

(2) Based on 179,597,113 of our common shares issued and outstanding on December 15, 2012. For calculating the percentage of beneficial ownership separately for each person, his or her options, warrants or both that can be acquired within 60 days are included in both the numerator and the denominator. For the directors as a group, their collective options and warrants that can be acquired within 60 days are included in both the numerator and the denominator when calculating their group percentage ownership.

(3) Mr. Malik Youyou has served our Company as director from August 20, 2008 to present. As of December 15, 2012, Mr. Youyou beneficially owns 182,462,393 shares of our common stock, of which 104,575,042 are held directly and 6,158,781 are held by Westline Enterprises Limited, a corporation 100% owned by Mr. Youyou. Mr. Youyou also holds presently exercisable warrants to acquire 71,428,570 shares of our common stock and presently exercisable options to acquire 300,000 shares of our common stock. Assuming the issuance of 71,728,570 shares of our common stock, pursuant to the exercise of Mr. Youyou’s presently exercisable warrants and options, Mr. Youyou would beneficially own 72.6% of our Company’s outstanding common stock. As December 15, 2012, Mr. Youyou has not exercised any warrants or options and without the exercise of Mr. Youyou’s warrants and options, Mr. Youyou has a 61.66% ownership of our issued and outstanding common stock.

(4) Based solely on our statement of security holder listing report received from our transfer agent on December 15, 2012, VP Bank (Schweiz) AG owns 10, 579,084 shares of our common stock and based on this report VP Bank (Schweiz) AG owns 5.89% of our Company’s issued and outstanding common stock.

(5) Dr. Horst A. Schmid has served our Company as director and Chairman of the Board from February 6, 2004 to present. Dr. Schmid has also served our Company as President and Chief Executive Officer from June 29, 2005 to present. Dr. Schmid’s beneficial ownership consists of Portwest Investment Ltd., owning 1,950,000 shares of our common stock. Portwest Investment Ltd. is a private corporation registered in Alberta, Canada, which is 100% owned and controlled by Dr. Schmid. Dr. Schmid also directly owns presently exercisable options to acquire 300,000 shares of our common stock. Assuming the issuance of 300,000 shares of common stock, pursuant to the exercise of Dr. Schmid’s presently exercisable stock options, Dr. Schmid would beneficially own 1.25% of our Company’s outstanding common stock. As December 15, 2012, Dr. Schmid has not exercised any stock options and without the exercise of Dr. Schmid’s options, Dr. Schmid has a 1.09% ownership of our issued and outstanding common stock.

(6) Mr. Satya Brata Das has served our Company as director since March 8, 2011. Mr. Das’ beneficial ownership of our common stock consist of 954,285 shares of our common stock, of which 240,000 are held directly and 714,285 are held by Cambridge Strategies Inc., a company 50% owned by Mr. Satya Brata Das and 50% owned by his wife. Mr. Das also directly owns presently exercisable options to acquire 300,000 shares of our common stock. Mr. Das also indirectly owns through Cambridge Strategies Inc. presently exercisable warrants to acquire an additional 714,285 shares of our common stock. Assuming the issuance of 1,014,285 shares of our common stock, pursuant to the exercise of Mr. Das’ presently exercisable warrants indirectly held and options directly held, Mr. Das would beneficially own 1.09% of our Company’s outstanding common stock. As December 15, 2012, Mr. Das has not exercised any warrants or options and without the exercise of Mr. Das’ warrants and options, Mr. Das has a 0.53% ownership of our issued and outstanding common stock.

(7 Mr. Said Arrata has served our Company as director since March 8, 2011 Mr. Arrata’s beneficial ownership of our common stock consist of 500,000 shares of our common stock. Mr. Arrata also directly owns presently exercisable options to acquire 300,000 shares of our common stock. Assuming the issuance of 300,000 shares of our common stock, pursuant to the exercise of Mr. Arrata’s presently exercisable stock options, Mr. Arrata would beneficially own 0..44% of our Company’s outstanding common stock. As December 15, 2012, Mr. Arrata has not exercised any stock options and without the exercise of Mr. Arrata’s options, Mr. Arrata has a 0.28% ownership of our issued and outstanding common stock.

(8) Mr. David Roff has served our Company as director since April 3, 2006. Mr. Roff’s beneficial ownership consists of 79,886 shares of our common stock. Mr. Roff also directly owns presently exercisable options to acquire 300,000 shares of our common stock. Assuming the issuance of 300,000 shares of our common stock, pursuant to the exercise of Mr. Roff’s presently exercisable stock options, Mr. Roff would beneficially own 0..21% of our Company’s outstanding common stock. As December 15, 2012, Mr. Roff has not exercised any stock options and without the exercise of Mr. Roff’s options, Mr. Roff has a 0.04% ownership of our issued and outstanding common stock. As of October 25, 2011, 375,000 options previously granted to Mr. Roff expired unexercised.

(9) Mr. Sparrow has served our Company as director and Chief Financial Officer since February 9, 2004. Mr. Sparrow holds presently exercisable options to acquire 300,000 shares of our common stock. Assuming the issuance of 300,000 shares of common stock, pursuant to the exercise of Mr. Sparrow’s presently exercisable stock options, Mr. Sparrow would beneficially own 0.17% of our Company’s outstanding common stock. As December 15, 2012, Mr. Sparrow has not exercised any stock options and without the exercise of Mr. Sparrow’s options, Mr. Sparrow has a 0.00% ownership of our issued and outstanding common stock.

Changes in Control

Except as described below, Deep Well is not aware of any arrangement that may result in a change in control of Deep Well or its subsidiary companies.

As of December 15, 2012, and based solely on Mr. Malik Youyou’s filed Form 4s and an Amended Schedule 13D both filed on December 12, 2012, Mr. Youyou, a director of our Company, beneficially owns 182,462,393 common shares of Deep Well, representing 72.6% of Deep Well’s outstanding shares of common stock (assuming the exercise of all options and warrants held by Mr. Youyou).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Effective November 23, 2012, pursuant to a subscription agreement, our Company completed a private placement to one investor of an aggregate of 42,857,142 units (“Units”) at a price of $0.07 per Unit, for total gross proceeds of $3,000,000 (including a deposit received prior to September 30, 2012 of $300,000). Each Unit is comprised of one (1) common share and one (1) common share purchase warrant. Each warrant entitles the holder to purchase one (1) common share at a price of $0.105 for a period of three years from the date of closing, provided that if the closing price of the common shares of the Company on the principal market on which our common shares trade is equal to or exceeds $1.00 for thirty consecutive trading days, the warrant term will automatically accelerate to the date that is thirty calendar days following the date that written notice has been given to the warrantholder. No commission or finder’s fees were payable in connection with this private placement. The Units were issued pursuant to Regulation S under the Securities Act of 1933, as amended. The warrants expire on November 23, 2015. Mr. Malik Youyou has served our Company as director from August 20, 2008 to present. As of December 15, 2012, Mr. Youyou beneficially owns 182,462,393 shares of our common stock, of which 104,575,042 are held directly and 6,158,781 are held by Westline Enterprises Limited, a corporation 100% owned by Mr. Youyou. Mr. Youyou also holds presently exercisable warrants to acquire 71,428,570 shares of our common stock and presently exercisable options to acquire 300,000 shares of our common stock. Assuming the issuance of 71,728,570 shares of our common stock, pursuant to the exercise of Mr. Youyou’s presently exercisable warrants and options, Mr. Youyou would beneficially own 72.6% of our Company’s outstanding common stock. As December 15, 2012, Mr. Youyou has not exercised any warrants or options and without the exercise of Mr. Youyou’s warrants and options, Mr. Youyou has a 61.66% ownership of our issued and outstanding common stock.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

In the fiscal year ended September 30, 2012, we paid Collins Barrow, an independent third party, PCAOB registered, chartered accounting firm fees of Cdn $23,100 relating to the preparation of our Company’s tax returns and first quarter financial statements. On February 1, 2012, we hired an employee who just recently acquired her CA designation as a chartered accountant. This new employee prepared our second and third quarterly financial statements. All of our quarterly financial statements for the fiscal year ended September 30, 2012 and September 30, 2011were reviewed by Madsen & Associates, CPA’s Inc.

In the fiscal year ended September 30, 2011, we paid Collins Barrow, an independent third party, PCAOB registered, chartered accounting firm fees of Cdn $60,948, relating to the preparation of our Company’s tax returns, quarterly and annual consolidated financial statements which were audited by Madsen & Associates, CPA’s Inc.

The following table is a summary of the fees billed to us by Madsen & Associates, CPA’s Inc. and Sadler, Gibb & Associates, L.L.C. for professional services for the fiscal years ended September 30, 2012 and September 30, 2011:

Fee Category	Fiscal 2012 Fees	Fiscal 2011 Fees

Audit Fees	$25,000	$21,675
Audit Related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–
Total Fees	$25,000	$21,675

Audit Fees

Audit fees consist of fees for services provided by Sadler, Gibb & Associates, L.L.C. for the audit of our annual financial statements included in this annual report on Form 10-K for the year ended September 30, 2012. Also, audit fees consist of fees for services provided by Madsen & Associates, CPA’s Inc. for the audit of our annual financial statements included in this annual report on Form 10-K for the year ended September 30, 2011 and for the review of our quarterly financial statements included in our quarterly filings on Form 10-Q for the periods ending December 31, 2011, March 31, 2012 and June 30, 2012.

Audit Committee Pre-Approval Policies and Procedures

Our Board of Directors has pre-approved, and pre-approves, all audit and non-audit services provided or to be provided by Sadler, Gibb & Associates, L.L.C. or provided by Madsen & Associates, CPA’s Inc. Our Board of Directors has considered the nature and amount of the fees billed by Sadler, Gibb & Associates, L.L.C. and Madsen & Associates, CPA’s Inc., and believes that the provision of the services for activities unrelated to the audit of our financial statements is compatible with maintaining the independence of Sadler, Gibb & Associates, L.L.C. and Madsen & Associates, CPA’s Inc.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements filed with this report on Form 10-K

The following listed financial statements and report of independent registered public accounting firm are filed as part of this annual report on Form 10-K (see “Item 8 - Consolidated Financial Statements” of this report on Form 10-K):

1.	Consolidated Balance Sheets for September 30, 2012 and 2011.
2.	Consolidated Statements of Operations For the Years Ended September 30, 2012 and 2011 and the Period From September 10, 2003 (Inception of Exploration Stage) to September 30, 2012.
3.	Consolidated Statements of Shareholders’ Equity For the Period From September 10, 2003 (Inception of Exploration Stage) to September 30, 2012.
4.	Consolidated Statements of Cash Flows For the Years Ended September 30, 2012, 2011 and the Period From September 10, 2003 (Inception of Exploration Stage) to September 30, 2012.
5.	Notes to the Consolidated Financial Statements.
6.	Sadler, Gibb & Associates, L.L.C. Report of Independent Registered Public Accounting Firm.

Financial Statement Schedules filed with this report on Form 10-K

None.

Exhibits

The following exhibits have been or are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit No.	Description
2.1	Liquidating Plan of Reorganization of Allied Devices Corporation, now known as Deep Well Oil & Gas, Inc., (incorporated by reference to exhibit 2.1 to our Form 10-K/A filed on January 28, 2004).
2.2	Order and Plan of Reorganization of the U.S. Bankruptcy Court in and for the Eastern District of New York, In re: Allied Devices Corporation, Chapter 11, Case No. 03-80962-511, dated September 10, 2003, (incorporated by reference to exhibit 2.2 to our Form 10-K/A filed on January 28, 2004).
3.1	Restated and Amended Articles of Incorporation filed with and accepted by the Secretary of State of Nevada on October 22, 2003, changing the name to “Deep Well Oil and Gas, Inc.” and otherwise implementing the Plan, (incorporated by reference to exhibit 3.1 to our Form 10-K/A filed on January 28, 2004).
3.2	Amended Articles of Incorporation filed with the State of Nevada on February 27, 2004, reflecting our two (2) shares for one (1) share forward stock split, (incorporated by reference to exhibit 3.1 to our Form 8-K filed on March 5, 2004).
3.3	Amended Articles of Incorporation filed with the State of Nevada on May 5, 2004, reflecting our three (3) shares for one (1) share forward stock split, (incorporated by reference to exhibit 3.2 to our Form 8-K filed on May 7, 2004).
3.4	Registrant’s By-laws, filed with Form 10-KSB on February 23, 2007, (incorporated by reference to exhibit 3.4 to our Form 10-KSB filed on February 23, 2007).
3.5	Registrant’s Amended and Restated By-laws, filed with Form 8-K on September 3, 2009, (incorporated by reference to exhibit 3.1 to our Form 8-K filed on September 3, 2009).
4.1	Form of Fractional Warrant issued pursuant to the Subscription Agreement dated October 31, 2008 by and among our Company with one investor related to the Private Placement offering, (incorporated by reference to exhibit 4.2 to our Form 8-K filed on November 7, 2008).
4.2	Form of Fractional Warrant issued pursuant to the Subscription Agreement dated October 31, 2008 by and among our Company with one investor related to the Private Placement offering, (incorporated by reference to exhibit 4.3 to our Form 8-K filed on November 7, 2008).
4.5	Form of Warrant issued pursuant to two Subscription Agreements dated November 9, 2010 by and among our Company with two investors related to two Private Placement offerings, (incorporated by reference to exhibit 4.2 to our Form 8-K filed on November 15, 2010).
4.6	Form of Warrant issued pursuant to a Subscription Agreement dated effective November 23, 2012 by and among our Company with one investor related to one Private Placement offering, (incorporated by reference to exhibit 4.2 to our Form 8-K filed on December 12, 2012).
10.1*	Consulting agreement by and between Northern and Portwest Investments Ltd., dated July 1, 2005, (incorporated by reference to exhibit 10.16 to our Form 10-KSB filed on February 23, 2007).
10.2*	Consulting agreement by and between Northern and Concorde Consulting, dated July 1, 2005, (incorporated by reference to exhibit 10.17 to our Form 10-KSB filed on February 23, 2007).
10.3*	Deep Well Oil & Gas, Inc. Stock Option Plan (“The Plan”), effective November 28, 2005, (Form 8-K filed on March 3, 2006).
10.4*	Sample Stock Option Agreements with all Directors, (incorporated by reference to exhibit 10.25 to our Form 10-KSB filed on February 23, 2007).
10.5*	Sample Stock Option Agreements with all Contractors, (incorporated by reference to exhibit 10.26 to our Form 10-KSB filed on February 23, 2007).
10.6	Sample Indemnity Agreement with all Directors, (incorporated by reference to exhibit 10.27 to our Form 10-KSB filed on February 23, 2007).
10.7	Non-Qualified Stock Option Agreement issued to R.N. Dell Energy Ltd. effective September 20, 2007, (incorporated by reference to exhibit 10.9 to our Form 10-QSB filed on October 30, 2007).
10.8	Non-Qualified Stock Option Agreement issued to Employee, effective September 20, 2007,(incorporated by reference to exhibit 10.10 to our Form 10-QSB filed on October 30, 2007).
10.9	Form of Subscription Agreement dated August 14, 2008 by and among our Company with one investor, (incorporated by reference to exhibit 4.1 to our Form 8-K filed on August 15, 2008).
10.10	Form of Subscription Agreement dated October 31, 2008 by and among our Company with one investor, (incorporated by reference to exhibit 4.4 to our Form 8-K filed on August 15, 2008).
10.11	Form of Subscription Agreement dated November 9, 2010 by and among our Company with two investors, (incorporated by reference to exhibit 4.1 to our Form 8-K filed on November 15, 2010).
10.12	Form of Subscription Agreement dated effective November 23, 2012 by and among our Company with one investor, (incorporated by reference to exhibit 4.1 to our Form 8-K filed on December 12, 2012).
10.13	Form of Purchase and Sale Agreement effective December 3, 2012 by and among our Company and 1132559 Alberta Ltd., (incorporated by reference to exhibit 10.1 to our Form 8-K filed on December 12, 2012).
21.1	Subsidiaries of Registrant, filed herewith.
23.1	Consent of DeGolyer and MacNaughton Canada Limited, independent petroleum engineers, (incorporated by reference to exhibit 23.1 on our Form 10-Q filed on May 15, 2012).
31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a), filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), filed herewith.
32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, filed herewith.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, filed herewith.
101	Interactive Data Files

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEEP WELL OIL & GAS, INC.

By	/s/ Horst A. Schmid
Dr. Horst A. Schmid
Chairman of the Board

Date	January 15, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Horst A. Schmid
Dr. Horst A. Schmid
Chief Executive Officer and President
(Principal Executive Officer)

Date	January 15, 2013

By	/s/ Curtis Sparrow
Mr. Curtis James Sparrow
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date	January 15, 2013

