Form 10-Q
period 2012-12-31
DEEP WELL OIL & GAS INC
filed 2013-02-14
CIK 869495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2012

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of common stock outstanding as of December 31, 2012 was 179,597,113.

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)

(Exploration Stage Company)

Condensed Consolidated Balance Sheets

December 31, 2012 and September 30, 2012

	December 31,	September 30,
	2012	2012
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$353,300	$244,191
Accounts receivable net of allowance of $17,634 (September 30, 2012 - $243,752)	21,707	156,251
Prepaid expenses	48,288	46,232

Total Current Assets	423,295	446,674

Long term investments (Note 8)	305,864	275,600
Oil and gas properties, net (Notes 3 and 4)	15,877,401	13,190,518
Property and equipment net of depreciation (Note 7)	394,491	322,660

TOTAL ASSETS	$17,001,051	$14,235,452

LIABILITIES
Current Liabilities
Accounts payable	$108,527	$72,697
Accounts payable – related parties (Note 9)	411,431	408,277

Total Current Liabilities	519,958	480,974

Asset retirement obligations (Note 10)	424,058	425,700

TOTAL LIABILITIES	944,016	906,674

SHAREHOLDERS’ EQUITY
Common Stock: (Note 11)
Authorized: 300,000,000 shares at $0.001 par value
Issued and outstanding: 179,597,113 shares
(September 30, 2012 – 136,739,971 shares)	179,597	136,739
Additional paid in capital	30,137,846	27,166,742
Deposits on stock subscription (Note 11)	–	300,000
Deficit accumulated during exploration stage	(14,260,408)	(14,274,703)

Total Shareholders’ Equity	16,057,035	13,328,778

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$17,001,051	$14,235,452

See accompanying notes to the condensed consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)

(Exploration Stage Company)

(Unaudited)

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

For the Three Months Ended December 31, 2012, and 2011 and the Period from September 10, 2003
(Inception of Exploration Stage) to December 31, 2012

	Three Months	Three Months	September 10,
	Ended	Ended	2003 to
	December 31,	December 31,	December 31,
	2012	2011	2012

Revenue	$–	$–	$–

Expenses
General and administrative	220,628	308,411	14,217,561
Depreciation and accretion	28,500	31,393	699,072

Net loss from operations	(249,128)	(339,804)	(14,916,633)

Other income and expenses
Rental and other income (Note 16)	262,832	16,771	337,902
Interest income	591	934	214,857
Interest expense	–	–	(208,580)
Forgiveness of loan payable	–	–	287,406
Settlement of debt	–	–	24,866
Gain/Loss on disposal of assets	–	(64)	(226)

Net income (loss) and comprehensive income (loss)	$14,295	$(322,163)	$(14,260,408)

Net loss per common share
Basic and Diluted	$0.00	$0.00

Weighted Average Outstanding Shares (in thousands)
Basic and Diluted	154,442	136,740

See accompanying notes to the condensed consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)

(Exploration Stage Company)

(Unaudited)

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended December 31, 2012 and 2011 and the Period from September 10, 2003

(Inception of Exploration Stage) to December 31, 2012

	Three Months	Three Months	September 10,
	Ended	Ended	2003 to
	December 31,	December 31,	December 31,
	2012	2011	2012

Cash Provided by (Used in):

Operating Activities
Net income (loss)	$14,295	$(322,163)	$(14,260,408)
Items not affecting cash:
Share based compensation	13,963	41,887	1,340,050
Bad debts	(267,962)	–	243,670
Depreciation and accretion	28,500	31,393	699,072
Forgiveness of loan payable	–	–	(287,406)
Settlement of lawsuit	–	–	435,549
Commissions withheld from loans proceeds	–	–	121,000
Loss on disposal of assets	–	64	226
Net changes in non-cash working capital (Note 13)	171,472	52,382	(75,704)

Net Cash (Used) in Operating Activities	(39,732)	(196,437)	(11,783,951)

Investing Activities
Purchase of property and equipment	–	(860)	(904,469)
Investment in oil and gas properties	(2,543,465)	(13,520)	(11,154,570)
Long term investments	(7,694)	(5,216)	(272,686)
Cash from acquisition of subsidiary	–	–	11,141
Return of costs from Farmout Agreement	–	–	961,426

Net Cash (Used) in Investing Activities	(2,551,159)	(19,596)	(11,359,158)

Financing Activities
Loan payable	–	–	275,852
Loan advance – related parties	–	–	(811,746)
Note payable repayment	–	–	(111,306)
Debenture repayment	–	–	(1,004,890)
Deposit on stock subscription	–	–	300,000
Proceeds from issuance of common stock	2,700,000	–	23,969,499
Proceeds from debenture net of commissions	–	–	879,000

Net Cash Provided by Financing Activities	2,700,000	–	23,496,409

Increase (decrease) in cash and cash equivalents	109,109	(216,033)	353,300

Cash and cash equivalents, beginning of period	244,191	723,766	–

Cash and cash equivalents, end of period	$353,300	$507,733	$353,300

Supplemental Cash Flow Information:
Cash paid for interest	$–	$–	202,159

See accompanying notes to the condensed consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)

(Exploration Stage Company)

(Unaudited)

Notes to the Condensed Consolidated Financial Statements

December 31, 2012

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

Upon emergence from Chapter 11 proceedings, Deep Well adopted fresh-start reporting in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852-10. In connection with the adoption of fresh-start reporting, a new entity was deemed created for financial reporting purposes, and Deep Well adopted the provisions of fresh-start reporting effective September 10, 2003. As a result, the company was required to value its assets and liabilities at fair value and eliminate any accumulated deficit as of September 10, 2003. Deep Well emerged from Chapter 11 proceedings with no assets and liabilities pursuant to the Bankruptcy Order. After the Bankruptcy Order and restructuring was completed, Deep Well entered into the oil and gas exploration business and acquired properties in the Peace River oil sands area, located in the province of Alberta, Canada. Because the current business, heavy oil and gas exploration, has no relevance to the predecessor company, there is no basis for financial comparisons between Deep Well’s current operations and the predecessor company.

These financial statements have been prepared showing the name “Deep Well Oil & Gas, Inc. (and Subsidiaries)” (“the Company”) and the post-split common stock, with $0.001 par value, from inception. The accumulated deficit has been restated to zero and dated September 10, 2003, with the statement of operations to begin on that date.

Going Concern

The Company’s condensed consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of December 31, 2012, the Company has a working capital deficit, has an accumulated deficit, and has generated negative cash flows from operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Basis of Presentation

The interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate so as to make the information presented not misleading.

These interim condensed consolidated financial statements follow the same significant accounting policies and methods of application as the Company’s annual consolidated financial statements for the year ended September 30, 2012.

These statements reflect all adjustments, consisting solely of normal recurring adjustments (unless otherwise disclosed) which, in the opinion of management, are necessary for a fair presentation of the information contained therein. However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012.

2.	Summary of Significant Accounting Policies

Basis of Consolidation

These condensed consolidated financial statements include the accounts of two wholly owned subsidiaries: (1) Northern Alberta Oil Ltd. (“Northern”) from the date of acquisition, being June 7, 2005, incorporated under the Business Corporations Act (Alberta), Canada; and (2) Deep Well Oil & Gas (Alberta) Ltd., incorporated under the Business Corporations Act (Alberta), Canada on September 15, 2005. All inter-company balances and transactions have been eliminated.

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

Long-Lived Assets

The Company reviews for the impairment of long-lived assets annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment is measured as the amount by which the assets’ carrying value exceeds its fair value. No impairments to our long-lived assets were identified or recorded in the three months ended December 31, 2012 or in the fiscal years ended September 30, 2012 and 2011.

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

Revisions in estimated liabilities can result from revisions of estimated inflation rates, escalating retirement costs, and changes in the estimated timing of settling asset retirement obligations. As at December 31, 2012 and September 30, 2012, asset retirement obligations amount to $424,058 and $425,700, respectively. The Company has posted bonds, where required, with the Government of Alberta based on the amount the government estimates the cost of abandonment and reclamation to be.

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

Recently Adopted Accounting Standards

In July 2012, the FASB issued ASC 350-30 (formerly the Accounting Standards Update (“ASU”) 2012-02, “Intangibles – Goodwill and Other).” The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles – Goodwill and Other – General Intangibles Other than Goodwill. The more likely-than-not threshold is defined as having a likelihood of more than 50 percent. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of these accounting standards has not had significant effect on the financial statement presentation.

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

The Company has acquired interests in certain oil sands properties located in North Central Alberta, Canada. The terms include certain commitments related to oil sands properties that require the payments of rents as long as the leases are non-producing. As of December 31, 2012, Northern’s net payments due in Canadian dollars under this commitment are as follows:

2013	$33,868
2014	$45,158
2015	$45,158
2016	$45,158
2017	$45,158
Subsequent	$88,883

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

The Company plans to meet the second of these conditions. As at December 31, 2012 and 2011, the Company has an interest in ten wells, which can be counted towards these requirements.

The Company has identified two other wells drilled on these leases, which may be included in the satisfaction of this requirement. The Company has also acquired and processed 25 miles of seismic on the leases, which can be counted towards these requirements.

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

This consists of comparing the carrying value of the asset with the asset’s expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions. Proven oil and gas properties are reviewed for impairment on a field-by-field basis. No impairment losses were recognized for the period ended December 31, 2012 (September 30, 2012 - $nil).

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

For the period ended December 31, 2012, the Company’s management determined that sufficient progress has been made in assessing its oil sands reserves for continued capitalization of exploratory well costs. In relation to this sufficient progress assessment of its oil sands project the Company considered among other criteria; long lead times in getting regulatory approval for oil sands thermal recovery projects, road bans, winter access only properties and governmental and environmental regulations which can and often delay development of oil sands projects. Because of these and other factors, the Company’s oil sands project can take significantly longer to complete than regular conventional drilling programs for lighter oil. To date the Company’s geological, engineering and economic studies continue to lead them to believe that there is continuing progress toward bringing the project to commercial production. Therefore, the Company has continued to capitalize its costs associated with its oil sands project.

For the Company’s exploratory wells, drilling costs are capitalized on the balance sheet under “Oil and Gas Properties” line item, pending a determination of whether potentially economic oil sands reserves have been discovered by the drilling effort to justify completion of the find as a producing well. The Company periodically assesses the exploration and drilling capitalized costs for impairment and once a determination is made that a well is of no potential economic value, the costs related to that well are expensed as dry hole and reported in exploration expense. No impairments to our long-lived assets were identified or recorded in the three months ended December 31, 2012 or in the fiscal years ended September 30, 2012 and 2011.

The following table illustrates capitalized costs relating to oil and gas – producing activities for two periods ended December 31, 2012 and September 30, 2012:

	December 31, 2012	September 30, 2012

Unproved Oil and Gas Properties	$15,912,244	$13,222,551
Proved Oil and Gas Properties	–	–
Accumulated Depreciation	(34,843)	(32,033)

Net Capitalized Cost	$15,877,401	$13,190,518

5.	Exploration Activities

The following table presents information regarding the Company’s costs incurred in the oil and gas property acquisition, exploration and development activities for the three months ended December 31, 2012 and the fiscal year ended September 30, 2012:

	December 31, 2012	September 30, 2012

Acquisition of Properties:
Proved	$–		$–
Unproved	2,689,694	57,005
Exploration costs	4,325		119,353
Development costs	–		–

6.	Investment in Equity Securities

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

7.	Property and Equipment

	December 31, 2012
		Accumulated	Net Book
	Cost	Depreciation	Value

Computer equipment	$31,084	$29,469	$1,615
Office furniture and equipment	33,199	23,038	10,161
Software	5,826	5,826	--
Leasehold improvements	4,936	4,101	835
Portable work camp	170,580	124,578	46,002
Vehicles	38,077	27,808	10,269
Oilfield equipment	249,045	88,648	160,397
Road mats	364,614	266,284	98,330
Wellhead	3,254	1,252	2,002
Tanks	96,085	31,205	64,880
	$996,700	$602,209	$394,491

	September 30, 2012
		Accumulated	Net Book
	Cost	Depreciation	Value

Computer equipment	$31,084	$29,312	$1,772
Office furniture and equipment	33,199	21,152	12,046
Software	5,826	5,826	–
Leasehold improvements	4,936	3,934	1,002
Portable work camp	170,580	120,847	49,733
Vehicles	38,077	26,976	11,101
Oilfield equipment	154,713	82,689	72,024
Road mats	364,614	258,311	106,303
Wellhead	3,254	1,119	2,135
Tanks	96,085	29,541	66,544
	$902,368	$579,707	$322,660

There was $22,500 of depreciation expense for the period ended December 31, 2012 (September 30, 2012 - $104,033).

8.	Long Term Investments

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

9.	Significant Transactions With Related Parties

Accounts payable – related parties was $411,431 as of December 31, 2012 (September 30, 2012 - $408,277) for fees payable to corporations owned by directors. This amount is unsecured, non-interest bearing, and has no fixed terms of repayment.

As of December 31, 2012, officers, directors, their families, and their controlled entities have acquired 63.6% of the Company’s outstanding common capital stock. This percentage does not include unexercised warrants or stock options.

The Company incurred expenses totalling $83,218 to two related parties for professional fees and consulting services during the period ended December 31, 2012 (September 30, 2012 - $327,459). These amounts are included in the balance of accounts payable – related parties as of December 31, 2012.

10.	Asset Retirement Obligations

The total future asset retirement obligation is estimated by management based on the Company’s net working interests in all wells and facilities, estimated costs to reclaim and abandon wells and facilities and the estimated timing of the costs to be incurred in future periods. At December 31, 2012, the Company estimates the undiscounted cash flows related to asset retirement obligation to total approximately $655,709 (September 30, 2012 - $664,403). The fair value of the liability at December 31, 2012 is estimated to be $424,058 (September 30, 2012 - $425,700) using a risk free rate of 3.74% and an inflation rate of 2%. The actual costs to settle the obligation are expected to occur in approximately 35 years.

Changes to the asset retirement obligation were as follows:

	December 31, 2012	September 30, 2012
Balance, beginning of period	$425,700	$387,368
Liabilities incurred	–	–
Effect of foreign exchange	(5,593)	22,038
Disposal	–	–
Accretion expense	3,951	16,294
Balance, end of period	$424,058	$425,700

11.	Common Stock

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

On August 14, 2011, 12,638,297 warrants previously granted on August 14, 2008 expired unexercised.

On October 31, 2011, 14,500,000 warrants previously granted on October 31, 2008 expired unexercised.

On June 22, 2012, 1,000,000 warrants previously granted on June 22, 2007 expired unexercised.

On July 11, 2012, 38,800 warrants previously granted on July 11, 2007 expired unexercised.

Effective on November 23, 2012, the Company completed a private placement for an aggregate of 42,857,142 units at a price of $0.07 per unit for an aggregate of $3,000,000 (including a deposit received prior to September 30, 2012 of $300,000). Each unit consists of one common share and one common share purchase warrant. Each warrant entitles the holder to purchase one additional common share at a price of $0.105 per common share for a period of three years from the date of closing, provided that if the closing price of the common shares of the Company on the principal market on which the shares trade is equal to or exceeds $1.00 for 30 consecutive trading days, the warrant term shall automatically accelerate to the date which is 30 calendar days following the date that written notice has been given to the warrant holders. The warrants expire on November 23, 2015. The value of the common shares and the warrants totaled $1,985,249 and $1,014,751, respectively.

The following table summarizes the Company’s warrants outstanding as of December 31, 2012:

	Shares Underlying Warrants Outstanding			Shares Underlying Warrants Exercisable
Range of Exercise Price	Shares Underlying Warrants Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Warrants Exercisable	Weighted Average Exercise Price

$0.105 at December 31, 2012	72,142,855	2.07	0.105	72,142,855	0.105
	72,142,855	2.07	0.105	72,142,855	0.105

The following is a summary of warrant activity for the period ended December 31, 2012:

	Number of Warrants	Weighted Average Exercise Price	Intrinsic Value

Balance, September 30, 2012	29,285,713	$0.105	$–
Warrants granted November 23, 2012	42,857,142	0.105	–
Balance, December 31, 2012	72,142,855	$0.105	$–

Outstanding Warrants, December 31, 2012	72,142,855	$0.105	$–

There were 72,142,855 warrants outstanding as of December 31, 2012, (September 30, 2012 – 29,285,713), which have a historical fair market value of $1,778,284 (September 30, 2012 - $763,533).

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

The maximum number of shares, which may be reserved for issuance under the Plan, may not exceed 10% of the Company’s issued and outstanding Common Shares, subject to adjustment as contemplated by the Plan. The aggregate number of Common Shares with respect to which options may be vested to any one person (together with their associates) in any one year, together with all other incentive plans of the Company, may not exceed 500,000 Common Shares per year, and in total may not exceed 2% of the total number of Common Shares outstanding.

On November 28, 2010, all of the stock options previously granted to Dr. Horst A. Schmid, Portwest Investments Ltd., Mr. Curtis James Sparrow, Concorde Consulting, Trebax Projects Ltd., Mr. Cyrus Spaulding, Mr. Donald E.H. Jones and Mr. Moses Ling, expired unexercised. In total 2,727,500 options granted to directors and former directors and their controlled companies expired.

On March 23, 2011, the Board approved to decrease the exercise price of the stock options to purchase 36,000 shares of common stock of Deep Well previously granted to an employee of the Company on September 20, 2007. The exercise price of the stock option is reduced from $0.47 per Common Share to $0.14 per Common Share, effective immediately. All other terms and conditions of the option agreement will remain unchanged. The options expired on September 20, 2012.

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

For the period ended December 31, 2012, the Company recorded share based compensation expense related to stock options in the amount of $13,963 (September 30, 2012 – $108,664) on the 2,700,000 stock options issued March 23, 2011. No options were exercised during the period ended December 31, 2012, therefore, the intrinsic value of the options exercised during the period ended December 31, 2012 is $nil. As of December 31, 2012, there was remaining unrecognized compensation cost of $11,989 related to the non-vested portion of these unit option awards. Compensation expense is based upon straight-line depreciation of the grant-date fair value over the vesting period of the underlying unit option.

	Shares Underlying Options Outstanding			Shares Underlying Options Exercisable
Range of Exercise Prices	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price

$0.14 at December 31, 2012	2,700,000	3.23	$0.14	1,800,000	$0.14
	2,700,000	3.23	$0.14	1,800,000	$0.14

The aggregate intrinsic value of exercisable options as of December 31, 2012, was $nil (September 30, 2012 - $nil).

The following is a summary of stock option activity as at December 31, 2012:

	Number of Underlying Shares	Weighted Average Exercise Price	Weighted Average Fair Market Value

Balance, September 30, 2012	2,700,000	$0.14	$0.12

Balance, December 31, 2012	2,700,000	$0.14	$0.12

Exercisable, December 31, 2012	1,800,000	$0.14	$0.12

The following table summarizes the activity of the Company’s non-vested stock options as of September 30, 2012 and December 31, 2012:

	Non-Vested Options
	Number of Underlying Shares	Weighted Average Exercise Price

Non-vested at September 30, 2012	900,000	$0.14

Non-vested at December 31, 2012	900,000	$0.14

Measurement Uncertainty

The Black-Scholes option pricing model (“Black-Scholes”) was developed for use in estimating the fair value of traded “European” options which are liquid and that have no vesting restrictions and are fully transferable. Stock options and the warrants attached to the units issued by the Company are non-transferable and vest over time, and are “American” options. Option pricing models require the input of subjective assumptions including expected share price volatility. The fair value estimate can vary materially as a result of changes in the assumptions. The following assumptions are used in the Black-Scholes option-pricing model:

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

13.	Changes in Non-Cash Working Capital

	Three Months Ended	Three Months Ended
	December 31, 2012	December 31, 2011

Accounts receivable	$134,544	$9,856
Prepaid expenses	(2,056)	6,209
Accounts payable	38,984	36,317

	$171,472	$52,382

14.	Commitments

Compensation to Directors

Since the acquisition of Northern Alberta Oil Ltd., the Company and Northern have entered into the following contracts with the following companies for the services of their officers:

1)	Portwest Investments Ltd., a company owned 100% by Dr. Horst A. Schmid, for providing services to the Company as Chief Executive Officer and President for Cdn $12,500 per month. As of December 31, 2012, the Company has accrued Cdn $294,395 owing to Portwest Investments Ltd., and has not paid out this accrued portion to Portwest Investments Ltd. since April 2012 for the services of Dr. Schmid as Chief Executive Officer and President of the Company.

2)	Concorde Consulting, a company owned 100% by Mr. Curtis J. Sparrow, for providing services as Chief Financial Officer to the Company for Cdn $15,000 per month. As of September 30, 2012 and December 31, 2012 the Company has accrued as owing to Concorde Consulting Cdn $138,725 and Cdn $112,276, respectively.

Rental Agreement

On November 20, 2007 and December 1, 2008, the Company entered into two office lease agreements commencing December 1, 2007 and January 1, 2009 and expiring on November 30, 2012 and December 31, 2013, respectively. One of the Company’s office lease agreements has since expired and will not be renewed. The annual payments due are as follows:

2013	$31,974
2014	$10,658

15.	Legal Actions

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

This lawsuit has been stayed pending the outcome of the other litigation by the Plaintiff against some of the above defendants other than Deep Well and Northern. The Company believes the claims are without merit and will vigorously defend against them. As at December 31, 2012, no contingent liability has been recorded, as the Company believes that a successful outcome for the Plaintiff is remote.

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

Deep Well plans to vigorously defend itself against the Plaintiff's claims. As at December 31, 2012, no contingent liability has been recorded, as the Company believes that a successful outcome for the Plaintiff is remote.

16.	Rental and Other Income

The Company reversed part of the receivables and bad debts for our joint venture co-owners in the period at an amount of $267,962 (Cdn $265,650.86) of which $239,459 was related to a purchase agreement wherein the Company acquired an additional 10% working interest in most of the Sawn Lake oil sands properties where the Company already owns working interests, in exchange for $2,412,960 (Cdn $2,400,000), the discontinuance of two lawsuits, and forgiving the amounts owed and any defaults and penalties that the Company had imposed. This amount it included in Rental and Other Income.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes. For the purpose of this discussion, unless the context indicates another meaning, the terms: “Deep Well,” “Company,” “we,” “us” and “our” refer to Deep Well Oil & Gas, Inc. and its subsidiaries. This discussion includes forward-looking statements that reflect our current views with respect to future events and financial performance that involve risks and uncertainties. Our actual results, performance or achievements could differ materially from those anticipated in the forward-looking statements as a result of certain factors including risks discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Forward-Looking Statements” below and elsewhere in this report, and under the heading “Risk Factors” and “Environmental Laws and Regulations” disclosed in our annual report on Form 10-K for the fiscal year ended September 30, 2012, filed with the Securities and Exchange Commission on January 15, 2013.

Our consolidated financial statements are reported in United States dollars and are prepared based upon United States generally accepted accounting principles (“US GAAP”). References in this Form 10-Q to “$” are to United States dollars and references to “Cdn $” are to Canadian dollars. On February 5, 2013, the noon rate of exchange for Canadian dollars expressed in US $ was Cdn $1.00 = US $1.0028, as reported by the Bank of Canada.

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

On April 21, 2010, we announced our quotation on the OTCQB marketplace. This graduation from the “Pink Sheets – Current Information” tier recognizes the progress that we have made in meeting our reporting requirements under the Securities Exchange Act of 1934. The OTCQB is a market that requires companies to be fully compliant in their filing requirements under the Securities Exchange Act of 1934.

Results of Operations

We are an exploration stage company and as such do not have commercial production on any of our properties and, accordingly, we currently do not generate cash from operations. Since the inception of our current business plan, our operations have consisted primarily of various exploration and start-up activities relating to our properties, which included acquiring lease holdings by acquisitions and public offerings, seeking investors, locating joint venture partners, acquiring and analyzing seismic data, engaging various firms to comply with leasehold conditions, environmental regulations, as well as providing project management, drilling, testing and analysis of wells to define our oil sands reservoir, development planning to use thermal recovery technology and to develop our long term business strategies. For the three months ended December 31, 2012, and for the comparable period in the prior year, we generated no revenues from operations.

	Three Months Ended December 31, 2012	Three Months Ended December 31, 2011	September 10, 2003 to December 31, 2012
Revenue	$–	$–	$–

Expenses
General and administrative	$220,628	$308,411	$14,217,561
Depreciation and accretion	28,500	31,393	699,072

Net loss from operations	(249,128)	(339,804)	(14,916,633)

Other income and expenses
Rental and other income (Note 16)	262,832	16,771	337,902
Interest income	591	934	214,857
Interest expense	–	–	(208,580)
Forgiveness of loan payable	–	–	287,406
Settlement of debt	–	–	24,866
Gain/Loss on disposal of assets	–	(64)	(226)

Net income (loss) and comprehensive income (loss)	$14,295	$(322,163)	$(14,260,408)

For the three months ended December 31, 2012, our general and administrative expenses decreased by $87,783 compared to the three months ended December 31, 2011, which was primarily due to (i) a decrease in general office expenses; (ii) a decrease in engineering fees; and (ii) a decrease in share-based compensation charged to expense, which was primarily related to vested stock options that were previously granted to our directors on March 23, 2011.

For the three months ended December 31, 2012, depreciation and accretion expense decreased by $2,893 compared to the three months ended December 31, 2011, which was primarily due to the depreciating value of our assets. Depreciation expense is computed using the declining balance method over the estimated useful life of the asset. In compliance with our accounting policy, only half of the depreciation is taken in the year of acquisition.

For the three months ended December 31, 2012, rental and other income increased by $246,061 compared to the three months ended December 31, 2011, which was due to the recovery of expenses arising from the reverse of receivables and bad debt previously written-off in the amount of $267,962 (Cdn $265,651) subsequently collected from our joint venture co-owners for past amounts owing to us for field operations on our joint lands. These write-offs were in respect of money owed to us by two of our joint venture co-owners that had not paid us for drilling and other operational expenses we incurred on our joint properties. Over the last 12 months we pursued remedies to collect these bad debts and on October 18, 2012 we entered into a settlement agreement with one of our joint venture co-owners and received $123,909 (Cdn $123,526) that was previously written off. In addition and effective on December 3, 2012, we entered into a purchase and sale agreement with another joint venture co-owner, whereby we acquired an additional 10% working interest in exchange for cash, the discontinuance of claims and forgiveness of monies owed to us.

For the three months ended December 31, 2012, interest income decreased by $343 compared to the three months ended December 31, 2011, which was due to less interest income received from cash investments held in the bank.

As a result of the above transactions, we recorded an increase of $336,458 in our net income and comprehensive income from operations for the three months ended December 31, 2012 in comparison to the prior three months ended December 31, 2011. As stated above, this increase was primarily due to the recovery of expenses arising from the reverse of receivables and bad debt previously written-off and subsequently collected from our joint venture co-owners for past amounts owing to us for drilling and operational expenses we incurred on our joint lands.

Operations

On February 3, 2012, we submitted an application to the Alberta Energy Resources Conservation Board (“ERCB”) to modify our previously approved in-situ pilot project for a well to test thermal production on our Sawn Lake leases in the Peace River Oil Sands area of Alberta. This modification seeks to change the vertical cyclical steam simulation (“CSS”) well earlier approved by the ERCB, into a thermal recovery project to test 2 wells that use a horizontal application of CSS (“HCSS”).

On April 16, 2012, we received a reserves report as of December 31, 2011 from an independent third party reservoir engineering firm. This report estimated the heavy oil reserves from the working interests held by our subsidiaries in the Peace River Oil Sands area of Alberta. This report estimated and assigned probable and possible reserves on the north half square mile of land located on section 10-92-13W5 designated for our HCSS recovery project. This half square mile of land covers 316 gross acres (128 gross hectares) of land. This report has estimated that in that portion alone there are probable reserves of 7,806,000 barrels of heavy oil and probable plus possible reserves of 9,370,000 barrels attributable to our working interests before adjusting for any Provincial or potential royalties. These estimated probable plus possible reserves are classified as undeveloped at this time. These reserves and resources were calculated before we entered into and closed the December 3, 2012 acquisition, whereby we acquired an additional 10% working interest in these evaluated properties. Proved reserves cannot be assigned until production begins.

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

On October 18, 2012, we entered into a settlement agreement with our joint venture co-owner, Andora Energy Corporation (“Andora”), whereby we resolved our outstanding issues relating to money owed to us by Andora for drilling and operational expenses we incurred for the joint account. As part of this settlement Andora paid us $123,909 (Cdn $123,526) of the money owing to us for the drilling of two wells that Andora acknowledged they participated in.

Effective November 23, 2012, we completed a private placement financing with one investor for aggregate gross cash proceeds of $3,000,000 (including a deposit received prior to September 30, 2012 of $300,000). We issued 42,857,142 units at a price of $0.07 per unit. Each unit consists of one common share and one common share purchase warrant. Each warrant entitles the holder to purchase one additional common share at a price of $0.105 per common share for a period of three years from the date of closing, provided that if the closing price of the common shares of the Company on the principal market on which the shares trade is equal to or exceeds $1.00 for 30 consecutive trading days, the warrant term shall automatically accelerate to the date that is 30 calendar days following the date that written notice has been given to the warrant holder. The warrants expire on November 23, 2015.

Effective December 3, 2012, we entered into and subsequently closed upon a purchase and sale agreement with 1132559 Alberta Ltd. (“113”), one of our former joint venture partners, pursuant to which we acquired 113’s 10% working interest in their Sawn Lake heavy oil reservoir in the Peace River are of Alberta. This transaction increased our net acres in the Sawn Lake oil sands properties from 31,376 to 35,360 net acres (12,698 to 14,310 net hectares). We now have, through our subsidiaries, Northern and Deep Well Alberta, a 90% working interest in 51 contiguous sections on seven oil sands leases and a 80% working interest in 5 contiguous sections on one oil sands lease in the Peace River oil sands area of Alberta, where we are the operator. In addition, we have a 50% working interest in another 12 contiguous sections on two oil sands leases in the Peace River oil sands area of Alberta, Canada.

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

During the last 12 months we evaluated the historically documented options for production methods available to us to determine the preferable course of action for our Sawn Lake project. After the 113 acquisition being able to drill and develop on lands now owned 90% by us, without having to carry a joint interest co-owner who had never paid its share of the costs incurred for the joint account, has economically opened new avenues for testing and further development of our Sawn Lake project. We have worked with three independent reservoir engineering and modeling companies to prepare analyses of the Sawn Lake Bluesky reservoir resulting in the reservoir modeling simulation studies to determine the optimum strategy for us to develop our reservoir. Following these reservoir models and the recommendation of our independent reservoir engineers, we intend to develop a thermal recovery project on our properties, followed by a commercial expansion project. To further this goal our environmental consultants have completed an environmental assessment as mandated by Alberta environmental regulations, in and around our proposed thermal recovery project located on our now 90% owned lands. We have also engaged drilling, completion and facilities engineers who have begun the planning and pre-drilling work for our HCSS pad site facility and designing our proposed horizontal well paths on the North half of section 10-92-13W5M. The development progress of our properties is governed by several factors such as federal and provincial governmental regulations. Long lead times in getting regulatory approval for thermal recovery projects are commonplace in our industry. Road bans, winter access only roads and environmental regulations can and often do delay development of similar projects. Because of these and other factors, our oil sands project can take significantly longer to complete than regular conventional drilling programs for lighter oil. To date, our geological, engineering and economic studies affirm that our working interest can support full profitable commercial production.

Our proposed thermal recovery project will be located on the north half of section 10-92-13W5 which has good road access on hard packed gravel roads recently built by Penn West Petroleum Ltd. (“Penn West”). The proposed thermal recovery project location is approximately 1.4 kilometers away from the nearest Penn West all-weather road. We intend to upgrade our existing winter road to section 10-92-13W5 to an all-weather road. We also intend to acquire the remaining road and build it as an all-weather road up to our proposed thermal recovery project site. We are currently waiting on ERCB approval of our modified thermal recovery project application.

Liquidity and Capital Resources

As of December 31, 2012, our total assets were $17,001,051 compared to $14,235,452 as of September 30, 2012. The primary increase in our total assets was the result of (i) an increase in oil gas properties and equipment arising from the December 3, 2012 acquisition of 113’s 10% working interest in our joint Sawn Lake properties as disclosed above; and (ii) an increase in cash received from the November 23, 2012 private placement as disclosed above. Our total liabilities as of December 31, 2012 were $944,016 compared to $906,674 as of September 30, 2012. The primary increase in our total liabilities was the result of (i) fees payable to corporations owned by directors for services as President and CEO and Chief Financial Officer provided to our Company that we have not paid; (ii) legal fees relating to the December 3, 2012 purchase and sale agreement disclosed herein, whereby we acquired an additional 10% working interest in our joint properties; and (ii) rental fees owed for our Calgary office lease which we have accrued and not yet paid. Of our total liabilities $424,058 is our estimated cost for future asset retirement obligations for future abandonment of our wells.

Our working capital (current liabilities subtracted from current assets) is as follows:

	Three Months
	Ended	Year Ended
	June 30, 2012	September 30, 2012
Current Assets	$423,295	$446,674
Current Liabilities	519,958	480,974
Working Capital	$(96,663)	$(34,300)

As of December 31, 2012, our Company had negative working capital of $96,663 compared to a negative working capital of $34,300 as of September 30, 2012. Currently we have no long-term debt other than our estimated asset retirement obligations on oil and gas properties. Effective November 23, 2012, we completed a private placement financing with one investor for aggregate gross cash proceeds of $3,000,000 (including a deposit received prior to September 30, 2012 of $300,000). For our short-term operations, and as requested by Dr. Horst A. Schmid, we are not paying out the consulting fee of Cdn $294,395 that we owe to Portwest Investments Ltd., a company owned 100% by Dr. Horst A. Schmid, for providing services to Deep Well as Chief Executive Officer and President. By removing that amount from our current liabilities, we have a positive working capital of $198,645.

As reported on our Consolidated Statement of Cash Flows under “Operating Activities”, for the three months ended December 31, 2012, our net cash used in operating activities was $39,732 compared to $196,437 for the three months ended December 31, 2011. This decrease was primarily due to a reversal of money owed to us by one of our joint venture co-owners that was previously written-off as bad debt. As previously disclosed above, and effective on December 3, 2012, we entered into and subsequently closed a purchase and sale agreement with our former joint venture partner 113 and acquired their 10% working interest in most of the Sawn Lake oil sands properties where we already own working interests, for consideration of (i) $2,412,960 (Cdn $2,400,000); (ii) the discontinuance of statement of claims we made against 113; and (iii) forgiving the amounts owned to us from 113, in the amount of $240,560 (Cdn $239,268) and any defaults and penalties that the Company had imposed upon 113.

As reported on our Consolidated Statement of Cash Flows under “Investing Activities”, we had an increase of $2,529,945 on investment in our oil and gas properties for the three months ended December 31, 2012 compared to the three months ended December 31, 2011. This increase was a result of the December 3, 2012 purchase and sale agreement disclosed herein, whereby we acquired an additional 10% working interest in our joint properties along with a 10% working interest increase in the equipment purchased for the wells drilled within those joint properties, in exchange for the cash among other items as previously disclosed above.

As reported on our Consolidated Statement of Cash Flows under “Financing Activities”, for the three months ended December 31, 2012, we recorded to equity an increase of $2,700,000 from the comparable period ending December 31, 2011. Effective November 23, 2012, our Company completed a private placement to one investor of an aggregate of 42,857,142 units (“Units”) at a price of $0.07 per Unit, for total gross proceeds of $3,000,000 (including a deposit received prior to September 30, 2012 of $300,000). Each Unit is comprised of one (1) common share and one (1) common share purchase warrant. Each warrant entitles the holder to purchase one (1) common share at a price of $0.105 for a period of three years from the date of closing, provided that if the closing price of the common shares of the Company on the principal market on which our common shares trade is equal to or exceeds $1.00 for thirty consecutive trading days, the warrant term will automatically accelerate to the date that is thirty calendar days following the date that written notice has been given to the warrant holder. No commission or finder’s fees were payable in connection with this private placement. The Units were issued pursuant to Regulation S under the Securities Act of 1933, as amended. The warrants issued pursuant to this latest private placement expire on November 23, 2015.

Our cash and cash equivalents as of December 31, 2012 was $353,300 compared to $507,733 for the prior quarter ended December 31, 2011, which was primarily due to a decrease in cash resulting from costs associated with (i) legal fees relating to the December 3, 2012 purchase and sale agreement disclosed herein, whereby we acquired an additional 10% working interest in our joint properties; (ii) drilling, completions and facility engineering fees associated with our amended ERCB application for our thermal recovery project, and (iii) general office expenses. Since March 10, 2005 to December 31, 2012, we have financed our business operations through a loan, fees derived from the farmout of some of our lands, private offerings of our common stock and other securities, and the sale of our common stock upon the exercise of certain warrants, realizing gross proceeds of approximately $24.6 million in cash. In some of these offerings, we sold units comprised of common stock and warrants to purchase additional common stock, and as a result of these offerings, we have an aggregate of 72,142,855 warrants outstanding as of December 31, 2012, with exercise prices of $0.105. These warrants’ expiration dates range from November 9, 2013 to November 23, 2015. If all of these warrants are exercised we may realize aggregate proceeds of approximately $7.6 million. However, the warrant holders have complete discretion as to when and if the warrants are exercised before they expire and we cannot guarantee that the warrant holders will exercise any of the warrants.

For our long-term operations we anticipate that, among other alternatives, we may raise funds during the next 24 months through sales of our equity securities. We also note that if we issue more shares of our common stock, our stockholders will experience dilution in the percentage of their ownership of common stock. We may not be able to raise sufficient funding from stock sales for long-term operations and if so, we may be forced to delay our business plans until adequate funding is obtained. We believe debt financing may not be a likely alternative for funding our operations in the short term, since we are an exploration stage company, due to the risky nature of our business. However, we are progressing toward the point where it is potentially feasible so we may explore debt financing in the next year.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Cautionary Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q, including all referenced exhibits, contains “forward-looking statements” within the meaning of the United States federal securities laws. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words "may," "believe," “intend,” "will," "anticipate," "expect," "estimate," "project," "future," “plan,” “strategy,” or “continue,” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters, often identify forward-looking statements. For these statements, Deep Well claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this quarterly report on Form 10-Q include, among others, statements with respect to:

•	our current business strategy;
•	our future financial position and projected costs;
•	our projected sources and uses of cash;
•	our plan for future development and operations, including the building of all-weather roads;
•	our drilling and testing plans;
•	our proposed enhanced oil recovery test well project;
•	the sufficiency of our capital in order to execute our business plan;
•	resource estimates;
•	the timing and sources of our future funding.

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

The preceding bullets outline some of the risks and uncertainties that may affect our forward-looking statements. For a full description of risks and uncertainties, see the sections entitled “Risk Factors” and “Environmental Laws and Regulations” of our annual report on Form 10-K for the fiscal year ended September 30, 2012, filed with the SEC on January 15, 2013. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. Any forward looking statement speaks only as of the date on which it was made and, except as required by law, we disclaim any obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q, 8-K and any other SEC filing or amendments thereto should be consulted.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 under the Exchange Act and therefore we are not required to provide the information required under this item.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of our fiscal quarter ended December 31, 2012, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that as of the end of that quarter, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes In Internal Control Over Financial Reporting

During the fiscal quarter ended December 31, 2012 there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There have been no new material developments in our litigation proceedings from those disclosed in our annual report on Form 10-K for the fiscal year ended September 30, 2012, filed with the Securities and Exchange Commission on January 15, 2013.

ITEM 1A.	RISK FACTORS

Although we are a smaller reporting company, as defined by Rule 12b-2 under the Exchange Act, and therefore not required to provide the information required under this item, there have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K for the fiscal year ended September 30, 2012, filed with SEC on January 15, 2013, other than the following:

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

Effective November 23, 2012, we completed a private placement to one investor of an aggregate of 42,857,142 Units at a price of $0.07 per Unit, for total gross proceeds of $3,000,000 (including a deposit received prior to September 30, 2012 of $300,000). Each Unit is comprised of one (1) common share and one (1) common share purchase warrant. Each warrant entitles the holder to purchase one (1) common share at a price of $0.105 for a period of three years from the date of closing, provided that if the closing price of the common shares of the Company on the principal market on which our common shares trade is equal to or exceeds $1.00 for thirty consecutive trading days, the warrant term will automatically accelerate to the date that is thirty calendar days following the date that written notice has been given to the warrant holder. No commission or finder’s fees were payable in connection with this private placement. The Units were issued pursuant to Regulation S under the Securities Act of 1933, as amended. The warrants expire on November 23, 2015.

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

DEEP WELL OIL & GAS, INC.

By	/s/ Horst A. Schmid
Dr. Horst A. Schmid
Chief Executive Officer and President
(Principal Executive Officer)

Date	February 14, 2013

By	/s/ Curtis Sparrow
Mr. Curtis James Sparrow
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date	February 14, 2013

