Form 10-Q
period 2013-03-31
DEEP WELL OIL & GAS INC
filed 2013-05-15
CIK 869495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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

The number of shares of common stock outstanding as of March 31, 2013 was 179,597,113.

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
Condensed Consolidated Balance Sheets
March 31, 2013 and September 30, 2012

	March 31,	September 30,
	2013	2012
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$162,373	$244,191
Accounts receivable net of allowance of $17,268 (September 30, 2012 - $243,752)	10,735	156,251
Prepaid expenses	53,877	46,232

Total Current Assets	226,985	446,674

Long term investments (Note 8)	300,260	275,600
Oil and gas properties, net (Notes 3 and 4)	15,898,025	13,190,518
Property and equipment net of depreciation (Note 7)	372,828	322,660

TOTAL ASSETS	$16,798,098	$14,235,452

LIABILITIES
Current Liabilities
Accounts payable	$95,327	$72,697
Accounts payable – related parties (Note 9)	439,746	408,277

Total Current Liabilities	535,073	480,974

Asset retirement obligations (Note 10)	419,112	425,700

TOTAL LIABILITIES	954,185	906,674

SHAREHOLDERS’ EQUITY
Common Stock: (Note 11)
Authorized: 300,000,000 shares at $0.001 par value
Issued and outstanding: 179,597,113 shares
(September 30, 2012 – 136,739,971 shares)	179,597	136,739
Additional paid in capital	30,149,835	27,166,742
Deposits on stock subscription (Note 11)	–	300,000
Deficit accumulated during exploration stage	(14,485,519)	(14,274,703)

Total Shareholders’ Equity	15,843,913	13,328,778

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$16,798,098	$14,235,452

See accompanying notes to the condensed consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
(Unaudited)
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three and Six Months Ended March 31, 2013 and 2012 and the Period from September 10, 2003
(Inception of Exploration Stage) to March 31, 2013

	Three Months	Three Months	Six Months	Six Months	September 10, 2003
	Ended	Ended	Ended	Ended	Inception to
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012	March 31, 2013

Revenue	$–	$–	$–	$–	$–

Expenses
General and Administrative	203,362	300,798	423,990	609,209	14,420,923
Depreciation and accretion	27,599	33,615	56,099	65,008	726,671

Net loss from operations	(230,961)	(334,413)	(480,089)	(674,217)	(15,147,594)

Other income and expenses
Rental and other income	5,095	7,538	267,927	24,309	342,997
Interest income	755	919	1,346	1,853	215,612
Interest expense	–	–	–	–	(208,580)
Forgiveness of loan payable	–	–	–	–	287,406
Settlement of debt	–	–	–	–	24,866
Loss on disposal of assets	–	–	–	(64)	(226)

Net loss and comprehensive loss	$(225,111)	$(325,956)	$(210,816)	$(648,119)	$(14,485,519)

Net loss per common share
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Outstanding
Shares (in thousands)
Basic and Diluted	179,597	136,740	166,881	136,740

See accompanying notes to the condensed consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
(Unaudited)
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended March 31, 2013 and 2012 and the Period from September 10, 2003
(Inception of Exploration Stage) to March 31, 2013

	Six Months	Six Months	September 10, 2003
	Ended	Ended	Inception to
	March 31,	March 31,	March 31,
	2013	2012	2013

Cash Provided by (Used in):

Operating Activities
Net income (loss)	$(210,816)	$(648,119)	$(14,485,519)
Items not affecting cash:
Share based compensation	25,952	80,890	1,352,039
Bad debts	(265,810)	(10,665)	245,822
Depreciation and accretion	56,099	65,008	726,671
Forgiveness of loan payable	–	–	(287,406)
Settlement of lawsuit	–	–	435,549
Commissions withheld from loans proceeds	–	–	121,000
Loss on disposal of assets	–	64	226
Net changes in non-cash working capital (Note 13)	191,970	120,696	(55,206)

Net Cash (Used) in Operating Activities	(202,605)	(392,126)	(11,946,824)

Investing Activities
Purchase of property and equipment	–	(863)	(904,469)
Investment in oil and gas properties	(2,566,139)	(41,544)	(11,177,244)
Long term investments	(13,074)	(11,917)	(278,066)
Cash from acquisition of subsidiary	–	–	11,141
Return of costs from Farmout Agreement	–	–	961,426

Net Cash (Used) in Investing Activities	(2,579,213)	(54,324)	(11,387,212)

Financing Activities
Loan payable	–	–	275,852
Loan advance – related parties	–	–	(811,746)
Note payable repayment	–	–	(111,306)
Debenture repayment	–	–	(1,004,890)
Deposit on stock subscription	–	–	300,000
Proceeds from issuance of common stock	2,700,000	–	23,969,499
Proceeds from debenture net of commissions	–	–	879,000

Net Cash Provided by Financing Activities	2,700,000	–	23,496,409

Increase (decrease) in cash and cash equivalents	(81,818)	(446,450)	162,373

Cash and cash equivalents, beginning of period	244,191	723,766	–

Cash and cash equivalents, end of period	$162,373	$277,316	$162,373

Supplemental Cash Flow Information:
Cash paid for interest	$–	$–	202,159

See accompanying notes to the condensed consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(Exploration Stage Company)
(Unaudited)
Notes to the Condensed Consolidated Financial Statements
March 31, 2013

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

Upon emergence from Chapter 11 proceedings, Deep Well adopted fresh-start reporting in accordance with the Financial Accounting Standards Board (“FASB) Accounting Standards Codification (“ASC”) 852-10. In connection with the adoption of fresh-start reporting, a new entity was deemed created for financial reporting purposes, and Deep Well adopted the provisions of fresh-start reporting effective September 10, 2003. As a result, the company was required to value its assets and liabilities at fair value and eliminate any accumulated deficit as of September 10, 2003. Deep Well emerged from Chapter 11 proceedings with no assets and liabilities pursuant to the Bankruptcy Order. After the Bankruptcy Order and restructuring was completed, Deep Well entered into the oil and gas exploration business and acquired properties in the Peace River oil sands area, located in the province of Alberta, Canada. Because the current business, heavy oil and gas exploration, has no relevance to the predecessor company, there is no basis for financial comparisons between Deep Well’s current operations and the predecessor company.

These financial statements have been prepared showing the name “Deep Well Oil & Gas, Inc. (and Subsidiaries)” (“the Company”) and the post-split common stock, with $0.001 par value, from inception.  The accumulated deficit has been restated to zero and dated September 10, 2003, with the statement of operations to begin on that date.

Going Concern

The Company’s condensed consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of March 31, 2013, the Company has a working capital deficit, has an accumulated deficit, and has generated negative cash flows from operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Long-Lived Assets

The Company reviews for the impairment of long-lived assets annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment is measured as the amount by which the assets’ carrying value exceeds its fair value. No impairments to our long-lived assets were identified or recorded in the six months ended March 31, 2013 or in the fiscal years ended September 30, 2012 and 2011.

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

Revisions in estimated liabilities can result from revisions of estimated inflation rates, escalating retirement costs, and changes in the estimated timing of settling asset retirement obligations. As at March 31, 2013 and September 30, 2012, asset retirement obligations amount to $419,112 and $425,700, respectively. The Company has posted bonds, where required, with the Government of Alberta based on the amount the government estimates the cost of abandonment and reclamation to be.

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

Recently Adopted Accounting Standards

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position or statements.

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

The Company has acquired interests in certain oil sands properties located in North Central Alberta, Canada. The terms include certain commitments related to oil sands properties that require the payments of rents as long as the leases are non-producing. As of March 31, 2013, Northern’s net payments due in Canadian dollars under this commitment are as follows:

2013	$22,579
2014	$45,158
2015	$45,158
2016	$45,158
2017	$45,158
Subsequent	$88,883

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

The Company plans to meet the second of these conditions. As at March 31, 2013 and September 30, 2012, the Company has an interest in ten wells, which can be counted towards these requirements.

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

This consists of comparing the carrying value of the asset with the asset’s expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions. Proven oil and gas properties are reviewed for impairment on a field-by-field basis. No impairment losses were recognized for the period ended March 31, 2013 (September 30, 2012 - $nil).

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

For the period ended March 31, 2013, the Company’s management determined that sufficient progress has been made in assessing its oil sands reserves for continued capitalization of exploratory well costs. In relation to this sufficient progress assessment of its oil sands project the Company considered among other criteria; long lead times in getting regulatory approval for oil sands thermal recovery projects, road bans, winter access only properties and governmental and environmental regulations which can and often delay development of oil sands projects. Because of these and other factors, the Company’s oil sands project can take significantly longer to complete than regular conventional drilling programs for lighter oil. To date the Company’s geological, engineering and economic studies continue to lead them to believe that there is continuing progress toward bringing the project to commercial production. Therefore, the Company has continued to capitalize its costs associated with its oil sands project.

For the Company’s exploratory wells, drilling costs are capitalized on the balance sheet under “Oil and Gas Properties” line item, pending a determination of whether potentially economic oil sands reserves have been discovered by the drilling effort to justify completion of the find as a producing well. The Company periodically assesses the exploration and drilling capitalized costs for impairment and once a determination is made that a well is of no potential economic value, the costs related to that well are expensed as dry hole and reported in exploration expense. No impairments to our long-lived assets were identified or recorded in the six months ended March 31, 2013 or in the fiscal years ended September 30, 2012 and 2011.

The following table illustrates capitalized costs relating to oil and gas – producing activities for two periods ended March 31, 2013 and September 30, 2012:

	March 31, 2013	September 30, 2012

Unproved Oil and Gas Properties	$15,934,918	$13,222,551
Proved Oil and Gas Properties	–	–
Accumulated Depreciation	(36,893)	(32,033)

Net Capitalized Cost	$15,898,025	$13,190,518

5.	Exploration Activities

The following table presents information regarding the Company’s costs incurred in the oil and gas property acquisition, exploration and development activities for the six months ended March 31, 2013 and the fiscal year ended September 30, 2012:

	March 31, 2013	September 30, 2012

Acquisition of Properties:
Proved	$–	$–
Unproved	2,712,367	57,005
Exploration costs	8,053	119,353
Development costs	–	–

6.	Investment in Equity Securities

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

7.	Property and Equipment

	March 31, 2013
		Accumulated	Net Book
	Cost	Depreciation	Value

Computer equipment	$31,084	$29,908	$1,176
Office furniture and equipment	33,199	23,802	9,397
Software	5,826	5,826	–
Leasehold improvements	4,936	4,268	668
Portable work camp	170,580	128,307	42,273
Vehicles	38,077	28,641	9,436
Oilfield equipment	249,045	94,608	154,437
Road mats	364,614	274,256	90,358
Wellhead	3,254	1,386	1,868
Tanks	96,085	32,869	63,215
	$996,700	$623,871	$372,828

	September 30, 2012
		Accumulated	Net Book
	Cost	Depreciation	Value

Computer equipment	$31,084	$29,312	$1,772
Office furniture and equipment	33,199	21,152	12,046
Software	5,826	5,826	–
Leasehold improvements	4,936	3,934	1,002
Portable work camp	170,580	120,847	49,733
Vehicles	38,077	26,976	11,101
Oilfield equipment	154,713	82,689	72,024
Road mats	364,614	258,311	106,303
Wellhead	3,254	1,119	2,135
Tanks	96,085	29,541	66,544
	$902,368	$579,707	$322,660

There was $44,164 of depreciation expense for the period ended March 31, 2013 (September 30, 2012 - $104,033).

8.	Long Term Investments

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

9.	Significant Transactions With Related Parties

Accounts payable – related parties was $439,746 as of March 31, 2013 (September 30, 2012 - $408,277) for fees payable to corporations owned by directors. This amount is unsecured, non-interest bearing, and has no fixed terms of repayment.

As of March 31, 2013, officers, directors, their families, and their controlled entities have acquired 63.92% of the Company’s outstanding common capital stock. This percentage does not include unexercised warrants or stock options.

The Company incurred expenses totaling $165,099 to two related parties for professional fees and consulting services during the period ended March 31, 2013 (September 30, 2012 - $327,459). These amounts are included in the balance of accounts payable – related parties as of March 31, 2013.

10.	Asset Retirement Obligations

The total future asset retirement obligation is estimated by management based on the Company’s net working interests in all wells and facilities, estimated costs to reclaim and abandon wells and facilities and the estimated timing of the costs to be incurred in future periods. At March 31, 2013, the Company estimates the undiscounted cash flows related to asset retirement obligation to total approximately $642,112 (September 30, 2012 - $664,403). The fair value of the liability at March 31, 2013 is estimated to be $419,112 (September 30, 2012 - $425,700) using a risk free rate of 3.74% and an inflation rate of 2%. The actual costs to settle the obligation are expected to occur in approximately 35 years.

Changes to the asset retirement obligation were as follows:

	March 31, 2013	September 30, 2012
Balance, beginning of period	$425,700	$387,368
Liabilities incurred	–	–
Effect of foreign exchange	(14,424)	22,038
Disposal	–	–
Accretion expense	7,836	16,294
Balance, end of period	$419,112	$425,700

11.	Common Stock

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

The following table summarizes the Company’s warrants outstanding as of March 31, 2013:

	Shares Underlying Warrants Outstanding			Shares Underlying Warrants Exercisable
Range of Exercise Price	Shares Underlying Warrants Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Warrants Exercisable	Weighted Average Exercise Price

$0.105 at March 31, 2013	72,142,855	1.82	0.105	72,142,855	0.105
	72,142,855	1.82	0.105	72,142,855	0.105

The following is a summary of warrant activity for the period ended March 31, 2013:

	Number of Warrants	Weighted Average Exercise Price	Intrinsic Value

Balance, September 30, 2012	29,285,713	$0.105	$–
Warrants granted November 23, 2012	42,857,142	0.105	–
Balance, March 31, 2013	72,142,855	$0.105	$–

Outstanding Warrants, March 31, 2013	72,142,855	$0.105	$–

There were 72,142,855 warrants outstanding as of March 31, 2013, (September 30, 2012 – 29,285,713), which have a historical fair market value of $1,778,284 (September 30, 2012 - $763,533).

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

For the period ended March 31, 2013, the Company recorded share based compensation expense related to stock options in the amount of $25,952 (September 30, 2012 – $108,664) on the 2,700,000 stock options issued March 23, 2011. No options were exercised during the period ended March 31, 2013, therefore, the intrinsic value of the options exercised during the period ended March 31, 2013 is $nil. As of March 31, 2013, there was no remaining unrecognized compensation cost related to the non-vested portion of these unit option awards. Compensation expense is based upon straight-line depreciation of the grant-date fair value over the vesting period of the underlying unit option.

	Shares Underlying Options Outstanding			Shares Underlying Options Exercisable
Range of Exercise Prices	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price

$0.14 at March 31, 2013	2,700,000	2.98	$0.14	2,700,000	$0.14
	2,700,000	2.98	$0.14	2,700,000	$0.14

The aggregate intrinsic value of exercisable options as of March 31, 2013, was $nil (September 30, 2012 - $nil).

The following is a summary of stock option activity as at March 31, 2013:

	Number of Underlying Shares	Weighted Average Exercise Price	Weighted Average Fair Market Value

Balance, September 30, 2012	2,700,000	$0.14	$0.12

Balance, March 31, 2013	2,700,000	$0.14	$0.12

Exercisable, March 31, 2013	2,700,000	$0.14	$0.12

The following table summarizes the activity of the Company’s non-vested stock options as of September 30, 2012 and March 31, 2013:

	Non-Vested Options
	Number of Underlying Shares	Weighted Average Exercise Price

Non-vested at September 30, 2012	900,000	$0.14
Vested at March 23, 2013	900,000	$0.14
Non-vested at March 31, 2013	-

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

13.	Changes in Non-Cash Working Capital

	Six Months Ended	Six Months Ended
	March 31, 2013	March 31, 2012

Accounts receivable	$145,516	$10,108
Prepaid expenses	(7,645)	(9,773)
Accounts payable	54,099	120,361
	$191,970	$120,696

14.	Commitments

Compensation to Directors

Since the acquisition of Northern Alberta Oil Ltd., the Company and Northern have entered into the following contracts with the following companies for the services of their officers:

1)
Portwest Investments Ltd., a company owned 100% by Dr. Horst A. Schmid, for providing services to the Company as Chief Executive Officer and President for Cdn $12,500 per month. As of March 31, 2013, the Company has accrued Cdn $327,958 owing to Portwest Investments Ltd., and has not paid out this accrued portion to Portwest Investments Ltd. since April 2010 for the services of Dr. Schmid as Chief Executive Officer and President of the Company.

2)
Concorde Consulting, a company owned 100% by Mr. Curtis J. Sparrow, for providing services as Chief Financial Officer to the Company for Cdn $15,000 per month. As of September 30, 2012 and March 31, 2013 the Company owes Concorde Consulting Cdn $138,725 and Cdn $116,150, respectively.

Rental Agreement

On November 20, 2007 and December 1, 2008, the Company entered into two office lease agreements commencing December 1, 2007 and January 1, 2009 and expiring on November 30, 2012 and December 31, 2013, respectively. One of the Company’s office lease agreements has since expired and will not be renewed. The annual payments due are as follows:

2013	$21,250
2014	$10,658

15.	Legal Actions

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

This lawsuit has been stayed pending the outcome of the other litigation by the Plaintiff against some of the above defendants other than Deep Well and Northern. The Company believes the claims are without merit and will vigorously defend against them. As at March 31, 2013, no contingent liability has been recorded, as the Company believes that a successful outcome for the Plaintiff is remote.

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

Deep Well plans to vigorously defend itself against the Plaintiff's claims. As at March 31, 2013, no contingent liability has been recorded, as the Company believes that a successful outcome for the Plaintiff is remote.

16.	Rental and Other Income

The Company reversed part of the receivables and bad debts for our joint venture co-owners in the period at an amount of $267,962 (Cdn $265,651) of which $239,459 was related to a purchase agreement wherein the Company acquired an additional 10% working interest in most of the Sawn Lake oil sands properties where the Company already owns working interests, in exchange for $2,412,960 (Cdn $2,400,000), the discontinuance of two lawsuits, and forgiving the amounts owed and any defaults and penalties that the Company had imposed. This amount is included in Rental and Other Income.

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

Our consolidated financial statements are reported in United States dollars and are prepared based upon United States generally accepted accounting principles (“US GAAP”). References in this Form 10-Q to “$” are to United States dollars and references to “Cdn $” are to Canadian dollars. On April 29, 2013, the noon rate of exchange for Canadian dollars expressed in US $ was Cdn $1.00 = US $0.9864, as reported by the Bank of Canada.

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

Results of Operations

We are an exploration stage company and as such do not have commercial production on any of our properties and, accordingly, we currently do not generate cash from operations. Since the inception of our current business plan, our operations have consisted primarily of various exploration and start-up activities relating to our properties, which included acquiring lease holdings by acquisitions and public offerings, seeking investors, locating joint venture partners, acquiring and analyzing seismic data, engaging various firms to comply with leasehold conditions, environmental regulations, as well as providing project management, drilling, testing and analysis of wells to define our oil sands reservoir, development planning to use thermal recovery technology and to develop our long term business strategies. For the six months ended March 31, 2013, and for the comparable period in the prior year, we generated no revenues from operations.

	Three Months	Three Months	Six Months	Six Months	September 10,
	Ended	Ended	Ended	Ended	2003 to
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012	March 31, 2013

Revenue	$–	$–	$–	$–	$–

Expenses
General and administrative	203,362	300,798	423,990	609,209	14,420,923
Depreciation and accretion	27,599	33,615	56,099	65,008	726,671

Net loss from operations	(230,961)	(334,413)	(480,089)	(674,217)	(15,147,594)

Other income and expenses
Rental and other income (Note 16)	5,095	7,538	267,927	24,309	342,997
Interest income	755	919	1,346	1,853	215,612
Interest expense	–	–	–	–	(208,580)
Forgiveness of loan payable	–	–	–	–	287,406
Settlement of debt	–	–	–	–	24,866
Loss on disposal of assets	–	–	–	(64)	(226)

Net loss and comprehensive loss	$(225,111)	$(325,956)	$(210,816)	$(648,119)	$(14,485,519)

For the three months ended March 31, 2013, our general and administrative expenses decreased by $97,436 compared to the three months ended March 31, 2012, which was a 32% decrease primarily due to (i) a decrease in general office expenses including a decrease in accounting and legal fees charged by third parties; and (ii) a decrease in share-based compensation charged to expense relating to vested stock options that were previously granted to our directors on March 23, 2011.

For the six months ended March 31, 2013, our general and administrative expenses decreased by $185,219 compared to the six months ended March 31, 2012, which was a 30% decrease primarily due to (i) a decrease in share-based compensation charged to expense, which was primarily related to vested stock options that were previously granted to our directors on March 23, 2011; (ii) a decrease in general office expenses including a decrease in accounting fees charged by third parties; and (iii) a decrease in engineering fees. On March 23, 2011, our Board of Directors granted our directors, Dr. Horst A. Schmid, Mr. Said Arrata, Mr. Satya Das, Mr. David Roff, Mr. Curtis James Sparrow and Mr. Malik Youyou, options to purchase 450,000 shares of common stock at an exercise price of $0.14 per common share, 150,000 vesting immediately and the remaining vesting one-third on March 23, 2012, and one-third on March 23, 2013, with an expiration date of March 23, 2016.

For the three months ended March 31, 2013, depreciation and accretion expense decreased by $6,016 compared to the three months ended March 31, 2012, which was primarily due to the depreciating value of our assets.

For the six months ended March 31, 2013, depreciation and accretion expense decreased by $8,909 compared to the six months ended March 31, 2012, which was primarily due to the depreciating value of our assets. Depreciation expense is computed using the declining balance method over the estimated useful life of the asset. In compliance with our accounting policy, only half of the depreciation is taken in the year of acquisition.

For the three months ended March 31, 2013, rental and other income decreased by $2,443 compared to the three months ended March 31, 2012, which was due to a decrease in road use fees.

For the six months ended March 31, 2013, rental and other income increased by $243,618 compared to the six months ended March 31, 2012, which was due to the recovery of expenses arising from the reverse of receivables and bad debt previously written-off in the amount of $265,810 (Cdn $265,651) subsequently collected from our joint venture co-owners for past amounts owing to us for field operations on our joint lands. These write-offs were in respect of money owed to us by two of our joint venture co-owners that had not paid us for drilling and other operational expenses we incurred on our joint properties. Over the last 12 months we pursued remedies to collect these bad debts and on October 18, 2012 we entered into a settlement agreement with one of our joint venture co-owners and received $123,909 (Cdn $123,526) that was previously written off. In addition and effective on December 3, 2012, we entered into a purchase and sale agreement with another joint venture co-owner, whereby we acquired an additional 10% working interest in exchange for cash, the discontinuance of claims and forgiveness of monies owed to us.

For the three months ended March 31, 2013, interest income decreased by $164 compared to the three months ended March 31, 2012, which was due to less interest income received from our cash investments held in the bank.

For the six months ended March 31, 2013, interest income decreased by $507 compared to the six months ended March 31, 2012, which was due to less interest income received from our cash investments held in the bank.

As a result of the above transactions, we recorded a reduction of $100,845 in our net loss and comprehensive loss from operations for the three months ended March 31, 2013 in comparison to the prior three months ended March 31, 2012. As discussed above, this increase was primarily due to (i) a decrease in general office expenses including a decrease in accounting and legal fees charged by third parties; and (ii) a decrease in share-based compensation charged to expense relating to vested stock options that were previously granted to our directors on March 23, 2011.

As a result of the above transactions, we recorded a reduction of $437,303 in our net loss and comprehensive loss from operations for the six months ended March 31, 2013 in comparison to the prior six months ended March 31, 2012. As discussed above, this decrease was primarily due to the recovery of expenses arising from the reverse of receivables and bad debt previously written-off and subsequently collected, in our first quarter of 2013, from our joint venture co-owners for past amounts owing to us for drilling and operational expenses we incurred on our joint lands.

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

On April 16, 2012, we received a reserves report as of December 31, 2011 from an independent third party reservoir engineering firm. This report estimated the heavy oil reserves from the working interests held by our subsidiaries in the Peace River Oil Sands area of Alberta. This report estimated and assigned probable and possible reserves on the north half square mile of land located on section 10-92-13W5 designated for our HCSS recovery project. This half square mile of land covers 316 gross acres (128 gross hectares) of land. This report has estimated that in that portion alone there are probable reserves of 7,806,000 barrels of heavy oil and probable plus possible reserves of 9,370,000 barrels attributable to our working interests before adjusting for any Provincial or potential royalties. These estimated probable plus possible reserves are classified as undeveloped at this time. These reserves were calculated before we entered into and closed the December 3, 2012 acquisition, whereby we acquired an additional 10% working interest in these evaluated properties. Proved reserves cannot be assigned until production begins.

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

Effective December 3, 2012, we entered into and subsequently closed upon a purchase and sale agreement with 1132559 Alberta Ltd. (“113”), one of our former joint venture partners, pursuant to which we acquired 113’s 10% working interest in their Sawn Lake heavy oil reservoir in the Peace River are of Alberta. This transaction increased our net acres in the Sawn Lake oil sands properties from 31,376 to 35,360 net acres (12,698 to 14,310 net hectares). We now have, through our subsidiaries, Northern and Deep Well Alberta, a 90% working interest in 51 contiguous sections on seven oil sands leases and an 80% working interest in 5 contiguous sections on one oil sands lease in the Peace River oil sands area of Alberta, where we are the operator. In addition, we have a 50% working interest in another 12 contiguous sections on two oil sands leases in the Peace River oil sands area of Alberta, Canada.

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

Our proposed thermal recovery project is to be located on the north half of section 10-92-13W5 which has good road access on hard packed gravel roads recently built by Penn West Petroleum Ltd. (“Penn West”). The proposed thermal recovery project location is approximately 1.4 kilometers away from the nearest Penn West all-weather road. We intend to upgrade our existing winter road to section 10-92-13W5 to an all-weather road. We also intend to acquire the remaining road and build it as an all-weather road up to our proposed thermal recovery project site. We are currently waiting on ERCB approval of our modified thermal recovery project application.

We may also participate in an ERCB approved SAGD demonstration project on our 50% owned joint lands in Sawn Lake with our joint venture co-owner. As recently reported in our joint venture co-owners year-end financial statements, activities are currently underway at the Sawn Lake SAGD demonstration project for drilling of the SAGD well pair on our 50% owned joint lands in the third calendar quarter of 2013 and start-up of steam operations in the fourth calendar quarter of 2013. Our joint venture co-owner, who is operator for this project, tells us that they anticipate production to start in the first calendar quarter of 2014.

Liquidity and Capital Resources

As of March 31, 2013, our total assets were $16,798,098 compared to $14,235,452 as of September 30, 2012. The primary increase in our total assets was the result of an increase in oil gas properties and equipment arising from the December 3, 2012 acquisition of 113’s 10% working interest in our joint Sawn Lake properties. Our total liabilities as of March 31, 2013 were $954,185 compared to $906,674 as of September 30, 2012. The primary increase in our total liabilities was the result of (i) fees payable to corporations owned by directors for services as President and CEO and Chief Financial Officer provided to our Company that we have not paid; and (ii) rental fees owed for our Calgary office lease which we have accrued and not yet paid. Of our total liabilities $419,112 is our estimated cost for future asset retirement obligations for future abandonment and reclamation of our wells, well pad sites and access roads to our well pad sites.

Our working capital (current liabilities subtracted from current assets) is as follows:

	Six Months Ended	Year Ended
	March 31, 2013	September 30, 2012

Current Assets	$226,985	$446,674
Current Liabilities	535,073	480,974
Working Capital	$(308,088)	$(34,300)

As of March 31, 2013, our Company had negative working capital of $308,088 compared to a negative working capital of $34,300 as of September 30, 2012. Currently we have no long-term third party debt other than our estimated asset retirement obligations on oil and gas properties. Effective November 23, 2012, we completed a private placement financing with one investor for aggregate gross cash proceeds of $3,000,000 (including a deposit received prior to September 30, 2012 of $300,000). For our short-term operations, and as requested by Dr. Horst A. Schmid, we are not paying out the consulting fee of Cdn $327,958 that we owe to Portwest Investments Ltd., a company owned 100% by Dr. Horst A. Schmid, for providing services to Deep Well as Chief Executive Officer and President.

As reported on our Consolidated Statement of Cash Flows under “Operating Activities”, for the three months ended March 31, 2013, our net cash used in operating activities was $202,605 compared to $392,126 for the three months ended March 31, 2012. This decrease was primarily due to a reversal of money owed to us by one of our joint venture co-owners that was previously written-off as bad debt. As previously disclosed above, and effective on December 3, 2012, we entered into and subsequently closed a purchase and sale agreement with our former joint venture partner 113 and acquired their 10% working interest in most of the Sawn Lake oil sands properties where we already own working interests, for consideration of (i) $2,412,960 (Cdn $2,400,000); (ii) the discontinuance of statement of claims we made against 113; and (iii) forgiving the amounts owned to us from 113, in the amount of $240,560 (Cdn $239,268) and any defaults and penalties that the Company had imposed upon 113.

As reported on our Consolidated Statement of Cash Flows under “Investing Activities”, we had an increase of $2,524,889 on investment in our oil and gas properties for the six months ended March 31, 2013 compared to the six months ended March 31, 2012. This increase was a result of the December 3, 2012 purchase and sale agreement disclosed herein, whereby we acquired an additional 10% working interest in our joint properties along with a 10% working interest increase in the equipment purchased for the wells drilled within those joint properties, in exchange for the cash among other items as previously disclosed above.

As reported on our Consolidated Statement of Cash Flows under “Financing Activities”, for the six months ended March 31, 2013, we recorded to equity an increase of $2,700,000 from the comparable period ending March 31, 2012. Effective November 23, 2012, our Company completed a private placement to one investor of an aggregate of 42,857,142 units (“Units”) at a price of $0.07 per Unit, for total gross proceeds of $3,000,000 (including a deposit received prior to September 30, 2012 of $300,000). Each Unit is comprised of one (1) common share and one (1) common share purchase warrant. Each warrant entitles the holder to purchase one (1) common share at a price of $0.105 for a period of three years from the date of closing, provided that if the closing price of the common shares of the Company on the principal market on which our common shares trade is equal to or exceeds $1.00 for thirty consecutive trading days, the warrant term will automatically accelerate to the date that is thirty calendar days following the date that written notice has been given to the warrant holder. No commission or finder’s fees were payable in connection with this private placement. The Units were issued pursuant to Regulation S under the Securities Act of 1933, as amended. The warrants issued pursuant to this latest private placement expire on November 23, 2015.

Our cash and cash equivalents as of March 31, 2013 was $162,373 compared to $277,316 for the prior quarter ended March 31, 2012, which was primarily due to a decrease in cash resulting from costs associated with (i) the December 3, 2012 acquisition, whereby we acquired an additional 10% working interest in our joint owned properties; (ii) legal fees relating to the December 3, 2012 acquisition disclosed herein; (iii) drilling, completions and facility engineering fees associated with our amended ERCB application for our thermal recovery project, and (iv) general office expenses. Since March 10, 2005 to March 31, 2013, we have financed our business operations through a loan, fees derived from the farmout of some of our lands, private offerings of our common stock and other securities, and the sale of our common stock upon the exercise of certain warrants, realizing gross proceeds of approximately $24.6 million in cash. In some of these offerings, we sold units comprised of common stock and warrants to purchase additional common stock, and as a result of these offerings, we have an aggregate of 72,142,855 warrants outstanding as of March 31, 2013, with exercise prices of $0.105. These warrants’ expiration dates range from November 9, 2013 to November 23, 2015. If all of these warrants are exercised we may realize aggregate proceeds of approximately $7.6 million. However, the warrant holders have complete discretion as to when and if the warrants are exercised before they expire and we cannot guarantee that the warrant holders will exercise any of the warrants.

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

Cautionary Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q, including all referenced exhibits, contains “forward-looking statements” within the meaning of the United States federal securities laws. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words "may," "believe," “intend,” "will," "anticipate," "expect," "estimate," "project," "future," “plan,” “strategy,” or “continue,” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters, often identify forward-looking statements. For these statements, Deep Well claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this quarterly report on Form 10-Q include, among others, statements with respect to:

●	our current business strategy;
●	our future financial position and projected costs;
●	our projected sources and uses of cash;
●	our plan for future development and operations, including the building of all-weather roads;
●	our drilling and testing plans;
●	our proposed enhanced oil recovery test well project;
●	the sufficiency of our capital in order to execute our business plan;
●	resource estimates;
●	the timing and sources of our future funding.

Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors, which may cause the actual results to differ materially from the anticipated future results expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those set forward in the forward-looking statements include, but are not limited to:

●	changes in general business or economic conditions;
●	changes in legislation or regulation that affect our business;
●	our ability to obtain necessary regulatory approvals and permits;
●	our ability to receive approvals from the ERCB for additional tests to further evaluate the wells on our lands;
●	opposition to our regulatory requests by various third parties;
●	actions of aboriginals, environmental activists and other industrial disturbances;
●	the costs of environmental reclamation of our lands;
●	availability of labor or materials or increases in their costs;
●	the availability of sufficient capital to finance our business plans on terms satisfactory to us;
●	adverse weather conditions and natural disasters;
●	risks associated with increased insurance costs or unavailability of adequate coverage;
●	volatility of oil and natural gas prices;
●	competition;
●	changes in labor, equipment and capital costs;
●	future acquisitions or strategic partnerships;
●	the risks and costs inherent in litigation;
●	imprecision in estimates of reserves, resources and recoverable quantities of oil and natural gas;
●	product supply and demand;
●	fluctuations in currency and interest rates; and
●	the additional risks and uncertainties, many of which are beyond our control, referred to elsewhere in this quarterly report on Form 10-Q and in our other SEC filings.

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

ITEM 4.         CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of our fiscal quarter ended March 31, 2013, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that as of the end of that quarter, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes In Internal Control Over Financial Reporting

During the fiscal quarter ended March 31, 2013 there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

DEEP WELL OIL & GAS, INC.

By	/s/ Horst A. Schmid
Dr. Horst A. Schmid
Chief Executive Officer and President
(Principal Executive Officer)

Date	May 15, 2013

By	/s/ Curtis Sparrow
Mr. Curtis James Sparrow
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date	May 15, 2013