Form 10-Q
period 2013-06-30
DEEP WELL OIL & GAS INC
filed 2013-08-14
CIK 869495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

The number of shares of common stock outstanding as of July 31, 2013 was 180,447,113.

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(An Exploration Stage Company)
Condensed Consolidated Balance Sheets
June 30, 2013 and September 30, 2012

	June 30,	September 30,
	2013	2012
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$220,323	$244,191
Accounts receivable net of allowance of $16,700 (September 30, 2012 - $243,752)	11,936	156,251
Prepaid expenses	45,759	46,232

Total Current Assets	278,018	446,674

Long term investments (Note 8)	335,753	275,600
Oil and gas properties, net (Notes 3 and 4)	15,922,716	13,190,518
Property and equipment, net of depreciation (Note 7)	351,238	322,660

TOTAL ASSETS	$16,887,725	$14,235,452

LIABILITIES
Current Liabilities
Accounts payable	$85,540	$72,697
Accounts payable – related parties (Note 9)	207,483	408,277

Total Current Liabilities	293,023	480,974

Asset retirement obligations (Note 10)	432,888	425,700
Loan payable - related party	260,000	–
TOTAL LIABILITIES	985,911	906,674

SHAREHOLDERS’ EQUITY
Common Stock: (Note 11)
Authorized: 600,000,000 shares at $0.001 par value
Issued and outstanding: 180,447,113 shares
(September 30, 2012 – 136,739,971 shares)	180,447	136,739
Additional paid in capital	30,501,972	27,166,742
Deposits on stock subscription (Note 11)	–	300,000
Deficit accumulated during exploration stage	(14,780,605)	(14,274,703)

Total Shareholders’ Equity	15,901,814	13,328,778

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$16,887,725	$14,235,452

See accompanying notes to the condensed consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(An Exploration Stage Company)
(Unaudited)
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three and Nine Months Ended June 30, 2013 and 2012 and the Period from September 10, 2003
(Inception of Exploration Stage) to June 30, 2013

					September 10,
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	2003 Inception to
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	June 30,2013

Revenue	$–	$–	$–	$–	$–

Expenses
General and Administrative	270,885	249,836	694,875	859,045	14,691,808
Depreciation and accretion	28,324	31,733	84,423	96,741	754,995

Net loss from operations	(299,209)	(281,569)	(779,298)	(955,786)	(15,446,803)

Other income and expenses
Rental and other income	3,352	8,124	271,279	32,433	346,349
Interest income	770	678	2,116	2,531	216,382
Interest expense	–	–	–	–	(208,580)
Forgiveness of loan payable	–	–	–	–	287,406
Settlement of debt	–	–	–	–	24,866
Loss on disposal of assets	–	–	–	(64)	(226)

Net loss and comprehensive loss	$(295,087)	$(272,767)	$(505,903)	$(920,886)	$(14,780,606)

Net loss per common share
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted Average Outstanding
Shares (in thousands)
Basic and Diluted	179,699	136,740	171,311	136,740

See accompanying notes to the condensed consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(An Exploration Stage Company)
(Unaudited)
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended June 30, 2013 and 2012 and the Period from September 10, 2003
(Inception of Exploration Stage) to June 30, 2013

	Nine Months	Nine Months	September 10, 2003
	Ended	Ended	Inception to
	June 30,	June 30,	June 30,
	2013	2012	2013

Cash Provided by (Used in):

Operating Activities
Net income (loss)	$(505,903)	$(920,886)	$(14,780,606)
Items not affecting cash:
Share based compensation	102,036	94,701	1,428,123
Bad debts	(263,738)	(10,565)	247,894
Depreciation and accretion	84,423	96,741	754,995
Forgiveness of loan payable	234,402	–	(53,004)
Settlement of lawsuit	–	–	435,549
Commissions withheld from loans proceeds	–	–	121,000
Loss on disposal of assets	–	64	226
Net changes in non-cash working capital (Note 13)	(19,763)	180,294	(266,939)

Net Cash (Used) in Operating Activities	(368,543)	(559,651)	(12,112,762)

Investing Activities
Purchase of property and equipment	–	(860)	(904,469)
Investment in oil and gas properties	(2,566,139)	(50,101)	(11,177,244)
Long term investments	(49,186)	(5,343)	(314,178)
Cash from acquisition of subsidiary	–	–	11,141
Return of costs from Farmout Agreement	–	–	961,426

Net Cash (Used) in Investing Activities	(2,615,325)	(56,304)	(11,423,324)

Financing Activities
Loan payable	–	–	275,852
Loan advance – related parties	260,000	–	(551,746)
Note payable repayment	–	–	(111,306)
Debenture repayment	–	–	(1,004,890)
Deposit on stock subscription	–	–	300,000
Proceeds from issuance of common stock	2,700,000		23,969,499
Proceeds from debenture net of commissions	–	–	879,000

Net Cash Provided by Financing Activities	2,960,000		23,756,409

Increase (decrease) in cash and cash equivalents	(23,868)	(615,955)	220,323

Cash and cash equivalents, beginning of period	244,191	723,766	–

Cash and cash equivalents, end of period	$220,323	$107,811	$220,323

Supplemental Cash Flow Information:
Cash paid for interest	$–	$–	202,159

See accompanying notes to the condensed consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(An Exploration Stage Company)
(Unaudited)
Notes to the Condensed Consolidated Financial Statements
June 30, 2013

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

Allowance for Doubtful Accounts

The Company determines allowances for doubtful accounts based on aging of specific accounts. Accounts receivable are stated at the historical carrying amounts net of allowances for doubtful accounts and include only the amounts the Company deems to be collectable. The allowance for bad debts was $16,700 and $243,752 at June 30, 2013 and September 30, 2012 respectively. See note 16 for a description of amounts relating to this balance.

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

Long-Lived Assets

The Company reviews for the impairment of long-lived assets annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment is measured as the amount by which the assets’ carrying value exceeds its fair value. No impairments to our long-lived assets were identified or recorded in the nine months ended June 30, 2013 or in the fiscal years ended September 30, 2012 and 2011.

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

Revisions in estimated liabilities can result from revisions of estimated inflation rates, escalating retirement costs, and changes in the estimated timing of settling asset retirement obligations. As at June 30, 2013 and September 30, 2012, asset retirement obligations amount to $432,888 and $425,700, respectively. The Company has posted bonds, where required, with the Government of Alberta based on the amount the government estimates the cost of abandonment and reclamation to be.

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

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights, unless the exercise becomes antidilutive and then the basic and diluted per share amounts are the same. There were no common stock equivalents excluded from the calculation because their effect would be antidilutive.

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

Recently Adopted Accounting Standards

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial statements.

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

3.            Oil and Gas Properties

The Company has acquired interests in certain oil sands properties located in North Central Alberta, Canada. The terms include certain commitments related to oil sands properties that require the payments of rents as long as the leases are non-producing. As of June 30, 2013, Northern’s net payments due in Canadian dollars under this commitment are as follows:

2013	$13,755
2014	$55,021
2015	$55,021
2016	$55,021
2017	$55,021
Subsequent	$108,608

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

The Company plans to meet the second of these conditions. As at June 30, 2013 and September 30, 2012, the Company has an interest in ten wells, which can be counted towards these requirements.

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

This consists of comparing the carrying value of the asset with the asset’s expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions. Proven oil and gas properties are reviewed for impairment on a field-by-field basis. No impairment losses were recognized for the period ended June 30, 2013 (September 30, 2012 - $nil).

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

For the period ended June 30, 2013, the Company’s management determined that sufficient progress has been made in assessing its oil sands reserves for continued capitalization of exploratory well costs. In relation to this sufficient progress assessment of its oil sands project the Company considered among other criteria; long lead times in getting regulatory approval for oil sands thermal recovery projects, road bans, winter access only properties and governmental and environmental regulations which can and often delay development of oil sands projects. Because of these and other factors, the Company’s oil sands project can take significantly longer to complete than regular conventional drilling programs for lighter oil. To date the Company’s geological, engineering and economic studies continue to lead them to believe that there is continuing progress toward bringing the project to commercial production. Therefore, the Company has continued to capitalize its costs associated with its oil sands project.

For the Company’s exploratory wells, drilling costs are capitalized on the balance sheet under “Oil and Gas Properties” line item, pending a determination of whether potentially economic oil sands reserves have been discovered by the drilling effort to justify completion of the find as a producing well. The Company periodically assesses the exploration and drilling capitalized costs for impairment and once a determination is made that a well is of no potential economic value, the costs related to that well are expensed as dry hole and reported in exploration expense. No impairments to our long-lived assets were identified or recorded in the nine months ended June 30, 2013 or in the fiscal years ended September 30, 2012 and 2011.

The following table illustrates capitalized costs relating to oil and gas – producing activities for two periods ended June 30, 2013 and September 30, 2012:

	June 30, 2013	September 30, 2012

Unproved Oil and Gas Properties	$15,962,035	$13,222,551
Proved Oil and Gas Properties	–	–
Accumulated Depreciation	(39,319)	(32,033)

Net Capitalized Cost	$15,922,716	$13,190,518

5.             Exploration Activities

The following table presents information regarding the Company’s costs incurred in the oil and gas property acquisition, exploration and development activities for the nine months ended June 30, 2013 and the fiscal year ended September 30, 2012:

	June 30, 2013	September 30, 2012

Acquisition of Properties:
Proved	$–	$–
Unproved	2,739,484	57,005
Exploration costs	24,937	119,353
Development costs	–	–

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

7.            Property and Equipment

	June 30, 2013
		Accumulated	Net Book
	Cost	Depreciation	Value

Computer equipment	$31,084	$30,421	$663
Office furniture and equipment	33,199	24,421	8,777
Software	5,826	5,826	–
Leasehold improvements	4,936	4,435	501
Portable work camp	170,580	132,037	38,543
Vehicles	38,077	29,474	8,603
Oilfield equipment	249,045	100,567	148,478
Road mats	364,614	282,229	82,385
Wellhead	3,254	1,519	1,735
Tanks	96,085	34,532	61,553
	$996,700	$645,461	$351,238

	September 30, 2012
		Accumulated	Net Book
	Cost	Depreciation	Value

Computer equipment	$31,084	$29,312	$1,772
Office furniture and equipment	33,199	21,152	12,046
Software	5,826	5,826	–
Leasehold improvements	4,936	3,934	1,002
Portable work camp	170,580	120,847	49,733
Vehicles	38,077	26,976	11,101
Oilfield equipment	154,713	82,689	72,024
Road mats	364,614	258,311	106,303
Wellhead	3,254	1,119	2,135
Tanks	96,085	29,541	66,544
	$902,368	$579,707	$322,660

There was $65,753 of depreciation expense for the period ended June 30, 2013 (June 30, 2012 - $78,089)

8.             Long Term Investments

Long term investments consist of cash held in trust by the Alberta Energy Regulators (“AER”) which bears interest at a rate of prime minus 0.375% and has no stated date of maturity. These investments are required by the AER to ensure there are sufficient future cash flows to meet the expected future asset retirement obligations, and are restricted for this purpose.

9.             Significant Transactions With Related Parties

Accounts payable – related parties was $207,483 as of June 30, 2013 (September 30, 2012 - $408,277) for fees payable to corporations owned by directors. This amount is unsecured, non-interest bearing, and has no fixed terms of repayment.

As of June 30, 2013, officers, directors, their families, and their controlled entities have acquired 64.71% of the Company’s outstanding common capital stock. This percentage does not include unexercised warrants or stock options.

The Company incurred expenses totaling $233,308 to two related parties for professional fees and consulting services during the period ended June 30, 2013 (September 30, 2012 - $327,459). These amounts are included in the balance of accounts payable – related parties as of June 30, 2013.

As of June 30, 2013, the Company received a loan for $260,000 as a note payable from one of the Company’s directors.

10.          Asset Retirement Obligations

The total future asset retirement obligation is estimated by management based on the Company’s net working interests in all wells and facilities, estimated costs to reclaim and abandon wells and facilities and the estimated timing of the costs to be incurred in future periods. At June 30, 2013, the Company estimates the undiscounted cash flows related to asset retirement obligation to total approximately $660,530 (September 30, 2012 - $664,403). The fair value of the liability at June 30, 2013 is estimated to be $432,888 (September 30, 2012 - $425,700) using a risk free rate of 3.74% and an inflation rate of 2%. The actual costs to settle the obligation are expected to occur in approximately 35 years.

Changes to the asset retirement obligation were as follows:

	June 30, 2013	September 30, 2012
Balance, beginning of period	$425,700	$387,368
Liabilities incurred	23,400	–
Effect of foreign exchange	(28,355)	22,038
Disposal	–	–
Accretion expense	12,143	16,294
Balance, end of period	$432,888	$425,700

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

The Company used the Black-Scholes option pricing model (“Black-Scholes”) to value the options and warrants. This model was developed for use in estimating the fair value of traded “European” options which are liquid and that have no vesting restrictions and are fully transferable. Stock options and the warrants attached to the units issued by the Company are non-transferable and vest over time, and are “American” options. Option pricing models require the input of subjective assumptions including expected share price volatility. The fair value estimate can vary materially as a result of changes in the assumptions. The following assumptions are used in the Black-Scholes option-pricing model:

Expected Term – Expected term of 5 years represents the period that the Company’s stock-based awards are expected to be outstanding.

Expected Volatility – Expected volatilities are based on historical volatility of the Company’s stock, adjusted where determined by management for unusual and non-representative stock price activity not expected to recur. The expected volatility used ranged from 96% to 116%.

Expected Dividend – The Black-Scholes valuation model calls for a single expected dividend yield as an input. The Company currently pays no dividends and does not expect to pay dividends in the foreseeable future.

Risk-Free Interest rate – The Company bases the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The risk-free rate used ranged from 0.62% to 1.31%.

Effective on June 20, 2013, the Company completed a private placement for an aggregate of 850,000 units at a price of $0.05 per unit for an aggregate of $42,500. Each unit consists of one common share and one common share purchase warrant. Each warrant entitles the holder to purchase one additional common share at a price of $0.075 per common share for a period of three years from the date of closing, provided that if the closing price of the common shares of the Company on the principal market on which the shares trade is equal to or exceeds $1.00 for 30 consecutive trading days, the warrant term shall automatically accelerate to the date which is 30 calendar days following the date that written notice has been given to the warrant holders. The warrants expire on June 20, 2016. The value of the common shares and the warrants totaled $27,448 and $15,052, respectively

The following table summarizes the Company’s warrants outstanding as of June 30, 2013:

	Shares Underlying Warrants Outstanding			Shares Underlying Warrants Exercisable
Range of Exercise Price	Shares Underlying Warrants Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Warrants Exercisable	Weighted Average Exercise Price

$0.105 at June 30, 2013	72,142,855	1.57	0.1050	72,142,855	0.1050
$0.075 at June 30, 2013	850,000	2.98	0.0750	850,000	0.0750
	72,992,855	1.59	0.1047	72,992,855	0.1047

The following is a summary of warrant activity for the period ended June 30, 2013:

	Number of Warrants	Weighted Average Exercise Price	Intrinsic Value

Balance, September 30, 2012	29,285,713	$0.1050	$–
Warrants granted November 23, 2012	42,857,142	0.1050	–
Warrants granted June 20, 2013	850,000	0.0750	–
Balance, June 30, 2013	72,992,855	$0.1047	$–

Outstanding Warrants, June 30, 2013	72,992,855	$0.1047	$–

There were 72,992,855 warrants outstanding as of June 30, 2013, (September 30, 2012 – 29,285,713), which have a historical fair market value of $1,793,336 (September 30, 2012 - $763,533).

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

On November 28, 2010, all of the stock options previously granted to five directors and three consultants  , expired unexercised. In total 2,727,500 options granted to directors and former directors and their controlled companies expired.

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

On March 23, 2011, the Company granted six of its directors options to purchase 450,000 shares each of common stock at an exercise price of $0.14 per Common Share, 150,000 vesting immediately and the remaining vesting one-third on March 23, 2012, and one-third on March 23, 2013, with a five-year life.

On October 25, 2011, 375,000 stock options previously granted on October 25, 2006 to a director expired unexercised.

On September 20, 2012, 240,000 and 36,000 stock options previously granted on September 20, 2007 to R.N. Dell Energy Ltd. and an employee of the Company, respectively, expired unexercised.

On June 20, 2013, the Company granted six of its directors options to purchase 450,000 shares each of common stock at an exercise price of $0.05 per Common Share, 150,000 vesting immediately and the remaining vesting one-third on June 20, 2014, and one-third on June 20, 2015, with a five-year life.

On June 20, 2013, the Company granted two consultants an option to purchase each 1,000,000 shares each of common stock at an exercise price of $0.05 per Common Share, 500,000 vesting immediately and remaining vesting on June 20, 2014.

On June 20, 2013, the Company granted one employee an option to purchase 150,000 shares each of common stock at an exercise price of $0.05 per Common Share, 50,000 vesting immediately and the remaining vesting one-third on June 20, 2014, and one-third on June 20, 2015, with a five-year life.

For the period ended June 30, 2013, the Company recorded share based compensation expense related to stock options in the amount of $102,036 (September 30, 2012 – $108,664) on the 4,850,000 stock options issued June 20, 2013. No options were exercised during the period ended June 30, 2013, therefore, the intrinsic value of the options exercised during the period ended June 30, 2013 is $nil. As of June 30, 2013, there was remaining unrecognized compensation cost of $106,916 related to the non-vested portion of these unit option awards. Compensation expense is based upon straight-line depreciation of the grant-date fair value over the vesting period of the underlying unit option.

	Shares Underlying Options Outstanding			Shares Underlying Options Exercisable
Range of Exercise Prices	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price

$0.14 at March 31, 2013	2,700,000	2.73	$0.14	2,700,000	$0.14
$0.05 at June 30, 2013	4,850,000	4.98	0.05	1,950,000	0.05
	7,550,000	4.17	$0.08	4,650,000	$0.10

The aggregate intrinsic value of exercisable options as of June 30, 2013, was $nil (September 30, 2012 - $nil).

The following is a summary of stock option activity as at June 30, 2013:

	Number of Underlying Shares	Weighted Average Exercise Price	Weighted Average Fair Market Value

Balance, September 30, 2012	2,700,000	$0.14	$0.12

Balance, June 30, 2013	7,550,000	$0.08	$0.07

Exercisable, June 30, 2013	4,650,000	$0.10	$0.09

A summary of the options granted at June 30, 2013 and September 30, 2012 and changes during the periods then ended is presented below:

	June 30, 2013		September 30, 2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding balance at beginning of period	2,700,000	$0.14	1,800,000	$0.14
Granted at June 20, 2013	4,850,000	0.05	–	–
Vested at June 20,2013	1,950,000	0.05	–	–
Exercised	–		–	–
Expired or canceled	–		–	–

Outstanding at end of period	7,550,000	$0.08	1,800,000	$0.14

Exercisable	4,650,000	$0.10	1,800,000	$0.14

There were 2,900,000 unvested stock options outstanding as of June 30, 2013 (September 30, 2012 – 900,000).

Measurement Uncertainty

The Company used the Black-Scholes option pricing model (“Black-Scholes”) to value the options and warrants. This model was developed for use in estimating the fair value of traded “European” options which are liquid and that have no vesting restrictions and are fully transferable. Stock options and the warrants attached to the units issued by the Company are non-transferable and vest over time, and are “American” options. Option pricing models require the input of subjective assumptions including expected share price volatility. The fair value estimate can vary materially as a result of changes in the assumptions. The following assumptions are used in the Black-Scholes option-pricing model:

Expected Term – Expected term of 5 years represents the period that the Company’s stock-based awards are expected to be outstanding.

Expected Volatility – Expected volatilities are based on historical volatility of the Company’s stock, adjusted where determined by management for unusual and non-representative stock price activity not expected to recur. The expected volatility used ranged from 96% to 116%.

Expected Dividend – The Black-Scholes valuation model calls for a single expected dividend yield as an input. The Company currently pays no dividends and does not expect to pay dividends in the foreseeable future.

Risk-Free Interest rate – The Company bases the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The risk-free rate used ranged from 0.62% to 1.31%.

13.          Changes in Non-Cash Working Capital

	Nine Months Ended	Nine Months Ended
	June 30, 2013	June 30, 2012

Accounts receivable	$144,315	$6,116
Prepaid expenses	473	(4,408)
Accounts payable	(164,551)	178,586

	$(19,763)	$180,294

14.           Commitments

Compensation to Directors

Since the acquisition of Northern Alberta Oil Ltd., the Company and Northern have entered into the following contracts with the following companies for the services of their officers:

1.)
Portwest Investments Ltd. (“Portwest”), a company owned 100% by Dr. Horst A. Schmid (the “Consultant”), for providing services to the Company as Chief Executive Officer and President for Cdn $12,500 per month. On July 1, 2005, the Company entered into a consulting agreement (the “Prior Agreement”) with Portwest, as filed with the Company’s annual report on Form 10-KSB filed on February 23, 2007, and incorporated by reference herein. As of June 20, 2013, the Company owed Portwest Cdn $352,958 for services Portwest provided to the Company from 2010 thru June 20, 2013. On July 10, 2013, the Company and Portwest agreed to amend (the “Amending Agreement”) the Prior Agreement whereby the following was settled and amended:

i.	Effective date of the Amending Agreement will be June 20, 2013;

ii.	Term of Agreement will be until December 31, 2014;

iii.	The Consultant shall continue to provide services as Chief Executive Officer and President of the Company until the termination of the Agreement;

iv.
The fees payable to the Consultant in the Prior Agreement will be terminated and the Company will grant the Consultant 5-year options on 1,000,000 of its common shares exercisable at $0.05 per share. One half of these shares are vested immediately and the remaining one half will be vested on June 20, 2014;

v.	As consideration for the execution of the Amending Agreement and the Termination of parts of the Prior Agreement, the Consultant will receive:

a.	$70,000 CDN, and

b.
850,000 units of the Company’s shares and warrants at a price of $0.05 per unit. Each unit shall be comprised of one restricted Company common share and one 3 year full warrant entitling Portwest to be able to purchase another share for $0.075. The warrants expire on June 20, 2016.

As of June 30, 2013, the Company had settled Cdn $302,958 accrued payables in the amount of Cdn $352,958 owing to Portwest Investments Ltd., up to June 20, 2013 for the services of Dr. Schmid as Chief Executive Officer and President of the Company. Remaining balance for accrued amount of Cdn $50,000 had been paid in the earlier of July, 2013.

2.)
Concorde Consulting, a company owned 100% by Mr. Curtis J. Sparrow, for providing services as Chief Financial Officer to the Company for Cdn $15,000 per month. As of September 30, 2012 and June 30, 2013 the Company owes Concorde Consulting Cdn $138,725 and Cdn $168,403, respectively.

Rental Agreement

On November 20, 2007 and December 1, 2008, the Company entered into two office lease agreements commencing December 1, 2007 and January 1, 2009 and expiring on November 30, 2012 and December 31, 2013, respectively. One of the Company’s office lease agreements has since expired and will not be renewed. The annual payments due are as follows:

2013 Q4 (July - September)	$10,625
2014 Q1 (October - December)	$10,625

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

This lawsuit has been stayed pending the outcome of the other litigation by the Plaintiff against some of the above defendants other than Deep Well and Northern. The Company believes the claims are without merit and will vigorously defend against them. As at June 30, 2013, no contingent liability has been recorded, as the Company believes that a successful outcome for the Plaintiff is remote.

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

Deep Well plans to vigorously defend itself against the Plaintiff's claims. As at June 30, 2013, no contingent liability has been recorded, as the Company believes that a successful outcome for the Plaintiff is remote.

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

17.          Subsequent Events

On July 30, 2013, the Company entered into a Steam Assisted Gravity Drainage demonstration project (“SAGD Demonstration Project”) Agreement with the Company’s joint venture partner Andora Energy Corporation to participate in a recently AER (as defined below) approved SAGD Demonstration Project on the Company’s 50% owned oil sands properties located in North Central Alberta, Canada (also known as the Sawn Lake heavy oil reservoir), whereby the Company will initially pay CDN $12,073,512 for its initial share of the costs of the SAGD Demonstration Project.

On July 31, 2013, the Company entered into farmout agreement (the “Farmout Agreement”) with MP West Canada SAS (“Farmee”), a wholly owned subsidiary of Maurel et Prom, to fund the Company’s share of a recently approved Alberta Energy Regulator (“AER”) SAGD Demonstration Project at the Company’s Sawn Lake heavy oil reservoir in North Central Alberta, Canada. In accordance with this Farmout Agreement the Farmee has agreed to provide up to $40,000,000 in funding for the Company’s portion of the costs for the SAGD Demonstration Project, in return for a net 25% working interest in 12 of the 68 sections where the Company has a working interest of 50%. On July 31, 2013, and as required by the Farmout Agreement, the Farmee deposited into trust with the Company's legal counsel, the amount of CDN $12,103,512.00 to pay for the Company’s initial share of the costs for the SAGD Demonstration Project. The Farmee will also provide funding to cover monthly operating expenses of the Company, of which the first such payment shall be in respect of the month of August 2013 and shall not exceed $30,000 per month. In addition, the Farmee has the option to elect to obtain a working interest of 40% to 45% working interest in the remaining 56 sections of land where the Company has working interests ranging from 80% to 90%, by committing $110,000,000 of financing to the Company’s Sawn Lake project.

In addition and as contemplated by the Farmout Agreement, on July 31, 2013, we closed a private placement (“Offering”) to one investor, MP West Canada SAS (the “Subscriber”), of an aggregate of 45,111,778 common shares for total gross proceeds of $22,000,000. The common shares will be issued to the Subscriber on or before November 30, 2013. The Company plans to issue the Common Shares to the Subscriber in September 2013. The Common Shares will be issued pursuant to Regulation S under the Securities Act of 1933, as amended.

The Board of Directors of the Company authorized and declared a special one-time distribution (the “Distribution”) of $0.07 per share to be paid to the Company’s shareholders as of the record date August 16, 2013. The Board of Directors of the Company has set the payment date of the Distribution to be paid on September 20, 2013.

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

Our consolidated financial statements are reported in United States dollars and are prepared based upon United States generally accepted accounting principles (“US GAAP”). References in this Form 10-Q to “$” are to United States dollars and references to “Cdn $” are to Canadian dollars. On July 31, 2013, the noon rate of exchange for Canadian dollars expressed in US $ was Cdn $1.00 = US $0.9721, as reported by the Bank of Canada.

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

Results of Operations

We are an exploration stage company and as such do not have commercial production on any of our properties and, accordingly, we currently do not generate cash from operations. Since the inception of our current business plan, our operations have consisted primarily of various exploration and start-up activities relating to our properties, which included acquiring lease holdings by acquisitions and public offerings, seeking investors, locating joint venture partners, acquiring and analyzing seismic data, engaging various firms to comply with leasehold conditions, environmental regulations, as well as providing project management, drilling, testing and analysis of wells to define our oil sands reservoir, development planning to use thermal recovery technology and to develop our long term business strategies. For the nine months ended June 30, 2013, and for the comparable period in the prior year, we generated no revenues from operations.

	Three Months	Three Months	Nine Months	Nine Months	September 10,
	Ended	Ended	Ended	Ended	2003 to
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013

Revenue	$–	$–	$–	$–	$–

Expenses
General and administrative	270,885	249,836	694,875	859,045	14,691,808
Depreciation and accretion	28,324	31,733	84,423	96,741	754,995

Net loss from operations	(299,209)	(281,569)	(779,298)	(955,786)	(15,446,803)

Other income and expenses
Rental and other income	3,352	8,124	271,279	32,433	346,349
Interest income	770	678	2,116	2,531	216,382
Interest expense	–	–	–	–	(208,580)
Forgiveness of loan payable	–	–	–	–	287,406
Settlement of debt	–	–	–	–	24,866
Loss on disposal of assets	–	–	–	(64)	(226)

Net loss and comprehensive loss	$(295,087)	$(272,767)	$(505,903)	$(920,886)	$(14,780,606)

For the three months ended June 30, 2013, our general and administrative expenses increased by $21,049 compared to the three months ended June 30, 2012, which was an 8% increase primarily due to an increase in share-based compensation charged to expense relating to vested stock options that were granted on June 20, 2013. On June 20, 2013, there were 2,700,000 stock options granted to six directors; 2,000,000 stock options granted to two consultants and 150,000 granted to one employee of which a total of 1,950,000 options vested immediately.

For the nine months ended June 30, 2013, our general and administrative expenses decreased by $164,170 compared to the nine months ended June 30, 2012, which was a 19% decrease primarily due to  (i) a decrease in general office expenses including a decrease in office rental fees and accounting fees charged by third parties; and (ii) a decrease in engineering fees charged to expense.

For the three months ended June 30, 2013, depreciation and accretion expense decreased by $3,409 compared to the three months ended June 30, 2012, which was primarily due to the depreciating value of our assets.

For the nine months ended June 30, 2013, depreciation and accretion expense decreased by $12,318 compared to the nine months ended June 30, 2012, which was primarily due to the depreciating value of our assets. Depreciation expense is computed using the declining balance method over the estimated useful life of the asset. In compliance with our accounting policy, only half of the depreciation is taken in the year of acquisition.

For the three months ended June 30, 2013, rental and other income decreased by $4,772 compared to the three months ended June 30, 2012, which was due to a decrease in less cash received in the quarter from road use fees and subleasing office space.

For the nine months ended June 30, 2013, rental and other income increased by $238,846 compared to the nine months ended June 30, 2012, which was due to the recovery of expenses arising from the reverse of receivables and bad debts previously written-off in the amount of $265,810 (Cdn $265,651) and subsequently collected from our joint venture partners for past amounts owing to us for field operations on our joint lands. These write-offs were in respect of money owed to us by two of our joint venture partners that had not paid us for drilling and other operational expenses we incurred on our joint properties.  We previously pursued remedies to collect these bad debts in 2012 and on October 18, 2012 we entered into a settlement agreement with one of our joint venture partners and received $123,909 (Cdn $123,526) that was previously written off. In addition and effective on December 3, 2012, we entered into a purchase and sale agreement with another joint venture partner, whereby we acquired an additional 10% working interest in exchange for cash, the discontinuance of claims and forgiveness of monies owed to us.

For the three months ended June 30, 2013, interest income increased by $92 compared to the three months ended June 30, 2012.

For the nine months ended June 30, 2013, interest income decreased by $415 compared to the nine months ended June 30, 2012, which was due to less interest income received from our cash investments held in the bank.

As a result of the above transactions, we recorded an increase of $22,320 in our net loss and comprehensive loss from operations for the three months ended June 30, 2013 in comparison to the prior three months ended June 30, 2012. As discussed above, this increase was primarily due to an increase in share-based compensation charged to expense relating to vested stock options that were granted to our directors, consultants and one employee on June 20, 2013.

As a result of the above transactions, we recorded a reduction of $414,983 in our net loss and comprehensive loss from operations for the nine months ended June 30, 2013 in comparison to the prior nine months ended June 30, 2012. As discussed above, this decrease was primarily due to the recovery of expenses arising from the reverse of receivables and bad debt previously written-off and subsequently collected, in our first quarter of 2013, from our joint venture partners for past amounts owing to us for drilling and operational expenses we incurred on our joint lands.

Operations

In our third fiscal quarter of 2013, we entered into a farmout agreement (the “Farmout Agreement”) with MP West Canada SAS (the “Farmee”), a wholly owned subsidiary of Maurel et Prom, to fund our share of the recently approved Alberta Energy Regulator (“AER”) Steam Assisted Gravity Drainage demonstration project (“SAGD Demonstration Project”) at our Sawn Lake heavy oil reservoir in the Peace River oil sands region of Northern Alberta. In accordance with this Farmout Agreement, MP West Canada SAS has agreed to provide up to $40,000,000 in funding for our portion of the costs for the SAGD Demonstration Project, in return for a net 25% working interest in 12 of the 68 sections where we have a working interest of 50%. On July 31, 2013, and as required by the Farmout Agreement, the Farmee deposited into trust with our Company's legal counsel, the amount of Cdn $12,103,512 to pay for our Company’s initial share of the costs for the SAGD Demonstration Project. The Farmee will also provide funding to cover monthly operating expenses of our Company, of which the first such payment shall be in respect of the month of August 2013 and shall not exceed $30,000 per month. In addition, MP West Canada SAS has the option to elect to obtain a working interest ranging from 40% to 45% in the remaining 56 sections of land where we have working interests ranging from 80% to 90%, by committing $110,000,000 of financing for the development of our Sawn Lake project. Maurel et Prom is France’s second largest oil and gas company and has proven experience as an oil operator with a presence in Africa and Latin America. In 10 years, Maurel et Prom has drilled more than 100 exploration wells and discovered major fields at minimum cost. Currently working in 10 countries on 4 continents, Maurel et Prom is focused on exploration and maximization of the value of its acreage. Maurel et Prom’s management is comprised exclusively of professionals with strong track records in the oil and gas industry. In addition to and as contemplated by the Farmout Agreement, we also completed a private placement financing with MP West Canada SAS, for aggregate gross proceeds of $22,000,000. We sold 45,111,778 common shares to MP West Canada SAS at a price of $0.488 per common share. The common shares will be issued to MP West Canada SAS on or before November 30, 2013. We plan to issue the common shares to MP West Canada SAS in September 2013. In addition, on July 30, 2013, our Company entered into SAGD Demonstration Project Agreement with our joint venture partner Andora Energy Corporation (“Andora”) to participate in a recently AER approved a SAGD Demonstration Project on our 50% (25% post Farmout Agreement) owned joint lands in Sawn Lake. As recently reported by Andora, activities are currently underway at the Sawn Lake SAGD Demonstration Project for drilling of the SAGD well pair on our 50% (25% post Farmout Agreement) owned joint lands in the third calendar quarter of 2013 and start-up of steam operations is expected in the fourth calendar quarter of 2013. Andora, our joint venture partner, who is operator for this project, anticipates production to start in the first calendar quarter of 2014.

For our first fiscal quarter of 2013, we completed a private placement financing with one investor for aggregate gross cash proceeds of $3,000,000. We also entered into a purchase and sale agreement with 1132559 Alberta Ltd. (“113”), one of our former joint venture partners, whereby we acquired 113’s 10% working interest in their Sawn Lake heavy oil reservoir in the Peace River area of Alberta. This acquisition increased our net acres in the Sawn Lake oil sands properties from 31,376 to 35,360 net acres (12,698 to 14,310 net hectares).

In 2012 we submitted an application to the AER to modify our previously approved in-situ pilot project for a well to test thermal production on our Sawn Lake leases in the Peace River Oil Sands area of Alberta. This modification was to change the vertical cyclical steam simulation (“CSS”) well earlier approved by the AER, into a thermal recovery project to test 2 wells that use a horizontal application of CSS (“HCSS”). This proposed thermal recovery project is to be located on the north half of section 10-92-13W5 which has good road access on hard packed gravel roads recently built by Penn West Petroleum Ltd. (“Penn West”). The thermal recovery location is approximately 1.4 kilometers away from the nearest Penn West all-weather road. We have continued to respond to the AER’s questions regarding our amended HCSS application.

Also in 2012, we received a reserves report as of December 31, 2011 from an independent third party reservoir engineering firm. This report estimated the heavy oil reserves from the working interests held by our subsidiaries in the Peace River Oil Sands area of Alberta. This report estimated and assigned probable and possible reserves on the north half square mile of land located on section 10-92-13W5 designated for our HCSS recovery project. This half square mile of land covers 316 gross acres (128 gross hectares) of land. This report has estimated that in that portion alone there are probable reserves of 7,806,000 barrels of heavy oil and probable plus possible reserves of 9,370,000 barrels attributable to our working interests before adjusting for any Provincial or potential royalties. These estimated probable plus possible reserves are classified as undeveloped at this time. These reserves were calculated before we entered into and closed the December 3, 2012 acquisition, whereby we acquired an additional 10% working interest in these evaluated properties. Proved reserves cannot be assigned until production begins.

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

Currently we have a 90% working interest in 51 contiguous sections on seven oil sands leases and an 80% working interest in 5 contiguous sections on one oil sands lease in the Peace River oil sands area of Alberta, where we are the operator. In addition, we have a 25% working interest, post Farmout Agreement, in another 12 contiguous sections on two oil sands leases in the Peace River oil sands area of Alberta, Canada. Theses oil sands leases cover 17,408 gross hectares (43,015 gross acres).

Liquidity and Capital Resources

As of June 30, 2013, our total assets were $16,887,725 compared to $14,235,452 as of September 30, 2012. The primary increase in our total assets was the result of an increase in oil gas properties and equipment arising from the December 3, 2012 acquisition of 113’s 10% working interest in our joint Sawn Lake properties. Our total liabilities as of June 30, 2013 were $985,911 compared to $906,674 as of September 30, 2012. The primary increase in our total liabilities was the result of (i) a loan for $260,000 our Company received as a note payable from one of our director’s; and (ii) rental fees owed for our Calgary office lease which we have accrued and not yet paid. Almost half of our total liabilities, $432,888 to be exact, is our estimated cost for future asset retirement obligations for future abandonment and reclamation of our wells, well pad sites and access roads to our well pad sites.

Our working capital (current liabilities subtracted from current assets) is as follows:

	Nine Months Ended	Year Ended
	June 30, 2013	September 30, 2012

Current Assets	$278,018	$446,674
Current Liabilities	293,023	480,974
Working Capital	$(15,005)	$(34,300)

As of June 30, 2013, our Company had negative working capital of $15,005 compared to a negative working capital of $34,300 as of September 30, 2012. Currently we have no long-term third party debt other than our estimated asset retirement obligations on oil and gas properties and a $260,000 loan payable to a director of our Company. Effective November 23, 2012, we completed a private placement financing with one investor for aggregate gross cash proceeds of $3,000,000 (including a deposit received prior to September 30, 2012 of $300,000).  On July 31, 2013, we completed the private placement with MP West Canada SAS for aggregate gross cash proceeds of $22,000,000. Also as disclosed above, on July 30, 2013 our Company entered into Farmout Agreement with MP West Canada SAS to fund our Company’s share of a recently approved AER SAGD Demonstration Project.

As reported on our Consolidated Statement of Cash Flows under “Operating Activities”, for the nine months ended June 30, 2013, our net cash used in operating activities was $368,543 compared to $559,651 for the nine months ended June 30, 2012. This decrease was primarily due to a reversal of money owed to us by one of our joint venture partners that was previously written-off as bad debt. As previously disclosed above, and effective on December 3, 2012, we entered into and subsequently closed a purchase and sale agreement with our former joint venture partner 113 and acquired their 10% working interest in most of the Sawn Lake oil sands properties where we already own working interests, for consideration of (i) $2,412,960 (Cdn $2,400,000); (ii) the discontinuance of statement of claims we made against 113; and (iii) forgiving the amounts owned to us from 113, in the amount of $240,560 (Cdn $239,268) and any defaults and penalties that our Company had imposed upon 113.

As reported on our Consolidated Statement of Cash Flows under “Investing Activities”, we had an increase of $2,599,021 on investment in our oil and gas properties for the nine months ended June 30, 2013 compared to the nine months ended June 30, 2012. This increase was a result of (i) the December 3, 2012 purchase and sale agreement disclosed herein, whereby we acquired an additional 10% working interest in our joint properties along with a 10% working interest increase in the equipment purchased for the wells drilled within those joint properties, in exchange for the cash among other items as previously disclosed above; and (ii) an increase in our Company’s security deposits held in trust with the AER for our asset retirement obligations for future abandonment and reclamation of our Company’s wellsites.

As reported on our Consolidated Statement of Cash Flows under “Financing Activities”, for the nine months ended June 30, 2013, we recorded to equity an increase of $2,960,000 from the comparable period ending June 30, 2012. This increase for the nine months ended was a result of (i) effective November 23, 2012, our Company completed a private placement to one investor of an aggregate of 42,857,142 units at a price of $0.07 per unit, for total gross proceeds of $3,000,000 (including a deposit received prior to September 30, 2012 of $300,000). Each unit is comprised of one common share and one common share purchase warrant. Each warrant entitles the holder to purchase one common share at a price of $0.105 until November 9, 2013; and (ii) a loan for $260,000 our Company received from one of our directors.

Our cash and cash equivalents as of June 30, 2013 was $220,323 compared to $107,811 for the prior quarter ended June 30, 2012. Currently we have no long-term debt other than a loan payable of $260,000 owed to one director of our Company. On August 9, 2013, our Board of Directors announced the issuance of a $0.07 per share distribution to our shareholders as of the record date August 16, 2013. Taking into account the loan payable to a related party and the issuance of a distribution of $0.07 per share to our shareholders, we estimate that our Company will have sufficient working capital to sustain our Company’s operations for the next few years.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Cautionary Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q, including all referenced exhibits, contains “forward-looking statements” within the meaning of the United States federal securities laws. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words "may," "believe," “intend,” "will," "anticipate," "expect," "estimate," "project," "future," “plan,” “strategy,” or “continue,” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters, often identify forward-looking statements. For these statements, Deep Well claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this quarterly report on Form 10-Q include, among others, statements with respect to:

●	our current business strategy;
●	our future financial position and projected costs;
●	our projected sources and uses of cash;
●	our plan for future development and operations, including the building of all-weather roads;
●	our drilling and testing plans;
●	our proposed enhanced oil recovery test well project;
●	the sufficiency of our capital in order to execute our business plan;
●	resource estimates;
●	the timing and sources of our future funding.
●	the intent to issue a distribution to our shareholders.

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

ITEM 4.          CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of our fiscal quarter ended June 30, 2013, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that as of the end of that quarter, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes In Internal Control Over Financial Reporting

During the fiscal quarter ended June 30, 2013 there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

There have been no new material developments in our litigation proceedings from those disclosed in our annual report on Form 10-K for the fiscal year ended September 30, 2012, filed with the Securities and Exchange Commission on January 15, 2013.

ITEM 1A.       RISK FACTORS

Although we are a smaller reporting company, as defined by Rule 12b-2 under the Exchange Act, and therefore not required to provide the information required under this item, there have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K for the fiscal year ended September 30, 2012, filed with the SEC on January 15, 2013, other than the following:

Our reserves data and any future net revenue are only estimates and are uncertain. There are numerous uncertainties inherent in estimating quantities of crude oil, oil sands and natural gas reserves and their estimated values, including many factors beyond our Company’s control. The reserves data disclosed in this report represent estimates only and may prove to be inaccurate because of these uncertainties. In general, estimates of economically recoverable crude oil, oil sands and natural gas reserves and the future net cash flows there from are based upon a number of variable factors and assumptions, such as product prices, future operating and capital costs, availability of future capital, historical production from the properties and the assumed effects of regulation by governmental agencies, including with respect to royalty payments, all of which may vary considerably from actual results. All such estimates are to some degree uncertain, and classifications of reserves are only attempts to define the degree of uncertainty involved.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.          OTHER INFORMATION

Information to be Reported on Form 8-K

Deep Well reported all information that was required to be disclosed on Form 8-K during the period covered by this quarterly report on Form 10-Q.

ITEM 6.        EXHIBITS

Exhibit No.	Description

4.1	Form of Subscription Agreement for private placement dated July 31, 2013 (incorporated by reference to exhibit 4.1 to our Form 8-K filed on August 5, 2013).
23.1	Consent of DeGolyer and MacNaughton Canada Limited, independent petroleum engineers, (incorporated by reference to exhibit 23.1 on our Form 10-Q filed on May 15, 2012).
31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101	Interactive Data Files

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEEP WELL OIL & GAS, INC.

By	/s/ Horst A. Schmid
Dr. Horst A. Schmid
Chief Executive Officer and President
(Principal Executive Officer)

Date	August 13, 2013

By	/s/ Curtis James Sparrow
Mr. Curtis James Sparrow
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date	August 13, 2013