Form 10-K
period 2013-09-30
DEEP WELL OIL & GAS INC
filed 2014-01-14
CIK 869495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

Commission File Number: 0-24012

DEEP WELL OIL & GAS, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0501168
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 700, 10150 – 100 Street, Edmonton, Alberta, Canada	T5J 0P6
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (780) 409-8144

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐           No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐           No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☑No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common equity was sold on or about March 31, 2013 was approximately $4.5 million.

As of December 31, 2013, the Issuer had outstanding approximately 229,326,287 shares of common stock, $0.001 par value per share.

GLOSSARY AND ABBREVIATIONS

The following are defined terms and abbreviations used herein:

API Gravity – a specific gravity scale developed by the American Petroleum Institute for measuring the density or specific gravity (heaviness) of petroleum liquids, expressed in degrees. The higher the number, the lighter the oil.

Alberta Energy Regulator (“AER” formerly ERCB) – The AER is responsible for the development of Alberta’s oil (including oil sands) and gas resources. The AER succeeded the ERCB and will take on regulatory functions from the Ministry of Environment and Sustainable Resource Development that relate to public lands, water, and the environment. The AER will provide full-lifecycle regulatory oversight of energy resource development in Alberta from application and construction to abandonment and reclamation, and everything in between.

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

Year ending September 30	2013	2012	2011	2010

Rate at end of year	$0.9723	$1.0166	$0.9626	$0.9711
Average rate for the year	$0.9847	$0.9927	$1.0140	$0.9609

Unless the context indicates another meaning, the terms “Company,” “Deep Well,” “we,” “us” and “our” refer to Deep Well Oil & Gas, Inc. and its subsidiaries through which it conducts business. For definitions of some terms used throughout this report, see “Glossary and Abbreviations”.

PART I

ITEM 1.           BUSINESS

We are an emerging independent junior oil and gas exploration and development company headquartered in Edmonton, Alberta, Canada. Our immediate corporate focus is to develop the existing oil sands land base that we presently own in the Peace River oil sands area in North Central Alberta. Our principal office is located at Suite 700, 10150 – 100 Street NW, Edmonton, Alberta T5J 0P6, our telephone number is (780) 409-8144 and our fax number is (780) 409-8146. Deep Well Oil & Gas, Inc. is a Nevada corporation and our common stock trades on the OTCQB marketplace under the symbol DWOG. We maintain a web site at www.deepwelloil.com. The contents of our website are not part of this annual report on Form 10-K.

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

On February 25, 2005, Deep Well and Northern entered into a farmout agreement (hereinafter referred to as the “Farmout Agreement dated February 25, 2005”) with Surge Global Energy, Inc. (hereinafter referred to as “Surge US”) and Signet Energy Inc. (formerly known as Surge Global Energy Canada Ltd., and hereinafter referred to as “Signet” or our “Former Farmout Partner”) (collectively, “Surge”). Signet subsequently merged with 1350826 Alberta Ltd. a wholly owned subsidiary of Andora Energy Corporation, and subsequently 1350826 Alberta Ltd. amalgamated with Andora Energy Corporation (hereinafter referred to as “Andora”, a company 71.8% owned by Pan Orient as of November 26, 2012). This agreement allowed Surge to earn up to a 40% working interest in the farmout lands (50% of our share). And on November 26, 2007, pursuant to the Minutes of Settlement between us, Andora and Signet, Signet acquired 40% of Northern’s working interest in 12 sections on two oil sands leases. As part of the transfer to Signet of the 40% working interest, two of the original oil sands leases were split into four oil sands leases.

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

Effective December 3, 2012, we entered into and closed upon a Purchase and Sale agreement with our former joint venture partner, 1132559 Alberta Ltd. (hereinafter referred to as “113”), pursuant to which we acquired 113’s 10% working interest in most of the Sawn Lake oil sands properties where we already owned working interests. As of December 3, 2012, after this acquisition, our Company increased our net acres in the Sawn Lake oil sands properties from 31,376 to 35,361 net acres (12,698 to 14,310 net hectares).

On July 30, 2013, we entered into a Steam Assisted Gravity Drainage Demonstration Project Joint Operating Agreement (hereinafter referred to as the “SAGD Project”) to jointly participate in a recently AER approved SAGD Project on our 25% (after the Farmout Agreement dated July 31, 2013 as disclosed below) owned oil sands properties located in North Central Alberta, Canada (also known as the Sawn Lake heavy oil reservoir). On August 15, 2013, and in accordance with the SAGD Project agreement and the amendments, we served notice (hereinafter referred to as the “Notice of Election”) to Andora of our election to participate in the SAGD Project. Upon signing the Notice of Election we were required to pay in full the cash calls for our initial share of the costs of the SAGD Project and we have since paid all the cash calls in full as per the Farmout Agreement dated July 31, 2013.

On July 31, 2013, we entered into farmout agreement (hereinafter referred to as the “Farmout Agreement dated July 31, 2013”) with an additional joint venture partner (hereinafter referred to as the “Farmee”) to fund our share of the recently AER approved SAGD Project at our Sawn Lake heavy oil reservoir in North Central Alberta, Canada. In accordance with the agreement the Farmee has agreed to provide up to $40,000,000 in funding for our portion of the costs for the SAGD Project, in return for a net 25% working interest in 12 sections where we have a working interest of 50% (before the Farmout Agreement dated July 31, 2013). As required by the agreement, the Farmee has since paid in full the cash calls in the amount of $11,014,946 Cdn to the operator of the SAGD Project for the Farmee’s share and our share of the initial costs of the SAGD Project. The Farmee will also provide funding to cover monthly operating expenses of our Company, of which the first such payment shall be in respect of the month of August 2013 and  not to exceed $30,000 per month. In addition, by December 31, 2014, the Farmee has the option to elect to obtain an additional working interest of 40% to 45% in the remaining 56 sections of land where we have working interests ranging from 80% to 90%, by committing $110,000,000 of financing to our Company’s Sawn Lake oil sands project.

On October 9, 2013, and in connection to the SAGD Project Agreement dated July 30, 2013, we entered into a Water Rights Conveyance Agreement whereby we acquired a 25% working interest in one water source well and one water disposal well for a cost of $425,000 Cdn, which in turn was reimbursed to our Company by the Farmee. In conjunction with this acquisition our Company was issued a cash call from the operator in the amount of $1,058,568 Cdn for the expenditures relating to the water source well, water disposal well and pipelines to connect them to the SAGD Project surface facility. The Farmee has since paid us this cash call in the amount of $1,058,568 Cdn pursuant to the Farmout Agreement dated July 31, 2013 and we have in turn paid the joint venture operator.

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

Sawn Lake Project – Peace River Oil Sands, Alberta, Canada

Currently, we have a 90% working interest in 51 sections on six oil sands leases where we are the operator, an 80% working interest in 5 sections on one oil sands lease where we are the operator, and a 25% working interest (after the Farmout Agreement dated July 31, 2013) in an additional 12 sections on two oil sands leases in the Peace River oil sands area of Alberta, Canada. These nine oil sands leases are all contiguous and cover 43,015 gross acres (17,408 gross hectares) with our Company having 33,463 net acres after the Farmout Agreement dated July 31, 2013 (13,542 net hectares). The focus of our Company’s operations is to exploit the heavy oil reservoir to establish proven reserves and to determine the best technology under which oil can be produced from our Sawn Lake project in order to initiate production and generate positive cash flow.

Our Company’s participation in the joint venture SAGD Project, as described above, is well underway and the operator has successfully completed the drilling of the first SAGD well pair for the joint venture project. As reported by the operator, final site preparation and construction of the steam generation facility is underway and equipment for the facility is ready for installation. Steam injection is scheduled to commence near the end of January 2014, with production anticipated in the first half of 2014.

Previously, we successfully completed a drilling program and drilled six vertical wells. In addition, we have a working interest in three horizontal wells, which were previously drilled under the Farmout Agreement dated February 25, 2005, and an interest in an additional two wells that we acquired from an unrelated third party. Since then we have been evaluating the options for production available to us to determine the preferable course of action. Drilling on 80% and now 90% owned lands have opened new avenues for testing and further development of our Sawn Lake project. In the fourth quarter of 2013, we received approval from the AER for our horizontal cyclic steam stimulation (hereinafter referred to as the “HCSS Project”) thermal recovery project application. It is anticipated that we will develop a thermal demonstration project on our properties followed by a commercial expansion project on one half section of land located on section 10-92-13W5 of our Sawn Lake oil sands properties.

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

Market pricing for bitumen is seasonal, with lower prices in and around the calendar year-end being the norm due to lower demand for asphalt and other bitumen-derived products. By necessity, bitumen is regularly blended with diluent in order to facilitate its transportation through pipelines to North American markets. As such, the effective field price for bitumen is also directly impacted by the input cost of the diluent required, the demand and price of which is also seasonal in nature (higher in winter as colder temperatures necessitate more diluent for transportation). Consequently, bitumen pricing is usually weakest in and around December and not reflective of the annual average realized price or the economics of the “business” overall. We have been advised that, to price bitumen, marketers apply formulas that take as a reference point the prices published for crude oil of particular qualities such as “Western Canadian Select”, “Brent Crude Oil”, “Crude Bitumen 9 API Plant Gate”, “Edmonton light”, “Lloydminster blend”, or the more internationally known “West Texas Intermediate” (hereinafter referred to as “WTI”).

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

On February 28, 2005, Deep Well and Northern and our Former Farmout Partner agreed that our Company would be responsible for the portion of the claimed 6.5% royalty payable by our Former Farmout Partner, if any, on lands earned under the Farmout Agreement dated February 25, 2005. This liability could arise by virtue of a Royalty Agreement between Northern and Nearshore dated December 12, 2003. This potential obligation of our Company was further modified on November 26, 2007, when it was agreed between our Company and our Former Farmout Partner that our Company would not be liable or obligated to pay any of this claimed portion of the royalty due, if any, on the 3% portion of the royalty acquired by our Former Farmout Partner.

Government Approval and Crown Royalties

Exploration and Production. Our operations are subject to Canadian federal and provincial governmental regulations. Such regulations include: requiring approval and licenses for the drilling of wells, regulating the location of wells and the method and ability to produce wells, surface usage and the restoration of land upon which wells have been drilled, the plugging and abandoning of wells and the transportation of production from our wells. Our operations are also subject to various conservation regulations, including the regulation of in-situ recovery processes, the size of spacing units, the number of wells which may be drilled in a unit, the unitization or pooling of oil and gas properties, the rate of production allowable from oil and gas wells, and the ability to produce oil and gas.

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

Research and Development

We had no material scientific research and development costs for the fiscal years ended September 30, 2013, 2012 and 2011.

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

We Are An Exploration Stage Company Implementing A New Business Plan. We are an exploration stage Company with only a limited operating history upon which to base an evaluation of our current business and future prospects, and we have just begun to implement our business plan. Since our inception, we have suffered recurring losses from operations and have been dependent on new investment to sustain our operations. During the years ended September 30, 2013 and 2012 we reported net losses of $2,463,403 and $1,095,050 respectively.

The Successful Implementation Of Our Business Plan Is Subject To Risks Inherent In The Heavy Oil Business. Our heavy oil operations are subject to the economic risks typically associated with exploration, development and production activities, including the necessity of significant expenditures to locate and acquire properties and to drill exploratory wells. In addition, the cost and timing of drilling, completing, operating and acquiring regulatory approval for thermal recovery operations on our wells is often uncertain. In conducting exploration and development activities, the presence of unanticipated pressure or irregularities in formations, miscalculations or accidents may cause our exploration, development and production activities to be unsuccessful. This could result in a total loss of our investment in a particular property. If exploration efforts are unsuccessful in establishing proven reserves and exploration activities cease, the amounts accumulated as unproven costs will be charged against earnings as impairments. Our exploitation and development of oil and gas reserves depends upon access to the areas where our operations are to be conducted. We conduct a portion of our operations in regions where we are only able to do so on a seasonal basis. Unless the surface is sufficiently frozen, we are unable to access our properties, drill or otherwise conduct our operations as planned. In addition, if the surface thaws earlier than expected, we must cease our operations for the season earlier than planned. Our operations are affected by road bans imposed from time to time during the break-up and thaw period in the spring. Road bans are also imposed due to spring-break up, heavy rain, mud, rock slides and periods of high water, which can restrict access to our well sites and potential production facility sites. Our inability to access our properties or to conduct our operations as planned will result in a shutdown or slowdown of our operations, which will adversely affect our business.

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

Our Interests Are Held In The Form Of Leases That We May Be Unable To Retain. Our Sawn Lake property is held under leases and working interests in leases. These leases we are a party to are for a fixed term of 15 years, but contain a provision that allows us to extend the term of the lease so long as we meet the minimum level of evaluation as set out by the Government of Alberta tenure guidelines. If we or the holder of a lease fails to meet the specific requirements of the lease regarding delay or non-payment of rental payments or we or the holder of the lease fail to meet the minimum level of evaluation, some or all of our leases may terminate or expire. There can be no assurance that any of the obligations required to maintain each lease will be met. The termination or expiration of our leases or the working interests relating to leases may reduce our opportunity to exploit a given prospect for oil production and thus have a material adverse effect on our business, results of operations and financial condition.

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

We Do Not Control All Of Our Operations. We do not operate all of our properties and we therefore have limited influence over the testing, drilling and production operations of those properties. Currently, we have a 90% working interest in 51 sections on six oil sands leases, an 80% working interest in 5 sections on one oil sands lease, where we are the operator of the 80% and 90% leases. We also have a 25% working interest (after the Farmout Agreement dated July 31, 2013) in an additional 12 sections on two oil sands leases where one of our joint venture partners is the operator. These nine oil sands leases, which are all contiguous, cover 43,015 gross acres (17,408 gross hectares) where we currently have 33,463 net acres (13,542 net hectares). All nine oil sands leases are located in the Peace River oil sands area of Alberta, Canada. Our lack of operational control of the 12 sections, currently not operated by us, could result in the following:

•	The Operator might initiate exploration or development on a faster or slower pace than we prefer;

•
The Operator might propose to drill more wells or build more facilities on a project than we have funds for or that we deem appropriate, which could mean that we are unable or decline to participate in the project or share in the revenues generated by the project;

•
If the Operator refuses to initiate a project on these 12 sections, we might be unable to pursue a project on those sections unless we directly pay the entire cost thereof. In such a scenario, the Joint Operating Agreements governing the relationship of the joint interest owners in Sawn Lake allow a party to recoup the costs which are paid on behalf of other non-participating joint owners in addition to penalties because of their non-participation.

Any of these events could materially reduce the value of those properties affected.

We Are Party To a Lawsuit And Will Be Adversely Affected If We Are Found To Be Liable In Connection With Any Legal Proceedings. We are party to a lawsuit described in this annual report on Form 10-K under the heading “Legal Proceedings”. We intend to vigorously defend ourselves against the claims made in the lawsuit, and while we believe that the likelihood of an adverse outcome is remote we cannot predict the outcome of these proceedings, the commencement or outcome of any future proceedings against us, or whether any such proceeding would lead to monetary damages that would have a material adverse effect on our financial position.

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

The AER governs our operations in Alberta, Canada and they have implemented a new directive (Directive 056) that the Alberta Government issued its First Nations Consultation Policy on Land Management and Resource Development on May 16, 2005. The AER expects that all industry applicants must adhere to this policy and the consultation guidelines. These requirements and expectations apply to the licensing of all new energy developments and all modifications to existing energy developments, as covered in Directive 056. In the policy, the Alberta Government has developed consultation guidelines to address specific questions about how consultation for land management and resource development should occur in relation to specific activities. Prior to filing an application, the applicant must address all questions, objections, and concerns regarding the proposed development project and attempt to resolve them. This includes concerns and objections raised by members of the public, industry, government representatives, First Nations, Métis, and other interested parties. This process can cause significant delays in obtaining a drilling permit for exploration and/or a production well license for both oil and gas.

Our Operations Are Subject To A Wide Range of Environmental Legislation and Regulation From All Levels Of Government Of Which We Have No Control. Environmental legislation imposes, among other things, restrictions, liabilities and obligations in connection with the generation, handling, storage, transportation, treatment and disposal of hazardous substances and waste and in connection with spills, releases and emissions of various substances into the environment. As well, environmental regulations are imposed on the qualities and compositions of the products sold and imported. Environmental legislation also requires that wells, facility sites and other properties associated with our operations be operated, maintained, abandoned and reclaimed to the satisfaction of applicable regulatory authorities. In addition, certain types of operations, including exploration and development projects and significant changes to certain existing projects, may require the submission and approval of environmental impact assessments. Compliance with environmental legislation can require significant expenditures, and failure to comply with environmental legislation may result in the imposition of fines and penalties and liability for cleanup costs and damages. We cannot assure that the costs of complying with environmental legislation in the future will not have a material adverse effect on our financial condition or results of operations. We anticipate that changes in environmental legislation may require, among other things, reductions in emissions to the air from its operations and result in increased capital expenditures. Future changes in environmental legislation could occur and result in stricter standards and enforcement, larger fines and liability, and increased capital expenditures and operating costs, which could have a material adverse effect on our results of operations and financial condition.

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

We Could Be Subject To SEC Penalties If We Do Not File All Of Our SEC Reports. Although we are presently up to date in our filings, in the past we have not timely filed all of our annual and quarterly reports required to be filed by us with the U.S. Securities and Exchange Commission (“SEC”), in a timely manner. It is possible that the SEC could take enforcement action against us, including potentially the de-registration of our securities, if we fail to file our annual and quarterly reports in a timely manner as required by the SEC. If the SEC were to take any such actions, it could adversely affect the liquidity of trading in our common stock and the amount of information about our Company that is publicly available.

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

ITEM 1B.        UNRESOLVED STAFF COMMENTS

None.

ITEM 2.           PROPERTIES

Office Leases

We lease and maintain office space in Edmonton, Alberta for corporate and administrative operations; this lease expired on December 31, 2013. We are currently negotiating the terms of entering into a new lease for our Edmonton office space. We previously leased and maintained an office space in Calgary, Alberta; this lease expired on November 30, 2012 and was not renewed.

Oil and Gas Properties

Acreage

Currently, we have a 90% working interest in 51 sections on six oil sands leases, an 80% working interest in 5 sections on one oil sands lease, and a 25% working interest (after the Farmout Agreement dated July 31, 2013) in an additional 12 sections on two oil sands leases in the Peace River oil sands area of Alberta, all of these sections are contiguous. These nine oil sands leases cover 43,015 gross acres (17,408 gross hectares). Of the 68 contiguous sections on nine oil sands leases, one of our joint venture partners is the operator of 12 sections on two oil sands leases where we have a 25% working interest (after the Farmout Agreement dated July 31, 2013), and we are the operator on 56 sections on seven oil sands leases where we have working interests of either 80% or 90%. For further information, see Oil and Gas Properties on our Balance Sheet and Note 3 and 4 of the notes to the consolidated financial statements included in this annual report on Form 10-K.

The following table summarizes our gross and net developed and undeveloped oil and natural gas rights under lease as of December 31, 2013.

OIL SANDS RIGHTS as of December 31, 2013
	Gross Hectares	Net Hectares	Gross Acres	Net Acres
Oil Sands Developed Acreage
Sawn Lake – Peace River oil sands area, Alberta, Canada	None	None	None	None
Total	None	None	None	None

Oil Sands Undeveloped Acreage
Sawn Lake – Peace River oil sands area, Alberta, Canada
51 sections (1)	13,056	11,750	32,261	29,035
5 sections (2)	1,280	1,024	3,163	2,530
12 sections (3)	3,072	768	7,591	1,898
Total	17,408	13,542	43,015	33,463

TOTAL HECTARES/ACRES	17,408	13,542	43,015	33,463
(1) 90% working interest.
(2) 80% working interest.
(3) 25% working interest after the Farmout Agreement dated July 31, 2013.

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

The Government of Alberta owns the land and we have acquired the rights to perform oil and gas activities on these lands. If we meet the conditions of the 15-year leases we will be permitted to drill on and produce oil from the land into perpetuity. These conditions give us until the expiration of the leases to meet the following requirements on our primary oil sands leases:

a) drill 68 wells throughout the 68 sections; or

b) drill 44 wells within the 68 sections and having acquired and processed 2 miles of seismic on each other undrilled section.

We plan to meet the second of these conditions. As at December 31, 2013, we have an interest in ten wells, which can be counted toward these requirements.

We have also identified two other wells drilled on these leases, which may be included in the satisfaction of the MLE requirements. We have also acquired and processed 25 miles of seismic on the leases, which can be counted toward the MLE requirements.

Reserves, Production and Delivery Commitments

We did not engage in any sustained production activities during the years ending September 30, 2013, 2012 and 2011 nor did we have any proven reserves at the end of such periods. We do not have any obligations under existing delivery commitment contracts or agreements calling for the provision of fixed and determinable quantities of oil and gas over the next three years, and have therefore not filed any information or reports with any federal authority or agency containing estimates of total proven developed or undeveloped net oil or gas reserves.

Drilling Activity

We had no drilling activity during the years ended September 30, 2012, 2011 and 2010. See Present Activities below.

Present Activities

Effective December 3, 2012, we entered into and closed upon a Purchase and Sale agreement with 113, one of our former joint venture partners, pursuant to which we acquired 113’s 10% working interest in most of the Sawn Lake oil sands properties where we already own working interests in the Peace River oil sands area of Alberta.

On July 30, 2013, we entered into a joint SAGD Project agreement with a joint venture partner to participate in a recently AER approved SAGD Project on our 25% (post Farmout Agreement dated July 31, 2013) owned oil sands properties located in North Central Alberta, Canada (also known as the Sawn Lake heavy oil reservoir). On August 15, 2013, and in accordance with the SAGD Project Agreement and the Amendment, we served notice (“Notice of Election”) to our joint venture partner of our election to participate in the SAGD Project. Upon signing the Notice of Election we were required to pay in full the cash calls for our initial share of the costs of the SAGD Project and we have since paid all the cash calls in full as per the Farmout Agreement dated July 31, 2013.

On July 31, 2013, we entered into Farmout Agreement dated July 31, 2013” with a new joint venture partner (the “Farmee”)  to fund our share of the recently AER approved SAGD Project at our Sawn Lake heavy oil reservoir in North Central Alberta, Canada. In accordance with the agreement the Farmee has agreed to provide up to $40,000,000 in funding for our portion of the costs for the SAGD Project, in return for a net 25% working interest in 12 sections where we have a working interest of 50% (before the Farmout Agreement dated July 31, 2013). As required by the agreement, the Farmee has since paid in full the cash calls in the amount of $11,014,946 Cdn to the operator of the SAGD Project for the Farmee’s share and our share of the initial costs of the SAGD Project. The Farmee will also provide funding to cover monthly operating expenses of our Company, of which the first such payment shall be in respect of the month of August 2013 and not to exceed $30,000 per month. In addition, by December 31, 2014, the Farmee has the option to elect to obtain an additional working interest of 40% to 45% in the remaining 56 sections of land where we have working interests ranging from 80% to 90%, by committing $110,000,000 of financing to our Company’s Sawn Lake oil sands project.

In August of 2013, we received approval from the AER for our HCSS Project application. It is anticipated that we will develop a thermal demonstration project on our properties followed by a commercial expansion project on one half section of land located on section 10-92-13W5 of the joint Sawn Lake properties. This application, submitted in early 2012, was an application to modify our previously approved in-situ demonstration project for a well to test thermal production on our Sawn Lake oil sands leases. This modification changed the vertical CSS well earlier approved, into a thermal recovery project to test 2 wells that use a horizontal application of CSS. Our proposed HCSS Project will be located on the north half of section 10-92-13W5, which has good road access on hard packed roads recently built by a third party owning P&NG rights in the area. This proposed thermal recovery project location is approximately 1.4 kilometers away from the nearest hard packed road.

On October 9, 2013, and in connection to the SAGD Project agreement dated July 30, 2013, we entered into a Water Rights Conveyance Agreement whereby we acquired a 25% working interest in one water source well and one water disposal well for a cost of $425,000 Cdn, which in turn was reimbursed to our Company by the Farmee. In conjunction with this acquisition our Company was issued a cash call from the operator in the amount of $1,058,568 Cdn for the expenditures relating to the water source well, water disposal well and pipelines to connect them to the SAGD Project surface facility. The Farmee has since paid us this cash call in the amount of $1,058,568 Cdn pursuant to the Farmout Agreement dated July 31, 2013 and we have in turn paid the joint venture operator.

On October 18, 2013, the operator spudded the first SAGD Project well pair for our joint venture project and both wells were successfully drilled and completed in mid-November of 2013. Prior to the spud of the SAGD Project well pair, our last drilling activity was in the 2009 year end, during which we drilled 6 wells used to delineate our reservoir and plan for our HCSS Project.

Currently we have in place joint operating agreements with one joint venture partner to manage our joint oil sands leases, which are all based on the 1990 Canadian Association of Petroleum Landmen (hereinafter referred to as “CAPL”) Operating Procedure. Under these agreements our joint oil sands leases were evaluated seismically, geologically and by drilling to establish the continuity and the distribution of the crude bituminous-bearing Bluesky reservoir zone across our joint lands. The development progress of our properties is governed by several factors such as federal and provincial governmental regulations. Long lead times in getting regulatory approval for thermal recovery projects are commonplace in our industry. Road bans, winter access only roads and environmental regulations can and often do delay development of similar projects. Because of these and other factors, our oil sands project can take significantly longer to complete than regular conventional drilling programs for lighter oil. To date; our geological, engineering and economic studies lead us to believe that our working interest can support full profitable commercial production.

Past Activities

On April 26, 2004, Northern (now a 100% owned subsidiary of Deep Well) signed a Joint Operating Agreement with Pan Orient to provide for the manner of conducting operations on three Peace River oil sands leases for a total of 32 sections covering 20,243 gross acres (8,192 gross hectares). These 32 sections were acquired jointly on April 23, 2004, with Northern having an 80% working interest and Pan Orient having a 20% working interest in the joint lands.

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

On February 25, 2005, as previously disclosed in this annual report on Form 10-K, Deep Well and Northern entered into a Farmout Agreement dated February 25, 2005 with Surge. This Farmout Agreement dated February 25, 2005 allowed Surge (previously known as Signet and now known as Andora) to earn up to a 40% working interest in the farmout lands (50% of our share). And on November 26, 2007, pursuant to the Minutes of Settlement between us, Andora and Signet, Signet acquired 40% of our working interest in 12 sections on two of our oil sands leases. As part of the 40% working interest transfer to Signet, two of the original oil sands leases previously acquired by Northern on April 26, 2004, were split into four oil sands leases.

On March 3, 2005, Deep Well, Northern and Surge mutually agreed by an amending agreement to extend the payment date of the prospect fee under Article 13 of the Farmout Agreement dated February 25, 2005, whereby Surge was granted an extension for payment of the prospect fee to the closing date of March 18, 2005.

On March 10, 2005, Deep Well, Northern and Surge mutually agreed by an amending agreement that Surge US is only a party to the Farmout Agreement dated February 25, 2005 for the purposes of Article 14 of the agreement. In addition, all three parties mutually agreed by an amending agreement to establish a procedure whereby Signet is to be appointed as the operator under the existing Joint Operating Agreements in respect of all Farmout Lands in which Signet earns an interest pursuant to Article 7 of the Farmout Agreement dated February 25, 2005.

On July 14, 2005, our Company and Surge mutually agreed to amend the Farmout Agreement dated February 25, 2005 in order to extend the date to spud the first well until September 25, 2005.

On September 21, 2005, Signet was granted a permit by the AER for a test well, and on September 28, 2005, Signet began drilling our first well on section 1-36-091-13W5 (hereinafter referred to as “1-36”) on our joint Sawn Lake property located in the Peace River oil sands of Alberta, Canada. Signet did not spud the first joint well by the 25th of September 2005 and we noted them in default of the Farmout Agreement dated February 25, 2005.

On November 15, 2005, as part of a settlement agreement, we agreed to amend the Farmout Agreement signed on February 25, 2005 between our Company and Surge that had previously been terminated by Deep Well (as previously disclosed on Form 8-K on September 29, 2005). The amendments to the agreement provided that: 1.) all current conditions of the Farmout Agreement dated February 25, 2005 will be deemed to have been satisfied as at September 25, 2005; 2.) the earning period (the period during which Signet has to drill 10 wells) under the agreement will be extended until February 25, 2008; 3.) Signet will have until September 25, 2006 to drill an option well (the second well); 4.) an additional 6.5 sections of land will be added to the land subject to the agreement; 5.) Signet will pay Deep Well $1,000,000 on November 15, 2005 in satisfaction of the prospect fee outstanding instead of after drilling the second well as stated in the agreement; and 6.) no shares of Surge US would be issued to Deep Well or Northern, but rather we would receive 7,550,000 common shares of Signet (now known as Andora), a private subsidiary company of Surge US.

On July 17, 2006, Signet had received the required licenses by the Government of Alberta to drill the next three horizontal wells in the Bluesky Formation on our joint Sawn Lake oil sands property. The next 3 wells drilled were within less than one mile (1.6 km) of the first test well that was already drilled. These surface locations were 4-32-091-12W5 (hereinafter referred to as “4-32”), 7-30-091-12W5 (hereinafter referred to as “7-30”) and 13-29-091-12W5 (hereinafter referred to as “13-29”). Seismic and reservoir mapping were undertaken to be used to support and progress work on near and long-term plans of development on our joint Sawn Lake oil sands property.

In October 2006, the 4-32 and 7-30 wells along with the 1-36 well were suspended. Signet (now known as Andora) had undertaken a mapping of the reservoir to assist in its delineation for any future development of our joint Sawn Lake property. The first three wells were drilled in the most heavily documented portion of the Sawn Lake lands. Although, as determined by Signet, the preliminary results from the last two wells indicated a lack of cold flow production from wells 4-32 and 7-30, the compartmentalized nature of the reservoir and varying characteristics of these compartments may show different results with further evaluation. Our Company felt that the level of testing on these wells to determine their complete potential was incomplete.

In late 2006, our joint venture partner acquired over 200 km of reprocessed seismic and aeromagnetic studies on our joint properties.

On November 26, 2007, we entered into mediation with our Former Farmout Partner and resolved our differences and certain collateral matters. The settlement included but is not limited to:

•	the Farmout Agreement dated February 25, 2005, being effectively terminated concurrently with the execution of the settlement agreement; and
•	our Former Farmout Partner being regarded as having earned the two sections on which the option wells were drilled and 4 additional sections as set out in the Settlement; and
•	our Former Farmout Partner being required to reconvey registered title to 57.5 unearned sections of the Farmout Lands, as defined in the Farmout Agreement dated February 25, 2005, back to us; and
•	our Company having the right to retest the option wells previously drilled.
•	Andora has acknowledged that Deep Well is not responsible for any potential royalty assumed by Deep Well on behalf of our Former Farmout Partner in the Farmout Agreement dated February 25, 2005.

On March 18, 2008, the 6.5 section oil sands permit, which was originally scheduled to expire on April 9, 2008, was extended for one year pursuant to an application submitted by Northern to the Alberta Department of Energy.

On September 10, 2008, the AER granted us well licenses to drill 6 wells on our Sawn Lake oil sands properties.

On December 1, 2008, in conjunction with our 2008/2009 winter drilling program, we acquired two vertical wells they previously drilled along with existing road infrastructure. Of the two wells we acquired, one was drilled to a vertical depth of 737 meters on our existing oil sands lease and was cased for Bluesky heavy oil production. The casing of this well was perforated at intervals from 681.5m to 684.5m and 684.5m to 685.0m. This well’s status is drilled and cased for future bitumen production. The existing roads we acquired totalled 12 km of access on our Sawn Lake properties.

On December 4, 2008, we successfully spudded the first well of six wells to be drilled in our 2008/2009 Sawn Lake winter drilling program in the Peace River oil sands area of Alberta. By early February of 2009, we successfully drilled all planned six wells on our joint Sawn Lake oil sands property. All of our exploratory wells were logged, cored and analyzed by independent service providers and are currently being evaluated for in-situ recovery methods.

On February 1, 2009, we acquired additional existing access roads on our Sawn Lake properties from Penn West Petroleum Ltd., adding 8.7 km of roads to our Sawn Lake road infrastructure.

On April 30, 2009, the Alberta Department of Energy approved our application to convert 5 sections of our oil sands permit to a 15-year primary lease. By drilling on these lands where the permits were set to expire, we have preserved title to 5 sections and now have a primary lease, which is valid for an additional 15 years.

In September 2009, we submitted an application to the AER for a commercial bitumen recovery scheme to evaluate the 12-14-092-13W5 well for potential development using CSS and later we added the 6-22-092-13W5 well to the application, and in late 2010 this application was approved by the AER to test one of the wells using steam injection on a vertical well.

In July 2010, a third party performed an independent technical evaluation of the heavy oil properties on some of our Sawn Lake properties. The report confirmed the suitability of the properties for employing thermal recovery methods on them. In addition, this third party identified a new hydrocarbon bearing zone up-hole from the Bluesky zone presently being concentrated on by our Company. This secondary heavy oil zone is in the Peace River formation. It is a clastic unit of lower cretaceous age found at a shallower depth than the Bluesky zone. It is approximately 35 meters thick and is a massive, very fine to medium grain sandstone conformably deposited on the Harmon Shale. We intend to continue the development of the Bluesky reservoir and at the same time we intend to evaluate this newly discovered reservoir by coring future wells within this zone.

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

On April 16, 2012, we received a reserves report as of December 31, 2011 from DeGolyer & MacNaughton Canada Limited (“DeGolyer”), an independent third party reservoir engineering firm. This report estimated the heavy oil reserves from the working interests held by our subsidiaries in the Peace River Oil Sands area of Alberta. DeGolyer estimated and assigned probable and possible reserves on the north half square mile of land located on section 10-92-13W5 designated for our horizontal CSS recovery project. This half square mile of land covers 316 gross acres (128 gross hectares) of land. DeGolyer has estimated that in that portion alone there are probable reserves of 7,806,000 barrels of heavy oil and probable plus possible reserves of 9,370,000 barrels attributable to our working interests before adjusting for any Provincial or potential royalties. These estimated probable plus possible reserves are classified as undeveloped at this time. Proved reserves cannot be assigned until production begins. We are currently updating our reserves report.

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

ITEM 3.          LEGAL PROCEEDINGS

DISMISSAL APPLIED FOR - I.G.M. Resources Corp. vs. Deep Well Oil & Gas, Inc., et al

On March 10, 2005, I.G.M. Resources Corp. (hereinafter referred to as “IGM”) filed against Classic Energy Inc., 979708 Alberta Ltd. (hereinafter referred to as “979708”), Deep Well Oil & Gas, Inc., Nearshore Petroleum Corporation, Steven P. Gawne, Rebekah Gawne, Gawne Family Trust, 1089144 Alberta Ltd., John F. Brown, Diane Lynn McClaflin, Cassandra Doreen Brown, Elissa Alexandra Brown, Brown Family Trust, Priority Exploration Ltd., Northern Alberta Oil Ltd. and Gordon Skulmoski (hereinafter referred to as the “IGM Defendants”) a Statement of Claim in the Court of Queen’s Bench of Alberta Judicial District of Calgary. This suit is part of a series of lawsuits or actions undertaken by IGM against some of the other above-named IGM Defendants.

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

This lawsuit has been stayed pending the outcome of the other litigation by IGM against some of the above IGM Defendants other than Deep Well and Northern. Our Company believes the claims are without merit and will vigorously defend against them. As of September 30, 2013, no contingent liability has been recorded, as we believe a successful outcome for IGM is remote.

DISSMISSED - Hardie & Kelly vs. Brown, et al

On June 2, 2006, Hardie and Kelly (the “Plaintiff”), Trustee of the Estate of John Forbes Brown, filed against John Forbes Brown, a bankrupt, Diane Lynn McClaflin, 1089144 Alberta Ltd., and Deep Well Oil & Gas, Inc. (the “Defendants”) an Amended Statement of Claim filed in the Court of Queen’s Bench of Alberta Judicial District of Calgary. John Forbes Brown was a former officer and then sub-contractor of Deep Well before and at the time he was assigned into bankruptcy on July 12, 2004. The Plaintiff claims, in addition to other issues unrelated to Deep Well, that John Forbes Brown received 4,812,500 Deep Well shares as a result of his employment in Deep Well and that John Forbes Brown improperly assigned these shares to the numbered company as a ruse entered into on the eve of insolvency by John Forbes Brown in order to facilitate the hiding of assets from his creditors and the trustee of his bankruptcy. The Plaintiff further claims that on August 23, 2004, John Forbes Brown advised the Plaintiff that he in fact owned the above shares and did not disclose this ownership in his filed bankruptcy statement of affairs. The Plaintiff further claims that John Forbes Brown would lodge the said shares with his lawyer until such time as these shares could be transferred to the Plaintiff. The Plaintiff further claims that unbeknownst to them John Forbes Brown surreptitiously removed the shares from his lawyer’s office and delivered them to Deep Well so that Deep Well could cancel them. The Plaintiff claims that Deep Well conspired with John Forbes Brown to defraud the creditors of John Forbes Brown by taking receipt and cancelling the said shares. The Plaintiff claims that consideration paid by Deep Well for the said shares was invested in the home owned by John Forbes Brown and his wife. The Plaintiff seeks: 1.) An accounting of the proceeds and benefits derived by the dealings of the shares; 2.) The home owned by John Forbes Brown and his wife, to be held in trust on behalf of the Plaintiff, and an accounting of proceeds related to this trust; 3.) Damages from the Defendants because of their actions; 4.) A judgment for $15,612,645 Cdn; 5.) An order to sell John Forbes Brown’s home; and 6.) Interest and costs.

On August 16, 2013 a Consent Order was filed in the Court of Queen's Bench of Alberta Judicial District of Calgary, by mutual consent of the parties, dismissing in its entirety the claims of the Plaintiff against Deep Well as set out in the Plaintiffs Amended Statement of Claim as described above.

SETTLED - Northern Alberta Oil Ltd. vs. 1132559 Alberta Ltd.

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

ITEM 4.          MINE SAFETY DISCLOSURES

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

	High	Low
Fiscal September 30, 2012
First Quarter	$0.08	$0.03
Second Quarter	$0.10	$0.03
Third Quarter	$0.10	$0.06
Fourth Quarter	$0.09	$0.03
Fiscal September 30, 2013
First Quarter	$0.08	$0.05
Second Quarter	$0.08	$0.05
Third Quarter	$0.09	$0.03
Fourth Quarter	$0.50	$0.03

Holders of Record

As of December 31, 2013, we had approximately 165 holders of record of our shares of common stock. Our Company estimates that investment dealers and other nominees are the record holders for approximately 2,230 beneficial holders.

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

Return of Capital Distribution

On August 9, 2013, our Company approved a distribution to our shareholders in the amount of $0.07 per share to be payable on September 20, 2013 (the “Payment Date”) to the holders of record of all the issued and outstanding shares of common stock of the Company as of the close of business on August 16, 2013, (the “Record Date”). This cash distribution to our Company’s shareholders was not a dividend paid out of the earnings and profits, but was a non-dividend distribution characterized as a “return of capital”.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of September 30, 2013 with respect to shares of Deep Well’s common stock that may be issued under our existing equity compensation plans.

	Equity Compensation Plan as of September 30, 2013
	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	4,350,000	(1)	$0.07	18,582,699	(2)

Equity compensation plans not approved by security holders	–		–	–

Total	4,350,000		$0.07	18,582,699	(2)

(1) On March 23, 2011, our Board of Directors granted our directors, Dr. Horst A. Schmid, Mr. Said Arrata, Mr. Satya Das, Mr. David Roff, Mr. Curtis Sparrow and Mr. Malik Youyou, options to purchase 450,000 shares each of common stock at an exercise price of $0.14 per common share, with one-third vesting immediately, one-third vesting on March 23, 2012, and one-third vesting on March 23, 2013, each with a five-year life from the original grant date. On June 20, 2013, our Board of Directors granted our directors Dr. Horst A. Schmid, Mr. Said Arrata, Mr. Satya Das, Mr. David Roff, Mr. Curtis Sparrow and Mr. Malik Youyou, options to purchase 450,000 shares each of common stock at an exercise price of $0.05 per common share, with one-third vesting immediately, one-third vesting on June 20, 2014, and one-third vesting on June 20, 2015, each with a five-year life from the original grant date. And on June 20, 2013, our Board of Directors also granted two consultants, Portwest Investments Ltd. and Concorde Consulting, options to purchase 1,000,000 shares each of common stock at an exercise price of $0.05 per common share, with one-half vesting immediately and one-half vesting on June 20, 2014, each with a five-year life from the original grant date. And on June 20, 2013, our Board of Directors also granted one employee of our Company, options to purchase 150,000 shares of common stock at an exercise price of $0.05 per common share, with one-third vesting immediately, one-third vesting on June 20, 2014, and one-third vesting on June 20, 2015, with a five-year life from the original grant date. From August 12 to 15, 2013, six of our Directors and one consultant exercised a total of 3,200,000 stock options.

(2) Based on 229,326,987 issued and outstanding shares as at September 30, 2013. The maximum number of common shares that may be reserved for issuance under the Stock Option Plan may not exceed 10% of our Company’s issued and outstanding common shares.

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

On June 20, 2013, our Board of Directors granted its directors, Dr. Horst A. Schmid, Mr. Said Arrata, Mr. Satya Das, Mr. David Roff, Mr. Curtis Sparrow and Mr. Malik Youyou, options to purchase 450,000 shares each of common stock at an exercise price of $0.05 per common share, 150,000 vesting immediately and the remaining vesting one-third on June 20, 2014, and one-third on June 20, 2015, each with a five-year life. The options expire on June 20, 2018.

On June 20, 2013, our Board of Directors granted two consultants, Portwest Investments Ltd. and Concorde Consulting each an option to purchase 1,000,000 shares each of common stock at an exercise price of $0.05 per common share, 500,000 vesting immediately and remaining vesting on June 20, 2014, each with a five-year life. And also on June 20, 2013, our Board of Directors granted one employee an option to purchase 150,000 shares of common stock at an exercise price of $0.05 per common share, 50,000 vesting immediately and the remaining vesting one-third on June 20, 2014, and one-third on June 20, 2015, with a five-year life. The options expire on June 20, 2018.

Performance Graph

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and therefore are not required to provide the information required under this item.

Recent Sales of Unregistered Securities

On November 9, 2010, pursuant to two subscription agreements, our Company completed two private placements to two investors, Mr. Malik Youyou and Cambridge Strategies Inc., of an aggregate of 29,285,713 units at a price of $0.07 per unit, for total gross proceeds of $2,050,000. Each unit is comprised of one common share and one common share purchase warrant. Each warrant entitles the holder to purchase one common share at a price of $0.105 for a period of three years from the date of closing, provided that if the closing price of the common shares of our Company on the principal market on which our shares trade is equal to or exceeds $1.00 for thirty consecutive trading days, the warrant term shall automatically accelerate to the date which is thirty calendar days following the date that written notice has been given to the warrant holder. No commission or finder’s fees were payable in connection with these private placements. The units were issued pursuant to Regulation S under the Securities Act of 1933, as amended. The warrants expire on November 9, 2013. And on October 10, 2013, the expiry date of the warrants was extended, by way of an amending agreement, to November 23, 2015, as approved by our Board of Directors.

On March 23, 2011, our Board of Directors approved the issuance of 500,000 shares of our common stock to Mr. Said Arrata as an incentive for Mr. Arrata to agree to join our Board of Directors. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On March 23, 2011, our Board of Directors approved the issuance of 180,000 shares of our common stock to a contractor as compensation for services provided to us during the period from April 1, 2010 to March 31, 2011. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Effective November 23, 2012, pursuant to a subscription agreement, our Company completed a private placement with Mr. Malik Youyou of an aggregate of 42,857,142 units at a price of $0.07 per unit, for total gross proceeds of $3,000,000 (including a deposit received prior to September 30, 2012 of $300,000). Each unit is comprised of one common share and one common share purchase warrant. Each warrant entitles the holder to purchase one common share at a price of $0.105 for a period of three years from the date of closing, provided that if the closing price of the common shares of our Company on the principal market on which our common shares trade is equal to or exceeds $1.00 for thirty consecutive trading days, the warrant term will automatically accelerate to the date that is thirty calendar days following the date that written notice has been given to the warrant holder. No commission or finder’s fees were payable in connection with this private placement. The units were issued pursuant to Regulation S under the Securities Act of 1933, as amended. The warrants expire on November 23, 2015.

On July 10, 2013, pursuant to a subscription agreement, our Company closed a private placement with Portwest Investments Ltd., a Company 100% owned by Dr. Horst A. Schmid, of an aggregate of 850,000 units at a price of $0.05 per unit, for total gross proceeds of $42,500. Each unit is comprised of one common share and one common share purchase warrant. Each warrant entitles the holder to purchase one common share at a price of $0.075 for a period of three years from the closing date, provided that if the closing price of the common shares of our Company on the principal market on which our shares trade is equal to or exceeds $1.00 for thirty consecutive trading days, the warrant term shall automatically accelerate to the date which is thirty calendar days following the date that written notice has been given to the warrant holder. No commission or finder’s fees were payable in connection with this private placement. The units were issued pursuant to Regulation S under the Securities Act of 1933, as amended. The warrants expire on July 10, 2018.

On July 31, 2013, pursuant to a subscription agreement, our Company closed a private placement to one investor, our current Farmee, of an aggregate of 45,111,778 common shares for total gross proceeds of $22,000,000. As per the private placement the common shares will be issued to the investor on or before November 30, 2013. We issued a treasury direction letter to our transfer agent to release the common shares to the investor on September 24, 2013. No commission or finder’s fees were payable in connection with this private placement. The common shares were issued pursuant to Regulation S under the Securities Act of 1933, as amended.

Between August 12 and August 15, 2013, six directors and two consultants of our Company acquired a combined total of 3,768,096 common shares, upon exercising stock options and warrants, at exercise prices ranging from $0.05 to $0.14 per common share for total combined gross proceeds to our Company of $372,000. The common shares were issued pursuant to Section 4(2) of the 1933 Act.

Purchases of equity securities by the issuer and affiliated purchasers

There were no repurchases of equity securities by our Company or affiliated purchasers during the fourth quarter of the year ended September 30, 2013.

ITEM 6.          SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and therefore are not required to provide the information required under this item.

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes. For the purpose of this discussion, unless the context indicates another meaning, the terms: “Deep Well,” “Company,” “we,” “us,” and “our,” refer to Deep Well Oil & Gas, Inc. and its subsidiaries. This discussion includes forward-looking statements that reflect our current views with respect to future events and financial performance that involve risks and uncertainties. Our actual results, performance or achievements could differ materially from those anticipated in the forward-looking statements as a result of certain factors including risks discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements” below and elsewhere in this report, and under the heading “Risk Factors” and “Environmental Laws and Regulations” disclosed in this annual report on Form 10-K for the fiscal year ended September 30, 2013.

Our consolidated financial statements and information are reported in United States dollars and are prepared based upon United States generally accepted accounting principles (“US GAAP”). References in this Form 10-K to “$” are to United States dollars and references to “Cdn $” are to Canadian dollars. On December 31, 2013, the noon rate of exchange for Canadian dollars expressed in US $ was Cdn $1.00 = US $0.9402, as reported by the Bank of Canada.

General Overview

Deep Well Oil & Gas, Inc., along with its subsidiaries through which it conducts business, is an emerging independent junior oil and gas exploration and development company headquartered in Edmonton, Alberta, Canada. Our immediate corporate focus is to develop the existing land base that we presently control in the Peace River oil sands area in Alberta, Canada. Our principal office is located at Suite 700, 10150 - 100 Street NW, Edmonton, Alberta, Canada T5J 0P6, our telephone number is (780) 409-8144, and our fax number is (780) 409-8146. Deep Well Oil & Gas, Inc. is a Nevada corporation and trades on the OTCQB marketplace under the symbol DWOG. We maintain a web site at www.deepwelloil.com.

On April 21, 2010, we announced our quotation on the OTCQB marketplace. This graduation from the “Pink Sheets – Current Information” tier recognizes the progress that we have made in meeting our reporting requirements under the Securities Exchange Act of 1934. The OTCQB marketplace requires companies to be fully compliant in their filing requirements under the Securities Exchange Act of 1934.

Results of Operations

We are an exploration stage company and as such do not have commercial production on any of our properties and, accordingly, we currently do not generate cash from operations. Since the inception of our current business plan, our operations have consisted primarily of various exploration and start-up activities relating to our properties, which included acquiring lease holdings by acquisitions and public offerings, seeking investors, locating joint venture partners, acquiring and analyzing seismic data, engaging various firms to comply with leasehold conditions, environmental regulations, as well as providing project management, drilling, testing and analysis of wells to define our oil sands reservoir, development planning to use thermal recovery technology and to develop our long term business strategies. For the year ended September 30, 2013, and for the comparable period in the prior year, we generated no revenues from operations.

	Year Ended	Year Ended	September 10, 2003 to
	September 30, 2013	September 30, 2012	September 30, 2013

Revenue	$–	$–	$–
Expenses
General and administrative	$854,358	$1,021,942	$14,851,291
Cost related to Farmout (Note 3)	1,790,684	–	1,790,684
Depreciation and accretion	112,192	128,526	782,764

Net loss from operations	(2,757,234)	(1,150,468)	(17,424,739)

Other income and expenses
Rental and other income	272,339	51,299	347,409
Interest income	21,492	4,183	235,758
Interest expense	–	–	(208,580)
Forgiveness of loan payable	–	–	287,406
Settlement of debt	–	–	24,866
(Gain) Loss on disposal of assets	–	(64)	(226)

Net loss and comprehensive loss	$(2,463,403)	$(1,095,050)	$(16,738,106)

For the year ended September 30, 2013, our general and administrative expenses decreased by $167,584 compared to the year ended September 30, 2012, which was a 16.4% decrease from the prior year primarily due to (i) a decrease in engineering fees charged to expense; (ii) a decrease in general office expenses which included a decrease in office rental fees and accounting fees charged by third parties; and (iii) reversing and waiving amounts previously owed and accrued by our Company to Portwest Investments Ltd. (“Portwest”), a Company 100% owned by Dr. Horst A. Schmid for providing services to our Company as President and CEO, for further information see Notes 9 and 15 included in our notes to the financial statements enclosed herein.

For the year ended September 30, 2013, we charged to expense $1,790,684 for costs relating to a Farmout Agreement we entered into on July 31, 2013, which included a one-time agency fee of $1,500,000.

For the year ended September 30, 2013, our depreciation and accretion expense decreased by $16,334 compared to the year ended September 30, 2012, which was primarily due to the depreciating value of our assets. Depreciation expense is computed using the declining balance method over the estimated useful life of the asset. Effective December 3, 2012, we entered into and closed upon a Purchase and Sale agreement with 1132559 Alberta Ltd. (“113”), one of our former joint venture partners, pursuant to which we acquired 113’s 10% working interest in most of the Sawn Lake oil sands properties where we already own working interests, in exchange for cash and the discontinuance of claims. In compliance with our accounting policy, only half of the depreciation is taken in the year of acquisition.

For the year ended September 30, 2013, our rental and other income was $272,339 compared to $51,299 for the year ended September 30, 2012, this increased by $221,040 compared to the year ended September 30, 2012, which was primarily due to the recovery of expenses arising from the reversal of part of the receivables and bad debts previously written-off in the amount of $239,459 which was paid to us in connection with a Purchase and Sale agreement whereby our Company acquired an additional 10% working interest in most of the Sawn Lake oil sands properties where our Company already owns working interests.

As a result of the above transactions, our net loss and comprehensive loss from operations for the year ended September 30, 2013 increased by $1,368,353 compared to the year ended September 30, 2012. As discussed above this increase was primarily due to $1,790,684 charged to expense for costs in connection with a Farmout Agreement we entered into on July 31, 2013, and offset by the reversal of part of the receivables and bad debts previously written-off.

Operations

For our first fiscal quarter of 2013, we completed a private placement financing with one investor for aggregate gross cash proceeds of $3,000,000. We also entered into a Purchase and Sale agreement with 113 one of our former joint venture partners as disclosed above, whereby we acquired 113’s 10% working interest in the Sawn Lake properties where we already own working interests. This acquisition increased our net acres in the Sawn Lake oil sands properties from 31,376 to 35,360 net acres (12,698 to 14,310 net hectares), before the Farmout Agreement dated July 31, 2013.

In our third fiscal quarter of 2013, we entered into a farmout agreement (the “Farmout Agreement dated July 31, 2013”) with a new joint venture partner (the “Farmee”) to fund our share of the recently Alberta Energy Regulator (“AER”) approved Steam Assisted Gravity Drainage Demonstration Project Joint Operating Agreement (the “SAGD Project”) at our Sawn Lake heavy oil reservoir in the Peace River oil sands region of Northern Alberta. In accordance with this agreement, the Farmee has agreed to provide up to $40,000,000 in funding for our portion of the costs for the SAGD Project, in return for a net 25% working interest in 12 sections where we have a working interest of 50% (before the Farmout Agreement dated July 31, 2013). As required by the agreement, the Farmee has since paid in full the cash calls in the amount of $11,014,946 Cdn to the operator of the SAGD Project for the Farmee’s share and our share of the initial costs of the SAGD Project. Also, the Farmee will provide funding to cover monthly operating expenses of our Company not to exceed $30,000 per month. In addition, the Farmee has the option to elect to obtain a working interest ranging from 40% to 45% in the remaining 56 sections of land where we have working interests ranging from 80% to 90%, by committing $110,000,000 of financing for the development of our Sawn Lake oil sands project. In addition to and as contemplated by the Farmout Agreement dated July 31, 2013, we also completed a private placement financing with the Farmee, for aggregate gross proceeds of $22,000,000, whereby we sold 45,111,778 common shares at a price of $0.488 per common share. In addition, on July 30, 2013, our Company entered into a recently AER approved SAGD Project with our joint venture partner on our 25% (after the Farmout Agreement dated July 31, 2013) owned joint land in the Sawn Lake oil sands properties. As reported by our joint venture partner and operator of the SAGD Project, the first SAGD well pair has been drilled and final site preparation and construction are underway. The operator has also reported that equipment for the facility is ready for installation and that steam injection at the SAGD Project is scheduled to commence near the end of January 2014, with production anticipated in the first half of 2014.

In the fourth quarter of 2013, we received approval from the AER for our HCSS Project application. It is anticipated that we will develop a thermal demonstration project on our properties followed by a commercial expansion project on one half section of land located on section 10-92-13W5 of our joint Sawn Lake oil sands properties. This application, submitted in early 2012, was an application to modify our previously approved in-situ demonstration project for a well to test thermal production on our Sawn Lake oil sands leases. This modification changed the vertical CSS well earlier approved, into a thermal recovery project to test 2 wells that use a horizontal application of CSS. Our proposed thermal recovery project will be located on the north half of section 10-92-13W5, which has good road access on hard packed roads recently built by a third party. The proposed thermal recovery project location is approximately 1.4 kilometers away from the nearest hard packed road.

On October 9, 2013, and in connection to the SAGD Project agreement dated July 30, 2013, we entered into a Water Rights Conveyance Agreement whereby we acquired a 25% working interest in one water source well and one water disposal well for a cost of $425,000 Cdn, which in turn was reimbursed to our Company by the Farmee. We also received a cash call in the amount of $1,058,568 Cdn for the expenditures relating to the water source well, water disposal well and pipelines to connect them to the SAGD Project surface facility. Our Farmee has since paid this cash call in the amount of $1,058,568 Cdn pursuant to the Farmout Agreement dated July 31, 2013.

Currently we have a 90% working interest in 51 sections on six oil sands leases and an 80% working interest in 5 sections on one oil sands lease in the Peace River oil sands area of Alberta, where we are the operator. In addition, we have a 25% working interest, after the Farmout Agreement dated July 31, 2013, in another 12 sections on two oil sands leases in the Peace River oil sands area of Alberta, Canada. These nine oil sands leases are contiguous and cover 43,015 gross acres (17,408 gross hectares). The development progress of our properties is governed by several factors such as federal and provincial governmental regulations. Long lead times in getting regulatory approval for thermal recovery projects are commonplace in our industry. Road bans, winter access only roads and environmental regulations can and often do delay development of similar projects. Because of these and other factors, our oil sands project can take significantly longer to complete than regular conventional drilling programs for lighter oil. To date; our geological, engineering and economic studies affirm that our working interest can support full profitable commercial production.

Liquidity and Capital Resources

As of September 30, 2013, our total assets were $24,366,368 compared to $14,235,452 as of September 30, 2012. In comparison to the prior year, we had an increase of $10,130,916 in our total assets, which was primarily due to (i) an increase in cash and cash equivalents resulting from two private placements we completed for aggregate gross proceeds of $3,000,000 and $22,000,000 in exchange for shares of our Company’s common stock; and (ii) an increase in oil gas properties and equipment arising from a Purchase and Sale agreement we entered into with 113, whereby we acquired 113’s 10% working interest in the Sawn Lake leases.

As of September 30, 2013, our total liabilities were $922,057 compared to $906,674 as of September 30, 2012. In comparison to the prior year, we had an increase of $15,383 in our total liabilities, which was primarily due to (i) an increase of $195,561 in our accounts payable from non-related parties, which was primarily due to legal fees paid in connection with the Farmout Agreement we entered into on July 31, 2013; (ii) a note payable in the amount of $189,500 we received from one of our Director’s; and offset by (iii) a decrease of $390,133 in our accounts payable related parties due to payments and the reversal and waiving of past fees owed and accrued to corporations owned by directors for providing services as President, CEO and Chief Financial Officer to our Company.

Our working capital (current liabilities subtracted from current assets) is as follows.

	September 30, 2013	September 30, 2012
Current Assets	$7,770,925	$446,674
Current Liabilities	475,902	480,974
Working Capital	$7,295,023	$(34,300)

As of September 30, 2013, our Company had working capital of $7,295,023 compared to negative working capital of $34,300 as of September 30, 2012. Currently we have no long-term debt other than our estimated asset retirement obligations on oil and gas properties. Effective November 23, 2012, we completed a private placement financing with one investor for aggregate gross cash proceeds of $3,000,000 (includes a deposit received prior to September 30, 2012 of $300,000). Also, on July 31, 2013, we completed another private placement financing with one investor for aggregate gross cash proceeds of $22,000,000. Also as disclosed above, on July 30, 2013 our Company entered into a Farmout Agreement dated July 31, 2013 to fund our Company’s share of a recently AER approved SAGD Demonstration Project.

As reported on our Consolidated Statement of Cash Flows under “Operating Activities”, for the year ending September 30, 2013, we had an increase of $1,645,177 compared to September 30, 2012 year end, which was primarily due to costs charged to expense relating to a Farmout Agreement dated July 31, 2013. For the year ending September 30, 2013, we had a decrease of $272,479 in net changes in non-cash working capital from the prior year ended September 30, 2012, which was primarily due to a decrease in accounts payable due to a reversal and waiving of fees payable to a corporation owned by a director for providing services as President and CEO to our Company that were not paid, see Note 9 and Note 15 in the notes to the consolidated financial statements for further information.

As reported on our Consolidated Statement of Cash Flows under “Investing Activities”, we had an increase of $2,552,865 in our investment in oil and gas properties for the year ended September 30, 2013 from the comparable year ended September 30, 2012, which was primarily a result of (i) the December 3, 2012 Purchase and Sale agreement disclosed herein, whereby we acquired an additional 10% working interest in our joint properties along with a 10% working interest increase in the equipment purchased for the wells drilled within those joint properties, in exchange for the cash among other items as previously disclosed above; and (ii) an increase in our Company’s security deposits held in trust with the AER for our asset retirement obligations for future abandonment and reclamation of our Company’s wellsites.

As reported on our Consolidated Statement of Cash Flows under “Financing Activities”, for the year ended September 30, 2013, we had an increase of $12,066,435 in net cash provided in financing activities, which was a result of (i) a private placement we entered into on November 23, 2012 with one investor for gross proceeds of $3,000,000 (including a deposit received prior to September 30, 2012 of $300,000) in exchange for shares of our Company’s common stock; (ii) a private placement we entered into on July 31, 2013 with one investor for gross proceeds of $22,000,000 in exchange for shares of our Company’s common stock; and (iii) a loan for $260,000 as a note payable from one of our directors. And on August 9, 2013, our Company approved a distribution to our shareholders in the amount of $0.07 per share to be payable on September 20, 2013 (the “Payment Date”) to the holders of record of all the issued and outstanding shares of common stock of our Company as of the close of business on August 16, 2013, (the “Record Date”). This cash distribution to our shareholders was not a dividend paid out of the earnings and profits, but was a non-dividend distribution characterized as a “return of capital”. On September 20, 2013, a total of $12,895,065 was paid to our transfer agent for the return of capital distribution to our shareholders and related service fees payable to our transfer agent.

Our cash and cash equivalents for the year ending September 30, 2013 were $7,633,009 compared to $244,191 for the prior year ended September 30, 2012, this increase  in cash and cash equivalents was primarily due to two private placements we entered into on November 23, 2012 and July 31, 2013, in the amount of $3,000,000 and $22,000,000, respectively. Since March 10, 2005 to September 30, 2013, we have financed our business operations through a loan, fees derived from the two farmouts of some of our lands and private offerings of our common stock and other securities, and the sale of our common stock upon the exercise of certain warrants, realizing gross proceeds of approximately $46.6 million in cash. In some of these offerings, we sold units comprised of common stock and warrants to purchase additional common stock, and as a result of these offerings, we have an aggregate of 72,424,759 warrants outstanding as of September 30, 2013, with exercise prices ranging from $0.075 and $0.105. These warrants’ expiration dates range from November 23, 2015 to June 20, 2016. If all of these warrants are exercised we may realize aggregate proceeds of approximately $7.6 million. However, the warrant holders have complete discretion as to when and if the warrants are exercised before they expire and we cannot guarantee that the warrant holders will exercise any of the warrants.

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

Cautionary Note Regarding Forward-Looking Statements

This annual report on Form 10-K, including all referenced exhibits, contains “forward-looking statements” within the meaning of the United States federal securities laws. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words "may," "believe," "intend," "will," "anticipate," "expect," "estimate," "project," "future," "plan," "strategy" or "continue," and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters, often identify forward-looking statements. For these statements, Deep Well claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this annual report on Form 10-K include, among others, statements with respect to:

•	our current business strategy;
•	our future financial position and projected costs;
•	our projected sources and uses of cash;
•	our plan for future development and operations, including the building of all-weather roads;
•	our drilling and testing plans;
•	our proposed enhanced oil recovery test well project;
•	the sufficiency of our capital in order to execute our business plan;
•	resource estimates;
•	the timing and sources of our future funding;
•	the intent to issue a distribution to our shareholders.

Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors, which may cause the actual results to differ materially from the anticipated future results expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those set forward in the forward-looking statements include, but are not limited to:

•	changes in general business or economic conditions;
•	changes in legislation or regulation that affect our business;
•	our ability to obtain necessary regulatory approvals and permits;
•	our ability to receive approvals from the AER for additional tests to further evaluate the wells on our lands;
•	our farmout agreement and joint operating agreements;
•	opposition to our regulatory requests by various third parties;
•	actions of aboriginals, environmental activists and other industrial disturbances;
•	the costs of environmental reclamation of our lands;
•	availability of labor or materials or increases in their costs;
•	the availability of sufficient capital to finance our business plans on terms satisfactory to us;
•	adverse weather conditions and natural disasters;
•	risks associated with increased insurance costs or unavailability of adequate coverage;
•	volatility of oil and natural gas prices;
•	competition;
•	changes in labor, equipment and capital costs;
•	future acquisitions or strategic partnerships;
•	the risks and costs inherent in litigation;
•	imprecision in estimates of reserves, resources and recoverable quantities of oil and natural gas;
•	product supply and demand;
•	fluctuations in currency and interest rates; and
•	the additional risks and uncertainties, many of which are beyond our control, referred to elsewhere in this annual report on Form 10-K and in our other SEC filings.

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

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SADLER, GIBB & ASSOCIATES, LLC
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Deep Well Oil and Gas, Inc.

We have audited the accompanying consolidated balance sheets of Deep Well Oil and Gas, Inc. as of September 30, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity and cash flows for the years then ended and for the cumulative period from September 10, 2003 (inception) through September 30, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Deep Well Oil and Gas, Inc. as of September 30, 2013 and 2012, and the results of their operations and their cash flows for the years then ended and for the cumulative period from September 10, 2003 (inception) through September 30, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Sadler, Gibb & Associates, LLC

Sadler, Gibb & Associates, LLC
Salt Lake City, UT
January 14, 2014

office     801.783.2950
fax          801.783.2960

www.sadlergibb.com 2455 E. Parleys Way Suite 320, Salt Lake City, UT 84109

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(An Exploration Stage Company)
Consolidated Balance Sheets
September 30, 2013 and September 30, 2012

	September 30,	September 30,
	2013	2012

ASSETS
Current Assets
Cash and cash equivalents	$7,633,009	$244,191
Accounts receivable net of allowance of $17,048 (September 30, 2012 - $243,752)	55,216	156,251
Prepaid expenses	82,700	46,232

Total Current Assets	7,770,925	446,674

Long term investments (Note 8)	343,565	275,600
Oil and gas properties, net (Notes 3 and 4)	15,921,770	13,190,518
Property and equipment, net of depreciation (Note 7)	330,108	322,660

TOTAL ASSETS	$24,366,368	$14,235,452

LIABILITIES
Current Liabilities
Accounts payable	$268,258	$72,697
Accounts payable – related parties (Note 9)	18,144	408,277
Loan payable – related parties (Note 9)	189,500	–

Total Current Liabilities	475,902	480,974

Asset retirement obligations (Note 10)	446,155	425,700

TOTAL LIABILITIES	922,057	906,674

SHAREHOLDERS’ EQUITY
Common Stock: (Note 11)
Authorized: 600,000,000 shares at $0.001 par value
Issued and outstanding: 229,326,987 shares
(September 30, 2012 – 136,739,971 shares)	229,326	136,739
Additional paid in capital	39,953,091	27,166,742
Deposits on stock subscription (Note 11)	–	300,000
Deficit accumulated during exploration stage	(16,738,106)	(14,274,703)

Total Shareholders’ Equity	23,444,311	13,328,778

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$24,366,368	$14,235,452

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the Years Ended September 30, 2013 and 2012 and the Period from September 10, 2003 (Inception of Exploration Stage) to September 30, 2013

	2013	2012	September 10, 2003 Inception to September 30, 2013

Revenue	$–	$–	$–

Expenses
General and administrative	854,358	1,021,942	14,851,291
Cost related to Farmout (Note 3)	1,790,684	–	1,790,684
Depreciation and accretion	112,192	128,526	782,764

Net loss from operations	(2,757,234)	(1,150,468)	(17,424,739)

Other income and expenses
Rental and other income	272,339	51,299	347,409
Interest income	21,492	4,183	235,758
Interest expense	–	–	(208,580)
Forgiveness of loan payable	–	–	287,406
Settlement of debt	–	–	24,866
(Gain) loss on disposal of assets	–	(64)	(226)

Net loss and comprehensive loss	$(2,463,403)	$(1,095,050)	$(16,738,106)

Net loss per common share
Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Outstanding Shares (in thousands)
Basic and Diluted	181,661	136,740

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Period from September 10, 2003 (Inception of Exploration Stage) to September 30, 2013

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
For the Period from September 10, 2003 (Inception of Exploration Stage) to September 30, 2013

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
For the Period from September 10, 2003 (Inception of Exploration Stage) to September 30, 2013

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

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Continued)
For the Period from September 10, 2003 (Inception of Exploration Stage) to September 30, 2013

				Capital
			Additional	Stock
	Common Shares		Paid in	Subscriptions	Accumulated
	Shares	Amount	Capital	Received	Deficit	Total

Balance carried forward
at September 30, 2009	106,774,258	106,773	24,743,763	–	(10,159,647)	14,690,889

March 9, 2010
- Warrants expired (984,375)	–	–	–	–	–	–
May 25, 2010
- Warrants expired (5,000,000)	–	–	–	–	–	–
June 22, 2010
- Warrants expired (8,333,333)	–	–	–	–	–	–
July 11, 2010
- Warrants expired (323,333)	–	–	–	–	–	–

Net operating loss for the
year ended September 30, 2010	–	–	–	–	(1,331,552)	(1,331,552)

Balance at September 30, 2010	106,774,258	106,773	24,743,763	–	(11,491,199)	13,359,337

Issuance of common stock
Private Placement November 9, 2010
- Shares	29,285,713	29,286	1,257,181	–	–	1,286,467
- Warrants (29,285,713)	–	–	763,533	–	–	763,533

March 23, 2011
- Shares issued to a director	500,000	500	69,500	–	–	70,000
- Shares issued for services ()	180,000	180	25,020	–	–	25,200

August 14, 2011
- Warrants expired (2,000,000)	–	–	–	–	–	–
- Warrants expired (10,638,297)	–	–	–	–	–	–

Options granted for services	–	–	199,081	–	–	199,081

Net operating loss for the
year ended September 30, 2011	–	–	–	–	(1,688,454)	(1,688,454)

Balance at September 30, 2011	136,739,971	136,739	27,058,078	–	(13,179,653)	14,015,164

October 31, 2011
-Warrants expired (14,500,000) (Note 11)	–	–	–	–	–	–
June 22, 2012
-Warrants expired (1,000,000) (Note 11)	–	–	–	–	–	–
July 11, 2012
-Warrants expired (38,800) (Note 11)	–	–	–	–	–	–

Options granted for service	–	–	108,664	–	–	108,664

Net operating loss for the
year ended September 30, 2012	–	–	–	–	(1,095,050)	(1,095,050)

Balance at September 30, 2012	136,739,971	$136,739	$27,166,742	$–	$(14,274,703)	$13,028,778

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Continued)
For the Period from September 10, 2003 (Inception of Exploration Stage) to September 30, 2013

				Capital
			Additional	Stock
	Common Shares		Paid in	Subscriptions	Accumulated
	Shares	Amount	Capital	Received	Deficit	Total

Balance carried forward
At September 30, 2012	136,739,971	$136,739	$27,166,742	–	$(14,274,703)	$13,028,778

Private Placement November 23, 2012
- Shares (Note 11)	42,857,142	42,858	2,957,142	–	–	3,000,000

Private Placement June 20, 2013
- Shares (Note 11)	850,000	850	26,598	–	–	27,448
- Warrants (850,000) (Note 11)	–	–	15,052	–	–	15,052
- Accounts Payable Forgiven (Note 11)	–	–	234,402	–	–	234,402

Private Placement July 31, 2013
- Shares (Note 11)	45,111,778	45,111	21,954,889	–	–	22,000,000

Stock options
- Exercised August 12, 2013 (Note 11)	2,000,000	2,000	179,000	–	–	181,000

Warrants
- Exercised August 12, 2013 (Note 11)	330,000	330	24,670	–	–	25,000

Stock options
- Exercised August 13, 2013 (Note 11)	600,000	600	69,900	–	–	70,500

Warrants
- Exercised August 14, 2013 (Note 11)	238,096	238	24,762	–	–	25,000

Stock options
- Exercised August 15, 2013 (Note 11)	600,000	600	69,900	–	–	70,500

Return of Capital Distribution
- September 20, 2013 (Note 11)	–	–	(12,895,065)	–	–	(12,895,065)

Options granted for services	–	–	125,099	–	–	125,099

Net operating loss for the
year ended September 30, 2013	–	–	–	–	(2,463,403)	(2,463,403)

Balance at September 30, 2013	229,326,987	$229,326	$39,953,091	$–	$(16,738,106)	$23,444,311

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended September 30, 2013 and 2012 and the Period from September 10, 2003
(Inception of Exploration Stage) to September 30, 2013

	2013	2012	September 10, 2003 Inception to September 30, 2013

CASH PROVIDED BY (USED IN):

Operating Activities
Net loss	$(2,463,403)	$(1,095,050)	$(16,738,106)
Items not affecting cash:
Share based compensation	125,099	108,664	1,451,186
Bad debts	(261,666)	(10,608)	249,966
Depreciation and accretion	112,192	128,526	782,764
Forgiveness of loan payable and accounts payable	234,402	–	(53,004)
Settlement of lawsuit	12,274	–	447,823
Commissions withheld from loans proceeds	–	–	121,000
(Gain) loss on disposal of assets	–	64	226
Net changes in non-cash working capital (Note 13)	(130,005)	142,474	(377,181)

Net Cash (Used) in Operating Activities	(2,371,107)	(725,930)	(14,115,326)

Investing Activities
Purchase of property and equipment	–	(860)	(904,469)
Investment in oil and gas properties	(2,566,139)	(35,731)	(11,177,244)
Long term investments	(40,371)	(17,055)	(305,363)
Cash from acquisition of subsidiary	–	–	11,141
Return of costs from farmout agreement	–	–	961,426

Net Cash (Used) in Investing Activities	(2,606,510)	(53,645)	(11,414,509)

Financing Activities
Loan payable	–	–	275,852
Loan advance – related parties	260,000	–	(551,746)
Note payable repayment	–	–	(111,306)
Debenture repayment	–	–	(1,004,890)
Deposit on stock subscription	–	300,000	300,000
Proceeds from issuance of common stock	25,001,500	–	46,270,999
Proceeds from debenture net of commissions	–	–	879,000
Return of Capital Distribution	(12,895,065)	–	(12,895,065)

Net Cash Provided by Financing Activities	12,366,435	300,000	33,162,844

Increase (decrease) in cash and cash equivalents	7,388,818	(479,575)	7,633,009

Cash and cash equivalents, beginning of year	244,191	723,766	–

Cash and cash equivalents, end of year	$7,633,009	$244,191	$7,633,009

Supplemental Cash Flow Information:
Cash paid for interest	$–	$–	202,159

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013 and 2012

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

Allowance for Doubtful Accounts

The Company determines allowances for doubtful accounts based on aging of specific accounts. Accounts receivable are stated at the historical carrying amounts net of allowances for doubtful accounts and include only the amounts the Company deems to be collectable. The allowance for bad debts was $17,048 and $243,752 at September 30, 2013 and September 30, 2012 respectively. See note 16 for a description of amounts relating to this balance.

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

Long-Lived Assets

The Company reviews for the impairment of long-lived assets annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment is measured as the amount by which the assets’ carrying value exceeds its fair value. No impairments to the Company’s long-lived assets were identified or recorded in the fiscal years ended September 30, 2013 and 2012.

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

Revisions in estimated liabilities can result from revisions of estimated inflation rates, escalating retirement costs, and changes in the estimated timing of settling asset retirement obligations. As at September 30, 2013 and 2012, asset retirement obligations amount to $446,155 and $425,700, respectively. The Company has posted bonds, where required, with the Government of Alberta based on the amount the government estimates the costs of abandonment and reclamation to be.

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

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights, unless the exercise becomes anti-dilutive and then the basic and diluted per share amounts are the same. There were 48,064,693 common stock equivalents excluded from the calculation because their effect would be antidilutive.

Financial Instruments

Financial instruments include cash and cash equivalents, accounts receivable, long term investments, investment in equity securities, accounts payable and accounts payable – related parties. The fair value of these financial instruments approximates their carrying value because of the short-term maturity of these items unless otherwise noted. The fair value of the investment in equity securities cannot be determined as the market value is not readily obtainable. The equity securities are reported using the cost method.

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

3.           OIL AND GAS PROPERTIES

The Company has acquired interests in certain oil sands properties located in North Central Alberta, Canada. The terms include certain commitments related to oil sands properties that require the payments of rents as long as the leases are non-producing. As of September 30, 2013, the Company’s net payments due in Canadian dollars under this commitment are as follows:

2014	$47,398
2015	$47,398
2016	$47,398
2017	$47,398
Subsequent	$46,502

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

The Company plans to meet the second of these conditions. As at September 30, 2013 and 2012, the Company has an interest in ten wells, which can be counted towards these requirements.

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

This consists of comparing the carrying value of the asset with the asset's expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows represent management's best estimate based on reasonable and supportable assumptions. Proven oil and gas properties are reviewed for impairment on a field-by-field basis. No impairment losses were recognized for the year ended September 30, 2013 (September 30, 2012 - $nil).

Capitalized costs of proven oil and gas properties are depleted using the unit-of-production method when the property is placed in production.

Substantially all of the Company's oil and gas activities are conducted jointly with others. The accounts reflect only the Company's proportionate interest in such activities.

On December 3, 2012, the Company entered into and subsequently closed a Purchase and Sale agreement with the Company’s former joint venture partner 1132559 Alberta Ltd. (“113” a private company) and acquired 113’s 10% working interest in most of the Sawn Lake oil sands properties where the Company already owns working interests, in exchange for the following:

1.)	$2,412,960 (Cdn $2,400,000);

2.)	The discontinuance, without costs, of the Court of Queen’s Bench, Judicial District of Edmonton, Action No. 0803-0869 and Action No. 1003-14659 filed by the Company against 113; and

3.)	Forgiving the amounts owed from 113 to the Company in the amount of $239,459 (Cdn $239,268) and any defaults and penalties that the Company had imposed upon 113.

On July 30, 2013, the Company entered into a Steam Assisted Gravity Drainage demonstration project (“SAGD Project”) Agreement with the Company’s joint venture partner to participate in a recently, Alberta Energy Regulator (“AER”), approved SAGD Project on the Company’s 50% owned oil sands properties located in North Central Alberta, Canada (also known as the Sawn Lake heavy oil reservoir). On August 15, 2013, and in accordance with the SAGD Project Agreement and the Amendment, the Company served notice (“Notice of Election”) to its joint venture partner of the Company’s election to participate in the SAGD Project. Upon signing the Notice of Election the Company was required to pay in full the cash calls for the Company’s initial share of the costs of the SAGD Project and has since paid this amount in full as per the Farmout Agreement dated July 31, 2013.

On July 31, 2013, the Company entered into Farmout agreement (the “Farmout Agreement”) with MP West Canada SAS (“Farmee”), a subsidiary beneficially owned 1/3 by Maurel et Prom and 2/3 by MPI, two listed companies based in Paris, France, to fund the Company’s share of the recently AER approved SAGD Project at the Company’s Sawn Lake heavy oil reservoir in North Central Alberta, Canada. The Farmee has informed the Company that it plans to transfer its interests in the Farmout Agreement to MP Energy West Canada Corp. In accordance with the Farmout Agreement the Farmee has agreed to provide up to $40,000,000 in funding for the Company’s portion of the costs for the SAGD Demonstration Project, in return for a net 25% working interest in 12 sections where the Company has a working interest of 50%. As required by the Farmout Agreement, the Farmee has since paid in full the cash calls to the operator of the SAGD Project for the Farmee’s share and the Company’s share of the initial costs of the SAGD Project. The Farmee will also provide funding to cover monthly operating expenses of the Company, of which the first such payment shall be in respect of the month of August 2013 and shall not exceed $30,000 per month. In addition, by December 31, 2014, the Farmee has the option to elect to obtain a working interest of 40% to 45% working interest in the remaining 56 sections of land where the Company has working interests ranging from 80% to 90%, by committing $110,000,000 of financing to the Company’s Sawn Lake oil sands project. An agent fee of $1,500,000 was paid in connection with the Farmout Agreement.

4.           CAPITALIZATION OF COSTS INCURRED IN OIL AND GAS ACTIVITIES

The Company accounts for the cost of exploratory wells and continues to capitalize exploratory well costs after the completion of drilling as long as a sufficient progress is being made in assessing the oil sands reserves to justify its completion as a producing well.

For the fiscal year ending September 30, 2013, the Company’s management determined that sufficient progress has been made in assessing its oil sands reserves for continued capitalization of exploratory well costs. In relation to this sufficient progress assessment of its oil sands project the Company considered among other criteria; long lead times in getting regulatory approval for oil sands thermal recovery projects, road bans, winter access only properties and governmental and environmental regulations which can and often delay development of oil sands projects. Because of these and other factors, the Company’s oil sands project can take significantly longer to complete than regular conventional drilling programs for lighter oil. To date the Company’s geological, engineering, economic studies and recently AER approved thermal recovery projects continue to lead them to believe that there is continuing progress toward bringing the project to commercial production. Therefore, the Company has continued to capitalize its costs associated with its oil sands project.

For the Company’s exploratory wells, drilling costs are capitalized on the balance sheet under “Oil and Gas Properties” line item, pending a determination of whether potentially economic oil sands reserves have been discovered by the drilling effort to justify completion of the find as a producing well. The Company periodically assesses the exploration and drilling capitalized costs for impairment and once a determination is made that a well is of no potential economic value, the costs related to that well are expensed as dry hole and reported in exploration expense. No impairments to the Company’s long-lived assets were identified or recorded in the fiscal years ended September 30, 2013 and 2012.

The following table illustrates capitalized costs relating to oil and gas – producing activities for two fiscal years ended September 30, 2013 and September 30, 2012:

	2013	2012
Unproved Oil and Gas Properties	$15,963,517	$13,222,551
Proved Oil and Gas Properties	–	–
Accumulated Depreciation	(41,747)	(32,033)
Net Capitalized Cost	$15,921,770	$13,190,518

5.           EXPLORATION ACTIVITIES

The following table presents information regarding the Company’s costs incurred in the oil and gas property acquisition, exploration and development activities for two fiscal years ended September 30, 2013 and September 30, 2012:

	2013	2012

Acquisition of Properties:
Proved	$–	$–
Unproved	2,740,967	57,005
Exploration costs	55,810	119,353
Development costs	–	–

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

7.           PROPERTY AND EQUIPMENT

	September 30, 2013
		Accumulated	Net Book
	Cost	Depreciation	Value

Computer equipment	$31,084	$30,576	$508
Office furniture and equipment	33,199	24,938	8,261
Software	5,826	5,826	–
Leasehold improvements	4,936	4,602	334
Portable work camp	170,580	135,767	34,813
Vehicles	38,077	30,306	7,771
Oilfield equipment	249,045	106,527	142,518
Road mats	364,614	290,202	74,412
Wellhead	3,254	1,653	1,601
Tanks	96,085	36,196	59,889
	$996,700	$666,593	$330,107

	September 30, 2012
		Accumulated	Net Book
	Cost	Depreciation	Value

Computer equipment	$31,084	$29,312	$1,772
Office furniture and equipment	33,199	21,152	12,046
Software	5,826	5,826	–
Leasehold improvements	4,936	3,934	1,002
Portable work camp	170,580	120,847	49,733
Vehicles	38,077	26,976	11,101
Oilfield equipment	154,713	82,689	72,024
Road mats	364,614	258,311	106,303
Wellhead	3,254	1,119	2,135
Tanks	96,085	29,541	66,544
	$902,368	$579,707	$322,660

There was $86,884 of depreciation expense for the year ended September 30, 2013 (September 30, 2012 - $104,033)

8.           LONG TERM INVESTMENTS

Long term investments consist of cash held in trust by the Alberta Energy Regulators (“AER”) which bears a interest at a rate of prime minus 0.375% and has no stated date of maturity. These investments are required by the ERCB to ensure there are sufficient future cash flows to meet the expected future asset retirement obligations and are restricted for this purpose.

9.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Accounts payable – related parties was $18,144 as of September 30, 2013 (September 30, 2012 - $408,277) for fees payable to corporations owned by directors. This amount is unsecured, non-interest bearing, and has no fixed terms of repayment.

As of September 30, 2013, officers, directors, their families, and their controlled entities have acquired 52.56% of the Company’s outstanding common capital stock. This percentage does not include unexercised warrants or stock options.

The Company incurred expenses totalling $275,800 to two related parties for professional fees and consulting services during the year ended September 30, 2013 (September 30, 2012 - $327,459), $98,500 of expenses related to Portwest was reversed as part of the Amending Agreement, referred to note 15. These amounts are included in the balance of accounts payable – related parties as of September 30, 2013.

As of June 30, 2013, the Company received a loan for $260,000 as a note payable from one of the Company’s directors. On    August 15, 2013, the loan payable was offset by the amount of $70,500 for exercising director’s stock options reducing the total loan payable to $189,500 as of September 30, 2013.

10.           ASSET RETIREMENT OBLIGATIONS

The total future asset retirement obligation is estimated by management based on the Company’s net working interests in all wells and facilities, estimated costs to reclaim and abandon wells and facilities and the estimated timing of the costs to be incurred in future periods. At September 30, 2013, the Company estimates the undiscounted cash flows related to asset retirement obligation to total approximately $674,296 (September 30, 2012 - $664,403). The fair value of the liability at September 30, 2013 is estimated to be $446,155 (September 30, 2012 - $425,700) using a risk free rate of 3.74% and an inflation rate of 2%. The actual costs to settle the obligation are expected to occur in approximately 35 years.

Changes to the asset retirement obligation were as follows:

	September 30, 2013	September 30, 2012

Balance, beginning of year	$425,700	$387,368
Liabilities incurred	23,400	–
Effect of foreign exchange	(19,299)	22,038
Disposal	–	–
Accretion expense	16,354	16,294
Balance, end of year	$446,155	$425,700

11.           COMMON STOCK

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

On June 20, 2013, the Company completed a private placement for an aggregate of 850,000 units at a price of $0.05 per unit for an aggregate of $42,500. Each unit consists of one common share and one common share purchase warrant. Each warrant entitles the holder to purchase one additional common share at a price of $0.075 per common share for a period of three years from the date of closing, provided that if the closing price of the common shares of the Company on the principal market on which the shares trade is equal to or exceeds $1.00 for 30 consecutive trading days, the warrant term shall automatically accelerate to the date which is 30 calendar days following the date that written notice has been given to the warrant holders. The warrants expire on June 20, 2016. The value of the common shares and the warrants totaled $27,448 and $15,052, respectively.

On July 31, 2013, the Company completed a private placement for an aggregate of 45,111,778 common shares for an aggregate of $22,000,000. Pursuant to the subscription agreement between the Company and investor the Company issued the shares to the investor after September 20, 2013 but before November 30, 2013. No warrants were issued to the investor in connection with this private placement.

Between August 12 and August 15, 2013, six directors and two consultants of the Company acquired a combined total of 3,768,096 common shares, upon exercising stock options and warrants, at exercise prices ranging from $0.05 to $0.14 per common share for total combined gross proceeds to the Company of $372,000.

Return of Capital Distribution

On August 9, 2013, the Company approved a distribution to its shareholders in the amount of $0.07 per share to be payable on September 20, 2013 (the “Payment Date”) to the holders of record of all the issued and outstanding shares of common stock of the Company as of the close of business on August 16, 2013, (the “Record Date”). This cash distribution to the Company’s shareholders was not a dividend paid out of the earnings and profits, but was a non-dividend distribution characterized as a “return of capital”.

Warrants

On October 31, 2011, 14,500,000 warrants previously granted on October 31, 2008 expired unexercised.

On June 22, 2012, 1,000,000 warrants previously granted on June 22, 2007 expired unexercised.

On July 11, 2012, 38,800 warrants previously granted on July 11, 2007 expired unexercised.

The following table summarizes the Company’s warrants outstanding as of September 30, 2013:

	Shares Underlying Warrants Outstanding			Shares Underlying Warrants Exercisable
Range of Exercise Price	Shares Underlying Warrants Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Warrants Exercisable	Weighted Average Exercise Price

$0.105 at September 30, 2013	71,904,759	1.33	0.1050	71,904,759	0.1050
$0.075 at September 30, 2013	520,000	2.72	0.0750	520,000	0.0750
	72,424,759	1.34	0.1048	72,424,759	0.1048

The following is a summary of warrant activity for the year ending September 30, 2013:

	Number of Warrants	Weighted Average Exercise Price	Intrinsic Value

Balance, September 30, 2012	29,285,713	$0.1050	$–
Warrants granted November 23, 2012	42,857,142	0.1050	–
Warrants granted June 20, 2013	850,000	0.0750	–
Warrants exercised August 12, 2013	330,000	0.0750	0.3650
Warrants exercised August 14, 2013	238,096	0.1050	0.3150
Balance, September 30, 2013	72,424,759	$0.1048	$0.1952
Outstanding Warrants, September 30, 2013	72,424,759	$0.1048	$0.1952

There were 72,424,759 warrants outstanding as of September 30, 2013 (September 30, 2012 – 29,285,713), which have a historical fair market value of $1,743,336 (September 30, 2012 - $763,533).

Measurement Uncertainty for Warrants

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

From August 12 to 15, 2013, there were 3,200,000 stock options exercised at total amount of $322,000 from six directors and one consultant.

For the period ended September 30, 2013, the Company recorded share based compensation expense related to stock options in the amount of $125,099 (September 30, 2012 - $108,664) on the stock options vested on March 23, 2013 and on June 20, 2013. As of September 30, 2013, there was remaining unrecognized compensation cost of $83,853 related to the non-vested portion of these unit option awards. Compensation expense is based upon straight-line depreciation of the grant-date fair value over the vesting period of the underlying unit option.

	Shares Underlying Options Outstanding			Shares Underlying Options Exercisable
Range of Exercise Prices	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price

$0.14 at September 30, 2013	900,000	2.48	0.14	900,000	0.14
$0.05 at September 30, 2013	3,450,000	4.72	0.05	550,000	0.05
	4,350,000	4.26	0.07	1,450,000	0.11

The aggregate intrinsic value of exercisable options as of September 30, 2013, was $0.19 (September 30, 2012 - $nil).

The following is a summary of stock option activity as at September 30, 2013:

	Number of Underlying Shares	Weighted Average Exercise Price	Weighted Average Fair Market Value

Balance , September 30, 2012	2,700,000	$0.14	$0.12

Balance, September 30, 2013	4,350,000	$0.07	$0.06

Exercisable, September 30, 2013	1,450,000	$0.11	$0.09

A summary of the options granted at September 30, 2013 and September 30, 2012 and changes during the periods then ended is presented below:

	September 30, 2013		September 30, 2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding balance at beginning of period	1,800,000	$0.14	1,800,000	$0.14
Vested at March 23, 2013	900,000	0.14	–	–
Granted at June 20, 2013	4,850,000	0.05	–	–
Vested at June 20,2013	1,950,000	0.05	–	–
Exercised August 12 - 15, 2013	1,800,000	0.14	–	–
Exercised August 12 - 15, 2013	1,400,000	0.05	–	–
Outstanding at end of period	4,350,000	$0.07	1,800,000	$0.14
Exercisable	1,450,000	0.11	1,800,000	0.14

There were 2,900,000 unvested stock options outstanding as of September 30, 2013 (September 30, 2012 - 900,000).

Measurement Uncertainty for Stock Options

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

13.           CHANGES IN NON-CASH WORKING CAPITAL

	September	September
	30, 2013	30, 2012
Accounts receivable	$101,035	$(119,002)
Prepaid expenses	(36,468)	2,066
Accounts payable	(194,572)	259,410

	$(130,005)	$142,474

14.           INCOME TAXES

As of September 30, 2013, the Company has approximately $5,759,755 (2012 – $4,149,303) of operating losses expiring through 2033 that may be used to offset future taxable income but are subject to various limitations imposed by rules and regulations of the Internal Revenue Service. The net operating losses are limited each year to offset future taxable income, if any, due to the change of ownership in the Company's outstanding shares of common stock. In addition, at September 30, 2013, the Company had an unused Canadian net operating loss carry-forward of approximately $11,687,391 (2012 – $10,890,933), expiring through 2033. These operating loss carry-forwards may result in future income tax benefits of approximately $4,937,762. However, because realization is uncertain at this time, a valuation reserve in the same amount has been established. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The components of the net deferred tax asset, the statutory tax rate, the effective rate and the elected amount of the valuation allowance are as follows:

	Year Ended September 30, 2013	Year Ended September 30, 2012
Statutory and effective tax rate
Domestic
Statutory U.S. federal rate	35.00%	35.00%
Foreign	25.00%	25.375%

	Year Ended September 30, 2013	Year Ended September 30, 2012
Income taxes recovered at the statutory and effective tax rate
Domestic
Statutory U.S. federal rate	$607,443	$81,533
Foreign	181,963	218,758

Timing differences:
Non-deductible expenses	(74,171)	(93,161)
Other deductible charges	67,568	2,086
Benefit of tax losses not recognized in the year	(782,803)	(209,216)

Income tax recovery (expense) recognized in the year	$–	$–

The approximate tax effects of each type of temporary difference that gives rise to deferred tax assets are as follows:

	Year Ended September 30, 2013	Year Ended September 30, 2012

Deferred income tax assets (liabilities)
Net operating loss carry-forwards	$4,937,762	$4,215,830
Oil and gas properties	731,166	107,344
Equipment	183,824	165,917
Valuation allowance	(5,852,752)	(4,489,091)

Net deferred income tax assets	$–	$–

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

iv.
The fees payable to the Consultant in the Prior Agreement will be terminated and the Company will grant the Consultant 5-year options on 1,000,000 of its common shares exercisable at $0.05 per share. One half of these shares were vested immediately and the remaining one half will be vested on June 20, 2014;

v.	The Consultant will receive:

a.	$70,000 Cdn, and

b.
850,000 units of the Company’s shares and warrants at a price of $0.05 per unit. Each unit shall be comprised of one restricted Company common share and one 3 year full warrant entitling Portwest to be able to purchase another share for $0.075. The warrants expire on June 20, 2016,

As consideration for the execution of the Amending Agreement and the Termination of parts of the Prior Agreement, and waiving $239,528 Cdn accrued by the Company as owing to Portwest.

As of September 30, 2013, the Company has settled all outstanding amounts owed to Portwest Investments Ltd.

2.)
Concorde Consulting, a company owned 100% by Mr. Curtis J. Sparrow, for providing services as Chief Financial Officer to the Company for Cdn $15,000 per month. As of September 30, 2013 and September 30, 2012 the Company owed Concorde Consulting Cdn $16,225 and Cdn $138,725, respectively.

Rental Agreement

On November 20, 2007 and December 1, 2008, the Company entered into two office lease agreements commencing December 1, 2007 and January 1, 2009 and expiring on November 30, 2012 and December 31, 2013, respectively. One of the Company’s office lease agreements has since expired and will not be renewed. The annual payments due are as follows:

2014 Q1 (October - December)	$10,625

16.           RENTAL AND OTHER INCOME

The Company reversed part of the receivables and bad debts for the Company’s joint venture co-owners in the period at an amount of $267,962 (Cdn $265,651) of which $239,459 was related to a purchase agreement wherein the Company acquired an additional 10% working interest in most of the Sawn Lake oil sands properties where the Company already owns working interests, in exchange for $2,412,960 (Cdn $2,400,000), the discontinuance of two lawsuits, and forgiving the amounts owed and any defaults and penalties that the Company had imposed. This amount is included in Rental and Other Income.

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

This lawsuit has been stayed pending the out come of the other litigation by the Plaintiff against some of the above Defendants other than Deep Well and Northern. The Company believes the claims are without merit and will vigorously defend against them. As at September 30, 2013, no contingent liability has been recorded, as the Company believes that a successful outcome for the Plaintiff is remote.

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

On August 16, 2013, a Consent Order was filed in the Court of Queen's Bench of Alberta Judicial District of Calgary, by mutual consent of the parties, dismissing in its entirety the claims of the Plaintiff against the Company as set out in the Plaintiffs Amended Statement of Claim.

17.           SUBSEQUENT EVENTS

On October 9, 2013, and in connection to the SAGD Project Agreement dated July 30, 2013, the Company entered into a Water Rights Conveyance Agreement whereby the Company acquired a 50% (25% post Farmout) working interest in one water source well and one water disposal well for a cost of Cdn $850,000, which in turn was reimbursed to the Company by the Farmee. In accordance with the Farmout Agreement dated July 31, 2013, the Farmee has agreed to provide up to $40,000,000 in funding for the Company’s portion of the costs for the SAGD Demonstration Project, in return for a net 25% working interest in 12 sections where the Company has a working interest of 50%. Also pursuant to the Water Rights Conveyance Agreement dated October 9, 2013 and the SAGD Project Agreement dated July 30, 2013, the Company was issued a cash call in the amount of Cdn $1,058,568 for the expenditures relating to the water source well, water disposal well and pipelines to connect to the SAGD Project surface facility. The Farmee has since paid this cash call in the amount of Cdn $1,058,568 pursuant to the Farmout Agreement dated July 31, 2013.

On October 10, 2013, the Company extended the expiration date of two warrants to purchase up to an aggregate of 29,047,617 shares of the Company’s common stock. The exercise price of the warrants remains unchanged at $0.105 per share. As a result of this extension, the expiration date of the warrants has been amended from the original expiry date of November 9, 2013 to November 23, 2015.

On October 28, 2013, the Company granted a contractor an option to purchase 250,000 shares of common stock at an exercise price of $0.30 per common share, all vesting immediately, with a five-year life, for his services in connection with the Farmout Agreement dated July 31, 2013.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On November 16, 2012, we formally informed Madsen & Associates CPAs, Inc. of the appointment of a different auditor as our Company’s independent registered public accounting firm upon expiry of Madsen & Associates CPAs, Inc. term of appointment. The reports of Madsen & Associates CPAs, Inc. on our Company’s financial statements as of and for the years ended September 30, 2011 and 2010 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. Our Company’s Board of Directors participated in and approved the decision to appoint a different independent registered public accounting firm upon expiry of Madsen & Associates CPAs, Inc.’s term of appointment. This decision was formally finalized on December 11, 2012.

During the years ended September 30, 2011, and 2010, and through November 16, 2012, there have been no disagreements with Madsen & Associates CPAs, Inc. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Madsen & Associates CPAs, Inc. would have caused them to make reference thereto in connection with their report on the financial statements for such years. Our Company has requested that Madsen & Associates CPAs, Inc. furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements. For further information see Form 8-K filed on December 17, 2012 and incorporated herein by reference.

On November 16, 2012, Our Company engaged Sadler, Gibb & Associates, L.L.C. as its new independent registered public accounting firm. During the years ended September 30, 2011 and 2010, and through November 16, 2012, our Company had not consulted with Sadler, Gibb & Associates, L.L.C. regarding any of the following:

i.	The application of accounting principles to a specific transaction, either completed or proposed;

ii.
The type of audit opinion that might be rendered on the Company’s consolidated financial statements, and none of the following was provided to the Company: (a) a written report, or (b) oral advice that Sadler, Gibb & Associates, L.L.C. concluded was an important factor considered by the Company in reaching a decision as to accounting, auditing or financial reporting issue; or

iii.	Any matter that was subject of a disagreement, as that term is defined in Item 304 of Regulation S-K.

ITEM 9A.       CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of our fiscal year ended September 30, 2013, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934) was carried out under the supervision and with the participation of our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that as of the end of that fiscal year, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Our management, which included our principal executive officer and principal financial officer, assessed our internal control over financial reporting as of September 30, 2013. This assessment was based on criteria for effective internal control over financial reporting described in the internal control integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes that, as of September 30, 2013, our internal control over financial reporting was effective.

Attestation Report of the Independent Registered Public Accounting Firm

We are a smaller reporting company within the meaning of Rule 12b-2 under the Exchange Act. Therefore this annual report on Form 10-K is not required to include an attestation report of our independent registered public accounting firm, Sadler, Gibb & Associates, L.L.C. with respect to our internal control over financial reporting. Sadler, Gibb & Associates, L.L.C. audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of our internal control over financial reporting. Accordingly, Sadler, Gibb & Associates, L.L.C. expressed no such opinion on our internal control over financial reporting as of September 30, 2013.

Changes in Internal Control Over Financial Reporting

During the fiscal year ended September 30, 2013 there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.        OTHER INFORMATION

Deep Well reported all information that was required to be disclosed on Form 8-K during the fourth quarter of the fiscal year covered by this Form 10-K.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The directors and executive officers of Deep Well are as follows:

As at September 30, 2013
Name	Age	Position/Office

Dr. Horst A. Schmid	80	Director and Chairman of the Board, President and Chief Executive Officer
Mr. Said Arrata	73	Director
Mr. Satya Brata Das	57	Director
Mr. David Roff	42	Director
Mr. Curtis James Sparrow	57	Director and Chief Financial Officer, Secretary and Treasurer
Mr. Malik Youyou	60	Director

Biographies of Directors and Executive Officers

Brief biographies of the directors and executive officers of Deep Well are set forth below. All directors hold office until the next stockholders’ meeting or until their death, resignation, retirement, removal, disqualification or until their successors have been elected and qualified. Vacancies in the existing Board may be filled by majority vote of the remaining directors. Officers of our Company serve at the will of the Board of Directors. As of September 30, 2013 there are no written employment contracts for officers outstanding, other than the consulting contracts as disclosed herein.

Dr. Horst A. Schmid has served as director and Chairman of the Board of Deep Well since February 6, 2004 to present. Since June 29, 2005 to present he has been the Chief Executive Officer and President of Deep Well. From September 1996 to present, Dr. Schmid has been director, President and Chief Executive Officer of Portwest Investment Ltd., a private firm, located in Edmonton, Alberta, Canada. Prior to that, Dr. Schmid spent 15 years as Cabinet Minister for the Government of Alberta and 10 years as Commissioner General for Trade and Tourism for the province of Alberta. During that time he was involved in numerous successful overseas negotiations for the Alberta Oil & Gas Industry, achieving major contracts for Alberta Exploration/Production/Service Companies. He is the recipient of many Canadian and International Awards for his accomplishments. Dr. Schmid received an Honorary Law Degree from the University of Alberta.

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

Mr. Curtis James Sparrow has served as director of Deep Well since February 6, 2004. From that time until the present Mr. Sparrow has also been the Chief Financial Officer, Corporate Secretary and Treasurer of Deep Well. Since the mid 1980s, Mr. Sparrow has been a self-employed management consultant specializing in the natural resource sector. Mr. Sparrow has been involved in the oil and gas industry in various capacities for over 35 years. He has held directorships and senior officer positions with junior exploration and development companies before becoming a self-employed consultant. He has also participated in the marketing side of the oil and gas industry, and was part of an acquisition team formed to assess and develop a bid for a multi-billion dollar integrated oil company. His experience also includes corporate and project management, international businesses and mining. Mr. Sparrow received his Bachelor of Science Degree in Engineering and Masters Degree in Business Administration from the University of Alberta. Mr. Sparrow is also a registered Professional Engineer.

Mr. David Roff has served as a director of Deep Well since April 3, 2006. Mr. Roff is the co-president of Brave Investment Corporation, a private consulting and investment company and has held this position since 2001. Mr. Roff has extensive experience working with small cap public companies for more than ten years. Prior to that, Mr. Roff was a management consultant for Coopers & Lybrand Consulting where he advised large financial institutions, investment fund complexes and other organizations on technology and internal control strategies. Mr. Roff is a Chartered Professional Accountant with a B.A. degree from the University of Western Ontario.

Mr. Malik Youyou has served as director of Deep Well since August 20, 2008 to present. Mr. Youyou is an experienced international entrepreneur, investor and director of several companies. With more than three decades of business experience in highly competitive global markets, beginning in his native France, Mr. Youyou brings a strong international perspective to Deep Well's Board. Mr. Youyou has created and led several companies involved in the development, branding, and marketing of luxury goods from leading international houses.

On December 4, 2013, our Board of Directors appointed Mr. Pascal Nodé-Langlois as a director of Deep Well. Mr. Nodé-Langlois is a French entrepreneur with a broad experience in banking. In 1975, he founded in Switzerland, the company Stock and Commodity Services SA (SCS). In 1991, SCS became Banque SCS Alliance SA (BSA), a fully licensed Swiss bank with branches in Switzerland and subsidiaries abroad. In 2006, after a consistent career of more than 30 years as the principal owner, Managing Director and Chairman of the Board of BSA (previously SCS), Mr. Nodé-Langlois sold his stake in the bank. In 2007, he founded a new financial boutique, in Luxembourg: Voltaire Group SA. This company operates as a holding company. It acquires majority participations and/or creates operating companies with the aim to cover a large portion of the different financial services corresponding to the field of expertise that Mr. Nodé-Langlois developed during his previous activity in banking. Its main present participation is PARfinance SA, a Swiss registered wealth management company.

Family Relationships

There are no family relationships among the directors and executive officers of our Company.

Involvement in Certain Legal Proceedings

The following does not describe any legal proceeding to which Deep Well or its subsidiaries are a party. For a description of certain legal proceedings involving Deep Well and its subsidiaries, see the section of this annual report on Form 10-K entitled Item 3 Legal Proceedings. In the past ten years:

No bankruptcy petition has been filed by or against any business of which any current director was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

No current director has been convicted in a criminal proceeding and is not subject to a pending criminal proceeding (excluding traffic violations and other minor offenses).

No current director has been the subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

No current director has been the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of section 229.401 of Regulation S-K, or to be associated with persons engaged in any such activity.

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

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our Company’s officers, directors and persons who beneficially own more than 10% of a registered class of our Company’s equity securities to file reports of ownership and changes in ownership with the SEC, and to furnish to our Company copies of such reports. Based solely on the review of Forms 3 and 4 received by our Company during the September 30, 2013 fiscal year, as required under Section 16(a)(2) of the Securities Exchange Act of 1934, the following directors, although they reported all their transactions as required on either a Form 3 or Form 4, did not report on a timely basis as follows: Mr. Said Arrata, a director of our Company, filed two Form 4 late; Mr. Satya Brata Das, a director of our Company, filed two Form 4s late; Mr. David Roff, a director of our Company, filed two Form 4s late; Dr. Horst A. Schmid, a director of our Company, filed two Form 4s late; Mr. Curtis Sparrow, Dr. Horst A. Schmid, a director of our Company, filed two Form 4s late; ; Mr. Malik Youyou, a director and a 10% or more beneficial owner of our Company, filed two Form 4s late; and MPI S.A., a 10% or more beneficial owner of our Company, filed one Form 3 late.

Code of Ethics

As of September 30, 2013, our Company had not yet adopted a formal code of ethics governing its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have not adopted a code of ethics because we have limited operations. Our Board of Directors will address this issue in the future to determine the adoption of a code of ethics. In the meantime, our management intends to promote honest and ethical conduct, full, fair, accurate, understandable and timely disclosure in our reports to the SEC, and compliance with applicable governmental laws, rules and regulations.

Corporate Governance

Director Independence

We have not adopted standards for director independence, but in making a determination on our Board of Director’s independence under the standards for independence set forth by the NASDAQ Stock Market Rule 5605(a)(2), we determined that as of September 30, 2013, our Board of Directors consisted of four independent and two non-independent directors. The directors of our Company are as follows:

As at September 30, 2013
Name	Year When First Appointed as Director
Dr. Horst A. Schmid	2004	Non-independent director
Mr. Said Arrata	2011	Independent director
Mr. Satya Brata Das	2011	Independent director
Mr. David Roff	2006	Independent director
Mr. Curtis James Sparrow	2004	Non-independent director
Mr. Malik Youyou	2008	Independent director

Our Board of Directors has approved the adoption of the formation of a corporate governance committee in the future, which will carry out the functions and duties as set out for a nominating committee and compensation committee. Our Board of Directors has designated Mr. Said Arrata, Mr. Satya Brata Das, Mr. David Roff and Mr. Curtis Sparrow to serve on our future corporate governance committee. Our Company currently does not yet have a corporate governance committee charter, but we are currently in the process of considering and developing a corporate governance committee charter. During our September 30, 2013 fiscal year end there were no meetings of our corporate governance committee.

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

We have an independent audit committee financial expert on our Board of Directors. Mr. David Roff a director serving on our Board of Directors is a chartered professional accountant, with a B.A. degree from the University of Western Ontario, has worked as an auditor from 1995 to 1998. Mr. David Roff is a Certified Public Accountant in good standing since 1995 to present.

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

Shareholder Communications

We recognize the investment in our Company that stockholders of our common stock have made and accordingly, we are committed to the open exchange of ideas, concerns and suggestions with our stockholders. Stockholders desiring to communicate with the Board of Directors of the Company can do so by mailing a letter to the attention of the Chairman of the Board of Directors addressed to our Company’s corporate office at Suite 700, 10150 – 100 Street, Edmonton, Alberta, T5J 0P6. We did not hold a general meeting of stockholders during the fiscal year ended September 30, 2013.  Our last general meeting of stockholders was held on February 24, 2010.

Board leadership structure and role in risk oversight

As of September 30, 2013, Dr. Horst A. Schmid is our President and Chief Executive Officer and also serves as the Chairman of our Board of Directors. Because of the small size of our Company we do not have a lead independent director. Our Board of Directors consists of four independent and two non-independent directors. Our independent directors take an active role on our Board of Directors and make up a majority of our Board. Given the size of our Company, our entire Board of Directors believe that our current board leadership structure is appropriate at this time and that Dr. Horst A. Schmid and Mr. Curtis Sparrow bring valuable industry experience and historical knowledge of our Company’s history.

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

ITEM 11.          EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides information about the compensation paid to, earned or received during the last two fiscal years ended September 30, 2013 and September 30, 2012, by the executive officers listed below (the “Named Executive Officers”).

Executive Compensation Summary
Name and Principal Position	Fiscal Year Sept. 30	Fee $Cdn		Bonus $US	Stock Awards $US	Option Awards $US		Non-Equity Incentive Plan Compen-sation $US	Non-qualified Deferred Compen-sation Earnings $US	All Other Compen-sation $US	Total $US

Dr. Horst A. Schmid (1)	2013	$–	(2)	$–	$–	$36,496	(3)	$–	$–	$–	$36,496	(7)
President and	2012	$3,909	(2)	$–	$–	$18,111	(3)	–	$–	$–	$22,083	(7)
Chief Executive Officer

Mr. Curtis James Sparrow (4)	2013	$180,000	(5)	$–	$–	$36,496	(6)	$–	$–	$–	$211,510	(7)
Chief Financial Officer	2012	$180,000	(5)	$–	$–	$18,111	(6)	–	$–	$–	$200,991	(7)

(1) Dr. Horst A. Schmid has served our Company as director and Chairman of the Board since February 6, 2004 to present. From June 29, 2005 to present Dr. Schmid has been the President and Chief Executive Officer of our Company.

(2) Portwest Investments Ltd., a company owned 100% by Dr. Horst A. Schmid, provided services as Chief Executive Officer and President to our Company for $Nil for the 2013 fiscal year and $3,909 Cdn for the 2012 fiscal year, for further information see Notes 9 and 15 included in our notes to the financial statements enclosed herein.

(3) On March 23, 2011, our Board granted Dr. Schmid, as a Director of our Company, options to purchase 450,000 shares of common stock at an exercise price of $0.14 per common share, 150,000 vesting immediately and the remaining vesting one-third on March 23, 2012, and one-third on March 23, 2013, with a five-year life, and as of September 30, 2013, Dr. Schmid had not exercised any of these options. On June 30, 2013, our Board granted Dr. Schmid, as a Director of our Company, options to purchase 450,000 shares of common stock at an exercise price of $0.05 per common share, 150,000 vesting immediately and the remaining vesting one-third on June 20, 2014, and one-third on June 20, 2015, with a five-year life, and on August 12, 2013, Dr. Schmid acquired 150,000 shares of our Company’s common stock upon the exercise of some of these options for an exercise price of $0.05 per common share. Also on June 20, 2013, our Board granted Portwest Investments Ltd., options to purchase 1,000,000 shares of common stock at an exercise price of $0.05 per common share, with one-half vesting immediately and one-half vesting on June 20, 2014, with a five-year life, and as of September 30, 2013, Portwest Investments Ltd. has not exercised any of these options.

(4) Mr. Curtis James Sparrow has served our Company as director since February 6, 2004. From February 9, 2004 to present Mr. Sparrow has been the Chief Financial Officer, Corporate Secretary and Treasurer of our Company.

(5) Concorde Consulting, a company owned 100% by Mr. Curtis James Sparrow, provided services as Chief Financial Officer to our Company for $180,000 Cdn for the 2013 fiscal year and $180,000 Cdn for the 2012 fiscal year. As of September 30, 2013 and September 30, 2012 our Company owed Concorde Consulting $16,225 Cdn and $138,725 Cdn, respectively.

(6) On March 23, 2011, our Board granted Mr. Sparrow, as a Director of our Company, options to purchase 450,000 shares of common stock at an exercise price of $0.14 per common share, 150,000 vesting immediately and the remaining vesting one-third on March 23, 2012, and one-third on March 23, 2013, with a five-year life, and on August 12, 2013, Mr. Sparrow acquired 450,000 shares of our Company’s common stock upon the exercise of these options for an exercise price of $0.14 per common share. On June 30, 2013, our Board granted Mr. Sparrow, as a Director of our Company, options to purchase 450,000 shares of common stock at an exercise price of $0.05 per common share, 150,000 vesting immediately and the remaining vesting one-third on June 20, 2014, and one-third on June 20, 2015, with a five-year life, and on August 12, 2013, Mr. Sparrow acquired 150,000 shares of our Company’s common stock upon the exercise of these options for an exercise price of $0.05 per common share. Also on June 20, 2013, our Board granted Concorde Consulting, options to purchase 1,000,000 shares of common stock at an exercise price of $0.05 per common share, with one-half vesting immediately and one-half vesting on June 20, 2014, with a five-year life, and on August 12, 2013, Concorde Consulting acquired 500,000 shares of our Company’s common stock upon the exercise of half of these options for an exercise price of $0.05 per common share.

(7) The Cdn dollar amounts in the fee column for Dr. Schmid’s and Mr. Sparrow’s September 30, 2013 and 2012 fiscal year fees were converted to US$ in the total column of this table based on the year-end exchange rates of $0.9723 and $1.016, respectively.

Compensation Arrangements for Executive Officers

Our Company currently does not provide retirement benefits to its executive officers.

Our Company has entered into the following contracts with the following companies for services of certain officers and/or directors of our Company:

1.
Portwest Investments Ltd. (“Portwest”), a company owned 100% by Dr. Horst A. Schmid for providing services as Chief Executive Officer and President to our Company for $12,500 Cdn per month. On July 1, 2005, our Company entered into a consulting agreement (the “Prior Agreement”) with Portwest, as filed with our Company’s annual report on Form 10-KSB filed on February 23, 2007, and incorporated by reference herein. On July 10, 2013, our Company and Portwest agreed to amend the Prior Agreement whereby the following was settled and amended:

a)	Effective date of the Amending Agreement will be June 20, 2013;

b)	Term of Agreement will be until December 31, 2014;

c)	Dr. Schmid shall continue to provide services as Chief Executive Officer and President of our Company until the termination of the Agreement;

d)
The fees payable to Portwest in the Prior Agreement will be terminated and our Company will grant Portwest 5-year options on 1,000,000 of its common shares exercisable at $0.05 per share. One half of these shares were vested immediately and the remaining one half will be vested on June 20, 2014;

e)	The Consultant will receive:

i.	$70,000 Cdn, and

ii.
850,000 units of our Company’s shares and warrants at a price of $0.05 per unit. Each unit shall be comprised of one restricted Company common share and one 3 year full warrant entitling Portwest to be able to purchase another share for $0.075. The warrants expire on June 20, 2016.

As consideration for the execution of the Amending Agreement and the Termination of parts of the Prior Agreement, and waiving $239,528 Cdn accrued by the Company as owing to Portwest.

As of September 30, 2013, our Company has settled all outstanding amounts owed to Portwest Investments Ltd.

2.
Concorde Consulting, a company owned 100% by Mr. Curtis James Sparrow for providing services as Chief Financial Officer for $15,000 Cdn per month. As of September 30, 2013 and September 30, 2012 our Company owed Concorde Consulting $16,225 Cdn and $138,725 Cdn, respectively.

On March 23, 2011, and as herein reported under the Executive Compensation Summary, our Board of Directors granted Dr. Schmid and Mr. Sparrow, as directors of our Company, options to purchase 450,000 shares each of common stock at an exercise price of $0.14 per common share, one-third vesting immediately, one-third vesting on March 23, 2012, and one-third vesting on March 23, 2013, each with a five-year life.

On June 20, 2013, and as herein reported under the Executive Compensation Summary, our Board of Directors granted Dr. Schmid and Mr. Sparrow, as directors of our Company, options to purchase 450,000 shares each of common stock at an exercise price of $0.05 per common share, one-third vesting immediately, one-third vesting on June 20, 2014, and one-third on June 20, 2015, each with a five-year life.

Outstanding Equity Awards Granted to Executive Officers at September 30, 2013
	Options Awards (1)					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option E xercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Portwest Investments Ltd. (1)	500,000	500,000	–	$0.05	06/20/2018	–	–	–	–
Concorde Consulting (2)	–	500,000	–	$0.05	06/20/2018	–	–	–	–

(1) On June 20, 2013, Portwest Investments Ltd., a company owned 100% by Dr. Horst A. Schmid, was granted options to purchase 1,000,000 shares of common stock for providing consulting services as President and Chief Executive Officer of our Company, half vesting immediately and the other half vesting on June 20, 2013. See the Executive Compensation table for more disclosure. As of the date of this report Dr. Schmid has not exercised any of these stock options.

(2) On June 20, 2013, Concorde Consulting, a company owned 100% by Mr. Curtis James Sparrow, was granted options to purchase 1,000,000 shares of common stock for providing consulting services as Chief Financial Officer of our Company, half vesting immediately and the other half vesting on June 20, 2013. See the Executive Compensation table for more disclosure. On August 12, 2013, Mr. Sparrow acquired 500,000 common shares, upon exercising stock options, at an exercise price of $0.05 per common share.

Compensation of Directors

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

On June 20, 2013, our Board of Directors granted each of its directors, Dr. Horst A. Schmid, Mr. Said Arrata, Mr. Satya Das, Mr. David Roff, Mr. Curtis Sparrow and Mr. Malik Youyou, options to purchase 450,000 shares each of common stock at an exercise price of $0.05 per common share, 150,000 vesting immediately and the remaining vesting one-third on June 20, 2014, and one-third on June 20, 2015, with such options expiring on June 20, 2018.

Between August 12 and August 15, 2013, six directors and two consultants of our Company acquired a combined total of 3,768,096 common shares, upon exercising stock options and warrants, at exercise prices ranging from $0.05 to $0.14 per common share for total combined gross proceeds to our Company of $372,000. The common shares were issued pursuant to Section 4(2) of the 1933 Act.

For the period ended September 30, 2013, our Company recorded share based compensation expense related to stock options in the amount of $125,099 (September 30, 2012 - $108,664) on the stock options that vested on March 23, 2013 and on June 20, 2013. As of September 30, 2013, there was remaining unrecognized compensation cost of $83,853 related to the non-vested portion of these unit option awards. Compensation expense is based upon straight-line depreciation of the grant-date fair value over the vesting period of the underlying unit option.

Director Compensation at September 30, 2013
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dr. Horst A. Schmid	Disclosed in the Executive Compensation Summary under Item 11.
Mr. Said Arrata(2)	–	–	12,358	–	–	–	12,358
Mr. Satya Brata Das(3)	–	–	12,358	–	–	–	12,358
Mr. David Roff(4)	–	–	12,358	–	–	–	12,358
Mr. Curtis James Sparrow	Disclosed in the Executive Compensation Summary under Item 11.
Mr. Malik Youyou(5)	–	–	12,358	–	–	–	12,358

(1) These estimated valuations include the value of the vested options received on March 23, 2013 and June 20, 2013.

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

(4) Mr. David Roff has served our Company as Director since April 3, 2006.

(5) Mr. Malik Youyou has served our Company as Director since August 20, 2008.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

As of September 30, 2013, with respect to shares of Deep Well common stock that may be issued under our existing equity compensation plan, see Item 5 “Equity Compensation Plan Information” of this report on Form 10-K.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the number and percentage of the beneficial ownership of shares of Deep Well’s outstanding common stock as of December 31, 2013 by each person or group known by us to be the beneficial owner of more than 5%, and all of our directors and executive officers individually and as a group.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS As of December 31, 2013
Name and Address of Beneficial Owner	Title of Class	Number of Shares Beneficially Owned (1) (2)	Percentage of Class Beneficially Owned	Nature of Beneficial Ownership

Malik Youyou (†) Director Sadovnicheskeya nab 69 Moscow 115035, Russia	Common	183,827,014	61.12%(3)	Direct and Indirect

MP West Canada SAS Beneficial Owner of 5% or more 51, Rue D’Anjout Paris, 75008, France	Common	45,111,778	19.67(4)	Direct

Dr. Horst A. Schmid (†) Director and Chairman of the Board, President and Chief Executive Officer Suite 700, 10150 - 100 Street Edmonton, Alberta T5J 0P6 Canada	Common	4,750,000	2.06%(5)	Direct and Indirect

Mr. Satya Brata Das (†) Director Suite 710, 10150 - 100 Street Edmonton, Alberta T5J 0P6 Canada	Common	2,268,570	* (6)	Direct and Indirect

Mr. Curtis James Sparrow (†) Director, Chief Financial Officer, Corporate Secretary and Treasurer Suite 700, 10150 - 100 Street Edmonton, Alberta T5J 0P6 Canada	Common	1,650,000	* (7)	Direct and Indirect

Mr. Said Arrata (†) Director Suite 2320, 255 – 5 Avenue S.W. Calgary, Alberta T2P 3G6 Canada	Common	1,100,000	* (8)	Direct

Mr. David Roff (†) Director 27 Chicora Avenue Toronto, Ontario M5R 1W7 Canada	Common	762,441	* (9)	Direct

(†) All Officers and Directors as a Group	Common	194,358,025	64.11%	Direct and Indirect

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

(2) Based on 229,326,987 of our common shares issued and outstanding on December 31, 2013. For calculating the percentage of beneficial ownership separately for each person, his or her options, warrants or both that can be acquired within 60 days are included in both the numerator and the denominator. For the directors as a group, their collective options and warrants that can be acquired within 60 days are included in both the numerator and the denominator when calculating their group percentage ownership.

(3) Mr. Malik Youyou has served our Company as director from August 20, 2008 to present. As of December 31, 2013, Mr. Youyou beneficially owns 183,827,014 shares of our common stock, of which 105,175,042 shares are held directly and 7,223,402 shares are held indirectly by Westline Enterprises Limited, a corporation 100% owned by Mr. Youyou. Mr. Youyou also presently holds directly exercisable warrants to acquire 71,428,570 shares of our common stock. Assuming the issuance of 71,428,570 shares of our common stock, pursuant to the exercise of Mr. Youyou’s presently exercisable warrants, Mr. Youyou would beneficially own 61.12% of our Company’s outstanding common stock. As December 31, 2013, Mr. Youyou has not exercised any of these currently outstanding warrants and without the exercise of Mr. Youyou’s outstanding warrants, Mr. Youyou has a 49.01% ownership of our issued and outstanding common stock.

(4) Based solely on our statement of security holder listing report received from our transfer agent on December 31, 2013, MP West Canada SAS owns 45,111,778 shares of our common stock and based on this report MP West Canada SAS owns 19.67% of our Company’s issued and outstanding common stock.

(5) Dr. Horst A. Schmid has served our Company as director and Chairman of the Board from February 6, 2004 to present. Dr. Schmid has also served our Company as President and Chief Executive Officer from June 29, 2005 to present. Dr. Schmid beneficially owns 4,750,000 shares of our common stock, of which 150,000 shares are held directly and 3,130,000 shares are held indirectly by  Portwest Investments Ltd., a private corporation 100% owned by Dr. Schmid. Dr. Schmid also presently holds indirectly, through Portwest Investments Ltd., exercisable warrants to acquire 520,000 shares of our common stock and presently indirectly holds exercisable options to acquire 500,000 shares of our common stock. Dr. Schmid also presently holds directly exercisable option to acquire an additional 450,000 shares of our common stock. Assuming the issuance of 1,470,000 shares of common stock, pursuant to the exercise of Dr. Schmid’s presently exercisable warrants and options, Dr. Schmid would beneficially own 2.06% of our Company’s outstanding common stock. As December 31, 2013, Dr. Schmid has not exercised any of these currently outstanding warrants and options and without the exercise of Dr. Schmid’s outstanding warrants and options, Dr. Schmid has a 1.43% ownership of our issued and outstanding common stock.

(6) Mr. Satya Brata Das has served our Company as director since March 8, 2011. Mr. Das beneficially owns 2,268,570 shares of our common stock, of which 390,000 shares are held directly and 952,381 are held indirectly by  Cambridge Strategies Inc., a company 50% owned by Mr. Satya Brata Das and 50% owned by his wife. Mr. Das also presently holds indirectly through Cambridge Strategies Inc., exercisable warrants to acquire 476,189 shares of our common stock. Mr. Das also presently holds directly exercisable options to acquire an additional 450,000 shares of our common stock. Assuming the issuance of 926,189 shares of our common stock, pursuant to the exercise of Mr. Das’ presently exercisable warrants and options, Mr. Das would beneficially own 0.99% of our Company’s outstanding common stock. As December 31, 2013, Mr. Das has not exercised any of these currently outstanding warrants and options and without the exercise of Mr. Das’ outstanding warrants and options, Mr. Das has a 0.59% ownership of our issued and outstanding common stock.

(7) Mr. Sparrow has served our Company as director and Chief Financial Officer since February 9, 2004. Mr. Sparrow beneficially owns 1,650,000 shares of our common stock, of which 600,000 shares are held directly and 1,050,000 are held indirectly by Concorde Consulting, a private corporation owned 100% by Mr. Sparrow.  Mr. Sparrow owns 0.72% of our Company’s outstanding common stock.

(8) Mr. Said Arrata has served our Company as director since March 8, 2011. Mr. Arrata beneficially and directly owns 1,100,000 shares of our common stock. Mr. Arrata owns 0.48% of our Company’s outstanding common stock.

(9) Mr. David Roff has served our Company as director since April 3, 2006. Mr. Roff beneficially and directly owns 762,441 shares of our common stock. Mr. Roff owns 0.33% of our Company’s outstanding common stock.

Changes in Control

Except as described below, Deep Well is not aware of any arrangement that may result in a change in control of Deep Well or its subsidiary companies.

As of December 31, 2013, and based solely on Mr. Malik Youyou’s filed Form 4s, Mr. Youyou, a director of our Company, beneficially owns 183,827,014 common shares of Deep Well, representing 61.12% of Deep Well’s outstanding shares of common stock (assuming the exercise of all outstanding warrants held by Mr. Youyou).

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Effective November 23, 2012, pursuant to a subscription agreement, our Company completed a private placement with Mr. Malik Youyou of an aggregate of 42,857,142 units at a price of $0.07 per unit, for total gross proceeds of $3,000,000 (including a deposit received prior to September 30, 2012 of $300,000). Each unit is comprised of one common share and one common share purchase warrant. Each warrant entitles the holder to purchase one common share at a price of $0.105 for a period of three years from the date of closing, provided that if the closing price of the common shares of our Company on the principal market on which our common shares trade is equal to or exceeds $1.00 for thirty consecutive trading days, the warrant term will automatically accelerate to the date that is thirty calendar days following the date that written notice has been given to the warrant holder. No commission or finder’s fees were payable in connection with this private placement. The units were issued pursuant to Regulation S under the Securities Act of 1933, as amended. The warrants expire on November 23, 2015.

In our Company’s third fiscal quarter of 2013, our Company received a loan for $260,000 as a note payable from Mr. Malik Yoyou. As of the filing date of this annual report on Form 10-K, our Company has since paid this note payable in full to Mr. Youyou.

Mr. Malik Youyou has served our Company as director from August 20, 2008 to present. As of December 31, 2013, Mr. Youyou beneficially owns 183,827,014 shares of our common stock, of which 105,175,042 shares are held directly and 7,223,402 shares are held indirectly by Westline Enterprises Limited, a corporation 100% owned by Mr. Youyou. Mr. Youyou also presently holds directly exercisable warrants to acquire 71,428,570 shares of our common stock. Assuming the issuance of 71,428,570 shares of our common stock, pursuant to the exercise of Mr. Youyou’s presently exercisable warrants, Mr. Youyou would beneficially own 61.12% of our Company’s outstanding common stock. As December 31, 2013, Mr. Youyou has not exercised any of these currently outstanding warrants and without the exercise of Mr. Youyou’s outstanding warrants, Mr. Youyou has a 49.01% ownership of our issued and outstanding common stock.

Director Independence

See disclosure under Item 10 of this annual report on Form 10-K.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

In the fiscal year ended September 30, 2013, we paid Collins Barrow, an independent third party, PCAOB registered, chartered accounting firm fees of Cdn $10,500 relating to the preparation of our Company’s tax returns. All of our quarterly financial statements for the fiscal year ended September 30, 2013 were reviewed by Sadler, Gibb & Associates, L.L.C. and our September 30, 2012 year end was also audited by Sadler, Gibb & Associates, L.L.C. In the fiscal year ended September 30, 2012, we paid Collins Barrow, an independent third party, PCAOB registered, chartered accounting firm fees of Cdn $23,100, relating to the preparation of our Company’s tax returns and first quarter financial statements. All of our quarterly financial statements for the fiscal year ended September 30, 2012 were reviewed by Madsen & Associates, CPA’s Inc. and our September 30, 2012 year end was audited by Sadler, Gibb & Associates, L.L.C.

The following table is a summary of the fees billed to us by Sadler, Gibb & Associates, L.L.C. for professional services for the fiscal years ended September 30, 2013 and September 30, 2012:

Fee Category	Fiscal 2013 Fees	Fiscal 2012 Fees

Audit Fees	$29,500	$25,000
Audit Related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–
Total Fees	$29,500	$25,000

Audit Fees

Audit fees consist of fees for services provided by Sadler, Gibb & Associates, L.L.C. for the audit of our annual financial statements included in this annual report on Form 10-K for the year ended September 30, 2013.

Audit Committee Pre-Approval Policies and Procedures

Our Board of Directors has pre-approved, and pre-approves, all audit and non-audit services provided or to be provided by Sadler, Gibb & Associates, L.L.C. Our Board of Directors has considered the nature and amount of the fees billed by Sadler, Gibb & Associates, L.L.C., and believes that the provision of the services for activities unrelated to the audit of our financial statements is compatible with maintaining the independence of Sadler, Gibb & Associates, L.L.C.

PART IV

ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements filed with this report on Form 10-K

The following listed financial statements and report of independent registered public accounting firm are filed as part of this annual report on Form 10-K (see “Item 8 - Consolidated Financial Statements” of this report on Form 10-K):

1.	Consolidated Balance Sheets for September 30, 2013 and 2012.
2.	Consolidated Statements of Operations For the Years Ended September 30, 2013 and 2012 and the Period From September 10, 2003 (Inception of Exploration Stage) to September 30, 2013.
3.	Consolidated Statements of Shareholders’ Equity For the Period From September 10, 2003 (Inception of Exploration Stage) to September 30, 2013.
4.	Consolidated Statements of Cash Flows For the Years Ended September 30, 2013, 2012 and the Period From September 10, 2003 (Inception of Exploration Stage) to September 30, 2013.
5.	Notes to the Consolidated Financial Statements.
6.	Sadler, Gibb & Associates, L.L.C. Report of Independent Registered Public Accounting Firm.

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
3.6
Amended Articles of Incorporation filed with the State of Nevada on May 15, 2013 and effective on May 24, 2013, increasing the aggregate number of shares which the Company has authority to issue from 300,000,000 common shares, with $0.001 par value per share, to 600,000,000 common shares, with $0.001 par value per share, (incorporated by reference to exhibit 3.1 to our Form 8-K filed on May 17, 2013).

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

4.7	*
Form of Warrant issued pursuant to a Subscription Agreement dated July 10, 2013 by and among our Company with a consultant of our Company related to an Amending Agreement by and between Northern Alberta Oil Ltd. and Portwest Investments Ltd., dated July 10, 2013 (incorporated by reference to exhibit 4.2 to our Form 8-K filed on July 16, 2013).

10.1	*	Consulting agreement by and between Northern and Portwest Investments Ltd., dated July 1, 2005, (incorporated by reference to exhibit 10.16 to our Form 10-KSB filed on February 23, 2007).
10.2	*	Consulting agreement by and between Northern and Concorde Consulting, dated July 1, 2005, (incorporated by reference to exhibit 10.17 to our Form 10-KSB filed on February 23, 2007).
10.3	*	Deep Well Oil & Gas, Inc. Stock Option Plan (“The Plan”), effective November 28, 2005, (Form 8-K filed on March 3, 2006).
10.4	*	Sample Stock Option Agreements with all Directors, (incorporated by reference to exhibit 10.25 to our Form 10-KSB filed on February 23, 2007).
10.5	*	Sample Stock Option Agreements with all Contractors, (incorporated by reference to exhibit 10.26 to our Form 10-KSB filed on February 23, 2007).
10.5		Sample Indemnity Agreement with all Directors, (incorporated by reference to exhibit 10.27 to our Form 10-KSB filed on February 23, 2007).
10.6		Form of Subscription Agreement dated August 14, 2008 by and among our Company with one investor, (incorporated by reference to exhibit 4.1 to our Form 8-K filed on August 15, 2008).
10.7		Form of Subscription Agreement dated October 31, 2008 by and among our Company with one investor, (incorporated by reference to exhibit 4.4 to our Form 8-K filed on August 15, 2008).
10.8		Form of Subscription Agreement dated November 9, 2010 by and among our Company with two investors, (incorporated by reference to exhibit 4.1 to our Form 8-K filed on November 15, 2010).
10.9		Form of Subscription Agreement dated effective November 23, 2012 by and among our Company with one investor, (incorporated by reference to exhibit 4.1 to our Form 8-K filed on December 12, 2012).
10.10
Form of Purchase and Sale Agreement effective December 3, 2012 by and among our Company and 1132559 Alberta Ltd., (incorporated by reference to exhibit 10.1 to our Form 8-K filed on December 17, 2012).

10.11	*
Form of Subscription Agreement dated July 10, 2013 by and among our Company with a consultant of our Company, related to an Amending Agreement by and between Northern Alberta Oil Ltd. and Portwest Investments Ltd., dated July 10, 2013 (incorporated by reference to exhibit 4.1 to our Form 8-K filed on July 16, 2013).

10.12	*	Amended Consulting Agreement by and between Northern and Portwest Investments Ltd., dated July 10, 2013, (incorporated by reference to exhibit 10.3 to our Form 8-K filed on July 16, 2013).
10.13
Form of Subscription Agreement dated effective July 31, 2013 by and among our Company with one investor, (incorporated by reference to exhibit 4.1 to our Form 8-K filed on August 5, 2013 and exhibit 4.1 to our Form 8-K/A filed on October 15, 2013).

Farmout Agreement between the Company and MP West Canada SAS dated July 31, 2013, , (incorporated by reference to exhibit 10.1 to our Form 8-K filed on October 15, 2013).
10.14		SAGD Demonstration Project Agreement dated July 30, 2013 between the Company and its joint venture partner, (incorporated by reference to exhibit 4.1 to our Form 8-K filed on August 21, 2013).
10.15
Amending SAGD Demonstration Project Agreement dated August 15, 2013 between the Company and its joint venture partner, (incorporated by reference to exhibit 4.2 to our Form 8-K filed on August 21, 2013).

16.1
Changes in registrant’s certifying accountant, Letter of Madsen & Associates, CPA’s Inc. dated November 16, 2012, (incorporated by reference to exhibit 16.1 to our Form 8-K filed on December 17, 2012).

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

DEEP WELL OIL & GAS, INC.

By	/s/ Horst A. Schmid
Dr. Horst A. Schmid
Chairman of the Board

Date	January 14, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Horst A. Schmid
Dr. Horst A. Schmid
Chief Executive Officer and President
(Principal Executive Officer)

Date	January 14, 2014

By	/s/ C.J. Sparrow
Mr. Curtis James Sparrow
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date	January 14, 2014