Form 10-Q
period 2013-12-31
DEEP WELL OIL & GAS INC
filed 2014-02-14
CIK 869495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2013

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

The number of shares of common stock outstanding as of December 31, 2013 was 229,326,287.

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(An Exploration Stage Company)
Condensed Consolidated Balance Sheets
December 31, 2013 and September 30, 2013

	December 31,	September 30,
	2013	2013
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$4,415,799	$7,633,009
Accounts receivable net of allowance of $ 16,435 (September 30, 2013 - $17,408)	48,310	55,216
Prepaid expenses	2,679,614	82,700

Total Current Assets	7,143,723	7,770,925

Long term investments (Note 8)	332,027	343,565
Oil and gas properties, net (Notes 3 and 4)	15,939,463	15,921,770
Property and equipment, net of depreciation (Note 7)	312,341	330,108

TOTAL ASSETS	$23,727,554	$24,366,368

LIABILITIES
Current Liabilities
Accounts payable	$149,568	$268,258
Accounts payable – related parties (Note 9)	3,809	18,144
Loan payable – related parties (Note 9)	–	189,500

Total Current Liabilities	153,377	475,902

Asset retirement obligations (Note 10)	434,121	446,155

TOTAL LIABILITIES	587,498	922,057

SHAREHOLDERS’ EQUITY
Common Stock: (Note 11)
Authorized: 600,000,000 shares at $0.001 par value
Issued and outstanding: 229,326,987 shares
(September 30, 2013 – 229,326,987 shares)	229,326	229,326
Additional paid in capital	40,109,465	39,953,091
Deposits on stock subscription (Note 11)	–	–
Deficit accumulated during exploration stage	(17,198,735)	(16,738,106)

Total Shareholders’ Equity	23,140,056	23,444,311

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$23,727,554	$24,366,368

See accompanying notes to the condensed consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(An Exploration Stage Company)
(Unaudited)
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months Ended December 31, 2013 and 2012 and the Period from September 10, 2003
(Inception of Exploration Stage) to December 31, 2013

	Three Months	Three Months	September 10, 2003
	Ended	Ended	Inception
	December 31,	December 31,	to December 31,
	2013	2012	2013

Revenue	$–	$–	$–

Expenses
General and administrative	446,270	220,628	15,297,561
Cost related to Farmout (Note 3)	–	–	1,790,684
Depreciation and accretion	24,514	28,500	807,278

Net loss from operations	(470,784)	(249,128)	(17,895,523)

Other income and expenses
Rental and other income	8,103	262,832	355,512
Interest income	2,051	591	237,809
Interest expense	–	–	(208,580)
Forgiveness of loan payable	–	–	287,406
Settlement of debt	–	–	24,866
Gain/Loss on disposal of assets	–	–	(226)

Net income (loss) and comprehensive income (loss)	$(460,630)	$14,295	$(17,198,736)

Net loss per common share
Basic and Diluted	$0.00	$0.00

Weighted Average Outstanding Shares (in thousands)
Basic and Diluted	229,327	154,442

See accompanying notes to the condensed consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(An Exploration Stage Company)
(Unaudited)
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended December 31, 2013 and 2012 and the Period from September 10, 2003
(Inception of Exploration Stage) to December 31, 2013

	Three Months	Three Months	September 10,
	Ended	Ended	2003 Inception to
	December 31,	December 31,	December 31,
	2013	2012	2013

Cash Provided by (Used in):

Operating Activities
Net income (loss)	$(460,630)	$14,295	$(17,198,736)
Items not affecting cash:
Share based compensation	156,374	13,963	1,607,560
Bad debts		(267,962)	249,966
Depreciation and accretion	24,514	28,500	807,278
Forgiveness of loan payable and accounts payable	–	–	(53,004)
Settlement of lawsuit	–	–	447,823
Commissions withheld from loans proceeds	–	–	121,000
Loss on disposal of assets	–	–	226
Net changes in non-cash working capital (Note 13)	(2,723,032)	171,472	(3,100,213)

Net Cash (Used) in Operating Activities	(3,002,774)	(39,732)	(17,118,100)

Investing Activities
Purchase of property and equipment	(407)	–	(904,876)
Investment in oil and gas properties	(25,355)	(2,543,465)	(11,202,599)
Long term investments	826	(7,694)	(304,537)
Cash from acquisition of subsidiary	–	–	11,141
Return of costs from Farmout Agreement	–	–	961,426

Net Cash (Used) in Investing Activities	(24,936)	(2,551,159)	(11,439,445)

Financing Activities
Proceeds from Loan payable	–	–	275,852
Payments on Loan payable – related parties	(189,500)	–	(741,246)
Note payable repayment	–	–	(111,306)
Debenture repayment	–	–	(1,004,890)
Deposit on stock subscription	–	–	300,000
Proceeds from issuance of common stock	–	2,700,000	46,270,999
Proceeds from debenture net of commissions	–	–	879,000
Return of capital distribution	–	–	(12,895,065)

Net Cash Provided by Financing Activities	(189,500)	2,700,000	32,973,344

Increase (decrease) in cash and cash equivalents	(3,217,210)	109,109	4,415,799

Cash and cash equivalents, beginning of period	7,633,009	244,191	–

Cash and cash equivalents, end of period	$4,415,799	$353,300	$4,415,799

Supplemental Cash Flow Information:
Cash paid for interest	$–	$–	202,159

See accompanying notes to the condensed consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(An Exploration Stage Company)
(Unaudited)
Notes to the Condensed Consolidated Financial Statements
December 31, 2013

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

These consolidated financial statements have been prepared showing the name “Deep Well Oil & Gas, Inc. (and Subsidiaries)” (“the Company”) and the post-split common stock, with $0.001 par value, from inception. The accumulated deficit has been restated to zero and dated September 10, 2003, with the statement of operations to begin on that date.

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

These interim condensed consolidated financial statements follow the same significant accounting policies and methods of application as the Company’s annual consolidated financial statements for the year ended September 30, 2013.

These statements reflect all adjustments, consisting solely of normal recurring adjustments (unless otherwise disclosed) which, in the opinion of management, are necessary for a fair presentation of the information contained therein. However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2013.

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

Allowance for Doubtful Accounts

The Company determines allowances for doubtful accounts based on aging of specific accounts. Accounts receivable are stated at the historical carrying amounts net of allowances for doubtful accounts and include only the amounts the Company deems to be collectable. The allowance for bad debts was $16,435 and $17,048 at December 31, 2013 and September 30, 2013 respectively. See note 16 for a description of amounts relating to this balance.

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

Long-Lived Assets

The Company reviews for the impairment of long-lived assets annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment is measured as the amount by which the assets’ carrying value exceeds its fair value. No impairments to our long-lived assets were identified or recorded in the three months ended December 31, 2013 or in the fiscal years ended September 30, 2013 and 2012.

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

Revisions in estimated liabilities can result from revisions of estimated inflation rates, escalating retirement costs, and changes in the estimated timing of settling asset retirement obligations. As at December 31, 2013 and September 30, 2013, asset retirement obligations amount to $434,121 and $446,155, respectively. The Company has posted bonds, where required, with the Government of Alberta based on the amount the government estimates the cost of abandonment and reclamation to be.

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

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights, unless the exercise becomes antidilutive and then the basic and diluted per share amounts are the same. There were 56,391,805 common stock equivalents excluded from the calculation because their effect would be antidilutive.

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

The Company has acquired interests in certain oil sands properties located in North Central Alberta, Canada. The terms include certain commitments related to oil sands properties that require the payments of rents as long as the leases are non-producing. As of December 31, 2013, the Company’s net payments due in Canadian dollars under this commitment are as follows:

2014	$35,549
2015	$47,398
2016	$47,398
2017	$47,398
2018	$47,398
Subsequent	$46,502

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

The Company plans to meet the second of these conditions. As at December 31, 2013 and September 30, 2013, the Company has an interest in ten wells, which can be counted towards these requirements.

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

This consists of comparing the carrying value of the asset with the asset’s expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions. Proven oil and gas properties are reviewed for impairment on a field-by-field basis. No impairment losses were recognized for the period ended December 31, 2013 (September 30, 2013 - $nil).

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

On December 3, 2012, the Company entered into and subsequently closed a Purchase and Sale agreement with the Company’s former joint venture partner 1132559 Alberta Ltd. (“113” a private company) and acquired 113’s 10% working interest in most of the Sawn Lake oil sands properties where the Company already owns working interests, in exchange for the following:

1.)	$2,412,960 (Cdn $2,400,000);

2.)	The discontinuance, without costs, of the Court of Queen’s Bench, Judicial District of Edmonton, Action No. 0803-0869 and Action No. 1003-14659 filed by the Company against 113.

On July 30, 2013, the Company entered into a Steam Assisted Gravity Drainage demonstration project (“SAGD Project”) Agreement with the Company’s joint venture partner to participate in a recently, Alberta Energy Regulator (“AER”), approved SAGD Project on the Company’s jointly owned oil sands properties located in North Central Alberta, Canada (also known as the Sawn Lake heavy oil reservoir). On August 15, 2013, and in accordance with the SAGD Project Agreement and the Amendment, the Company served notice (“Notice of Election”) to its joint venture partner of the Company’s election to participate in the SAGD Project. Upon signing the Notice of Election the Company was required to pay in full the cash calls for the Company’s initial share of the costs of the SAGD Project and in accordance with a Farmout Agreement dated July 31, 2013 the Company has since paid the cash calls in full.

On July 31, 2013, the Company entered into Farmout agreement (the “Farmout Agreement”) with an additional joint venture partner (the “Farmee”) to fund the Company’s share of the recently AER approved SAGD Project at the Company’s Sawn Lake heavy oil reservoir in North Central Alberta, Canada. In accordance with the Farmout Agreement the Farmee has agreed to provide up to $40,000,000 in funding for the Company’s portion of the costs for the SAGD Project, in return for a net 25% working interest in 12 sections where the Company has a working interest of 50%. As required by the Farmout Agreement, the Farmee has since paid in full the cash calls to the operator of the SAGD Project for the Farmee’s share and the Company’s share of the initial costs of the SAGD Project. The Farmee will also provide funding to cover monthly operating expenses of the Company, of which the first such payment shall be in respect of the month of August 2013 and not to exceed $30,000 per month. In addition, by December 31, 2014, the Farmee has the option to elect to obtain a working interest of 40% to 45% working interest in the remaining 56 sections of land where the Company has working interests ranging from 80% to 90%, by committing $110,000,000 of financing to the Company’s Sawn Lake oil sands project. An agent fee of $1,500,000 was paid in connection with the Farmout Agreement.

On October 9, 2013, and in connection to the SAGD Project agreement dated July 30, 2013, the Company entered into a Water Rights Conveyance Agreement whereby the Company acquired a 25% working interest in one water source well and one water disposal well for a cost of $425,000 Cdn, which in turn was reimbursed to the Company by the Farmee. Also pursuant to the Water Rights Conveyance Agreement dated October 9, 2013 and the SAGD Project agreement dated July 30, 2013, the Company was issued a cash call in the amount of $1,058,568 Cdn for the expenditures relating to the water source well, water disposal well and pipelines to connect them to the SAGD Project surface facility. The Farmee has since paid this cash call in the amount of $1,058,568 Cdn pursuant to the Farmout Agreement dated July 31, 2013.

4.	Capitalization of Costs Incurred in Oil and Gas Activities

The Company accounts for the cost of exploratory wells and continues to capitalize exploratory well costs after the completion of drilling as long as sufficient progress is being made in assessing the oil sands reserves to justify its completion as a producing well.

For the period ended December 31, 2013, the Company’s management determined that sufficient progress has been made in assessing its oil sands reserves for continued capitalization of exploratory well costs. In relation to this sufficient progress assessment of its oil sands project the Company considered among other criteria; long lead times in getting regulatory approval for oil sands thermal recovery projects, road bans, winter access only properties and governmental and environmental regulations which can and often delay development of oil sands projects. Because of these and other factors, the Company’s oil sands project can take significantly longer to complete than regular conventional drilling programs for lighter oil. To date the Company’s geological, engineering, economic studies recently AER approved thermal recovery projects continue to lead them to believe that there is continuing progress toward bringing the project to commercial production. Therefore, the Company has continued to capitalize its costs associated with its oil sands project.

For the Company’s exploratory wells, drilling costs are capitalized on the balance sheet under “Oil and Gas Properties” line item, pending a determination of whether potentially economic oil sands reserves have been discovered by the drilling effort to justify completion of the find as a producing well. The Company periodically assesses the exploration and drilling capitalized costs for impairment and once a determination is made that a well is of no potential economic value, the costs related to that well are expensed as dry hole and reported in exploration expense. No impairments to the Company’s long-lived assets were identified or recorded in the three months ended December, 2013 or in the fiscal years ended September 30, 2013 and 2012.

The following table illustrates capitalized costs relating to oil and gas – producing activities for the three months ended December 31, 2013 and the fiscal year ended September 30, 2013:

	December 31, 2013	September 30, 2013

Unproved Oil and Gas Properties	$15,983,448	$15,963,517
Proved Oil and Gas Properties	–	–
Accumulated Depreciation	(43,985)	(41,747)

Net Capitalized Cost	$15,939,463	$15,921,770

5.	Exploration Activities

The following table presents information regarding the Company’s costs incurred in the oil and gas property acquisition, exploration and development activities for the three months ended December 31, 2013 and the fiscal year ended September 30, 2013:

	December 31, 2013	September 30, 2013

Acquisition of Properties:
Proved	$–	$–
Unproved	19,930	2,740,967
Exploration costs	3,045	55,810
Development costs	–	–

6.	Investment in Equity Securities

On February 25, 2005, the Company acquired an interest in Signet Energy Inc. (“Signet” formerly Surge Global Energy, Inc.) as a result of a Farmout Agreement dated February 25, 2005. Signet amalgamated with Andora Energy Corporation (“Andora”) in 2007.

As of November 19, 2008, the Company converted its Signet shares into 2,241,558 shares of Andora, which represents an equity interest in Andora of approximately 2.24% as of September 30, 2013, which is Andora’s fiscal year end. These shares are carried at a nominal value using the cost method and their value is included under oil and gas properties on the Company’s balance sheet.

7.	Property and Equipment

	December 31, 2013
		Accumulated	Net Book
	Cost	Depreciation	Value

Computer equipment	$31,492	$30,674	$818
Office furniture and equipment	33,199	25,351	7,848
Software	5,826	5,826	–
Leasehold improvements	4,936	4,769	167
Portable work camp	170,580	138,378	32,202
Vehicles	38,077	30,889	7,188
Oilfield equipment	249,046	113,652	135,394
Road mats	364,614	295,783	68,831
Wellhead	3,254	1,753	1,501
Tanks	96,085	37,693	58,392
	$997,109	$684,768	$312,341

	September 30, 2013
		Accumulated	Net Book
	Cost	Depreciation	Value

Computer equipment	$31,084	$30,576	$508
Office furniture and equipment	33,199	24,938	8,261
Software	5,826	5,826	–
Leasehold improvements	4,936	4,602	334
Portable work camp	170,580	135,767	34,813
Vehicles	38,077	30,306	7,771
Oilfield equipment	249,045	106,527	142,518
Road mats	364,614	290,202	74,412
Wellhead	3,254	1,653	1,601
Tanks	96,085	36,196	59,889
	$996,700	$666,593	$330,107

There was $18,176 of depreciation expense for the period ended December 31, 2013 (December 31, 2012 - $22,500 and September 30, 2013 - $86,884).

8.	Long Term Investments

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

9.	Significant Transactions With Related Parties

Accounts payable – related parties was $3,809 as of December 31, 2013 (September 30, 2013 - $18,144) for fees payable to corporations owned by directors. This amount is unsecured, non-interest bearing, and has no fixed terms of repayment.

As of December 31, 2013, officers, directors, their families, and their controlled entities have acquired 52.56% of the Company’s outstanding common capital stock. This percentage does not include unexercised warrants or stock options.

The Company incurred expenses $42,894 to one related party for consulting services during the period ended December 31, 2013 (September 30, 2013 - $275,800). These amounts are included in the balance of accounts payable – related parties as of December 31, 2013.

In November 2013, a note payable in the amount of $189,500 from one of the Company’s directors was fully paid.

10.	Asset Retirement Obligations

The total future asset retirement obligation is estimated by management based on the Company’s net working interests in all wells and facilities, estimated costs to reclaim and abandon wells and facilities and the estimated timing of the costs to be incurred in future periods. At December 31, 2013, the Company estimates the undiscounted cash flows related to asset retirement obligation to total approximately $650,031 (September 30, 2013 - $674,296). The fair value of the liability at December 31, 2013 is estimated to be $434,121 (September 30, 2013 - $446,155) using a risk free rate of 3.74% and an inflation rate of 2%. The actual costs to settle the obligation are expected to occur in approximately 35 years.

Changes to the asset retirement obligation were as follows:

	December 31, 2013	September 30, 2013
Balance, beginning of period	$446,155	$425,700
Liabilities incurred	–	23,400
Effect of foreign exchange	(16,134)	(19,299)
Disposal	–	–
Accretion expense	4,100	16,354
Balance, end of period	$434,121	$446,155

11.	Common Stock

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

The following table summarizes the Company’s warrants outstanding as of December 31, 2013:

	Shares Underlying Warrants Outstanding			Shares Underlying Warrants Exercisable
Range of Exercise Price	Shares Underlying Warrants Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Warrants Exercisable	Weighted Average Exercise Price

$0.105 at December 31, 2013	71,904,759	1.90	0.105	71,904,759	0.105
$0.075 at December 31, 2013	520,000	2.47	0.075	520,000	0.075
	72,424,759	1.90	0.105	72,424,759	0.105

The following is a summary of warrant activity for the period ended December 31, 2013:

	Number of Warrants	Weighted Average Exercise Price	Intrinsic Value

Balance, September 30, 2013	72,424,759	$0.105	$0.195
Granted	–	–	–
Exercised	–	–	–
Balance, December 31, 2013	72,424,759	$0.105	$0.335

Outstanding Warrants, December 31, 2013	72,424,759	$0.105	$0.335

There were 72,424,759 warrants outstanding as of December 31, 2013 (September 30, 2013 – 72,424,759), which have a historical fair market value of $1,743,336 (September 30, 2013 - $1,743,336).

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

From August 12 to 15, 2013, there were 3,200,000 stock options exercised for total gross proceeds to the Company of $322,000 from six directors and one consultant.

On October 28, 2013, the Company granted a contractor an option to purchase 250,000 shares of common stock at an exercise price of $0.30 per Common Share, all vesting immediately, with a five-year life, for his services in connection with the Farmout Agreement dated July 31, 2013.

On December 4, 2013, the Company appointed a new director to its Board and in connection with the appointment the Company granted the new director an option to purchase 450,000 shares each of common stock at an exercise price of $0.34 per Common Share, 150,000 vesting immediately and the remaining vesting one-third on December 4, 2014, and one-third on December 4, 2015, with a five-year life.

For the period ended December 31, 2013, the Company recorded share based compensation expense related to stock options in the amount of $156,374 (September 30, 2013 – $125,099) on the 5,050,000 stock options that were issued on March 23, 2011, June 20, 2013, October 28, 2013 and December 4, 2013. No options were exercised during the period ended December 31, 2013. As of December 31, 2013, there was remaining unrecognized compensation cost of $161,734 related to the non-vested portion of these unit option awards. Compensation expense is based upon straight-line depreciation of the grant-date fair value over the vesting period of the underlying unit option.

	Shares Underlying Options Outstanding			Shares Underlying Options Exercisable
Range of Exercise Prices	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price

$0.14 at December 31, 2013	900,000	2.23	$0.14	900,000	$0.14
$0.05 at December 31, 2013	3,450,000	4.47	0.05	550,000	0.05
$0.30 at December 31, 2013	250,000	4.83	0.30	250,000	0.30
$0.34 at December 31, 2013	450,000	4.93	0.34	150,000	0.34
	5,050,000	4.13	$0.10	1,850,000	$0.29

The aggregate intrinsic value of exercisable options as of December 31, 2013, was $0.29 (September 30, 2013 - $0.19).

The following is a summary of stock option activity as at December 31, 2013:

	Number of Underlying Shares	Weighted Average Exercise Price	Weighted Average Fair Market Value

Balance, September 30, 2013	4,350,000	$0.07	$0.06

Balance, December 31, 2013	5,050,000	$0.10	$0.09

Exercisable, December 31, 2013	1,850,000	$0.15	$0.14

A summary of the options granted at December 31, 2013 and September 30, 2013 and changes during the periods then ended is presented below:

	December 31, 2013		September 30, 2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding balance at beginning of period	900,000	$0.14	1,800,000	$0.14
Vested at March 23, 2013	3,450,000	0.05	900,000	0.14
Granted at June 20, 2013	–	–	4,850,000	0.05
Vested at June 20,2013	–	–	1,950,000	0.05
Exercised August 12 – 15, 2013	–	–	1,800,000	0.14
Exercised August 12 – 15, 2013	–	–	1,400,000	0.05
Granted at October 28, 2013	250,000	0.30	–	–
Granted at December 4, 2013	450,000	0.34	–	–
Outstanding at end of period	5,050,000	$0.10	4,350,000	$0.07
Exercisable	1,850,000	0.15	1,450,000	0.11

There were 3,200,000 unvested stock options outstanding as of December 31, 2013 (September 30, 2013 – 2,900,000).

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

Expected Volatility – Expected volatilities are based on historical volatility of the Company’s stock, adjusted where determined by management for unusual and non-representative stock price activity not expected to recur. The expected volatility used ranged from 96% to 122%.

Expected Dividend – The Black-Scholes valuation model calls for a single expected dividend yield as an input. The Company currently pays no dividends and does not expect to pay dividends in the foreseeable future.

Risk-Free Interest rate – The Company bases the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The risk-free rate used ranged from 0.62% to 1.45%.

13.	Changes in Non-Cash Working Capital

	Three Months Ended	Three Months Ended
	December 31, 2013	December 31, 2012

Accounts receivable	$(6,906)	$134,544
Prepaid expenses	2,596,914	(2,056)
Accounts payable	133,024	38,984
	$2,723,032	$171,472

14.	Commitments

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

v.	The Consultant received:

a.	$70,000 Cdn, and

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

As of December 31, 2013, no fees were owed to Portwest Investments Ltd. As of September 30, 2013, the Company had settled all outstanding amounts owed to Portwest Investments Ltd.

2.)
Concorde Consulting, a company owned 100% by Mr. Curtis J. Sparrow, for providing services as Chief Financial Officer to the Company for Cdn $15,000 per month. As of December 31, 2013 the Company did not owe Concorde Consulting any of this amount.

Rental Agreement

On December 1, 2008, the Company entered into one office lease agreement commencing December 1, 2007 and expiring on December 31, 2013. On January 21, 2014, the Company renewed its Edmonton office lease commencing effective on January 1, 2014 and expiring on June 30, 2015. The quarterly payments due in Cdn are as follows:

2014 Q2 (January - March)	$9,031
2014 Q3 (April - June)	9,031
2014 Q4 (July - September)	9,031
2015 Q1 (October - December)	9,031
2015 Q2 (January - March)	9,031
2015 Q3 (April - June)	9,031

15.	Legal Actions

IGM Resources Corp vs. Deep Well Oil & Gas, Inc., et al

On March 10, 2005, I.G.M. Resources Corp. (“the Plaintiff”) filed against Classic Energy Inc., 979708 Alberta Ltd., Deep Well Oil & Gas, Inc., Nearshore Petroleum Corporation, Mr. Steven P. Gawne, Rebekah Gawne, Gawne Family Trust, 1089144 Alberta Ltd., John F. Brown, Diane Lynn McClaflin, Cassandra Doreen Brown, Elissa Alexandra Brown, Brown Family Trust, Priority Exploration Ltd., Northern Alberta Oil Ltd. and Gordon Skulmoski (the “IGM Defendants”) a Statement of Claim in the Court of Queen's Bench of Alberta Judicial District of Calgary. This suit is a part of a series of lawsuits or actions undertaken by the Plaintiff against some of the other above IGM Defendants.

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

This lawsuit has been stayed pending the outcome of the other litigation by the Plaintiff against some of the above IGM Defendants other than Deep Well and Northern. The Company believes the claims are without merit and will vigorously defend against them. As at December 31, 2013, no contingent liability has been recorded, as the Company believes that a successful outcome for the Plaintiff is remote.

16.	Rental and Other Income

The Company reversed part of the receivables and bad debts for the Company’s joint venture co-owners in the period at an amount of $267,962 (Cdn $265,651) of which $239,459 (Cdn $239,268) was related to a purchase agreement wherein the Company acquired an additional 10% working interest in most of the Sawn Lake oil sands properties where the Company already owns working interests, in exchange for $2,412,960 (Cdn $2,400,000), the discontinuance of two lawsuits, and forgiving the amounts owed and any defaults and penalties that the Company had imposed. This amount was included in Rental and Other Income as of December 31, 2012.

17.	Subsequent Events

On December 1, 2008, the Company entered into one office lease agreement commencing December 1, 2007 and expiring on December 31, 2013. On January 21, 2014, the Company renewed its Edmonton office lease commencing on January 1, 2014 and expiring on June 30, 2015. See Note 14 to the consolidated financial statements for further information.

As described in Note 15 above, on March 10, 2005, I.G.M. Resources Corp. (the “Plaintiff”) filed a Statement of Claim in the Court of Queen’s Bench of Alberta Judicial District of Calgary against the Company and certain other defendants (collectively, the “IGM Defendants”). The Plaintiff, a minority shareholder in one of the IGM Defendants, alleged that the value of certain assets that had been sold by the company in which it was a shareholder was far in excess of the consideration paid for the assets. This lawsuit was part of a series of lawsuits or actions undertaken by the Plaintiff against some of the other IGM Defendants. As part of the lawsuit, the Plaintiff sought an order setting aside the asset sale transaction and returning the assets to the selling party, compensation in the amount of Cdn $15,000,000, and certain other relief. On February 11, 2014, the Company was notified that this lawsuit has been dismissed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes. For the purpose of this discussion, unless the context indicates another meaning, the terms: “Deep Well,” “Company,” “we,” “us” and “our” refer to Deep Well Oil & Gas, Inc. and its subsidiaries. This discussion includes forward-looking statements that reflect our current views with respect to future events and financial performance that involve risks and uncertainties. Our actual results, performance or achievements could differ materially from those anticipated in the forward-looking statements as a result of certain factors including risks discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Forward-Looking Statements” below and elsewhere in this report, and under the heading “Risk Factors” and “Environmental Laws and Regulations” disclosed in our annual report on Form 10-K for the fiscal year ended September 30, 2012, filed with the Securities and Exchange Commission on January 14, 2014.

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

Results of Operations

We are an exploration stage company and as such do not have commercial production on any of our properties and, accordingly, we currently do not generate cash from operations. Since the inception of our current business plan, our operations have consisted primarily of various exploration and start-up activities relating to our properties, which included acquiring lease holdings by acquisitions and public offerings, seeking investors, locating joint venture partners, acquiring and analyzing seismic data, engaging various firms to comply with leasehold conditions, environmental regulations, as well as providing project management, drilling, testing and analysis of wells to define our oil sands reservoir, development planning to use thermal recovery technology and to develop our long term business strategies. For the three months ended December 31, 2013, and for the comparable period in the prior year, we generated no revenues from operations.

	Three Months Ended	Three Months Ended	September 10, 2003 to
	December 31, 2013	December 31, 2012	December 31, 2013

Revenue	$–	$–	$–
Expenses
General and administrative	$446,270	$220,628	$15,297,561
Cost related to Farmout (Note 3)	–	–	1,790,684
Depreciation and accretion	24,514	28,500	807,278

Net loss from operations	(470,784)	(249,128)	(17,895,523)

Other income and expenses
Rental and other income	8,103	262,832	355,512
Interest income	2,051	591	237,809
Interest expense	–	–	(208,580)
Forgiveness of loan payable	–	–	287,406
Settlement of debt	–	–	24,866
(Gain) Loss on disposal of assets	–	–	(226)

Net Income (loss) and comprehensive loss	$(460,630)	$14,295	$(17,198,736)

For the three months ended December 31, 2013, our general and administrative expenses increased by $225,642 compared to the three months ended December 31, 2012, which was primarily due to (i) an increase of $142,412 in non-cash share-based compensation charged to expense, which was due to vested stock options we granted on October 28, 2013 and December 4, 2013 to one contractor and one of our directors; (ii) an increase of foreign exchange loss of $111,712, due to the currency depreciation of the Canadian dollar conversion to U.S. dollars; (iii) an increase in engineering fees for the preparation of an independent reserves evaluation of our Sawn Lake properties; and (iv) an increase in legal fees in connection to entering into a new proposed Joint Operating Agreement with our two joint venture partners and an increase in Canadian regulatory disclosure fees due to an increase in our in our continuous public disclosure requirements. We also received $90,000 during this quarter from one of our joint venture partners in accordance with a farmout agreement to offset some of our monthly operational expenses. After adjusting for the non-cash items listed above, our general and administrative expenses were $185,295 for the three months ended December 31, 2013 compared to $216,634 for the three months ended December 31, 2012.

For the three months ended December 31, 2013, our depreciation and accretion expense decreased by $3,986 compared to the three months ended December 31, 2012, which was primarily due to the depreciating value of our assets. Depreciation expense is computed using the declining balance method over the estimated useful life of the asset. In compliance with our accounting policy, only half of the depreciation is taken in the year of acquisition. No significant asset purchases were made in the quarter ended December 31, 2013.

For the three months ended December 31, 2013, rental and other income decreased by $254,729 compared to the three months ended December 31, 2012, which was primarily due to the recovery of bad debts incurred in December 2012 in connection with a Purchase and Sale agreement whereby our Company acquired an additional 10% working interest in most of the Sawn Lake oil sands properties where we already have working interests. As of December 31, 2013, our bad debt was $nil.

For the three months ended December 31, 2013, interest income increased by $1,460 compared to the three months ended December 31, 2012.

As a result of the above transactions, we recorded an increase of $474,925 in our net loss and comprehensive loss from operations for the three months ended December 31, 2013 compared to the three months ended December 31, 2012. As discussed above, this increase was primarily due to an increase in non-cash share based compensation expenses, foreign exchange loss, engineering and legal fees.

Operations

As previously disclosed by us, on July 30, 2013 we entered into a farmout agreement (the “Farmout Agreement”) with our new joint venture partner, MP West Canada SAS (the “Farmee”), to fund our share of the recently Alberta Energy Regulator (“AER”) approved Steam Assisted Gravity Drainage Demonstration Project (the “SAGD Project”). The SAGD Project is located on our joint Sawn Lake properties in the Peace River oil sands region of Alberta. In accordance with the Farmout Agreement, the Farmee has agreed to provide up to $40,000,000 in funding for our portion of the costs for the SAGD Project, in return for a net 25% working interest in 12 sections where we have a working interest of 50% (before the Farmout Agreement). As required by the Farmout Agreement, the Farmee has paid Cdn $11,014,946 to the operator of the SAGD Project for the Farmee’s share and our share of the initial costs of the SAGD Project. Also, the Farmee is required to provide funding to cover our monthly operating expenses not to exceed $30,000 per month. In addition, the Farmee has the option to elect to obtain a working interest ranging from 40% to 45% in the remaining 56 sections of land where we have working interests ranging from 80% to 90%, by committing $110,000,000 of financing for the development of our Sawn Lake oil sands project. In addition to and as contemplated by the Farmout Agreement, we also completed a private placement financing with the Farmee, for aggregate gross proceeds of $22,000,000, in connection with which we sold 45,111,778 common shares at a price of $0.488 per common share. As reported by our joint venture partner and operator of the SAGD Project, the first SAGD well pair has been drilled and completed. Equipment for the facility is ready for installation and steam injection at our joint SAGD Project is projected to commence in the first calendar quarter of 2014, with first production anticipated in the second calendar quarter of 2014.

In connection with the SAGD Project agreement dated July 30, 2013, we entered into a Water Rights Conveyance Agreement whereby we acquired a 25% working interest in one water source well and one water disposal well for a cost of Cdn $425,000, which in turn was reimbursed to us by the Farmee. As required by the Farmout Agreement, the Farmee has also paid Cdn $1,058,568 to the operator of the SAGD Project for the Farmee’s share and our share of the expenditures relating to the water source well, water disposal well and pipelines to connect them to the SAGD Project surface facility.

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

Liquidity and Capital Resources

As of December 31, 2013, our total assets were $23,727,554 compared to $24,366,368 as of September 30, 2013. This decrease of $638,815 in our total assets was primarily a result of (i) $150,000 paid for legal costs related to the Farmout Agreement, (ii) $189,500 paid to one of our directors for an outstanding loan payable, and (iii) general administrative expenses. Our total liabilities as of December 31, 2013 were $587,498 compared to $922,057 as of September 30, 2013. This decrease of $334,559 in our total liabilities was the result of payments for legal costs related to the Farmout Agreement and a loan payable owed to one of our directors, as mentioned above.

Our working capital (current liabilities subtracted from current assets) is as follows:

	Three Months Ended	Year Ended
	December 31, 2013	September 30, 2013

Current Assets	$7,143,723	$7,770,925
Current Liabilities	153,377	475,902
Working Capital	$6,990,346	$7,295,023

As of December 31, 2013, we had working capital of $6,990,346 compared to a working capital of $7,295,023 as of September 30, 2013. Currently we have no long-term third party debt other than our estimated asset retirement obligations on oil and gas properties. On July 31, 2013, we completed a private placement with MP West Canada SAS for aggregate gross cash proceeds of $22,000,000. Also as disclosed above, on July 31, 2013 our Company entered into the Farmout Agreement to fund our share of a recently approved joint AER SAGD Project.

As reported on our Consolidated Statement of Cash Flows under “Operating Activities”, for the three months ended December 31, 2013, our net cash used in operating activities was $3,002,774 compared to $39,732 for the three months ended December 31, 2012. This increase was primarily due to Cdn $2,697,600 being transferred into a trust account, for an option to purchase an interest as previously reported.

As reported on our Consolidated Statement of Cash Flows under “Investing Activities”, we had a decrease of $2,526,223 on investment in our oil and gas properties for the three months ended December 31, 2013 compared to the three months ended December 31, 2012. This decrease of net cash used in Investing Activities was due to our Company closing a purchase and sale agreement with our Company’s former joint venture partner in December 2012, whereby we acquired an additional 10% working interest in our joint properties along with a 10% working interest increase in the equipment purchased for the wells drilled within those joint properties, in exchange for $2,412,960 cash and the discontinuance of legal actions against our former joint venture partner to collect amounts owed to us for past operations conducted on our joint properties.

As reported on our Consolidated Statement of Cash Flows under “Financing Activities”, for the three months ended December 31, 2013, we had a decrease of $2,889,500 in net cash provided by Financing Activities from the comparable period ending December 31, 2012. This decrease of net cash used in Financing Activities was primarily due to us completing a private placement to one investor in November 2012 for total gross proceeds of $3,000,000. And in the three months ended December 31, 2013 we paid $189,500 for the remaining outstanding loan payable owed to one of our directors.

Our cash and cash equivalents as of December 31, 2013 was $4,415,799 compared to $353,300 for the quarter ended December 31, 2012. This increase in cash was due to the private placement described above. Currently we have no long-term debt other than our estimated asset retirement obligations on oil and gas properties.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Cautionary Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q, including all referenced exhibits, contains “forward-looking statements” within the meaning of the United States federal securities laws. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words "may," "believe," “intend,” "will," "anticipate," "expect," "estimate," "project," "future," “plan,” “strategy,” “probable,” “possible,” or “continue,” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters, often identify forward-looking statements. For these statements, Deep Well claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this quarterly report on Form 10-Q include, among others, statements with respect to:

•	our current business strategy;
•	our future financial position and projected costs;
•	our projected sources and uses of cash;
•	our plan for future development and operations, including the building of all-weather roads;
•	our drilling and testing plans;
•	our proposed thermal recovery projects;
•	the sufficiency of our capital in order to execute our business plan;
•	our resource estimates;
•	the timing and sources of our future funding.
•	the quantity of our reserves;
•	the value of our reserves;
•	the intent to issue a distribution to our shareholders.
•	our plans for development of our Sawn Lake properties;
•	funding from the Farmee to pay our costs for the joint SAGD project in connection to the Farmout Agreement;
•	additional sources of funding from the Farmout Agreement;
•	funding from the Farmee to cover our monthly operating expenses;
•	future production of our properties; and
•	expectations regarding the ability of our Company and its subsidiaries to raise capital and to continually add to reserves through acquisitions and development;

Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors, which may cause the actual results to differ materially from the anticipated future results expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those set forward in the forward-looking statements include, but are not limited to:

•	changes in general business or economic conditions;
•	changes in legislation or regulation that affect our business;
•	our ability to obtain necessary regulatory approvals and permits;
•	our ability to receive approvals from the AER for additional tests to further evaluate the wells on our lands;
•	our ability to obtain necessary regulatory approvals and permits for the development of our properties;
•	our Farmout Agreement and joint operating agreements;
•	opposition to our regulatory requests by various third parties;
•	actions of aboriginals, environmental activists and other industrial disturbances;
•	the costs of environmental reclamation of our lands;
•	availability of labor or materials or increases in their costs;
•	the availability of sufficient capital to finance our business plans on terms satisfactory to us;
•	adverse weather conditions and natural disasters;
•	unexpected adverse weather conditions affecting access to the Company’s properties;
•	risks associated with increased insurance costs or unavailability of adequate coverage;
•	volatility in market prices for crude oil, natural gas, and natural gas liquids;
•	competition;
•	changes in labor, equipment and capital costs;
•	future acquisitions or strategic partnerships;

•	the risks and costs inherent in litigation;
•	imprecision in estimates of reserves, resources and recoverable quantities of oil and natural gas;
•	product supply and demand;
•	imprecision in estimates of reserves and recoverable quantities of bitumen, oil and natural gas;
•	future appraisal of potential bitumen, oil and gas properties may involve unprofitable efforts;
•	the ability to meet minimum level of requirements to continue our oil sands leases;
•	changes in general business or economic conditions;
•	risks associated with the finding, determination, evaluation, assessment and measurement of bitumen, oil and gas deposits or reserves;
•	geological, technical, drilling and processing problems;
•	third party performance of obligations under contractual arrangements;
•	failure to obtain industry partner and other third party consents and approvals, when required;
•	treatment under governmental regulatory regimes and tax laws;
•	royalties payable in respect of bitumen, oil and gas production;
•	unanticipated operating events which can reduce production or cause production to be shut-in or delayed;
•	incorrect assessments of the value of acquisitions, and exploration and development programs;
•	changes in government regulatory regimes and tax laws;
•	stock market volatility and market valuation of the common shares of the Company;
•	fluctuations in currency and interest rates; and
•	the additional risks and uncertainties, many of which are beyond our control, referred to elsewhere in this quarterly report on Form 10-Q and in our other SEC filings.

The preceding bullets outline some of the risks and uncertainties that may affect our forward-looking statements. For a full description of risks and uncertainties, see the sections entitled “Risk Factors” and “Environmental Laws and Regulations” of our annual report on Form 10-K for the fiscal year ended September 30, 2013, filed with the SEC on January 14, 2014. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. Any forward looking statement speaks only as of the date on which it was made and, except as required by law, we disclaim any obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q, 8-K and any other SEC filing or amendments thereto should be consulted.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 under the Exchange Act and therefore we are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of our fiscal quarter ended December 31, 2013, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that as of the end of that quarter, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes In Internal Control Over Financial Reporting

During the fiscal quarter ended December 31, 2013 there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 10, 2005, I.G.M. Resources Corp. (the “Plaintiff”) filed a Statement of Claim in the Court of Queen’s Bench of Alberta Judicial District of Calgary against our Company and certain other defendants (collectively, the “IGM Defendants”). The Plaintiff, a minority shareholder in one of the IGM Defendants, alleged that the value of certain assets that had been sold by the company in which it was a shareholder was far in excess of the consideration paid for the assets. This lawsuit was part of a series of lawsuits or actions undertaken by the Plaintiff against some of the other IGM Defendants. As part of the lawsuit, the Plaintiff sought an order setting aside the asset sale transaction and returning the assets to the selling party, compensation in the amount of Cdn $15,000,000, and certain other relief. On February 11, 2014, we were notified that this lawsuit has been dismissed.

ITEM 1A. RISK FACTORS

Although we are a smaller reporting company as defined by Rule 12b-2 under the Exchange Act and are therefore not required to provide the information required under this item, there have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K for the fiscal year ended September 30, 2013, filed with the SEC on January 14, 2014, other than the following:

Our reserves data and any future net revenue are only estimates and are uncertain. There are numerous uncertainties inherent in estimating quantities of crude oil, oil sands and natural gas reserves and their estimated values, including many factors beyond our control. The reserves data disclosed in this report represent estimates only and may prove to be inaccurate because of these uncertainties. In general, estimates of economically recoverable crude oil, oil sands and natural gas reserves and the future net cash flows there from are based upon a number of variable factors and assumptions, such as product prices, future operating and capital costs, availability of future capital, historical production from the properties and the assumed effects of regulation by governmental agencies, including with respect to royalty payments, all of which may vary considerably from actual results. All such estimates are to some degree uncertain, and classifications of reserves are only attempts to define the degree of uncertainty involved.

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

DEEP WELL OIL & GAS, INC.

By	/s/ Horst A. Schmid
Dr. Horst A. Schmid
Chief Executive Officer and President
(Principal Executive Officer)

Date	February 14, 2014

By	/s/ C.J. Sparrow
Mr. Curtis James Sparrow
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date	February 14, 2014