Form 10-Q
period 2014-03-31
DEEP WELL OIL & GAS INC
filed 2014-05-15
CIK 869495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares of common stock outstanding as of March 31, 2014 was 229,326,287.

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(An Exploration Stage Company)
Condensed Consolidated Balance Sheets
March 31, 2014 and September 30, 2013

	March 31,	September 30,
	2014	2013
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$3,931,308	$7,633,009
Accounts receivable net of allowance of $nil (September 30, 2013 - $17,408)	157,579	55,216
Prepaid expenses	78,823	82,700

Total Current Assets	4,167,710	7,770,925

Long term investments (Note 8)	321,810	343,565
Oil and gas properties, net (Notes 3 and 4)	18,532,175	15,921,770
Property and equipment, net of depreciation (Note 7)	294,471	330,108

TOTAL ASSETS	$23,316,166	$24,366,368

LIABILITIES
Current Liabilities
Accounts payable	$86,895	$268,258
Accounts payable – related parties (Note 9)	–	18,144
Loan payable – related parties (Note 9)	–	189,500

Total Current Liabilities	86,895	475,902

Asset retirement obligations (Note 10)	423,614	446,155

TOTAL LIABILITIES	510,509	922,057

SHAREHOLDERS’ EQUITY
Common Stock: (Note 11)
Authorized: 600,000,000 shares at $0.001 par value
Issued and outstanding: 229,326,987 shares (September 30, 2013 – 229,326,987 shares)
Additional paid in capital	40,151,791	39,953,091
Deficit accumulated during exploration stage	(17,575,460)	(16,738,106)

Total Shareholders’ Equity	22,805,657	23,444,311

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$23,316,166	$24,366,368

See accompanying notes to the condensed consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(An Exploration Stage Company)
(Unaudited)
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three and Six Months Ended March 31, 2014 and 2013 and the Period from September 10, 2003 (Inception of Exploration Stage) to March 31, 2014

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended	September 10,
					2003 (Inception) to
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013	March 31, 2014

Revenue	$–	$–	$–	$–	$–

Expenses
General and administrative	360,944	203,362	807,214	423,990	15,658,505
Cost related to Farmout	–	–	–	–	1,790,684
Depreciation and accretion	24,011	27,599	48,525	56,099	831,289

Net loss from operations	(384,955)	(230,961)	(855,739)	(480,089)	(18,280,478)

Other income and expenses
Rental and other income	3,363	5,095	11,466	267,927	358,875
Interest income	4,867	755	6,918	1,346	242,676
Interest expense	–	–	–	–	(208,580)
Forgiveness of loan payable	–	–	–	–	287,406
Settlement of debt	–	–	–	–	24,866
Loss on disposal of assets	–	–	–	–	(226)

Net loss and comprehensive loss	$(376,725)	$(225,111)	$(837,355)	$(210,816)	$(17,575,461)

Net loss per common share
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Outstanding Shares (in thousands)
Basic and Diluted	229,326	179,597	229,326	166,881

See accompanying notes to the condensed consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(An Exploration Stage Company)
(Unaudited)
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended March 31, 2014 and 2013 and the Period from September 10, 2003 (Inception of Exploration Stage) to March 31, 2014

			September 10,
	Six Months Ended	Six Months Ended	2003 (Inception) to
	March 31,	March 31,	March 31,
	2014	2013	2014

Cash Provided by (Used in):

Operating Activities
Net income (loss)	$(837,355)	$(210,816)	$(17,575,461)
Items not affecting cash:
Share based compensation	198,700	25,952	1,649,886
Bad debts	430	(265,810)	250,396
Depreciation and accretion	48,525	56,099	831,289
Forgiveness of loan payable and accounts payable	–	–	(53,004)
Settlement of lawsuit	–	–	447,823
Commissions withheld from loans proceeds	–	–	121,000
Loss on disposal of assets	–	–	226
Net changes in non-cash working capital (Note 13)	(297,993)	191,970	(675,174)

Net Cash (Used) in Operating Activities	(887,693)	(202,605)	(15,003,019)

Investing Activities
Purchase of property and equipment	(406)	–	(904,875)
Investment in oil and gas properties	(2,625,693)	(2,566,139)	(13,802,937)
Long term investments	1,591	(13,074)	(303,772)
Cash from acquisition of subsidiary	–	–	11,141
Return of costs from Farmout Agreement	–	–	961,426

Net Cash (Used) in Investing Activities	(2,624,508)	(2,579,213)	(14,039,017)

Financing Activities
Proceeds from Loan payable	–	–	275,852
Payments on Loan payable – related parties	(189,500)	–	(741,246)
Note payable repayment	–	–	(111,306)
Debenture repayment	–	–	(1,004,890)
Deposit on stock subscription	–	–	300,000
Proceeds from issuance of common stock	–	2,700,000	46,270,999
Proceeds from debenture net of commissions	–	–	879,000
Return of capital distribution	–	–	(12,895,065)

Net Cash Provided by (Used in) Financing Activities	(189,500)	2,700,000	32,973,344

Increase (decrease) in cash and cash equivalents	(3,701,701)	(81,818)	3,931,308

Cash and cash equivalents, beginning of period	7,633,009	244,191	–

Cash and cash equivalents, end of period	$3,931,308	$162,373	$3,931,308

Supplemental Cash Flow Information:
Cash paid for interest	$–	$–	202,159

See accompanying notes to the condensed consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(An Exploration Stage Company)
(Unaudited)
Notes to the Condensed Consolidated Financial Statements
March 31, 2014

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

Allowance for Doubtful Accounts

The Company determines allowances for doubtful accounts based on aging of specific accounts. Accounts receivable are stated at the historical carrying amounts net of allowances for doubtful accounts and include only the amounts the Company deems to be collectable. The allowance for bad debts was $nil and $17,048 at March 31, 2014 and September 30, 2013 respectively. See note 16 for a description of amounts relating to this balance.

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

Long-Lived Assets

The Company reviews for the impairment of long-lived assets annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment is measured as the amount by which the assets’ carrying value exceeds its fair value. No impairments to our long-lived assets were identified or recorded in the three months ended March 31, 2014 or in the fiscal year ended September 30, 2013.

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

Revisions in estimated liabilities can result from revisions of estimated inflation rates, escalating retirement costs, and changes in the estimated timing of settling asset retirement obligations. As at March 31, 2014 and September 30, 2013, asset retirement obligations amount to $423,614 and $446,155, respectively. The Company has posted bonds, where required, with the Government of Alberta based on the amount the government estimates the cost of abandonment and reclamation to be.

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

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights, unless the exercise becomes antidilutive and then the basic and diluted per share amounts are the same. There were 46,525,767 common stock equivalents excluded from the calculation because their effect would be antidilutive.

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

The Company has acquired interests in certain oil sands properties located in North Central Alberta, Canada. The terms include certain commitments related to oil sands properties that require the payments of rents as long as the leases are non-producing. As of March 31, 2014, the Company’s net payments due in Canadian dollars under this commitment are as follows:

2014	$23,699
2015	$47,398
2016	$47,398
2017	$47,398
2018	$47,398
Subsequent	$46,502

The government of Alberta owns this land and the Company has acquired the rights to perform oil and gas activities on these lands. If the Company meets the conditions of the 15-year leases the Company will then be permitted to drill on and produce oil from the land into perpetuity. These conditions give the Company until the expiration of the leases to meet the following requirements on its primary oil sands leases:

1)	drill 68 wells throughout the 68 sections; or

2)	drill 44 wells within the 68 sections and having acquired and processed 2 miles of seismic on each other undrilled section.

The Company plans to meet the second of these conditions. As at March 31, 2014 and September 30, 2013, the Company has an interest in ten wells, which can be counted towards these requirements.

The Company has identified two other wells drilled on these leases, which may be included in the satisfaction of this requirement. The Company has also acquired and processed 25 miles of seismic on the leases, which can be counted towards these requirements.

The Company’s undeveloped oil sands acreage as of March 31, 2014, covers 43,015 gross acres (33,463 net acres) on 68 sections of land under nine oil sands leases. Until the Company extends the leases “into perpetuity” based on the Alberta governmental regulations, the lease expiration dates of the Company’s nine oil sands leases are as follows:

1)	32 sections of land under 5 oil sands leases are set to expire on July 10, 2018;

2)	31 sections of land under 3 oil sands leases are set to expire on August 19, 2019; and

3)
5 sections of land under 1 oil sands lease are set expire on April 9, 2024. The Company has already met the governmental requirements for this lease and will be applying to continue this lease into perpetuity.

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

This consists of comparing the carrying value of the asset with the asset’s expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions. Proven oil and gas properties are reviewed for impairment on a field-by-field basis. No impairment losses were recognized for the period ended March 31, 2014 (September 30, 2013 - $nil).

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

On December 3, 2012, the Company entered into and subsequently closed a Purchase and Sale agreement with the Company’s former joint venture partner 1132559 Alberta Ltd. (“113” a private company) and acquired 113’s 10% working interest in most of the Sawn Lake oil sands properties where the Company already owns working interests, in exchange for the following:

1)	$2,412,960 (Cdn $2,400,000);

2)	The discontinuance, without costs, of the Court of Queen’s Bench, Judicial District of Edmonton, Action No. 0803-0869 and Action No. 1003-14659 filed by the Company against 113.

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

On July 31, 2013, the Company entered into Farmout agreement (the “Farmout Agreement”) with an additional joint venture partner (the “Farmee”) to fund the Company’s share of the recently AER approved SAGD Project at the Company’s Sawn Lake heavy oil reservoir in North Central Alberta, Canada. In accordance with the Farmout Agreement the Farmee has agreed to provide up to $40,000,000 in funding for the Company’s portion of the costs for the SAGD Project, in return for a net 25% working interest in 12 sections where the Company has a working interest of 50%. As required by the Farmout Agreement, the Farmee has paid Cdn $11,014,946 to the operator of the SAGD Project for the Farmee’s share and our share of the initial costs of the SAGD Project.  The Farmee will also provide funding to cover monthly operating expenses of the Company, of which the first such payment shall be in respect of the month of August 2013 and not to exceed $30,000 per month. In addition, by December 31, 2014, the Farmee has the option to elect to obtain a working interest of 40% to 45% working interest in the remaining 56 sections of land where the Company has working interests ranging from 80% to 90%, by committing $110,000,000 of financing to the Company’s Sawn Lake oil sands project. An agent fee of $1,500,000 was paid in connection with the Farmout Agreement. The SAGD Project has started with a 2013 phase consisting of one SAGD well pair, a facility for steam generation, water handling and oil treating, and water source and disposal facilities. The total SAGD Project for the first phase has an estimated total cost of Cdn $25.2 million.

On October 9, 2013, and in connection to the SAGD Project agreement dated July 30, 2013, the Company entered into a Water Rights Conveyance Agreement whereby the Company acquired a 25% working interest in one water source well and one water disposal well for a cost of Cdn $384,046, which in turn was reimbursed to the Company by the Farmee. Also pursuant to the Water Rights Conveyance Agreement dated October 9, 2013 and the SAGD Project agreement dated July 30, 2013, the Company was issued a cash call in the amount of Cdn $1,058,568 for the expenditures relating to the water source well, water disposal well and pipelines to connect them to the SAGD Project surface facility. The Farmee has since paid this cash call in the amount of Cdn $1,058,568 pursuant to the Farmout Agreement dated July 31, 2013.

On March 18, 2014, as part of the SAGD Project agreement the Company had the right to repurchase a 3% gross overriding royalty (“GORR”), from the operator of the SAGD Project at their cost, that potentially encumbered six oil sands leases covering 23,405 gross acres (9,472 gross hectares) located on the Company’s Sawn Lake properties. The Company has since repurchased the GORR from the operator of the SAGD Project for Cdn $2,697,600.

4.	Capitalization of Costs Incurred in Oil and Gas Activities

The Company accounts for the cost of exploratory wells and continues to capitalize exploratory well costs after the completion of drilling as long as sufficient progress is being made in assessing the oil sands reserves to justify its completion as a producing well.

For the period ended March 31, 2014, the Company’s management determined that sufficient progress has been made in assessing its oil sands reserves for continued capitalization of exploratory well costs. In relation to this sufficient progress assessment of its oil sands project the Company considered among other criteria; long lead times in getting regulatory approval for oil sands thermal recovery projects, road bans, winter access only properties and governmental and environmental regulations which can and often delay development of oil sands projects. Because of these and other factors, the Company’s oil sands project can take significantly longer to complete than regular conventional drilling programs for lighter oil. To date the Company’s geological, engineering, economic studies, and recently AER approved thermal recovery projects continue to lead them to believe that there is continuing progress toward bringing the project to commercial production. Therefore, the Company has continued to capitalize its costs associated with its oil sands project.

For the Company’s exploratory wells, drilling costs are capitalized on the balance sheet under “Oil and Gas Properties” line item, pending a determination of whether potentially economic oil sands reserves have been discovered by the drilling effort to justify completion of the find as a producing well. The Company periodically assesses the exploration and drilling capitalized costs for impairment and once a determination is made that a well is of no potential economic value, the costs related to that well are expensed as dry hole and reported in exploration expense. No impairments to the Company’s long-lived assets were identified or recorded in the three months ended March 31, 2014 or in the fiscal year ended September 30, 2013.

The following table illustrates capitalized costs relating to oil and gas – producing activities for the six months ended March 31, 2014 and the fiscal year ended September 30, 2013:

	March 31, 2014	September 30, 2013

Unproved Oil and Gas Properties	$18,578,399	$15,963,517
Proved Oil and Gas Properties	–	–
Accumulated Depreciation	(46,223)	(41,747)

Net Capitalized Cost	$18,532,175	$15,921,770

5.	Exploration Activities

The following table presents information regarding the Company’s costs incurred in the oil and gas property acquisition, exploration and development activities for the six months ended March 31, 2014 and the fiscal year ended September 30, 2013:

	March 31, 2014	September 30, 2013

Acquisition of Properties:
Proved	$–	$–
Unproved	2,614,881	2,740,967
Exploration costs	6,358	55,810
Development costs	–	–

6.	Investment in Equity Securities

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

7.	Property and Equipment

	March 31, 2014
		Accumulated	Net Book
	Cost	Depreciation	Value

Computer equipment	$31,492	$30,772	$720
Office furniture and equipment	33,199	25,764	7,435
Software	5,826	5,826	–
Leasehold improvements	4,936	4,936	–
Portable work camp	170,580	140,989	29,591
Vehicles	38,077	31,472	6,605
Oilfield equipment	249,046	120,778	128,268
Road mats	364,614	301,364	63,250
Wellhead	3,254	1,853	1,401
Tanks	96,085	38,884	57,201
	$997,109	$702,638	$294,471

	September 30, 2013
		Accumulated	Net Book
	Cost	Depreciation	Value

Computer equipment	$31,084	$30,576	$508
Office furniture and equipment	33,199	24,938	8,261
Software	5,826	5,826	–
Leasehold improvements	4,936	4,602	334
Portable work camp	170,580	135,767	34,813
Vehicles	38,077	30,306	7,771
Oilfield equipment	249,045	106,527	142,518
Road mats	364,614	290,202	74,412
Wellhead	3,254	1,653	1,601
Tanks	96,085	36,196	59,889
	$996,700	$666,593	$330,107

There was $36,045 of depreciation expense for the period ended March 31, 2014 (March 31, 2013 - $44,164 and September 30, 2013 - $86,884).

8.	Long Term Investments

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

9.	Significant Transactions With Related Parties

Accounts payable – related parties was $nil as of March 31, 2014 (September 30, 2013 - $18,144) for fees payable to corporations owned by directors. This amount is unsecured, non-interest bearing, and has no fixed terms of repayment.

As of March 31, 2014, officers, directors, their families, and their controlled entities have acquired 52.56% of the Company’s outstanding common capital stock. This percentage does not include unexercised warrants or stock options.

The Company incurred expenses $83,745 to one related party for consulting services during the period ended March 31, 2014 (September 30, 2013 - $275,800). These amounts were fully paid as of March 31, 2014.

In November 2013, a note payable in the amount of $189,500 from one of the Company’s directors was fully paid.

10.	Asset Retirement Obligations

The total future asset retirement obligation is estimated by management based on the Company’s net working interests in all wells and facilities, estimated costs to reclaim and abandon wells and facilities and the estimated timing of the costs to be incurred in future periods. At March 31, 2014, the Company estimates the undiscounted cash flows related to asset retirement obligation to total approximately $628,476 (September 30, 2013 - $674,296). The fair value of the liability at March 31, 2014 is estimated to be $423,614 (September 30, 2013 - $446,155) using a risk free rate of 3.74% and an inflation rate of 2%. The actual costs to settle the obligation are expected to occur in approximately 35 years.

Changes to the asset retirement obligation were as follows:

	March 31, 2014	September 30, 2013
Balance, beginning of period	$446,155	$425,700
Liabilities incurred		23,400
Effect of foreign exchange	(30,544)	(19,299)
Disposal		–
Accretion expense	8,003	16,354
Balance, end of period	$423,614	$446,155

11.           Common Stock

Effective on November 23, 2012, the Company completed a private placement for an aggregate of 42,857,142 units at a price of $0.07 per unit for an aggregate of $3,000,000. Each unit consists of one common share and one common share purchase warrant. Each warrant entitles the holder to purchase one additional common share at a price of $0.105 per common share for a period of three years from the date of closing, provided that if the closing price of the common shares of the Company on the principal market on which the shares trade is equal to or exceeds $1.00 for 30 consecutive trading days, the warrant term shall automatically accelerate to the date which is 30 calendar days following the date that written notice has been given to the warrant holders. The warrants expire on November 23, 2015. The value of the common shares and the warrants totaled $1,985,249 and $1,014,751, respectively.

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

The following table summarizes the Company’s warrants outstanding as of March 31, 2014:

	Shares Underlying Warrants Outstanding			Shares Underlying Warrants Exercisable
Range of Exercise Price	Shares Underlying Warrants Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Warrants Exercisable	Weighted Average Exercise Price

$0.105 at March 31, 2014	71,904,759	1.65	0.105	71,904,759	0.105
$0.075 at March 31, 2014	520,000	2.22	0.075	520,000	0.075
	72,424,759	1.66	0.105	72,424,759	0.105

The following is a summary of warrant activity for the period ended March 31, 2014:

	Number of Warrants	Weighted Average Exercise Price	Intrinsic Value

Balance, September 30, 2013	72,424,759	$0.105	$0.195
Granted	–	–	–
Exercised	–	–	–
Balance, March 31, 2014	72,424,759	$0.105	$0.178

Outstanding Warrants, March 31, 2014	72,424,759	$0.105	$0.178

There were 72,424,759 warrants outstanding as of March 31, 2014 (September 30, 2013 – 72,424,759), which have a historical fair market value of $1,743,336 (September 30, 2013 - $1,743,336).

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

For the period ended March 31, 2014, the Company recorded share based compensation expense related to stock options in the amount of $198,700 (September 30, 2013 – $125,099) on the 5,050,000 stock options that were issued on March 23, 2011, June 20, 2013, October 28, 2013 and December 4, 2013. No options were exercised during the period ended March 31, 2014. As of March 31, 2014, there was remaining unrecognized compensation cost of $119,408 related to the non-vested portion of these unit option awards. Compensation expense is based upon straight-line depreciation of the grant-date fair value over the vesting period of the underlying unit option.

	Shares Underlying Options Outstanding			Shares Underlying Options Exercisable
Range of Exercise Prices	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price

$0.14 at March 31, 2014	900,000	1.98	$0.14	900,000	$0.14
$0.05 at March 31, 2014	3,450,000	4.22	0.05	550,000	0.05
$0.30 at March 31, 2014	250,000	4.58	0.30	250,000	0.30
$0.34 at March 31, 2014	450,000	4.68	0.34	150,000	0.34
	5,050,000	3.88	$0.10	1,850,000	$0.15

The aggregate intrinsic value of exercisable options as of March 31, 2014, was $0.13 (September 30, 2013 - $0.19).

The following is a summary of stock option activity as at March 31, 2014:

	Number of Underlying Shares	Weighted Average Exercise Price	Weighted Average Fair Market Value

Balance, September 30, 2013	4,350,000	$0.07	$0.06

Balance, March 31, 2014	5,050,000	$0.10	$0.09

Exercisable, March 31, 2014	1,850,000	$0.15	$0.14

A summary of the options granted at March 31, 2014 and September 30, 2013 and changes during the periods then ended is presented below:

	March 31, 2014		September 30, 2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding balance at beginning of period	900,000	$0.14	1,800,000	$0.14
Vested at March 23, 2013	3,450,000	0.05	900,000	0.14
Granted at June 20, 2013	–	–	4,850,000	0.05
Vested at June 20,2013	–	–	1,950,000	0.05
Exercised August 12 – 15, 2013	–	–	1,800,000	0.14
Exercised August 12 – 15, 2013	–	–	1,400,000	0.05
Granted at October 28, 2013	250,000	0.30	–	–
Granted at December 4, 2013	450,000	0.34	–	–
Outstanding at end of period	5,050,000	$0.10	4,350,000	$0.07
Exercisable	1,850,000	0.15	1,450,000	0.11

There were 3,200,000 unvested stock options outstanding as of March 31, 2014 (September 30, 2013 – 2,900,000).

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

13.	Changes in Non-Cash Working Capital

	Six Months Ended	Six Months Ended
	March 31, 2014	March 31, 2013

Accounts receivable	$(102,363)	145,516
Prepaid expenses	3,877	(7,645)
Accounts payable	(199,507)	54,099

	$(297,993)	191,970

14.	Commitments

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

v.	The Consultant received:

a.	Cdn $70,000, and

b.
850,000 units of the Company’s shares and warrants at a price of $0.05 per unit. Each unit shall be comprised of one restricted Company common share and one 3 year full warrant entitling Portwest to be able to purchase another share for $0.075. The warrants expire on June 20, 2016.

As consideration for the execution of the Amending Agreement and the Termination of parts of the Prior Agreement, and waiving Cdn $239,528 accrued by the Company as owing to Portwest.

As of March 31, 2014, no fees were owed or paid to Portwest Investments Ltd. As of September 30, 2013, the Company had settled all outstanding amounts owed to Portwest Investments Ltd.

2.)
Concorde Consulting, a company owned 100% by Mr. Curtis J. Sparrow, for providing services as Chief Financial Officer to the Company for Cdn $15,000 per month. As of March 31, 2014, the Company did not owe Concorde Consulting any of this amount.

Rental Agreement

On January 21, 2014, the Company renewed its Edmonton office lease commencing effective on January 1, 2014 and expiring on June 30, 2015. The quarterly payments due in Cdn are as follows:

2014 Q3 (April - June)	9,031
2014 Q4 (July - September)	9,031
2015 Q1 (October - December)	9,031
2015 Q2 (January - March)	9,031
2015 Q3 (April - June)	9,031

15.	Legal Actions

IGM Resources Corp vs. Deep Well Oil & Gas, Inc., et al – DISMISSED

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

The Plaintiff seeks an order setting aside the transaction and returning the assets to 979708, compensation in the amount of Cdn $15,000,000, a declaration of trust declaring that Northern and Deep Well hold all of the assets acquired from 979708 and any property acquired by use of such assets, or confidential information of 979708, in trust for the Plaintiff.

On February 11, 2014, the Court dismissed, without any costs to the Company, the Plaintiff’s claims against Deep Well Oil & Gas, Inc. and its subsidiary Northern Alberta Oil Ltd.

ITEM 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes. For the purpose of this discussion, unless the context indicates another meaning, the terms: “Deep Well,” “Company,” “we,” “us” and “our” refer to Deep Well Oil & Gas, Inc. and its subsidiaries. This discussion includes forward-looking statements that reflect our current views with respect to future events and financial performance that involve risks and uncertainties. Our actual results, performance or achievements could differ materially from those anticipated in the forward-looking statements as a result of certain factors including risks discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Forward-Looking Statements” below and elsewhere in this report, and under the heading “Risk Factors” and “Environmental Laws and Regulations” disclosed in our annual report on Form 10-K for the fiscal year ended September 30, 2013, filed with the Securities and Exchange Commission on January 14, 2014.

Our consolidated financial statements are reported in United States dollars and are prepared based upon United States generally accepted accounting principles (“US GAAP”). References in this Form 10-Q to “$” are to United States dollars and references to “Cdn $” are to Canadian dollars. On March 31, 2014, the noon rate of exchange for Canadian dollars expressed in US $ was Cdn $1.00 = US $0.9047, as reported by the Bank of Canada.

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

Results of Operations

We are an exploration stage company and as such do not have commercial production on any of our properties and, accordingly, we currently do not generate cash from operations. Since the inception of our current business plan, our operations have consisted primarily of various exploration and start-up activities relating to our properties, which included acquiring lease holdings by acquisitions and public offerings, seeking investors, locating joint venture partners, acquiring and analyzing seismic data, engaging various firms to comply with leasehold conditions, environmental regulations, as well as providing project management, drilling, testing and analysis of wells to define our oil sands reservoir, development planning to use thermal recovery technology and to develop our long term business strategies. For the six months ended March 31, 2014, and for the comparable period in the prior year, we generated no revenues from operations.

	Three Months	Three Months	Six Months	Six Months	September 10,
	Ended	Ended	Ended	Ended	2003 to
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013	March 31, 2014

Revenue	$–	$–	$–	$–	$–

Expenses
General and administrative	360,944	203,362	807,214	423,990	15,658,505
Cost related to Farmout	–	–	–	–	1,790,684
Depreciation and accretion	24,011	27,599	48,525	56,099	831,289

Net loss from operations	(384,955)	(230,961)	(855,739)	(480,089)	(18,280,478)

Other income and expenses
Rental and other income	3,363	5,095	11,466	267,927	358,875
Interest income	4,867	755	6,918	1,346	242,676
Interest expense	–	–	–	–	(208,580)
Forgiveness of loan payable	–	–	–	–	287,406
Settlement of debt	–	–	–	–	24,866
Loss on disposal of assets	–	–	–	–	(226)
Net loss and comprehensive loss	$(376,725)	$(225,111)	$(837,355)	$(210,816)	$(17,575,461)

For the three months ended March 31, 2014, our general and administrative expenses increased by $157,582 compared to the three months ended March 31, 2013, which was primarily due to (i) an increase of foreign exchange loss of $106,600 due to the currency depreciation of the Canadian dollar conversion to U.S. dollars; (ii) an increase in engineering fees for the preparation of an independent reserves evaluation of our Sawn Lake properties; (iii) an increase of $30,336 in the non-cash share-based compensation charged to expense; and (iv) an increase in legal fees in connection with modifying the existing Joint Operating Agreement with our two joint venture partners.

For the six months ended March 31, 2014, our general and administrative expenses increased by $383,224 compared to the six months ended March 31, 2013, which was primarily due to (i) an increase of foreign exchange loss of $218,311 due to the currency depreciation of the Canadian dollar conversion to U.S. dollars; (ii) an increase of $172,748 in the non-cash share-based compensation charged to expense, which was due to vested stock options we granted on October 28, 2013 and December 4, 2013 to one contractor and one of our directors; (iii) an increase in engineering fees for the preparation of an independent reserves evaluation of our Sawn Lake properties; and (iv) an increase in legal fees in connection with modifying the existing Joint Operating Agreement with our two joint venture partners and an increase in Canadian regulatory disclosure fees due to an increase in our in our continuous public disclosure requirements. We also received $180,000 during the last six months from one of our joint venture partners in accordance with a farmout agreement (“Farmout Agreement”) we entered into on July 31, 2013, to offset some of our monthly operational expenses. After adjusting for the non-cash items listed above, our general and administrative expenses were $410,419 for the six months ended March 31, 2014 compared to $420,697 for the six months ended March 31, 2013.

For the three months ended March 31, 2014, our depreciation and accretion expense decreased by $3,588 compared to the three months ended March 31, 2013, which was primarily due to the depreciating value of our assets.

For the six months ended March 31, 2014, our depreciation and accretion expense decreased by $7,574 compared to the six months ended March 31, 2013, which was primarily due to the depreciating value of our assets. Depreciation expense is computed using the declining balance method over the estimated useful life of the asset. In compliance with our accounting policy, only half of the depreciation is taken in the year of acquisition. No significant depreciable asset purchases were made in the quarter ended March 31, 2014.

For the three months ended March 31, 2014, rental and other income decreased by $1,732 compared to the three months ended March 31, 2013. As of March 31, 2014, our bad debt expense was $430.

For the six months ended March 31, 2014, rental and other income decreased by $256,461 compared to the six months ended March 31, 2013, which was primarily due to the recovery of bad debts incurred in December 2012 in connection with a Purchase and Sale agreement whereby our Company acquired an additional 10% working interest in most of the Sawn Lake oil sands properties where we already have working interests.

For the three months ended March 31, 2014, interest income increased by $4,112 compared to the three months ended March 31, 2013.

For the six months ended March 31, 2014, interest income increased by $5,572 compared to the six months ended March 31, 2013, which was interest earned from our short-term investment.

As a result of the above transactions, we recorded an increase of $151,614 in our net loss and comprehensive loss from operations for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. As discussed above, this increase was primarily due to an increase in foreign exchange loss, engineering fees, legal fees, and non-cash share based compensation charged to expense.

As a result of the above transactions, we recorded an increase of $626,539 in our net loss and comprehensive loss from operations for the six months ended March 31, 2014 compared to the six months ended March 31, 2013. As discussed above, this increase was primarily due to an increase in non-cash share based compensation expenses, foreign exchange loss, engineering and legal fees.

Operations

As previously disclosed by us, on July 31, 2013 we entered into a Farmout Agreement with our new joint venture partner, MP West Canada SAS (the “Farmee”), to fund our share of the recently Alberta Energy Regulator (“AER”) approved Steam Assisted Gravity Drainage Demonstration Project (the “SAGD Project”) we entered into on July 30, 2013. The SAGD Project is located on our joint Sawn Lake properties in the Peace River oil sands region of Alberta. In accordance with the Farmout Agreement, the Farmee has agreed to provide up to $40,000,000 in funding for our portion of the costs for the SAGD Project, in return for a net 25% working interest in 12 sections where we have a working interest of 50% (before the Farmout Agreement). As required by the Farmout Agreement, the Farmee has paid Cdn $11,014,946 to the operator of the SAGD Project for the Farmee’s share and our share of the initial costs of the SAGD Project. Also, the Farmee is required to provide funding to cover our monthly operating expenses not to exceed $30,000 per month. In addition, the Farmee has the option to elect to obtain a working interest ranging from 40% to 45% in the remaining 56 sections of land where we have working interests ranging from 80% to 90%, by committing an additional $110,000,000 of financing for the development of our Sawn Lake oil sands project. In addition to and as contemplated by the Farmout Agreement, we also completed a private placement financing with the Farmee, for aggregate gross proceeds of $22,000,000, in connection with which we sold 45,111,778 common shares at a price of $0.488 per common share. The Farmee has already paid over Cdn $12 million for the initial costs for the drilling of the SAGD well pair, the purchase and transportation of equipment, including the installation and construction of the steam facility for the joint SAGD Project. Our total share of the material costs and initial operating expenses of the SAGD Project will be funded in accordance with this Farmout Agreement, at a net cost to us of $Nil.

In connection with the SAGD Project agreement dated July 30, 2013, we entered into a Water Rights Conveyance Agreement whereby we acquired a 25% working interest in one water source well and one water disposal well for a cost of Cdn $384,046, which in turn was reimbursed to us by the Farmee. As required by the Farmout Agreement, the Farmee has also paid Cdn $1,058,568 to the operator of the SAGD Project for the Farmee’s share and our share of the expenditures relating to the water source well, water disposal well and pipelines to connect them to the SAGD Project surface facility.

Since entering into a Farmout Agreement and SAGD Project agreement with our joint venture partners we can report that the first SAGD well pair has been drilled and completed. These horizontal wells were drilled to a vertical depth of approximately 650 meters and have horizontal legs of 780 meters. Installation of a water source and disposal facilities, along with connecting pipelines to tie-in the water source and disposal wells to the SAGD steam facility have been completed. We can also report that the installation of a fuel source tie-in pipeline to the SAGD steam facility was recently completed. The SAGD steam plant and water handling facility is mechanically complete and has been turned over from the Construction Management Team to Operations Team for start-up. We have been informed by the operator that the first start-up steam circulation phase to establish communication between the injector well and the producer well is anticipated in May 2014. Steam will circulate for up to three months with production from the Bluesky oil sands reservoir to follow. After the Phase 1 production tests and depending on the results using SAGD technology, the operator of the SAGD Project will proceed with Phase 2. This second phase is anticipated to include the drilling of two additional SAGD well pairs and the associated expansion of the current SAGD steam facility.

As part of the SAGD Project agreement our 100% owned subsidiary, Northern Alberta Oil Ltd., had the option to repurchase a 3% gross overriding royalty (“3% GORR”), from the operator of the SAGD Project at their cost, that potentially could have encumbered six oil sands leases covering 23,405 gross acres (9,472 gross hectares) located on our Sawn Lake properties. Northern Alberta Oil Ltd. has since exercised the option and repurchased this purported 3% GORR for Cdn $2,697,600. Northern Alberta Oil Ltd. has also entered into an option agreement to repurchase a purported 2.5% gross overriding royalty (“2.5% GORR”) for Cdn $1,000,000, which is the 2.5% GORR holders original cost.

In the fourth quarter of 2013, we received approval from the AER for our HCSS Project application. It is anticipated that we will develop a thermal demonstration project on our properties followed by a commercial expansion project on one half section of land located on section 10-92-13W5 of our joint Sawn Lake oil sands properties. This application, submitted in early 2012, was an application to modify our previously approved in-situ demonstration project for a well to test thermal production on our Sawn Lake oil sands leases. This modification changed the vertical CSS well earlier approved, into a thermal recovery project to test 2 wells that use a horizontal application of CSS. Our proposed thermal recovery project will be located on the north half of section 10-92-13W5. The proposed thermal recovery project location is approximately 1.4 kilometers away from the nearest hard packed road. Currently waiting on the preliminary results of the SAGD Project to fine-tune our HCSS Project design before we initiate start-up operations.

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
Installation of the water treatment plant at our joint SAGD Project.

Liquidity and Capital Resources

As of March 31, 2014, our total assets were $23,316,166 compared to $24,366,368 as of September 30, 2013. This decrease of $1,050,202 in our total assets was primarily a result of (i) an increase in general and administrative expenses due to an increase in legal fees and engineering fees; (ii) $250,000 paid for legal costs related to the Farmout Agreement, and (iii) $189,500 paid to one of our directors for an outstanding loan payable. Our total liabilities as of March 31, 2014 were $510,509 compared to $922,057 as of September 30, 2013. This decrease of $411,548 in our total liabilities was the result of payments for legal costs related to the Farmout Agreement and a loan payable owed to one of our directors, as mentioned above.

Our working capital (current liabilities subtracted from current assets) is as follows:

	Six Months Ended March 31,	Year Ended September 30,
	2014	2013

Current Assets	$4,167,710	$7,770,925
Current Liabilities	86,895	475,902
Working Capital	$4,080,815	$7,295,023

As of March 31, 2014, we had working capital of $4,080,815 compared to a working capital of $7,295,023 as of September 30, 2013. We had a decrease of $3,214,208 in our working capital compared to our working capital as of September 30, 2013. This decrease was primarily the result of the repurchase of a 3% GORR from the operator of SAGD Project as described below in our “Investing Activities”. Currently we have no long-term debt other than our estimated asset retirement obligations on oil and gas properties.

As reported on our Consolidated Statement of Cash Flows under “Operating Activities”, for the six months ended March 31, 2014, our net cash used in operating activities was $887,693 compared to $202,605 for the six months ended March 31, 2013. This increase of $685,088 was primarily due to (i) an increase of $489,963 non-cash working capital; (ii) an increase of $172,748 in share-based compensation, as a result of issuance of stock options granted to one contractor and one of our directors. Also, as of December 31, 2012, we reversed part of the receivables and bad debts for one of our joint venture co-owners in the period at an amount of $267,962 that was related to a purchase agreement wherein we acquired an additional 10% working interest in most of the Sawn Lake oil sands properties where we already owns working interests.

As reported on our Consolidated Statement of Cash Flows under “Investing Activities”, we had a decrease of $45,295 on investment in our oil and gas properties for the six months ended March 31, 2014 compared to the six months ended March 31, 2013. On March 18, 2014, as part of the SAGD Project agreement we had the right to repurchase a 3% GORR, from the operator of the SAGD Project at their cost, that potentially encumbered six oil sands leases covering 23,405 gross acres (9,472 gross hectares) located on our Sawn Lake properties. We have since repurchased the 3% GORR for Cdn $2,697,600 and have an option to purchase a 2.5% GORR for Cdn $1,000,000. In December 2012 we closed a purchase and sale agreement with our former joint venture partners, whereby we acquired an additional 10% working interest in our joint properties along with a 10% working interest increase in the equipment purchased for the wells drilled within those joint properties, in exchange for $2,412,960 cash and the discontinuance of legal actions against our former joint venture partner to collect amounts owed to us for past operations conducted on our joint properties.

As reported on our Consolidated Statement of Cash Flows under “Financing Activities”, for the three months ended March 31, 2014, we had a decrease of $2,889,500 in net cash provided by Financing Activities from the comparable period ending March 31, 2013. This decrease of net cash used in Financing Activities was primarily due to us completing a private placement to one investor in November 2012 for total gross proceeds of $3,000,000. And in the six months ended March 31, 2014 we paid $189,500 for the remaining outstanding loan payable owed to one of our directors.

Our cash and cash equivalents as of March 31, 2014 was $3,931,308 compared to $162,373 for the quarter ended March 31, 2013. In conjunction with the July 31, 2013 Farmout Agreement we completed a private placement financing with the Farmee, for aggregate gross proceeds of $22,000,000, in connection with which we sold 45,111,778 common shares at a price of $0.488 per common share. On September 20, 2013, a total of $12,895,065 was paid to our transfer agent for the return of capital distribution to be distributed to all of our shareholders and related service fees payable to our transfer agent. Currently we have no long-term debt other than our estimated asset retirement obligations on oil and gas properties.

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

ITEM 4.          CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of our fiscal quarter ended March 31, 2014, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that as of the end of that quarter, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes In Internal Control Over Financial Reporting

During the fiscal quarter ended March 31, 2014 there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 11, 2014, the Court dismissed, without any costs to the Company, the Plaintiff’s claims against Deep Well Oil & Gas, Inc. and its subsidiary Northern Alberta Oil Ltd.

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

DEEP WELL OIL & GAS, INC.

By	/s/ Horst A. Schmid
Dr. Horst A. Schmid
Chief Executive Officer and President
(Principal Executive Officer)

Date	May 15, 2014

By	/s/ C.J. Sparrow
Mr. Curtis James Sparrow
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date	May 15, 2014