Form 10-K/A
period 2013-09-30
DEEP WELL OIL & GAS INC
filed 2014-07-24
CIK 869495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
Amendment No. 1

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
Yes ☐           No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

We are filing this amendment to our Annual Report on Form 10-K for the fiscal year ended September 30, 2013 (the “Original Form 10-K”), which was filed with the Securities and Exchange Commission on January 14, 2014, solely in order to amend Item 2 (Properties) of the Original Form 10-K. In addition, this amendment contains new certifications pursuant to Rules 13a-14 and 15d-14 under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, this amendment does not amend the Original Form 10-K in any way and does not modify or update any disclosure contained in the Original Form 10-K, which continues to speak as of January 14, 2014 and does not reflect events occurring after such date. Accordingly, except as described above, all other information contained in the Original Form 10-K remains unchanged and this amendment should be read in conjunction with the Original Form 10-K.

PART I

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

We have undeveloped oil sands acreage as of September 30, 2014, covering 43,015 gross acres (33,463 net acres) on 68 sections of land under nine oil sands leases. Until the Company extends the leases “into perpetuity” based on the Alberta governmental regulations, the lease expiration dates of the Company’s nine oil sands leases are as follows:

1)	32 sections of land under 5 oil sands leases are set to expire on July 10, 2018;

2)	31 sections of land under 3 oil sands leases are set to expire on August 19, 2019; and

3)
5 sections of land under 1 oil sands lease are set expire on April 9, 2024. It is the Company’s opinion that the Company has already met the governmental requirements for this lease and it will be applying to continue this lease into perpetuity.

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

DEEP WELL OIL & GAS, INC.

By	/s/ Horst A. Schmid
Dr. Horst A. Schmid
Chairman of the Board

Date	July 24, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Horst A. Schmid
Dr. Horst A. Schmid
Chief Executive Officer and President
(Principal Executive Officer)

Date	July 24, 2014

By	/s/ C. J. Sparrow
Mr. Curtis James Sparrow
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date	July 24, 2014