Form 10-Q
period 2014-06-30
DEEP WELL OIL & GAS INC
filed 2014-08-14
CIK 869495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                                                      Accelerated filer ☐

Non-accelerated filer   ☐ (Do not check if a smaller reporting company)                    Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

The number of shares of common stock outstanding as of June 30, 2014 was 229,326,287.

TABLE OF CONTENTS

		Page Number

PART I – FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
	Condensed Consolidated Balance Sheets	3
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	4
	Condensed Consolidated Statements of Cash Flows	5
	Notes to the Condensed Consolidated Financial Statements	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	19

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	25

ITEM 4.	CONTROLS AND PROCEDURES	25

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	26

ITEM 1A.	RISK FACTORS	26

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	26

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	26

ITEM 4.	MINE SAFETY DISCLOSURES	26

ITEM 5.	OTHER INFORMATION	26

ITEM 6.	EXHIBITS	26

SIGNATURES		27

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(An Exploration Stage Company)
Condensed Consolidated Balance Sheets
June 30, 2014 and September 30, 2013

	June 30,	September 30,
	2014	2013
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$2,534,059	$7,633,009
Accounts receivable net of allowance of $nil (September 30, 2013 - $17,408)	527,030	55,216
Prepaid expenses	328,230	82,700

Total Current Assets	3,389,319	7,770,925

Long term investments (Note 8)	427,208	343,565
Oil and gas properties, net (Notes 3 and 4)	19,575,219	15,921,770
Property and equipment, net of depreciation (Note 7)	276,156	330,108

TOTAL ASSETS	$23,667,902	$24,366,368

LIABILITIES
Current Liabilities
Accounts payable	$409,950	$268,258
Accounts payable – related parties (Note 9)	–	18,144
Loan payable – related parties (Note 9)	–	189,500

Total Current Liabilities	409,950	475,902

Asset retirement obligations (Note 10)	485,512	446,155

TOTAL LIABILITIES	895,462	922,057

SHAREHOLDERS’ EQUITY
Common Stock: (Note 11)
Authorized: 600,000,000 shares at $0.001 par value
Issued and outstanding: 229,326,987 shares
(September 30, 2013 – 229,326,987 shares)	229,326	229,326
Additional paid in capital	40,192,571	39,953,091
Deficit accumulated during exploration stage	(17,649,457)	(16,738,106)

Total Shareholders’ Equity	22,772,440	23,444,311

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$23,667,902	$24,366,368

See accompanying notes to the condensed consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(An Exploration Stage Company)
(Unaudited)
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three and Nine Months Ended June 30, 2014 and 2013 and the Period from September 10, 2003 (Inception of Exploration Stage) to June 30, 2014

					September 10, 2003
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	(Inception) to June 30,
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013	2014

Revenue	$–	$–	$–	$–	$–

Expenses
General and administrative	55,031	270,885	862,245	694,875	15,713,536
Cost related to Farmout	–	–	–	–	1,790,684
Depreciation and accretion	25,790	28,324	74,315	84,423	857,079

Net loss from operations	(80,821)	(299,209)	(936,560)	(779,298)	(18,361,299)

Other income and expenses
Rental and other income	4,347	3,352	15,813	271,279	363,222
Interest income	2,091	770	9,009	2,116	244,767
Interest expense	–	–	–	–	(208,580)
Forgiveness of loan payable	–	–	–	–	287,406
Settlement of debt	–	–	–	–	24,866
Loss on disposal of assets	387	–	387	–	161

Net loss and comprehensive loss	$(73,996)	$(295,087)	$(911,351)	$(505,903)	$(17,649,457)

Net loss per common share
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Outstanding
Shares (in thousands)
Basic and Diluted	229,326	179,699	229,326	171,311

See accompanying notes to the condensed consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(An Exploration Stage Company)
(Unaudited)
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended June 30, 2014 and 2013 and the Period from September 10, 2003 (Inception of Exploration Stage) to June 30, 2014

	Nine Months	Nine Months	September 10, 2003
	Ended	Ended	(Inception) to
	June 30,	June 30,	June 30,
	2014	2013	2014

Cash Provided by (Used in):

Operating Activities
Net income (loss)	$(911,351)	$(505,903)	$(17,649,457)
Items not affecting cash:
Share based compensation	239,480	102,036	1,690,666
Bad debts	428	(263,738)	250,394
Depreciation and accretion	74,315	84,423	857,079
Forgiveness of loan payable and accounts payable		234,402	(53,004)
Settlement of lawsuit			447,823
Commissions withheld from loans proceeds			121,000
Loss on disposal of assets	(387)		(161)
Net changes in non-cash working capital (Note 13)	(593,796)	(19,763)	(970,977)

Net Cash (Used) in Operating Activities	(1,191,311)	(368,543)	(15,306,637)

Investing Activities
Purchase of property and equipment	(408)		(904,877)
Investment in oil and gas properties	(3,635,922)	(2,566,139)	(14,813,166)
Long term investments	(81,809)	(49,186)	(387,172)
Cash from acquisition of subsidiary	–	–	11,141
Return of costs from Farmout Agreement	–	–	961,426

Net Cash (Used) in Investing Activities	(3,718,139)	(2,615,325)	(15,132,648)

Financing Activities
Proceeds from Loan payable	–	–	275,852
Payments on Loan payable – related parties	(189,500)	260,000	(741,246)
Note payable repayment	–	–	(111,306)
Debenture repayment	–	–	(1,004,890)
Deposit on stock subscription	–	–	300,000
Proceeds from issuance of common stock	–	2,700,000	46,270,999
Proceeds from debenture net of commissions	–	–	879,000
Return of capital distribution	–	–	(12,895,065)

Net Cash Provided by (Used in) Financing Activities	(189,500)	2,960,000	32,973,344

Increase (decrease) in cash and cash equivalents	(5,098,950)	(23,868)	2,534,059

Cash and cash equivalents, beginning of period	7,633,009	244,191	–

Cash and cash equivalents, end of period	$2,534,059	220,323	2,534,059

Supplemental Cash Flow Information:
Cash paid for interest	$–	$–	202,159

See accompanying notes to the condensed consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)
(An Exploration Stage Company)
(Unaudited)
Notes to the Condensed Consolidated Financial Statements
June 30, 2014

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

Allowance for Doubtful Accounts

The Company determines allowances for doubtful accounts based on aging of specific accounts. Accounts receivable are stated at the historical carrying amounts net of allowances for doubtful accounts and include only the amounts the Company deems to be collectable. The allowance for bad debts was $nil and $17,048 at June 30, 2014 and September 30, 2013, respectively.

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

Long-Lived Assets

The Company reviews for the impairment of long-lived assets annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment is measured as the amount by which the assets’ carrying value exceeds its fair value. No impairments to our long-lived assets were identified or recorded in the nine months ended June 30, 2014 or in the fiscal year ended September 30, 2013.

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

Revisions in estimated liabilities can result from revisions of estimated inflation rates, escalating retirement costs, and changes in the estimated timing of settling asset retirement obligations. As at June 30, 2014 and September 30, 2013, asset retirement obligations amount to $485,512 and $446,155, respectively. The Company has posted bonds, where required, with the Government of Alberta based on the amount the government estimates the cost of abandonment and reclamation to be.

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

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights, unless the exercise becomes antidilutive and then the basic and diluted per share amounts are the same. There were 51,425,118 common stock equivalents excluded from the calculation because their effect would be antidilutive.

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

3.            Oil and Gas Properties

The Company has acquired interests in certain oil sands properties located in North Central Alberta, Canada. The terms include certain commitments related to oil sands properties that require the payments of rents as long as the leases are non-producing. As of June 30, 2014, the Company’s net payments due in Canadian dollars under this commitment are as follows:

2014	$11,850
2015	$47,398
2016	$47,398
2017	$47,398
2018	$47,398
Subsequent	$46,502

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

The Company plans to meet the second of these conditions. As at June 30, 2014 and September 30, 2013, the Company has an interest in ten wells, which can be counted towards these requirements.

The Company has identified two other wells drilled on these leases, which may be included in the satisfaction of this requirement. The Company has also acquired and processed 25 miles of seismic on the leases, which can be counted towards these requirements.

The Company’s undeveloped oil sands acreage as of June 30, 2014, covers 43,015 gross acres (33,463 net acres) on 68 sections of land under nine oil sands leases. Until the Company extends the leases “into perpetuity” based on the Alberta governmental regulations, the lease expiration dates of the Company’s nine oil sands leases are as follows:

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

This consists of comparing the carrying value of the asset with the asset’s expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions. Proven oil and gas properties are reviewed for impairment on a field-by-field basis. No impairment losses were recognized for the period ended June 30, 2014 (September 30, 2013 - $nil).

Capitalized costs of proven oil and gas properties are depleted using the unit-of-production method when the property is placed in production.

Substantially all of the Company’s oil and gas activities are conducted jointly with others. The accounts reflect only the Company’s proportionate interest in such activities.

On July 30, 2013, the Company entered into a Steam Assisted Gravity Drainage demonstration project (“SAGD Project”) Agreement with the Company’s joint venture partner to participate in a, Alberta Energy Regulator (“AER”), approved SAGD Project on the Company’s jointly owned oil sands properties located in North Central Alberta, Canada (also known as the Sawn Lake heavy oil reservoir). On August 15, 2013, and in accordance with the SAGD Project Agreement and the Amendment, the Company served notice (“Notice of Election”) to its joint venture partner of the Company’s election to participate in the SAGD Project. Upon signing the Notice of Election the Company was required to pay in full the cash calls for the Company’s initial share of the costs of the SAGD Project and in accordance with a Farmout Agreement dated July 31, 2013 the Company has since paid the cash calls in full.

On July 31, 2013, the Company entered into Farmout agreement (the “Farmout Agreement”) with an additional joint venture partner (the “Farmee”) to fund the Company’s share of the AER approved SAGD Project at the Company’s Sawn Lake heavy oil reservoir in North Central Alberta, Canada. In accordance with the Farmout Agreement the Farmee has agreed to provide up to $40,000,000 in funding for the Company’s portion of the costs for the SAGD Project, in return for a net 25% working interest in 12 sections where the Company has a working interest of 50%. As required by the Farmout Agreement, the Farmee has paid Cdn $11,014,946 to the operator of the SAGD Project for the Farmee’s share and our share of the initial costs of the SAGD Project.  The Farmee will also provide funding to cover monthly operating expenses of the Company, of which the first such payment shall be in respect of the month of August 2013 and not to exceed $30,000 per month. In addition, until December 31, 2014, the Farmee has the option to elect to obtain a working interest of 40% to 45% working interest in the remaining 56 sections of land where the Company has working interests ranging from 80% to 90%, by committing $110,000,000 of financing to the Company’s Sawn Lake oil sands project. An agent fee of $1,500,000 was paid in connection with the Farmout Agreement. The SAGD Project has started with the first phase (“Phase 1”) consisting of one SAGD well pair, a facility for steam generation, water handling and oil treating, and water source and disposal facilities. The total SAGD Project for Phase 1 has an estimated revised total cost of Cdn $28.1 million.

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

On March 18, 2014 and June 27, 2014, the Company, through its 100% wholly owned subsidiary company Northern Alberta Oil Ltd., entered into and subsequently closed two Acquisition of Royalty Interest Agreements and General Indenture of Conveyance, Assignment and Transfer Agreements (collectively the “Agreements”), with the Company’s joint venture partner (“JV Partner”) and one related party (Mr. Malik Youyou), whereby the Company acquired and cancelled 5.5% of a disputed 6.5% overriding royalty claim (the “Purported 6.5% Royalty”) on certain lands owned by the Company. The Company’s counsel and vendor’s counsel negotiated the terms and conditions of both the “Acquisition of Royalty Interest” and “General Indenture of Conveyance, Assignment and Transfer” agreements. Although the Company does not confirm the validity of the Purported 6.5% Royalty, the Company determined that it was in the best interests of its shareholders to come to an arrangement to acquire and cancel most of the Purported 6.5% Royalty to prevent a potential encumbrance over its land or the possibility of future litigation resulting from these alleged royalty claims. Pursuant to the terms and conditions of the Agreements to acquire the purported overriding royalty interest claims, the Company paid the following consideration:

a)
$2,435,124 U.S. dollars ($2,697,600 Canadian dollars) was paid to the JV Partner for the purchase and transfer of an undivided 3% interest out of the Purported 6.5% Royalty. The consideration paid was the original cost (in Canadian dollars) that the JV Partner paid to acquire its 3% interest in the Purported 6.5% Royalty.

b)
$1,007,000 U.S. dollars was paid to Mr. Malik Youyou, who is a director and majority shareholder of the Company, for the purchase and transfer of an undivided 2.5% interest out of the Purported 6.5% Royalty. The consideration paid was for the reimbursement of the original cost (in US Dollars) that Mr. Youyou paid to acquire this 2.5% interest in the Purported 6.5% Royalty.

On June 27, 2014, the company paid a Cdn $300,000 cash call to the operator for the proposed Phase 2 front end costs for the SAGD Project. The Phase 2 front end costs include work on preliminary engineering design, regulatory approval, environmental approval work and determining regulatory requirements sufficient to define the work program, schedule and estimated cost of this second phase which is anticipated to include the drilling of two additional SAGD well pairs and the associated expansion of the current SAGD steam plant. The Farmee has since reimbursed the Company in the amount of Cdn $300,000 as per the Farmout Agreement dated July 31, 2013.

4.            Capitalization of Costs Incurred in Oil and Gas Activities

The Company accounts for the cost of exploratory wells and continues to capitalize exploratory well costs after the completion of drilling as long as sufficient progress is being made in assessing the oil sands reserves to justify its completion as a producing well.

For the period ended June 30, 2014, the Company’s management determined that sufficient progress has been made in assessing its oil sands reserves for continued capitalization of exploratory well costs. In relation to this sufficient progress assessment of its oil sands project the Company considered among other criteria; long lead times in getting regulatory approval for oil sands thermal recovery projects, road bans, winter access only properties and governmental and environmental regulations which can and often delay development of oil sands projects. Because of these and other factors, the Company’s oil sands project can take significantly longer to complete than regular conventional drilling programs for lighter oil. To date the Company’s geological, engineering, economic studies, and AER approved thermal recovery projects; including the recent startup of the Company’s SAGD Project, continue to lead them to believe that there is continuing progress toward bringing the project to commercial production. Therefore, the Company has continued to capitalize its costs associated with its oil sands project.

For the Company’s exploratory wells, drilling costs are capitalized on the balance sheet under “Oil and Gas Properties” line item, pending a determination of whether potentially economic oil sands reserves have been discovered by the drilling effort to justify completion of the find as a producing well. The Company periodically assesses the exploration and drilling capitalized costs for impairment and once a determination is made that a well is of no potential economic value, the costs related to that well are expensed as dry hole and reported in exploration expense. No impairments to the Company’s long-lived assets were identified or recorded in the nine months ended June 30, 2014 or in the fiscal year ended September 30, 2013.

The following table illustrates capitalized costs relating to oil and gas – producing activities for the nine months ended June 30, 2014 and the fiscal year ended September 30, 2013:

	June 30, 2014	September 30, 2013

Unproved Oil and Gas Properties	$19,624,144	$15,963,517
Proved Oil and Gas Properties	–	–
Accumulated Depreciation	(48,925)	(41,747)

Net Capitalized Cost	$19,575,219	$15,921,770

5.             Exploration Activities

The following table presents information regarding the Company’s costs incurred in the oil and gas property acquisition, exploration and development activities for the nine months ended June 30, 2014 and the fiscal year ended September 30, 2013:

	June 30, 2014	September 30, 2013

Acquisition of Properties:
Proved	$–	$–
Unproved	3,660,626	2,740,967
Exploration costs	21,813	55,810
Development costs	–	–

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

7.            Property and Equipment

	June 30, 2014
		Accumulated	Net Book
	Cost	Depreciation	Value
Computer equipment	$31,492	$30,870	$622
Office furniture and equipment	33,199	26,177	7,022
Software	5,826	5,826	–
Leasehold improvements	4,936	4,936	–
Portable work camp	170,580	143,600	26,980
Vehicles	38,077	32,055	6,022
Oilfield equipment	249,046	127,904	121,142
Road mats	364,614	306,945	57,669
Wellhead	3,254	1,953	1,301
Tanks	96,085	40,687	55,398
	$997,109	$720,953	$276,156

	September 30, 2013
		Accumulated	Net Book
	Cost	Depreciation	Value
Computer equipment	$31,084	$30,576	$508
Office furniture and equipment	33,199	24,938	8,261
Software	5,826	5,826	–
Leasehold improvements	4,936	4,602	334
Portable work camp	170,580	135,767	34,813
Vehicles	38,077	30,306	7,771
Oilfield equipment	249,045	106,527	142,518
Road mats	364,614	290,202	74,412
Wellhead	3,254	1,653	1,601
Tanks	96,085	36,196	59,889
	$996,700	$666,593	$330,107

There was $54,361 of depreciation expense for the period ended June 30, 2014 (June 30, 2013 - $65,753 and September 30, 2013 - $86,884).

8.            Long Term Investments

Long term investments consist of cash held in trust by the Alberta Energy Regulators (“AER”) which bears interest at a rate of prime minus 0.375% and has no stated date of maturity. These investments are required by the AER to ensure there are sufficient future cash reserves to meet the expected future asset retirement obligations, and are restricted for this purpose.

9.            Significant Transactions With Related Parties

Accounts payable – related parties was $nil as of June 30, 2014 (September 30, 2013 - $18,144) for fees payable to corporations owned by directors. This amount is unsecured, non-interest bearing, and has no fixed terms of repayment.

As of June 30, 2014, officers, directors, their families, and their controlled entities have acquired 52.83% of the Company’s outstanding common capital stock. This percentage does not include unexercised warrants or stock options.

The Company incurred expenses $124,997 to one related party for consulting services during the period ended June 30, 2014 (September 30, 2013 - $275,800). These amounts were fully paid as of June 30, 2014.

In November 2013, a note payable in the amount of $189,500 from one of the Company’s directors was fully paid.

As of June 27, 2014, $1,007,000 was paid to Mr. Malik Youyou, who is a director and majority shareholder of the Company, for the purchase and transfer of an undivided 2.5% interest out of the Purported 6.5% Royalty. The consideration paid was for the reimbursement of the original cost (in US Dollars) that Mr. Youyou paid to acquire this 2.5% interest in the Purported 6.5% Royalty.

10.          Asset Retirement Obligations

The total future asset retirement obligation is estimated by management based on the Company’s net working interests in all wells and facilities, estimated costs to reclaim and abandon wells and facilities and the estimated timing of the costs to be incurred in future periods. At June 30, 2014, the Company estimates the undiscounted cash flows related to asset retirement obligation to total approximately $720,910 (September 30, 2013 - $674,296). The fair value of the liability at June 30, 2014 is estimated to be $485,512 (September 30, 2013 - $446,155) using a risk free rate of 3.74% and an inflation rate of 2%. The actual costs to settle the obligation are expected to occur in approximately 35 years.

Changes to the asset retirement obligation were as follows:

	June 30, 2014	September 30, 2013
Balance, beginning of period	$446,155	$425,700
Liabilities incurred	73,395	23,400
Effect of foreign exchange	(42,769)	(19,299)
Disposal	(4,045)	–
Accretion expense	12,776	16,354
Balance, end of period	$485,512	$446,155

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

Warrants

On October 31, 2011, 14,500,000 warrants previously granted on October 31, 2008 expired unexercised.

On June 22, 2012, 1,000,000 warrants previously granted on June 22, 2007 expired unexercised.

On July 11, 2012, 38,800 warrants previously granted on July 11, 2007 expired unexercised.

On October 10, 2013, the Company extended the expiration date of two warrants to purchase up to an aggregate of 29,047,617 shares of the Company’s common stock. The exercise price of the warrants remains unchanged at $0.105 per share. As a result of this extension, the expiration date of the warrants has been amended from the original expiry date of November 9, 2013 to November 23, 2015. On June 23, 2014, 47,618 partial warrants were cancelled and transferred to a non-related party.

The following table summarizes the Company’s warrants outstanding as of June 30, 2014:

	Shares Underlying Warrants Outstanding			Shares Underlying Warrants Exercisable
Range of Exercise Price	Shares Underlying Warrants Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Warrants Exercisable	Weighted Average Exercise Price

$0.105 at June 30, 2014	71,904,759	1.40	0.105	71,904,759	0.105
$0.075 at June 30, 2014	520,000	1.98	0.075	520,000	0.075
	72,424,759	1.40	0.105	72,424,759	0.105

The following is a summary of warrant activity for the period ended June 30, 2014:

	Number of Warrants	Weighted Average Exercise Price	Intrinsic Value

Balance, September 30, 2013	72,424,759	$0.105	$0.195
Cancelled at June 23, 2014	(47,618)	0.105	0.216
Granted at June 23, 2014	47,618	0.105	0.216
Exercised	–	–	–
Balance, June 30, 2014	72,424,759	$0.105	$0.216

Outstanding Warrants, June 30, 2014	72,424,759	$0.105	$0.216

There were 72,424,759 warrants outstanding as of June 30, 2014 (September 30, 2013 – 72,424,759), which have a historical fair market value of $1,743,336 (September 30, 2013 - $1,743,336).

Measurement Uncertainty for Warrants

The Company used the Black-Scholes option pricing model (“Black-Scholes”) to value the options and warrants. This model was developed for use in estimating the fair value of traded “European” options which are liquid and that have no vesting restrictions and are fully transferable. The stock options that are granted to employees and directors and the warrants attached to the units issued by the Company are non-transferable and some vest over time, and all are “American” options. Option pricing models require the input of subjective assumptions including expected share price volatility. The fair value estimate can vary materially as a result of changes in the assumptions. The following assumptions are used in the Black-Scholes option-pricing model:

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

For the period ended June 30, 2014, the Company recorded share based compensation expense related to stock options in the amount of $239,480 (September 30, 2013 – $125,099) on the 5,050,000 stock options that were issued on March 23, 2011, June 20, 2013, October 28, 2013 and December 4, 2013. No options were exercised during the period ended June 30, 2014. As of June 30, 2014, there was remaining unrecognized compensation cost of $78,627 related to the non-vested portion of these unit option awards. Compensation expense is based upon straight-line depreciation of the grant-date fair value over the vesting period of the underlying unit option.

	Shares Underlying Options Outstanding			Shares Underlying Options Exercisable
Range of Exercise Prices	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price

$0.14 at June 30, 2014	900,000	1.73	$0.14	900,000	$0.14
$0.05 at June 30, 2014	3,450,000	3.98	0.05	2,500,000	0.05
$0.30 at June 30, 2014	250,000	4.33	0.30	250,000	0.30
$0.34 at June 30, 2014	450,000	4.43	0.34	150,000	0.34
	5,050,000	3.63	$0.10	3,800,000	$0.10

The aggregate intrinsic value of exercisable options as of June 30, 2014, was $0.22 (September 30, 2013 - $0.19).

The following is a summary of stock option activity as at June 30, 2014:

	Number of Underlying Shares	Weighted Average Exercise Price	Weighted Average Fair Market Value

Balance, September 30, 2013	4,350,000	$0.07	$0.06

Balance, June 30, 2014	5,050,000	$0.10	$0.09

Exercisable, June 30, 2014	3,800,000	$0.10	$0.09

A summary of the options granted at June 30, 2014 and September 30, 2013 and changes during the periods then ended is presented below:

	June 30, 2014		September 30, 2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding balance at beginning of period	900,000	$0.14	1,800,000	$0.14
Vested at March 23, 2013	3,450,000	0.05	900,000	0.14
Granted at June 20, 2013	–	–	4,850,000	0.05
Vested at June 20, 2013	–	–	1,950,000	0.05
Exercised August 12 – 15, 2013	–	–	1,800,000	0.14
Exercised August 12 – 15, 2013	–	–	1,400,000	0.05
Granted at October 28, 2013	250,000	0.30	–	–
Granted at December 4, 2013	450,000	0.34	–	–
Vested at June 20, 2014	1,950,000	0.05
Outstanding at end of period	5,050,000	$0.10	4,350,000	$0.07
Exercisable	3,800,000	0.10	1,450,000	0.11

There were 1,250,000 unvested stock options outstanding as of June 30, 2014 (September 30, 2013 – 2,900,000).

Measurement Uncertainty for Stock Options

The Company used the Black-Scholes option pricing model (“Black-Scholes”) to value the options and warrants. This model was developed for use in estimating the fair value of traded “European” options which are liquid and that have no vesting restrictions and are fully transferable. The stock options that are granted to employees and directors and the warrants attached to the units issued by the Company are non-transferable and some vest over time, and all are “American” options. Option pricing models require the input of subjective assumptions including expected share price volatility. The fair value estimate can vary materially as a result of changes in the assumptions. The following assumptions are used in the Black-Scholes option-pricing model:

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

13.          Changes in Non-Cash Working Capital

	Nine Months Ended	Nine Months Ended
	June 30, 2014	June 30, 2013

Accounts receivable	$(471,814)	144,315
Prepaid expenses	123,548	473
Accounts payable	(245,530)	(164,551)

	$(593,796)	(19,763)

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

iv.
The fees payable to the Consultant in the Prior Agreement will be terminated and the Company will grant the Consultant 5-year options on 1,000,000 of its common shares exercisable at $0.05 per share, which was the market price at the time. One half of these shares were vested immediately and the remaining one half were vested on June 20, 2014;

v.	The Consultant received:

a.	Cdn $70,000, and

b.
850,000 units of the Company’s shares and warrants at a price of $0.05 per unit, which was the market price at the time. Each unit shall be comprised of one restricted Company common share and one 3 year full warrant entitling Portwest to be able to purchase another share for $0.075. The warrants expire on June 20, 2016.

As consideration for the execution of the Amending Agreement and the Termination of parts of the Prior Agreement, and waiving Cdn $239,528 accrued by the Company as owing to Portwest.

As of June 30, 2014, no fees were owed or paid to Portwest Investments Ltd. As of September 30, 2013, the Company had settled all outstanding amounts owed to Portwest Investments Ltd.

2)
Concorde Consulting, a company owned 100% by Mr. Curtis J. Sparrow, for providing services as Chief Financial Officer to the Company for Cdn $15,000 per month. As of June 30, 2014, the Company did not owe Concorde Consulting any of this amount.

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

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes. For the purpose of this discussion, unless the context indicates another meaning, the terms: “Deep Well,” “Company,” “we,” “us,” and “our” refer to Deep Well Oil & Gas, Inc. and its subsidiaries. This discussion includes forward-looking statements that reflect our current views with respect to future events and financial performance that involve risks and uncertainties. Our actual results, performance or achievements could differ materially from those anticipated in the forward-looking statements as a result of certain factors including risks discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Forward-Looking Statements” below and elsewhere in this report, and under the heading “Risk Factors” and “Environmental Laws and Regulations” disclosed in our annual report on Form 10-K for the fiscal year ended September 30, 2013, filed with the Securities and Exchange Commission on January 14, 2014.

Our consolidated financial statements are reported in United States dollars and are prepared based upon United States generally accepted accounting principles (“US GAAP”). References in this Form 10-Q to “$” are to United States dollars and references to “Cdn $” are to Canadian dollars. On June 30, 2014, the noon rate of exchange for Canadian dollars expressed in US $ was Cdn $1.00 = US $0.9367, as reported by the Bank of Canada.

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

Results of Operations

We are an exploration stage company and as such do not have commercial production on any of our properties and, accordingly, we currently do not generate cash from operations. Since the inception of our current business plan, our operations have consisted primarily of various exploration and start-up activities relating to our properties, which included acquiring lease holdings by acquisitions and public offerings, seeking investors, locating joint venture partners, acquiring and analyzing seismic data, environmental regulations, as well as providing project management, drilling, testing and analysis of wells to define our oil sands reservoir, development planning of our Alberta Energy Regulator (“AER”) approved thermal recovery projects, including the recent startup of our SAGD Project. For the nine months ended June 30, 2014, and for the comparable period in the prior year, we generated no revenues from operations.

	Three Months	Three Months	Nine Months	Nine Months	September 10,
	Ended	Ended	Ended	Ended	2003 to
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013	June 30, 2014

Revenue	$–	$–	$–	$–	$–

Expenses
General and administrative	55,031	270,885	862,245	694,875	15,713,536
Cost related to Farmout	–	–	–	–	1,790,684
Depreciation and accretion	25,790	28,324	74,315	84,423	857,079

Net loss from operations	(80,821)	(299,209)	(936,560)	(779,298)	(18,361,299)

Other income and expenses
Rental and other income	4,347	3,352	15,813	271,279	363,222
Interest income	2,091	770	9,009	2,116	244,767
Interest expense	–	–	–	–	(208,580)
Forgiveness of loan payable	–	–	–	–	287,406
Settlement of debt	–	–	–	–	24,866
Loss on disposal of assets	387	–	387	–	161

Net loss and comprehensive loss	$(73,996)	$(295,087)	$(911,351)	$(505,903)	$(17,649,457)

For the three months ended June 30, 2014, our general and administrative expenses decreased by $215,854 compared to the three months ended June 30, 2013, which was primarily due to (i) a decrease of foreign exchange loss of $63,851 (ii) a decrease of $35,304 in the non-cash share-based compensation charged to expense; and (iii) a decrease of operational expenses as we received $90,000 from our joint venture partner to offset some of our monthly administration fees, in accordance with a farmout agreement (“Farmout Agreement”) we entered into on July 31, 2013.

For the nine months ended June 30, 2014, our general and administrative expenses increased by $167,370 compared to the nine months ended June 30, 2013, which was primarily due to (i) an increase of foreign exchange loss of $154,460 due to the currency depreciation of the Canadian dollar conversion to U.S. dollars; (ii) an increase of $137,444 in the non-cash share-based compensation charged to expense, which was due to vested stock options we granted on October 28, 2013 and December 4, 2013 to one contractor and one of our directors; (iii) an increase in engineering fees for the preparation of an independent reserves evaluation of our Sawn Lake properties; and (iv) an increase in legal fees in connection with modifying the existing Joint Operating Agreement with our two joint venture partners and an increase in Canadian regulatory disclosure fees due to an increase in our in our continuous public disclosure requirements. We also received $270,000 during the last nine months from one of our joint venture partners in accordance with a Farmout Agreement we entered into on July 31, 2013, to offset some of our monthly operational expenses. After adjusting for the non-cash items listed above, our general and administrative expenses were $504,610 for the nine months ended June 30, 2014 compared to $631,322 for the nine months ended June 30, 2013.

For the three months ended June 30, 2014, our depreciation and accretion expense decreased by $2,534 compared to the three months ended June 30, 2013, which was primarily due to the depreciating value of our assets.

For the nine months ended June 30, 2014, our depreciation and accretion expense decreased by $10,108 compared to the nine months ended June 30, 2013, which was primarily due to the depreciating value of our assets. Depreciation expense is computed using the declining balance method over the estimated useful life of the asset. In compliance with our accounting policy, only half of the depreciation is taken in the year of acquisition. No significant depreciable asset purchases were made in the quarter ended June 30, 2014.

For the three months ended June 30, 2014, rental and other income increased by $995 compared to the three months ended June 30, 2013.

For the nine months ended June 30, 2014, rental and other income decreased by $255,466 compared to the nine months ended June 30, 2013, which was primarily due to the recovery of bad debts incurred in December 2012 in connection with a Purchase and Sale agreement whereby our Company acquired an additional 10% working interest in most of the Sawn Lake oil sands properties where we already have working interests.

For the three months ended June 30, 2014, interest income increased by $1,321 compared to the three months ended June 30, 2013.

For the nine months ended June 30, 2014, interest income increased by $6,893 compared to the nine months ended June 30, 2013, which was interest earned from our short-term investment.

As a result of the above transactions, we recorded a reduction of $221,091 in our net loss and comprehensive loss from operations for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. As discussed above, this decrease was primarily due to a decrease in foreign exchange loss, non-cash share based compensation charged to expense, and a decrease of operational expenses as we received reimbursement from our joint venture partner to offset some of our monthly administration fee.

As a result of the above transactions, we recorded an increase of $405,448 in our net loss and comprehensive loss from operations for the nine months ended June 30, 2014 compared to the nine months ended June 30, 2013. As discussed above, this increase was primarily due to an increase in non-cash share based compensation expenses, foreign exchange loss, engineering and legal fees.

Operations

As previously disclosed by us, on July 31, 2013 we entered into a Farmout Agreement with our new joint venture partner, MP West Canada SAS (the “Farmee”), to fund our share of the recently AER approved Steam Assisted Gravity Drainage Demonstration Project (the “SAGD Project”) we entered into on July 30, 2013. The SAGD Project is located on our joint Sawn Lake properties in the Peace River oil sands region of Alberta. In accordance with the Farmout Agreement, the Farmee has agreed to provide up to $40,000,000 in funding for our portion of the costs for the SAGD Project, in return for a net 25% working interest in 12 sections where we have a working interest of 50% (before the Farmout Agreement). Also, the Farmee is required to provide funding to cover our monthly operating expenses not to exceed $30,000 per month. In addition, the Farmee has the option to elect to obtain a working interest ranging from 40% to 45% in the remaining 56 sections of land where we have working interests ranging from 80% to 90%, by committing an additional $110,000,000 of financing for the development of our Sawn Lake oil sands project. In addition to and as contemplated by the Farmout Agreement, on July 31, 2013, we completed a private placement financing with the Farmee, for aggregate gross proceeds of $22,000,000, in connection with which we sold 45,111,778 common shares at a price of $0.488 per common share. Our total share of the material costs and initial operating expenses of the SAGD Project will be funded in accordance with this Farmout Agreement, at a net cost to us of $Nil. The Farmee has paid Cdn $14,961,661 to the operator of the SAGD Project for the Farmee’s share and our share of the costs incurred as of June 30, 2014. These costs included the drilling of the SAGD well pair; the purchase and transportation of equipment; installation and construction of the steam plant facility; testing and commissioning; monthly operating expenses since first steaming of the wells; and the October 9, 2013, purchase of the water source and disposal wells and expenditures to connect these water wells to the steam plant facility.
SAGD Steam Plant Facility May 2014 – Startup of first steam.

Installation of the water treatment plant at our joint SAGD Project.
On October 9, 2013, and in connection with the SAGD Project agreement dated July 30, 2013, we entered into a Water Rights Conveyance Agreement whereby we acquired a 25% working interest in one water source well and one water disposal well for a cost of Cdn $384,046, which in turn was reimbursed to us by the Farmee. As required by the Farmout Agreement, the Farmee has also paid Cdn $1,058,568 to the operator of the SAGD Project for the Farmee’s share and our share of the expenditures relating to the water source well, water disposal well and pipelines to connect them to the SAGD Project steam plant facility.

Since entering into a Farmout Agreement and SAGD Project agreement with our joint venture partners we can report that the first SAGD well pair is currently steaming to establish communication between the injector well and the producer well. These horizontal wells were drilled to a vertical depth of approximately 650 meters and have horizontal legs of 780 meters. Steam will circulate for up to three months with production from the Bluesky oil sands reservoir to follow. After the Phase 1 production tests and depending on the results using SAGD technology, the operator of the SAGD Project will proceed with Phase 2. On June 27, 2014, we paid a Cdn $300,000 cash call to the operator for the proposed Phase 2 front end costs for the SAGD Project. The Phase 2 front end costs include work on preliminary engineering design, regulatory approval, environmental approval work and determining regulatory requirements sufficient to define the work program, schedule and estimated cost of the this second phase which is anticipated to include the drilling of two additional SAGD well pairs and the associated expansion of the current SAGD Project steam plant facility. The Farmee has since reimbursed us in the amount of Cdn $300,000 as per the Farmout Agreement dated July 31, 2013.

On March 18, 2014 and June 27, 2014, through our subsidiary company, Northern Alberta Oil Ltd., we entered into and subsequently closed two Acquisition of Royalty Interest Agreements and General Indenture of Conveyance, Assignment and Transfer Agreements (collectively the “Agreements”), with one of our Joint Venture partners (“JV Partner”) and one related party (Mr. Malik Youyou), whereby we acquired and cancelled 5.5% of a disputed 6.5% overriding royalty claim (the “Purported 6.5% Royalty”) on certain lands owned by us. Our counsel and the vendor’s counsel negotiated the terms and conditions of both the “Acquisition of Royalty Interest” and “General Indenture of Conveyance, Assignment and Transfer” agreements. Pursuant to the terms and conditions of the Agreements to acquire the purported overriding royalty interest claims, we paid the following consideration:

a)
$2,435,124 U.S. dollars ($2,697,600 Canadian dollars) was paid to our JV Partner for the purchase and transfer of an undivided 3% interest out of the Purported 6.5% Royalty. The consideration paid was the original cost (in Canadian dollars) that our JV Partner paid to acquire its 3% interest in the Purported 6.5% Royalty.

b)
$1,007,000 U.S. dollars was paid to Mr. Malik Youyou, who is a director and majority shareholder of our Company, for the purchase and transfer of an undivided 2.5% interest out of the Purported 6.5% Royalty. The consideration paid was for the reimbursement of the original cost (in US Dollars) that Mr. Youyou paid to acquire this 2.5% interest in the Purported 6.5% Royalty.

Although we do not confirm the validity of the Purported 6.5% Royalty, we determined that it was in the best interests of our shareholders to come to an arrangement to acquire and cancel most of the Purported 6.5% Royalty to prevent a potential encumbrance over our land or the possibility of future litigation resulting from these alleged royalty claims.

In the fourth quarter of 2013, we received approval from the AER for our HCSS Project application. It is anticipated that we will develop a thermal demonstration project on our properties followed by a commercial expansion project on one half section of land located on section 10-92-13W5 of our joint Sawn Lake oil sands properties. This application, submitted in early 2012, was an application to modify our previously approved in-situ demonstration project for a well to test thermal production on our Sawn Lake oil sands leases. This modification changed the vertical CSS well earlier approved, into a thermal recovery project to test 2 wells that use a horizontal application of CSS. Our proposed thermal recovery project will be located on the north half of section 10-92-13W5. The proposed thermal recovery project location is approximately 1.4 kilometers away from the nearest hard packed road. We are currently waiting on the preliminary results of the SAGD Project to fine-tune our HCSS Project design before we initiate start-up operations.

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

90% Working Interest Acreage - Operator
80% Working Interest Acreage - Operator
25% Working Interest Acreage
Drilled Vertical Well
Drilled Horizontal Well
SAGD Horizontal Well Pair
SAGD Water Wells
SAGD Water Tie-in Pipelines
SAGD Fuel Tie-in Pipeline
Nova Gas Transmission Pipeline
AER Approved HCSS Project Area
SAGD Fuel Tie-in line to Nova Transmission line
SAGD Project Disposal Well
AER Approved SAGD Project Area
SAGD Project currently underway with steaming of 1st SAGD horizontal well pair
SAGD Project Water Source Well
Nova Gas Transmission Ltd.
Twin Butte Energy Inc.
92
91
Miles
0
1
2
Range 13 - W5
Range 12 - W5

Liquidity and Capital Resources

As of June 30, 2014, our total assets were $23,667,902 compared to $24,366,368 as of September 30, 2013. This decrease of $698,466 in our total assets was primarily a result of (i) an increase in general and administrative expenses due to an increase in legal fees and engineering fees; (ii) $250,000 paid for legal costs related to the Farmout Agreement, and (iii) $189,500 paid to one of our directors for an outstanding loan payable.

As of June 30, 2014, our total liabilities as of June 30, 2014 were $895,462 compared to $922,057 as of September 30, 2013. This decrease of $26,595 in our total liabilities was the result of a payout of a $189,500 loan payable owed to one of our directors which was offset by $401,162 owed to the operator of the SAGD Project for cost overruns and pre-production expenses for the SAGD Project, of which will be paid in accordance with the Farmout Agreement.

Our working capital (current liabilities subtracted from current assets) is as follows:

	Nine Months Ended	Year Ended
	June 30, 2014	September 30, 2013

Current Assets	$3,389,319	$7,770,925
Current Liabilities	409,950	475,902
Working Capital	$2,979,369	$7,295,023

As of June 30, 2014, we had working capital of $2,979,369 compared to a working capital of $7,295,023 as of September 30, 2013. We had a decrease of $4,315,654 in our working capital compared to our working capital as of September 30, 2013. This decrease was primarily the result of the repurchase of a 3% and 2.5% disputed overriding royalty claim on some of our lands as described below in our “Investing Activities”. Currently we have no long-term debt other than our estimated asset retirement obligations on oil and gas properties.

As reported on our Consolidated Statement of Cash Flows under “Operating Activities”, for the nine months ended June 30, 2014, our net cash used in operating activities was $1,191,311 compared to $368,543 for the nine months ended June 30, 2013. This increase of $822,768 was primarily due to (i) an increase of $574,033 in non-cash working capital; (ii) an increase of $137,444 in share-based compensation, as a result of issuance of stock options granted to one contractor and one of our directors. Also, as of December 31, 2012, we reversed part of the receivables and bad debts for one of our joint venture co-owners in the period at an amount of $267,962 that was related to a purchase agreement wherein we acquired an additional 10% working interest in most of the Sawn Lake oil sands properties where we already owns working interests.

As reported on our Consolidated Statement of Cash Flows under “Investing Activities”, we had an increase of $1,102,814 in cash flows from investing activities for the nine months ended June 30, 2014 compared to the nine months ended June 30, 2013. As previously described under “Operations” above, we acquired and cancelled 5.5% of the Purported 6.5% Royalty from two separate parties at a total cost of $3,442,124. We also had an increase in our Company’s security deposits held in trust with the AER for our asset retirement obligations for future abandonment and reclamation of our Company’s wellsites. In December 2012 we closed a purchase and sale agreement with our former joint venture partners, whereby we acquired an additional 10% working interest in our joint properties along with a 10% working interest increase in the equipment purchased for the wells drilled within those joint properties, in exchange for $2,412,960 cash and the discontinuance of legal actions against our former joint venture partner to collect amounts owed to us for past operations conducted on our joint properties.

As reported on our Consolidated Statement of Cash Flows under “Financing Activities”, for the nine months ended June 30, 2014, we had a decrease of $3,149,500 in net cash provided by Financing Activities from the comparable period ending June 30, 2013. This decrease of net cash used in Financing Activities was primarily due to us completing a private placement to one investor in November 2012 for total gross proceeds of $3,000,000. And in the nine months ended June 30, 2014 we paid $189,500 for the remaining outstanding loan payable owed to one of our directors.

Our cash and cash equivalents as of June 30, 2014 was $2,534,059 compared to $220,323 for the quarter ended June 30, 2013. In conjunction with the July 31, 2013 Farmout Agreement we completed a private placement financing with the Farmee, for aggregate gross proceeds of $22,000,000, in connection with which we sold 45,111,778 common shares at a price of $0.488 per common share. On September 20, 2013, a total of $12,895,065 was paid to our transfer agent for the return of capital distribution to be distributed to all of our shareholders and related service fees payable to our transfer agent. Currently we have no long-term debt other than our estimated asset retirement obligations on oil and gas properties.

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

ITEM 4.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of our fiscal quarter ended June 30, 2014, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that as of the end of that quarter, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes In Internal Control Over Financial Reporting

During the fiscal quarter ended June 30, 2014 there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

None.

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

DEEP WELL OIL & GAS, INC.

By	/s/ Horst A. Schmid
Dr. Horst A. Schmid
Chief Executive Officer and President
(Principal Executive Officer)

Date	August 14, 2014

By	/s/ C.J. Sparrow
Mr. Curtis James Sparrow
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date	August 14, 2014