Form 10-K
period 2014-09-30
DEEP WELL OIL & GAS INC
filed 2015-01-13
CIK 869495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014

or

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

Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐   No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common equity was sold on or about March 31, 2014 was approximately $17.9 million.

As of January 5, 2015, the Issuer had outstanding approximately 229,374,605 shares of common stock, $0.001 par value per share.

2

GLOSSARY AND ABBREVIATIONS

The following are defined terms and abbreviations used herein:

API Gravity – a specific gravity scale developed by the American Petroleum Institute for measuring the density or specific gravity (heaviness) of petroleum liquids, expressed in degrees. The higher the number, the lighter the oil.

Alberta Energy Regulator (“AER” formerly “ERCB”) – The AER is responsible for the development of Alberta’s oil (including oil sands) and gas resources. The AER succeeded the ERCB and will take on regulatory functions from the Ministry of Environment and Sustainable Resource Development that relate to public lands, water, and the environment. The AER will provide full-lifecycle regulatory oversight of energy resource development in Alberta from application and construction to abandonment and reclamation, and everything in between.

Barrel – the common unit for measuring petroleum, including heavy oil. One barrel contains approximately 159 L.

Battery – equipment to process or store crude oil from one or more wells.

Bbl or Bbls – means barrel or barrels.

Bitumen – a heavy, viscous form of crude oil that generally has an API gravity of less than 10 degrees.

Cdn$ or Cdn dollar – means Canadian dollars.

Celsius – a temperature scale that registers the freezing point of water as 0 degrees and the boiling point as 100 degrees under normal atmospheric pressure. Room temperature is between 20 degrees and 25 degrees Celsius. Temperatures specified herein are quoted in degrees Celsius unless indicated otherwise.

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

Density – the heaviness of crude oil, indicating the proportion of large, carbon-rich molecules, generally measured in kilograms per cubic metre (“kg/m3”) or degrees on the American Petroleum Institute (“API”) scale.

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

Farmout – an arrangement whereby the owner of a lease assigns some ownership portion (or all) of the lease(s) to another company (the “Farmee”) in return for the Farmee paying for the drilling on at least some portion of the lease(s) under the Farmout.

Gross Acre/Hectare – a gross acre is an acre in which any portion of a working interest is owned. 1 acre = 0.404685 hectares. 1 hectare = 2.471054 acres.

Heavy Oil – oil having an API gravity less than 22.3 degrees.

Horizontal Well – the drilling of a well that deviates from the vertical and travels horizontally through a producing layer of a reservoir.

In-situ – in the oil sands context (in-situ means “in place” in Latin), in-situ methods such as SAGD or CSS through horizontal or vertical wells maybe required to produce the oil if the oil sands deposits are too deep to mine from the surface.

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

Light Crude Oil – liquid petroleum which has a low density and flows freely at room temperature. Also called conventional oil, it has an API gravity of at least 22 degrees and a viscosity less than 100 centipoise.

Mbbl or Mbbls – means one thousand barrels or thousands of barrels.

MMbbl or MMbbls – means one million barrels or millions of barrels.

Mmcf – means million cubic feet.

Mineral Surface Lease (“MSL”) – a surface crown agreement issued by the Alberta Department of Sustainable Resources Development granting the mineral producer the right to construct a well site on publicly owned land.

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

Possible Reserves * – additional unproved reserves that analysis of geological and engineering data suggests are less likely to be recoverable than probable reserves, but have at least a ten percent probability of being recovered.

Primary Recovery – the production of oil and gas from reservoirs using the natural energy available in the reservoirs and pumping techniques.

Proved Developed Reserves * – are those reserves that can be expected to be recovered.

Probable Reserves * – additional reserves that are less certain to be recovered than proved reserves but which, together with proved reserves, are as likely as not to be recovered.

Proved Reserves * – estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic, operating methods, and government regulations prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.

Proved Undeveloped Reserves * – are those reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

Saturation – the relative amount of water, oil, and gas in the pores of a rock, usually as a percentage of volume.

SEC – means United States Securities and Exchange Commission.

Section – in reference to a parcel of land, meaning an area of land comprising approximately 640 acres.

Service Well – a well drilled or completed for the purpose of supporting production in an existing field. Specific purposes of service wells include gas injection, water injection, steam injection, air injection, salt-water disposal, water supply for injection, observation, or injection for in-situ combustion.

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

Steam to Oil Ratio (“SOR”) – measures the number of barrels of steam (measured in “Cold Water Equivalent Barrels”) needed for every barrel of oil produced.

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

US$ or US dollar - means United States dollars.

Viscosity – a measure of a fluid’s resistance to flow. To simplify, the oil’s viscosity represents the measure for which the oil wants to stay put when pushed by moving mechanical components. It varies greatly with temperature. The more viscous the oil the greater the resistance and the less easy it is for it to flow. Centipoise is the common unit for expressing absolute viscosity. Viscosity matters to producers because the oil’s viscosity at reservoir temperature determines how easily oil flows to the well for extraction.

* This definition is an abbreviated version of the complete definition as defined by the SEC under Rule 4-10(a) of Regulation S-X.

CURRENCY EXCHANGE RATES

Our functional currency is the US dollar. Therefore, our accounts are reported in United States dollars. However, our Canadian subsidiaries maintain their accounts and records in Canadian dollars. As a result the Canadian dollar amounts are converted according to our stated foreign currency translation accounting policy, except where otherwise indicated, all dollar amounts herein are stated in US dollars.

The following table sets forth the rates of exchange for the Canadian dollar, expressed in US dollars, in effect at the end of the following periods and the average rates of exchange during such periods, based on the noon rates of exchange for such periods as reported by the Bank of Canada.

Year ending September 30	2014	2013	2012

Rate at year end	$0.8922	$0.9723	$1.0166
Average rate for year	$0.9233	$0.9847	$0.9927

Unless the context indicates another meaning, the terms “Company,” “Deep Well,” “we,” “us” and “our” refer to Deep Well Oil & Gas, Inc. and its subsidiaries through which it conducts business. For definitions of some terms used throughout this report, see “Glossary and Abbreviations”.

PART I

ITEM 1.	BUSINESS

We are an emerging independent junior oil and gas exploration and development company headquartered in Edmonton, Alberta, Canada. Our immediate corporate focus is to develop the existing oil sands land base that we presently own in the Peace River oil sands area in North Central Alberta. Our principal office is located at Suite 700, 10150 – 100 Street NW, Edmonton, Alberta T5J 0P6, our telephone number is (780) 409-8144 and our fax number is (780) 409-8146. Deep Well Oil & Gas, Inc. is a Nevada corporation and our common stock trades on the OTCQB marketplace under the symbol DWOG. We maintain a web site at www.deepwelloil.com. The contents of our website are not part of this annual report on Form 10-K for the fiscal year ended September 30, 2014 (this “Annual Report”).

Formation of Organization

Deep Well Oil & Gas, Inc. was originally incorporated on July 18, 1988 under the laws of the state of Nevada as Worldwide Stock Transfer, Inc. and in connection with a plan of reorganization, effective on September 10, 2003, the Company was reorganized and changed its name to Deep Well Oil & Gas, Inc.

Deep Well Oil & Gas, Inc. has two wholly owned subsidiaries through which it conducts its operations: (1) Northern Alberta Oil Ltd. (“Northern”) acquired on June 7, 2005, and incorporated under the Business Corporations Act (Alberta), Canada on September 18, 2003; and (2) Deep Well Oil & Gas (Alberta) Ltd. (“Deep Well Alberta”), incorporated under the Business Corporations Act (Alberta), Canada on September 15, 2005.

Business Development

Effective December 3, 2012, we entered into and closed upon a Purchase and Sale agreement with our former joint venture partner, 1132559 Alberta Ltd. (“113”), pursuant to which we acquired 113’s 10% working interest in most of the Sawn Lake oil sands properties where we already owned working interests.

On July 30, 2013, we entered into a Steam Assisted Gravity Drainage Demonstration Project Joint Operating Agreement (the “SAGD Project Agreement”) to jointly participate in an AER-approved SAGD project (the “SAGD Project”) on one section of land where we have a 25% (since the execution of the Farmout Agreement as defined below) working interest. The SAGD Project is located on section 30-91-12W5 of our Peace River oil sands properties located in North Central Alberta, Canada (also known as our Sawn Lake oil sands properties). On August 15, 2013, and in accordance with the SAGD Project Agreement, we served notice (the “Notice of Election”) to the operator of the SAGD Project of our election to participate in the SAGD Project. Upon signing the Notice of Election we were required to pay in full the cash calls for our initial share of the costs of the SAGD Project and we have since paid all the cash calls in full as per the Farmout Agreement.

On July 31, 2013, we entered into a farmout agreement (the “Farmout Agreement”) with an additional joint venture partner (the “Farmee”) to fund our share of the SAGD Project. In accordance with the Farmout Agreement the Farmee has agreed to provide up to $40,000,000 in funding for our portion of the costs for the SAGD Project in return for a net 25% working interest in 12 sections where we had a working interest of 50% before the execution of the Farmout Agreement. Also in accordance with the Farmout Agreement, the Farmee will also provide funding to cover monthly operating expenses of our Company, of which the first such monthly payment began in August of 2013 and shall not exceed $30,000 per month. In addition and as recently amended on November 17, 2014, the Farmee has the option, prior to December 31, 2015, by committing an additional $110,000,000 of financing to the development of our Company’s Sawn Lake oil sands properties, to obtain an additional working interest of 45% to 50% in the remaining 56 sections of land where we have working interests ranging from 90% to 100%.

On October 9, 2013, and in connection to the SAGD Project Agreement we entered into a Water Rights Conveyance Agreement whereby we acquired a 25% working interest in one water source well and one water disposal well.

In late August of 2014, the operator of the SAGD Project submitted an amended application to the AER to obtain approval to amend the SAGD Project to further drill, complete and produce from an additional SAGD well pair in 2015.

Effective September 25, 2014, through Deep Well Alberta, we entered into a Purchase and Sale agreement with Classic Energy Inc. (“Classic”), pursuant to which we acquired Classic’s 20% working interest in five sections in one Sawn Lake oil sands lease where we already own working interests. In connection with this acquisition, as of September 25, 2014, we have increased our net acres in our Sawn Lake oil sands properties from 33,463 to 34,096 net acres.

See “Present Activities - Peace River Oil Sands, Alberta Canada (Sawn Lake Properties)” under Item 2 “Properties” of this Annual Report for further information on the SAGD Project.

Principal Product

At this time, our primary interest and immediate focus is the exploration for and production of oil in the Peace River oil sands area located in North Central Alberta, Canada. We are engaged in the identification, acquisition, exploration and development of oil and gas prospects. Our main objective is to develop these oil sands lease holdings. Exploration and development for commercially viable production of any oil and gas company includes a high degree of risk which careful evaluation, experience and factual knowledge may not eliminate.

Sawn Lake Project – Peace River Oil Sands, Alberta, Canada

Currently, we have a 90% working interest in 51 sections on six oil sands leases where we are the operator, a 100% working interest in five sections on one oil sands lease where we are the operator, and a 25% working interest, since execution of the Farmout Agreement, in an additional 12 sections on two oil sands leases in the Peace River oil sands area of Alberta, Canada. These nine oil sands leases are all contiguous and cover 43,015 gross acres (17,408 gross hectares) with our Company having 34,096 net acres (13,798 net hectares). The focus of our Company’s operations is to exploit the heavy oil reservoir to establish proven reserves and to determine the best technology under which oil can be produced from our Sawn Lake project in order to generate positive cash flow.

Our Company’s participation in the SAGD Project, as described above under “Business Development”, is well underway. The operator has successfully drilled and completed our fist SAGD well pair along with constructing the steam plant facility. Steam injection began in May of 2014, and on September 16, 2014, the first SAGD well pair started producing oil in the form of bitumen. As of early November 2014, stable production of oil had been demonstrated. A production facility performance evaluation period extending to the spring of 2015 has been launched to assess the production levels and the steam oil ratios.

Previously, we successfully completed a drilling program and drilled six vertical wells. In addition, we have a working interest in three horizontal wells, and an interest in an additional two wells that we acquired from an unrelated third party. Since then we have been evaluating the options for production available to us to determine the preferable course of action. In August of 2013, we received approval from the AER for our horizontal cyclic steam stimulation thermal recovery project application (“HCSS Project”). It is anticipated that we will develop a thermal demonstration project on our properties followed by a commercial expansion project on one half section of land located on section 10-92-13W5 of our Sawn Lake oil sands properties where we currently have a 90% working interest. This application, submitted in early 2012, was an application to modify our previously approved in-situ demonstration project for a well to test thermal production on our Sawn Lake oil sands leases. This modification changed the vertical cyclical steam stimulation (“CSS”) well earlier approved, into a thermal recovery project to test two wells that use a horizontal application of CSS. We are currently waiting on the production facility performance results from the the SAGD Project in order to fine-tune our HCSS Project facility design before we initiate start-up operations on the ½ section of land where we plan to drill two horizontal wells to test the use of HCSS technology.

Market and Distribution of Product

Currently, on lands where we have a 25% working interest, the operator of the SAGD Project markets and distributes all oil produced from the SAGD Project facility. This production is currently being trucked to market.

On lands where we are the operator, we intend to sell our oil and gas production under both short-term (less than one year) and long-term (one year or more) agreements at prices negotiated with third parties. Under both short-term and long-term contracts, typically either the entire contract (in the case of short-term contracts) or the price provisions of the contract (in the case of long-term contracts) are renegotiated in intervals ranging in frequency from daily to annual. At this time, we have no production on any of the lands where we are the operator and therefore we have no short-term or long-term contracts. We will adopt specific sales and marketing plans once production is achieved on lands where we are designated as the operator.

Market pricing for bitumen is seasonal, with lower prices in and around the calendar year-end being the norm due to lower demand for asphalt and other bitumen-derived products. By necessity, bitumen is regularly blended with diluent in order to facilitate its transportation through pipelines to North American markets. As such, the effective field price for bitumen is also directly impacted by the input cost of the diluent required, the demand and price of which is also seasonal in nature (higher in winter as colder temperatures necessitate more diluent for transportation). Consequently, bitumen pricing is usually weakest in and around December and not reflective of the annual average realized price or the economics of the “business” overall. We have been advised that, to price bitumen, marketers apply formulas that take as a reference point the prices published for crude oil of particular qualities such as “Western Canadian Select”, “Brent Crude Oil”, “Crude Bitumen 9 API Plant Gate”, “Edmonton light”, “Lloydminster blend”, or the more internationally known “West Texas Intermediate” (“WTI”).

The price of oil and natural gas sold is determined by negotiation between buyers and sellers. An order from the National Energy Board (“NEB”) is required for oil and gas exports from Canada. The NEB is a federal agency which was formed in 1959 by the Parliament of Canada to regulate oil, gas and electric utility industries. The NEB monitors the supply and demand of oil, as it does with natural gas, to ensure quantities exported do not exceed the surplus remaining after Canadian requirements have been met. Any oil export to be made pursuant to an export contract that exceeds a certain duration or quantity requires an exporter to obtain authorization from the NEB. Natural gas exported from Canada is also subject to similar regulation by the NEB. Exporters are free to negotiate prices and other terms with purchasers provided that the export contracts meet certain criteria prescribed by the NEB. The government of Alberta also regulates the volume of natural gas, which may be removed from the province for consumption elsewhere based on such factors as reserve availability, transportation arrangements and market considerations.

Competitive Business Conditions

We operate in a highly competitive environment, competing with major integrated and independent energy companies for desirable oil and natural gas properties as well as for the equipment, labour and materials required to develop and operate those properties. Many of our competitors have longer operating histories and substantially greater financial and other resources. Many of these companies not only explore for and produce crude oil and natural gas, but also carry on refining operations and market petroleum and other products on a worldwide basis. Our larger competitors, by reason of their size and relative financial strength, can more easily access capital markets than we can and may enjoy a competitive advantage, whereas we may incur higher costs or be unable to acquire and develop desirable properties at costs we consider reasonable because of this competition. Larger competitors may be able to absorb the burden of any changes in laws and regulation in the jurisdictions in which we do business and handle longer periods of reduced prices of gas and oil more easily. Our competitors may also be able to pay more for productive oil and natural gas properties and may be able to define, evaluate, bid for and purchase a greater number of properties and prospects than we can. Our ability to acquire additional properties in the future will depend upon our ability to conduct efficient operations, evaluate and select suitable properties, implement advanced technologies and consummate transactions in a highly competitive environment.

Competitive conditions may be substantially affected by various forms of energy legislation and/or regulation considered from time to time by the government of Canada and other countries as well as other factors beyond our control, including international political stability, overall levels of supply and demand for oil and gas, and the markets for synthetic fuels and alternative energy sources.

Customers

We received our first oil sales revenue late in September of 2014. Currently the operator of the SAGD Project, markets and distributes all of the oil being produced from the SAGD Project. This production is currently being trucked to market.

Royalty Agreements

Through the acquisition of Northern, we potentially became a party to the following:

On December 12, 2003, Nearshore Petroleum Corporation (“Nearshore”) entered into a purported royalty agreement with Mikwec Energy Canada, Ltd. (now known as Northern) that potentially encumbers six oil sands leases covering 23,405 gross acres (9,472 gross hectares) located within our Sawn Lake properties (the “Purported 6.5% Royalty”). Nearshore claimed a Purported 6.5% Royalty from Northern on the leased substances on the land interests which Northern holds in the above six oil sands leases. Nearshore was a private corporation incorporated in Alberta, Canada, and was owned and controlled by Mr. Steven P. Gawne and his wife, Mrs. Rebekah J. Gawne, who each owned 50% of Nearshore. Mr. Steven P. Gawne was the President, Chief Executive Officer and a director of Deep Well from February 6, 2004 to June 29, 2005. Nearshore has subsequently transferred part or all of this Purported 6.5% Royalty to other parties.

On March 18, 2014 and June 27, 2014, through Northern, we entered into and subsequently closed two Acquisition of Royalty Interest Agreements and General Indenture of Conveyance, Assignment and Transfer Agreements (collectively the “Agreements”), with one of our joint venture partners (our “JV Partner”) and one related party, Mr. Malik Youyou, whereby we acquired and cancelled 5.5% of the disputed Purported 6.5% Royalty claim on certain lands owned by us. Our counsel and the vendor’s counsel negotiated the terms and conditions of the Agreements. Pursuant to the terms and conditions of the Agreements, we paid the following consideration:

a)	US$2,435,124 (Cdn$2,697,600) to our JV Partner for the purchase and transfer of an undivided 3% interest out of the Purported 6.5% Royalty. The consideration paid was the original cost (in Canadian dollars) that our JV Partner paid to acquire its 3% interest in the Purported 6.5% Royalty.

b)	US$1,007,000 to Mr. Malik Youyou, who is a director and majority shareholder of our Company, for the purchase and transfer of an undivided 2.5% interest out of the Purported 6.5% Royalty. The consideration paid was for the reimbursement of the original cost (in US dollars) that Mr. Youyou paid to acquire this 2.5% interest in the Purported 6.5% Royalty from an arm’s length third party.

Although we continue to deny the validity of the Purported 6.5% Royalty, we determined that it was in the best interests of our shareholders to come to an arrangement to acquire and cancel most of the Purported 6.5% Royalty to prevent a potential encumbrance over our land or the possibility of future litigation resulting from these alleged royalty claims.

Government Approval and Crown Royalties

Exploration and Production. Our operations are subject to Canadian federal and provincial governmental regulations. Such regulations include: requiring approval and licenses for the drilling of wells, regulating the location of wells and the method and ability to produce the wells, surface usage and the restoration of land upon which wells have been drilled, the plugging and abandoning of wells and the transportation of production from our wells. Our operations are also subject to various conservation regulations, including the regulation of in-situ recovery processes, the size of spacing units, the number of wells which may be drilled in a unit, the unitization or pooling of oil and gas properties, the rate of production allowable from oil and gas wells and the ability to produce oil and gas.

The North American Free Trade Agreement. The North American Free Trade Agreement (“NAFTA”) grants Canada the freedom to determine whether exports to the United States or Mexico will be allowed. In making this determination, Canada must ensure that export restrictions do not (i) reduce the proportion of energy exported relative to the supply of the energy resource; (ii) impose an export price higher than the domestic price; or (iii) disrupt normal channels of supply. All parties to NAFTA are also prohibited from imposing minimum export or import price requirements.

Investment Canada Act. The Investment Canada Act of 1985, as amended, requires notification and/or review by the government of Canada in certain cases, including but not limited to, the acquisition of control of a Canadian Business by a non-Canadian. In certain circumstances, the acquisition of a working interest in a property that contains recoverable reserves will be treated as the acquisition of an interest in a “business” and may be subject to either notification or review, depending on the size of the interest being acquired and the asset size of the business.

Crown Royalties and Incentives. The governments of each province and the federal government of Canada have enacted legislation and regulations governing land tenure, royalties, production rates and taxes, environmental protection and other matters under their respective jurisdictions. The royalty regime is a significant factor in the profitability of oil and natural gas production. Royalties payable on production from lands other than Crown lands are determined by negotiations between the parties. Crown royalties are determined by provincial and federal government regulation and are generally calculated as a percentage of the value of the gross production with the royalty rate dependent in part upon prescribed reference prices, well productivity, geographical location, field discovery date and the type and quality of the petroleum product produced. From time to time, the governments of Canada and Alberta have established incentive programs such as royalty rate reductions, royalty holidays, tax credits and drilling royalty credits. These incentives are for the purpose of encouraging oil and natural gas exploration or enhanced recovery projects. These incentives generally increase cash flow.

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

Research and Development

We had no material scientific research and development costs for the fiscal years ended September 30, 2014 and 2013.

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

Alberta’s climate change regulation, effective July 1, 2007, requires Alberta facilities that emit more than 100,000 tons of greenhouse gases a year to reduce emissions intensity by 12%. Companies have four choices to meet their reductions: (i) they can make operating improvements to their operations that will result in greenhouse gas emission reductions; (ii) they can purchase Alberta based offset credits; (iii) they can contribute to the Climate Change and Emissions Management Fund; or (iv) they can purchase or use emission performance credits (“EPCs”). EPCs are generated by facilities that have gone beyond the 12% mandatory intensity reduction and can be banked for future use or sold to other facilities that need to meet the reduction target.

On June 18, 2009, the government of Canada passed an Environmental Enforcement Act (the “EEA”). The EEA was created to strengthen and amend nine existing statutes that relate to the environment and to enact provisions in respect of the enforcement of certain statutes that relate to the environment. The EEA amended various enforcement, offence, penalty and sentencing provisions to discourage offences under the EEA by setting minimum and maximum fines, in particular for serious offences. The EEA also provided enforcement officers new powers to investigate cases and grants courts new sentencing authorities that ensure penalties reflect the seriousness of the pollution and wildlife offences. The EEA also expands the authority to deal with environmental offenders by: (i) specifying aggravating factors such as causing damage to wildlife or wildlife habitat, or causing damage that is extensive, persistent or irreparable; (ii) providing fine ranges that are higher for corporate offenders than for individuals; (iii) doubling fine ranges for repeat offenders; (iv) authorizing the suspension and cancellation of licenses, permits or other authorizations upon conviction; (v) requiring corporate offenders to report convictions to shareholders; and (vi) mandating the reporting of corporate offences on a public registry.

Employees

Our Company currently has two prime subcontractors and three full-time employees. For further information on our subcontractors see “Compensation Arrangements for Executive Officers” under Item 11 “Executive Compensation” of this Annual Report. We expect that, from time to time, we will hire more employees, independent consultants and contractors during the stages of implementing our plans.

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

We Have A History Of Losses And May Not Achieve Or Sustain Profitability In The Future. Since our inception, we have suffered recurring losses from operations and have been dependent on new investment to sustain our operations. During the years ended September 30, 2014 and 2013 we reported net losses of $2,040,260 and $2,463,403 respectively. We may not achieve profitability in the foreseeable future, if at all. In addition, our operating expenses may be more than our future revenue growth. We expect our cost of revenue and operating expenses to continue to increase in the foreseeable future as we continue to expand on our thermal recovery operations at Sawn Lake, Alberta.

The Successful Implementation Of Our Business Plan Is Subject To Risks Inherent In The Oil Sands Business. Our oil sands operations are subject to the economic risks typically associated with exploration, development and production activities, including the necessity of significant expenditures to locate and acquire properties and to drill exploratory wells. In addition, the cost and timing of drilling, completing, operating and acquiring regulatory approval for thermal recovery operations on our wells is often uncertain. In conducting exploration and development activities, the presence of unanticipated pressure or irregularities in formations, miscalculations or accidents may cause our exploration, development and production activities to be unsuccessful. This could result in a total loss of our investment in a particular property. If exploration efforts are unsuccessful in establishing economically proven reserves and exploration activities cease, the amounts accumulated as unproven costs will be charged against earnings as impairments. Our exploitation and development of oil sands reserves depends upon access to the areas where our operations are to be conducted. We conduct a portion of our operations in regions where we are only able to do so on a seasonal basis. Unless the surface is sufficiently frozen, we are unable to access our properties, drill or otherwise conduct our operations as planned. In addition, if the surface thaws earlier than expected, we must cease our operations for the season earlier than planned. Our operations are affected by road bans imposed from time to time during the break-up and thaw period in the spring. Road bans are also imposed due to spring-break up, heavy rain, mud, rock slides and periods of high water, which can restrict access to our well sites and potential production facility sites. Our inability to access our properties or to conduct our operations as planned would result in a shutdown or slowdown of our operations, which would adversely affect our business.

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

Our Interests Are Held In The Form Of Leases That We May Be Unable To Retain. Our Sawn Lake property is held under leases and working interests in leases. These leases to which we are a party are for a fixed term of 15 years, but contain a provision that allows us to extend the term of the lease so long as we meet the minimum level of evaluation as set out by the government of Alberta tenure guidelines. If we or the holder of a lease fails to meet the specific requirements of the lease regarding delay or non-payment of rental payments or we or the holder of the lease fail to meet the minimum level of evaluation, some or all of our leases may terminate or expire. There can be no assurance that any of the obligations required to maintain each lease will be met. The termination or expiration of our leases or the working interests relating to leases may reduce our opportunity to exploit a given prospect for oil production and thus could have a material adverse effect on our business, results of operations and financial condition.

We Expect Our Operating Expenses To Increase Substantially In The Future And We May Need To Raise Additional Funds. We have a history of net losses and expect that our operating expenses will increase substantially over the next 12 months as we continue to develop our oil sands leases. In addition, we may experience a material decrease in liquidity due to unforeseen capital calls or other events and uncertainties. As a result, we may need to raise additional funds, and such funds may not be available on favourable terms, if at all. If we cannot raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. This could have a material adverse effect on our business, results of operations and financial condition.

Our Ability To Produce Sufficient Quantities Of Oil From Our Properties May Be Adversely Affected By A Number Of Factors Outside Of Our Control. The business of exploring for and producing oil and gas involves a substantial risk of investment loss. Drilling oil wells involves the risk that the wells may be unproductive or that, although productive, the wells may not produce oil in economic quantities. Other hazards such as unusual or unexpected geological formations, pressures, fires, blowouts, loss of circulation of drilling fluids or other conditions may substantially delay or prevent completion of any well. Adverse weather conditions can also hinder drilling operations. A productive well could become uneconomic due to, for example, pressure depletion, water encroachment or mechanical difficulties, which could impair or prevent the production of oil and/or gas from the well. There can be no assurance that oil will be produced from all of our properties in which we have interests. Marketability of any oil that we acquire or discover may be influenced by numerous factors beyond our control. The marketability of our production will depend on the proximity of our reserves to and the capacity of, third party facilities and services, including oil and natural gas gathering systems, pipelines, trucking or terminal facilities, and processing facilities. The unavailability or insufficient capacity of these facilities and services could force us to shut-in producing wells, delay the commencement of production, or discontinue development plans for some of our properties, which would adversely affect our financial condition and performance. There may be periods of time when pipeline capacity is inadequate to meet our oil transportation needs. During periods when pipeline capacity is inadequate, we may be forced to reduce production or incur additional expense as existing production is compressed to fit into existing pipelines. Other risk factors include availability of drilling and related equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental protection. Our ability to manage these factors could have a material adverse effect on our business, results of operations and financial condition.

We Do Not Control All Of Our Operations. We do not operate all of our properties and we therefore have limited influence over the testing, drilling and production operations of those properties. Currently, we have a 90% working interest in 51 sections on six oil sands leases, a 100% working interest in five sections on one oil sands lease, where we are the operator of the 90% and 100% leases. We also have a 25% working interest in an additional 12 sections on two oil sands leases where one of our joint venture partners is the operator. These nine oil sands leases, which are all contiguous, cover 43,015 gross acres (17,408 gross hectares) where we currently have 34,096 net acres (13,798 net hectares). All nine oil sands leases are located in the Peace River oil sands area of Alberta, Canada. Our lack of operational control of the 12 sections currently not operated by us means we are exposed to the following possibilities:

●	the operator might initiate exploration or development on a faster or slower pace than we prefer;

●	the operator might propose to drill more wells or build more facilities on a project than we have funds for or that we deem appropriate, which could mean that we are unable or decline to participate in the project or share in the revenues generated by the project; or

●	if the operator does not initiate a joint operation proposal to conduct further operations on these 12 sections, the non-operators are entitled to propose a joint operation that is separate from any already existing project. As a non-operator on those 12 sections, we might be unable to pursue further operations on those sections unless we and possibly other joint participating non-operators directly pay the entire cost thereof. In such a scenario, the Joint Operating Agreement governing the relationship of the joint interest owners in these 12 sections allow a party to recoup the costs which are paid on behalf of other non-participating joint owners in addition to penalties because of their non-participation.

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

The AER governs our operations in Alberta, Canada and they have implemented a new directive (“Directive 056”) through which the government of Alberta has issued its First Nations Consultation Policy on Land Management and Resource Development on May 16, 2005. The AER expects that all industry applicants must adhere to this policy and the consultation guidelines. These requirements and expectations apply to the licensing of all new energy developments and all modifications to existing energy developments, as covered in Directive 056. In the policy, the government of Alberta has developed consultation guidelines to address specific questions about how consultation for land management and resource development should occur in relation to specific activities. Prior to filing an application, the applicant must address all questions, objections, and concerns regarding the proposed development project and attempt to resolve them. This includes concerns and objections raised by members of the public, industry, government representatives, First Nations, Métis, and other interested parties. This process can cause significant delays in obtaining a drilling permit for exploration and/or a production well license for both oil and gas.

Our Operations Are Subject To A Wide Range of Environmental Legislation and Regulation From All Levels Of Government Of Which We Have No Control. Environmental legislation imposes, among other things, restrictions, liabilities and obligations in connection with the generation, handling, storage, transportation, treatment and disposal of hazardous substances and waste and in connection with spills, releases and emissions of various substances into the environment. As well, environmental regulations are imposed on the qualities and compositions of the products sold and imported. Environmental legislation also requires that wells, facility sites and other properties associated with our operations be operated, maintained, abandoned and reclaimed to the satisfaction of applicable regulatory authorities. In addition, certain types of operations, including exploration and development projects and significant changes to certain existing projects, may require the submission and approval of environmental impact assessments. Compliance with environmental legislation can require significant expenditures, and failure to comply with environmental legislation may result in the imposition of fines and penalties and liability for cleanup costs and damages. The costs of complying with environmental legislation in the future could have a material adverse effect on our business, results of operations and financial condition. We anticipate that changes in environmental legislation may require, among other things, reductions in emissions to the air from its operations and result in increased capital expenditures. Future changes in environmental legislation could occur and result in stricter standards and enforcement, larger fines and liability, and increased capital expenditures and operating costs, which could have a material adverse effect on our business, results of operations and financial condition.

Market Fluctuations In The Prices Of Oil Could Adversely Affect Our Business. Prices for oil tend to fluctuate significantly in response to factors beyond our control. These factors include, but are not limited to, the ongoing wars in the Middle East and actions of the Organization of Petroleum Exporting Countries and its maintenance of production constraints, the U.S. economic environment, weather conditions, the availability of alternate fuel sources, transportation interruption, the impact of drilling levels on crude oil and natural gas supply, and the environmental and access issues that could limit future drilling activities for the industry.

Changes in commodity prices may significantly affect our capital resources, liquidity and expected operating results. Price changes directly affect revenues and can indirectly impact expected production by changing the amount of funds available to reinvest in exploration and development activities. Reductions in oil could not only reduce revenues and profits, but could also reduce the quantities of reserves that are commercially recoverable. Significant declines in oil prices could result in non-cash charges to earnings due to impairment.

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

Broker-Dealers Are Not Permitted To Solicit Trades In Our Common Stock. Our common stock is considered to be a “penny stock” because it meets one or more of the definitions of “penny stock” in Rule 3a51-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The principal result or effect of being designated a “penny stock” is that securities broker-dealers cannot recommend the stock and may only trade in it on an unsolicited basis. The continued inability of brokers to recommend our stock could have a material adverse effect on our business, results of operations and financial condition.

Risks Related To Broker-Dealer Requirements Involving Penny Stocks / Risks Affecting Trading and Liquidity. Section 15(g) of the Exchange Act and Rule 15g-2 promulgated thereunder by the SEC require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account. These rules may have the effect of reducing the level of trading activity in the secondary market, if and when one develops.

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

Office Leases

We lease and maintain office space in Edmonton, Alberta for corporate and administrative operations. This lease will expire on June 30, 2015.

Oil and Gas Properties

Acreage

Currently, we have a 90% working interest in 51 sections on six oil sands leases, a 100% working interest in five sections on one oil sands lease, and a 25% working interest in an additional 12 sections on two oil sands leases in the Peace River oil sands area of Alberta, all of these sections are contiguous. These nine oil sands leases cover 43,015 gross acres (17,408 gross hectares). Of the 68 contiguous sections on nine oil sands leases, one of our joint venture partners is the operator of 12 sections on two oil sands leases where we have a 25% working interest since the execution of the Farmout Agreement, and we are the operator on 56 sections on seven oil sands leases where we have working interests of either 90% or 100%.

For further information, see Oil and Gas Properties on our Balance Sheet and Note 3 and Note 4 in the notes to our consolidated financial statements contained herein.

The following table summarizes, by geographic area, our gross and net developed and undeveloped Peace River oil sands rights under lease as of September 30, 2014:

Peace River Oil Sands Rights as of September 30, 2014

	Gross Hectares	Net Hectares	Gross Acres	Net Acres
Developed Acreage
Alberta, Canada	8	2	20	5
Total	8	2	20	5

Undeveloped Acreage
Alberta, Canada	17,400	13,796	42,995	34,091
Total	17,400	13,796	42,995	34,091

TOTAL Developed and Undeveloped	17,408	13,798	43,015	34,096

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

Undeveloped acreage is considered to be those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil or natural gas, regardless of whether or not that acreage contains proven reserves, but does not include undrilled acreage held by production under the terms of a lease. As is customary in the oil and gas industry, we can generally retain our interest in undeveloped acreage by engaging in drilling activity that establishes commercial production sufficient to maintain the leases, or by paying delay rentals during the remaining primary term of such a lease. The oil sands leases in which we have an interest are for a primary term of 15 years, and if we meet the Minimum Level of Evaluation (“MLE”) as set out by the government of Alberta oil sands tenure guidelines we can continue these leases beyond their primary term for an indefinite period.

The government of Alberta owns the land and we have acquired the rights to perform oil and gas activities on these lands. If we meet the conditions of the 15-year leases we will be permitted to drill on and produce oil from the land into perpetuity. These conditions give us until the expiration of the leases to meet the following requirements on our primary oil sands leases:

(i)       drill 68 wells throughout the 68 sections; or

(ii)     drill 44 wells within the 68 sections and acquire and process two miles of seismic on each other undrilled section.

We plan to meet the second of these conditions. As at December 31, 2014, we have an interest in ten wells, which can be counted toward these requirements. We have acquired and processed 25 miles of seismic on the leases, some which can be counted toward the MLE requirements. Our joint venture partner and operator of the SAGD Project has also acquired additional seismic that can be used towards our MLE requirements.

We have also identified two other wells drilled on these leases, which may be included in the satisfaction of the MLE requirements.

Our developed and undeveloped oil sands acreage as of December 31, 2014, covers 43,015 gross acres (34,096 net acres) on 68 sections of land under nine oil sands leases. Until we extend the leases “into perpetuity” based on the government of Alberta regulations, the lease expiration dates of our nine oil sands leases are as follows:

(i)	32 sections of land or 20,242 gross acres (13,284 net acres) under five oil sands leases are set to expire on July 10, 2018;

(ii)	31 sections of land or 19,610 gross acres (17,649 net acres) under three oil sands leases are set to expire on August 19, 2019; and

(iii)	five sections of land or 3,163 gross acres (3,163 net acres) under one oil sands lease are set expire on April 9, 2024. It is the Company’s opinion that the Company has already met the governmental requirements for this lease and it will be applying to continue this lease into perpetuity.

Delivery Commitments

We are not subject to any obligations under existing delivery commitment contracts or agreements calling for the provision of fixed and determinable quantities of oil and gas.

Disclosure of Reserves

Our oil reserves are attributable solely to properties within Alberta, Canada. The following table discloses, in the aggregate, the Company’s estimated reserves on the Company’s Sawn Lake oil sands properties located in the Peace River oil sands area of Alberta, Canada, as of September 30, 2014, based on estimated constant prices and cost assumptions. We reported no proved, probable or possible reserves based on Petroleum Resources Management System (“PRMS”) standards as at September 30, 2013.

Summary of Oil and Gas Reserves as of September 30, 2014 (Constant Prices and Costs)
	RESERVES
	Light and Medium Oil		Heavy Oil		Oil		Natural Gas		Natural Gas Liquids
Reserves Category	Gross (Mbbl)	Net (Mbbl)	Gross (Mbbl)	Net (Mbbl)	Gross (1) (Mbbl)	Net (2) (Mbbl)	Gross (Mmcf)	Net (Mmcf)	Gross (Mbbl)	Net (Mbbl)
Proved	–	–	–	–	–	–	–	–	–	–
Developed Producing	–	–	–	–	281	257	–	–	–	–
Developed Non-producing	–	–	–	–	–	–	–	–	–	–
Undeveloped	–	–	–	–	290	266	–	–	–	–
Total Proved	–	–	–	–	571	523	–	–	–	–
Probable	–	–	–	–	1,793	1,475	–	–	–	–
Total Proved plus Probable	–	–	–	–	2,364	1,998	–	–	–	–
Possible	–	–	–	–	2,320	1,900	–	–	–	–
Total Proved plus Probable plus Possible	–	–	–	–	4,684	3,898	–	–	–	–

(1)Gross Reserves – are defined as the Company’s working interest reserves (operating or non-operating) before deduction of royalties.

(2)Net Reserves – are defined as the Company’s working interest reserves (operating or non-operating) after deduction of royalties.

Note: The numbers in this table may not add exactly due to rounding.

Under current SEC standards, “Proved Reserves” are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible, from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations, prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation.

Under current SEC standards, the term “Reasonable Certainty” if deterministic methods are used, implies a high degree of confidence that the quantities will be recovered. If probabilistic methods are used, there should be at least a 90% probability that the quantities actually recovered will equal or exceed the estimate. A high degree of confidence exists if the quantity is much more likely to be achieved than not, and, as changes due to increased availability of geoscience (geological, geophysical, and geochemical), engineering, and economic data are made to estimated ultimate recovery (“EUR”) with time, reasonably certain EUR is much more likely to increase or remain constant than to decrease.

Reasonable certainty can be established using techniques that have been proved effective by actual production from projects in the same reservoir or an analogous reservoir or by other evidence using reliable technology that establishes reasonable certainty.

Under current SEC standards, “Reliable Technology” is a grouping of one or more technologies (including computational methods) that have been field tested and have demonstrated to provide reasonably certain results with consistency and repeatability in the formation being evaluated or in an analogous formation.

In order to establish reasonable certainty with respect to our estimated proved reserves, we employ in-situ technologies that have been demonstrated to yield results in the oil sands with consistency and repeatability. The technical data used in the estimation of our proved reserves include, but are not limited to, electrical logs, core analyses, geologic maps and available downhole and production data, seismic data and well test data. Reserves attributable to our producing wells which have limited production history and for undeveloped locations are estimated using performance from analogous wells in the surrounding area and technical data to assess the reservoir continuity.

The accuracy of any reserve estimate is a function of the quality of available geological, geophysical, engineering and economic data, the precision of the engineering and geological interpretation and judgment. The estimates of reserves and future cash flows are based on various assumptions and are inherently imprecise. Although we believe these estimates are reasonable, actual future production, cash flows, taxes, development expenditures, operating expenses and quantities of recoverable oil reserves may vary substantially from these estimates. Also, the use of a 10% discount factor for reporting purposes may not necessarily represent the most appropriate discount factor, given actual interest rates and risks to which our business or the oil and natural gas industry in general are subject.

There are numerous uncertainties inherent in estimating quantities of proved reserves and estimates of reserves quantities and values must be viewed as being subject to significant change as more data about our properties becomes available.

Estimates of probable and possible reserves are inherently imprecise. When producing an estimate of the amount of oil that is recoverable from a particular reservoir, probable reserves are those additional reserves that are less certain to be recovered than proved reserves but which, together with proved reserves, are as likely as not to be recovered. Possible reserves are even less certain and generally require only a 10% or greater probability of being recovered. All categories of reserves are continually subject to revisions based on production history, results of additional exploration and development, price changes and other factors. Estimates of probable and possible reserves are by their nature much more speculative than estimates of proved reserves and are subject to greater uncertainties, and accordingly the likelihood of recovering those reserves is subject to substantially greater risk.

Third Party Reports

Our estimates of proved, probable and possible reserves were based on an independent third party report prepared and evaluated by DeGolyer and MacNaughton Canada Limited (“DeGolyer”) an independent qualified reserves evaluator. DeGolyer is an Alberta Corporation with offices in Calgary, Alberta. DeGolyer is a subsidiary of DeGolyer and MacNaughton which has been providing petroleum consulting services throughout the world since 1936. DeGolyer was engaged by our Company to evaluate our Company’s Sawn Lake oil sands properties located in Northern Alberta and prepare an independent assessment and evaluation of our Company’s reserves as at September 30, 2014. Included herein, as Exhibit 23.1, is a consent report from DeGolyer.

Preparation of Reserves Estimates and Reserves Evaluation

Our reserves data and estimates were prepared and evaluated by DeGolyer in compliance with SEC definitions and guidance and in accordance with generally accepted petroleum engineering principles. The technical persons employed by DeGolyer met the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Natural Gas Reserves Information promulgated by the Society of Petroleum Engineers.

Our reserves estimates are prepared by independent examination and evaluation of our production data, reservoir pressure data, logs, geological data, and offset analogies. DeGolyer is provided full access to complete and accurate information pertaining to our properties, and to all applicable personnel of our Company. DeGolyer’s independent evaluation of our reserves was supervised by Mr. Douglas S. Christie, Vice President of DeGolyer. Mr. Christie is a registered professional geologist in Alberta, Canada and has over 33 years of oil and gas industry experience and 22 years of application evaluation experience. Our Board recently appointed a reserves and resources committee consisting of four Board members. The reserves and resources committee members are Mr. Said Arrata, Mr. David Roff, Mr. Colin Outtrim and Mr. Curtis James Sparrow. Our reserves estimates and process for developing such estimates are reviewed by our current reserves and resources committee and approved by our management. Our management on behalf of our Board ensures compliance with SEC disclosure and internal control requirements along with verifying the independence of all third-party consultants. Our management is ultimately responsible for reserve estimates and reserve disclosures and ensuring that they are in accordance with the applicable regulatory requirements and industry standards and practices.

Estimates of oil and natural gas reserves are projections based on a process involving an independent third party engineering firm’s collection of all required geologic, geophysical, engineering and economic data, and such firm’s complete external preparation of all required estimates are forward-looking in nature. These reports rely upon various assumptions, including assumptions required by the SEC, such as constant oil and natural gas prices, operating expenses and future capital costs. The process also requires assumptions relating to availability of funds and timing of capital expenditures for development of our proven undeveloped reserves. These reports should not be construed as the current market value of our reserves. Because of the uncertainties inherent in the interpretation of this data, we cannot be certain that the reserves will ultimately be realized. Our actual results could differ materially.

Proved Undeveloped Reserves

Our independent reserves report, prepared by DeGolyer, estimates that we have 290 thousand barrels proved undeveloped reserves, before deduction of royalties as at September 30, 2014, on our Sawn Lake oil sands properties located in the Peace River oil sands area of Alberta, Canada. We have no material changes in our proved undeveloped reserves that occurred during the year to be reported, for the reason that this is the first time we have reported proved undeveloped reserves in any of our SEC filings.

The operator of the SAGD Project has indicated spending plans related to development of some of our proved undeveloped reserves over the next year, which includes the drilling of an additional SAGD well pair and potentially the expansion of our joint SAGD plant facility.

Reserves Reported to Other Agencies

The Company has filed a Statement of Reserves Data and Other Oil and Gas Information on Form 51-101F1 with the Alberta Securities Commission pursuant to National Instrument 51-101 – Standard of Disclosure for Oil and Gas Activities, which included estimates of total proved, probable and possible (developed and or undeveloped) net oil reserves prepared in accordance with the Canadian Oil and Gas Evaluation Handbook (“COGEH”).

Oil and Gas Production, Production Prices and Production Costs

On September 16, 2014, the first SAGD well pair started producing oil from our joint Sawn Lake oil sands properties. We received our first revenue late in September of 2014 from the sales of our produced oil. The following table discloses our Company’s share of production and average sales price for the last three fiscal years:

Oil
	Production(2)	Average Sales Price per Unit	Average Production Costs per Unit
Fiscal Year	(bbls)	($/bbl)	($/bbl)
Peace River Oil Sands, Alberta, Canada:
2014(1)	$818.6	$61.77	$(3)
2013	$–	$–	$–
2012	$–	$–	$–

(1) First production began September 16, 2014.

(2) Our Company’s working interest share before royalties.

(3) Currently all of our operating costs from the SAGD Project are being paid by the Farmee under the terms of the Farmout Agreement

Productive Wells

The following table sets forth our gross and net productive oil wells as of September 30, 2014:

	Producing Oil Wells				Producing Gas Wells		Total
	Gross		Net		Gross	Net	Gross	Net
Gas	–		–		–	–	–	–
Oil	1	(1)	0.25	(1)	–	–	1	0.25

(1) SAGD producer well

Drilling and Other Exploratory and Development Activities

The following table summarizes the results of our drilling activities in the Peace River oil sands area of Alberta during the fiscal years ended September 30, 2014, 2013 and 2012.

	Development (Net Wells)						Exploratory (Net Wells)				Total
	Oil		Gas	Service Well		Dry	Oil	Gas	Service Well	Dry	Net wells
2014
Alberta, Canada	0.25	(1)	–	0.75	(2)	–	–	–	–	–	1

2013
Alberta, Canada	–		–	–		–	–	–	–	–	–

2012
Alberta, Canada	–		–	–		–	–	–	–	–	–

(1) Our 25% working interest in one SAGD producer well.

(2) Our 25% working interest in one SAGD steam injection well, one water source well and one disposal well.

Present Activities – Peace River Oil Sands, Alberta Canada (Sawn Lake Properties)

Currently we have no wells in the process of being drilled. However, we have nine wells on our Sawn Lake oil sands properties that we previously drilled and completed which are currently suspended.

On July 30, 2013, we entered into the SAGD Project Agreement. Our Company’s participation in the SAGD Project is well underway. For Phase 1 of the SAGD Project, one SAGD well pair was drilled in the fourth quarter of 2013 to a depth of 650 meters and a horizontal length of 780 meters. After the construction of the SAGD facility for steam generation, water handling and oil treating was completed in 2014, and steam injection commenced on May 21, 2014. The first oil production commenced on September 16, 2014. Results to date indicate that the SAGD production process is effective in this Bluesky formation reservoir. Oil sales averaged 221 barrels of oil per day, half way through the 3rd thirty day period since the start-up of production. Over the next several months the SAGD well pair is expected to have increased steam injection and oil production as the steam chamber develops. The objective of this initial SAGD well pair was to establish that SAGD technology is effective in producing oil from the Bluesky reservoir, and results to date support this. Production is anticipated to peak around September 2015 corresponding to the end of the first year of production.

On July 31, 2013, we entered into the Farmout Agreement. In accordance with the Farmout Agreement, the Farmee has agreed to provide up to $40,000,000 in funding for our portion of the costs for the SAGD Project, in return for a net 25% working interest in 12 sections where we had a working interest of 50% before the execution of the Farmout Agreement. The Farmee will also provide funding to cover monthly operating expenses of our Company, not to exceed $30,000 per month. In addition, and as recently amended, the Farmee has the option to elect, prior to December 31, 2015,by committing an additional $110,000,000 of financing to the development of our Company’s Sawn Lake oil sands properties, to obtain an additional working interest of 45% to 50% in the remaining 56 sections of land where we have working interests ranging from 90% to 100%. As required by the Farmout Agreement, as of December 15, 2014, the Farmee has currently paid Cdn$19,355,129 to the operator of the SAGD Project for the Farmee’s share and our share of the costs of the SAGD Project.

Currently, we have in place joint operating agreements (our “Joint Operating Agreements”) with our joint venture partners to manage the operations of our joint oil sands leases. Under these agreements our joint oil sands leases were evaluated seismically, geologically and by drilling to establish the continuity and the distribution of the crude bituminous-bearing Bluesky reservoir zone across our joint lands. The development progress of our properties is governed by several factors such as federal and provincial governmental regulations. Long lead times in getting regulatory approval for thermal recovery projects are commonplace in our industry. Road bans, winter access only roads and environmental regulations can and often do delay development of similar projects. Because of these and other factors, our oil sands project can take significantly longer to complete than regular conventional drilling programs for lighter oil. To date, our geological, engineering and economic studies lead us to believe that our working interest can support full profitable commercial production.

In August 2013, we received approval from the AER for our HCSS Project application. It is anticipated that we will develop a thermal demonstration project on our properties followed by a commercial expansion project on one half section of land located on section 10-92-13W5 of our Sawn Lake oil sands properties where we currently have a 90% working interest. This application, submitted in early 2012, was an application to modify our previously approved in-situ demonstration project for a well to test thermal production on our Sawn Lake oil sands leases. This modification changed the vertical CSS well earlier approved, into a thermal recovery project to test two wells that use a horizontal application of CSS. We are currently waiting on the production facility performance results from the SAGD Project in order to fine-tune our HCSS Project facility design before we initiate start-up operations on the ½ section of land where we plan to drill two horizontal wells to test the use of HCSS technology.

ITEM 3.	LEGAL PROCEEDINGS

DISMISSED - I.G.M. Resources Corp. vs. Deep Well Oil & Gas, Inc., et al

On February 11, 2014, the Court dismissed, without any costs to the Company, the Plaintiff’s claims against Deep Well Oil & Gas, Inc. and its subsidiary Northern Alberta Oil Ltd.

Previously on March 10, 2005, I.G.M. Resources Corp. (the“Plaintiff”) filed against Classic, 979708 Alberta Ltd. (“979708”), Deep Well Oil & Gas, Inc., Nearshore, Steven P. Gawne, Rebekah Gawne, Gawne Family Trust, 1089144 Alberta Ltd., John F. Brown, Diane Lynn McClaflin, Cassandra Doreen Brown, Elissa Alexandra Brown, Brown Family Trust, Priority Exploration Ltd., Northern and Gordon Skulmoski (the “IGM Defendants”), a Statement of Claim in the Court of Queen’s Bench of Alberta Judicial District of Calgary. This suit was part of a series of lawsuits or actions undertaken by the Plaintiff against some of the other above-named IGM Defendants. The Plaintiff claimed the value of the assets sold was far in excess of the value paid for those assets. On April 23, 2004, Northern purchased some of Classic’s assets, including some of which are under dispute by the Plaintiff. On June 7, 2005, Deep Well acquired all of the common shares of Northern thereby giving Deep Well an indirect beneficial interest in the assets in which the Plaintiff had claimed an interest. The Plaintiff had sought an order setting aside the transaction between 979708, compensation in the amount of Cdn $15,000,000 and a declaration of trust declaring that Northern and Deep Well hold all of the assets acquired from 979708 and any property acquired by use of such assets or confidential information of 979708, in trust for the Plaintiff.

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

	High	Low

Fiscal September 30, 2013
First Quarter	$0.08	$0.05
Second Quarter	$0.08	$0.05
Third Quarter	$0.09	$0.03
Fourth Quarter	$0.50	$0.03
Fiscal September 30, 2014
First Quarter	$0.60	$0.27
Second Quarter	$0.43	$0.27
Third Quarter	$0.42	$0.15
Fourth Quarter	$0.41	$0.27

Holders of Record

As of October 31, 2014, we had approximately 164 holders of record of our shares of common stock. Our Company estimates that investment dealers and other nominees are the record holders for approximately 2,200 beneficial holders.

Dividends

We have not paid cash dividends since inception. We intend to retain all of our earnings, if any, for use in our business and do not anticipate paying any cash dividends in the foreseeable future. The payment of any future dividends will be at the discretion of the Board of Directors (our “Board”) and will depend upon a number of factors, including future earnings, the success of our business activities, capital requirements, the general financial condition and our future prospects, general business conditions and such other factors as our Board may deem relevant.

Return of Capital Distribution

On August 9, 2013, our Company approved a distribution to our shareholders in the amount of $0.07 per share of common stock to be payable on September 20, 2013 (the “Payment Date”) to the holders of record of all the issued and outstanding shares of common stock of the Company as of the close of business on August 16, 2013, (the “Record Date”). This cash distribution to our Company’s shareholders was not a dividend paid out of the earnings and profits, but was a non-dividend distribution characterized as a “return of capital”.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of September 30, 2014 with respect to shares of Deep Well’s common stock that may be issued under our existing equity compensation plans.

	Equity Compensation Plan as of September 30, 2014
	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	11,830,000 (1)	$0.26	11,102,699	(2)

Equity compensation plans not approved by security holders	–	–	–

Total	11,830,000	$0.26	11,102,699	(2)

(1) On March 23, 2011, our Board granted our directors, Dr. Horst A. Schmid, Mr. Said Arrata, Mr. Satya Das, Mr. David Roff, Mr. Curtis James Sparrow and Mr. Malik Youyou, options to purchase 450,000 shares each of common stock at an exercise price of $0.14 per share of common stock, with one-third vesting immediately, one-third vesting on March 23, 2012, and one-third vesting on March 23, 2013, each with a five-year life from the original grant date. On June 20, 2013, our Board granted our directors Dr. Horst A. Schmid, Mr. Said Arrata, Mr. Satya Das, Mr. David Roff, Mr. Curtis James Sparrow and Mr. Malik Youyou, options to purchase 450,000 shares each of common stock at an exercise price of $0.05 per share of common stock, with one-third vesting immediately, one-third vesting on June 20, 2014, and one-third vesting on June 20, 2015, each with a five-year life from the original grant date. And on June 20, 2013, our Board also granted two consultants, Portwest Investments Ltd. and Concorde Consulting, options to purchase 1,000,000 shares each of common stock at an exercise price of $0.05 per share of common stock, with one-half vesting immediately and one-half vesting on June 20, 2014, each with a five-year life from the original grant date. And on June 20, 2013, our Board also granted one employee of our Company, options to purchase 150,000 shares of common stock at an exercise price of $0.05 per share of common stock, with one-third vesting immediately, one-third vesting on June 20, 2014, and one-third vesting on June 20, 2015, with a five-year life from the original grant date. From August 12 to 15, 2013, six of our directors and one consultant exercised a total of 3,200,000 stock options. On October 28, 2013, the our Board granted a contractor an option to purchase 250,000 shares of common stock at an exercise price of $0.30 per share of common stock, all vesting immediately, with a five-year life, for his services in connection with the Farmout Agreement. On December 4, 2013, the Board appointed Mr. Pascal Nodé-Langlois to its Board and in connection with this appointment the Board granted Mr. Nodé-Langlois an option to purchase 450,000 shares each of common stock at an exercise price of $0.34 per share of common stock, 150,000 vesting immediately and the remaining vesting one-third on December 4, 2014, and one-third on December 4, 2015, with a five-year life. On September 19, 2014, the Board granted Dr. Horst A. Schmid, Mr. Said Arrata, Mr. Satya Das, Mr. Pascal Node-Langlois, Mr. David Roff, Mr. Curtis James Sparrow and Mr. Malik Youyou options to purchase 600,000 shares each of common stock at an exercise price of $0.38 per share of common stock, 200,000 vesting immediately and the remaining vesting one-third on September 19, 2015, and one-third on September 19, 2016, with a five-year life. On September 19, 2014, the Board granted two consultants, Portwest Investments Ltd. and Concorde Consulting, an option to purchase each 1,200,000 shares each of common stock at an exercise price of $0.38 per share of common stock, 600,000 vesting immediately and remaining vesting on September 19, 2015. On September 19, 2014, the Board granted one employee an option to purchase 180,000 shares each of common stock at an exercise price of $0.38 per share of common stock, 60,000 vesting immediately and the remaining vesting one-third on September 19, 2015, and one-third on September 19, 2016, with a five-year life.

(2) Based on 229,326,987 issued and outstanding shares as at September 30, 2014. The maximum number of common shares that may be reserved for issuance under the Stock Option Plan (as defined below), as amended, may not exceed 10% of our Company’s issued and outstanding common shares.

Stock Option Plan

On November 28, 2005 and as amended on December 4, 2013, our Board adopted the Deep Well Oil & Gas, Inc. stock option plan (the “Stock Option Plan”). The Stock Option Plan was approved by a majority of our shareholders at the February 24, 2010 general meeting of shareholders. The Stock Option Plan, which is administered by our Board, permits options to acquire shares of Deep Well’s common stock to be granted to our directors, senior officers and employees of the Company and its subsidiaries, as well as certain consultants and other persons providing services to our Company. This Stock Option Plan was adopted to provide an incentive to the retention of our directors, officers and employees as well as consultants that we may wish to retain in the future. The maximum number of shares of common stock, which may be reserved for issuance under the Stock Option Plan may not exceed 10% of our issued and outstanding common stock, subject to adjustment as contemplated by the Stock Option Plan. For further information see Note 12 in the notes to our consolidated financial statements contained herein.

On November 17, 2014, our Board appointed Mr. Colin P. Outtrim to serve on our Board and in connection with Mr. Outtrim’s appointment our Board granted Mr. Outtrim an option to purchase 600,000 shares each of common stock at an exercise price of $0.23 per common share, 200,000 vesting immediately and the remaining vesting one-third on November 17, 2015, and one-third on November 17, 2016, with a five-year life.

Performance Graph

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and therefore are not required to provide the information required under this item.

Recent Sales of Unregistered Securities

Effective November 23, 2012, pursuant to a subscription agreement, our Company completed a private placement with Mr. Malik Youyou of an aggregate of 42,857,142 units at a price of $0.07 per unit, for total gross proceeds of $3,000,000. Each unit is comprised of one share of common stock and one common share purchase warrant. Each warrant entitles the holder to purchase one share of common stock at a price of $0.105 for a period of three years from the date of closing, provided that if the closing price of the common shares of our Company on the principal market on which our common shares trade is equal to or exceeds $1.00 for thirty consecutive trading days, the warrant term will automatically accelerate to the date that is thirty calendar days following the date that written notice has been given to the warrant holder. No commission or finder’s fees were payable in connection with this private placement. The units were issued pursuant to Regulation S (“Regulation S”) under the Securities Act of 1933, as amended (the “Securities Act”). The warrants will expire on November 23, 2015 unless expiration is automatically accelerated.

On July 10, 2013, pursuant to a subscription agreement, our Company closed a private placement with Portwest Investments Ltd. (“Portwest”) a company 100% owned by Dr. Horst A. Schmid, of an aggregate of 850,000 units at a price of $0.05 per unit, for total gross proceeds of $42,500. Each unit is comprised of one share of common stock and one common share purchase warrant. Each warrant entitles the holder to purchase one share of common stock at a price of $0.075 for a period of three years from the closing date, provided that if the closing price of the common stock of our Company on the principal market on which our shares trade is equal to or exceeds $1.00 for thirty consecutive trading days, the warrant term shall automatically accelerate to the date which is thirty calendar days following the date that written notice has been given to the warrant holder. No commission or finder’s fees were payable in connection with this private placement. The units were issued pursuant to Regulation S. The warrants will expire on July 10, 2018 unless expiration is automatically accelerated.

On July 31, 2013, pursuant to a subscription agreement, our Company closed a private placement to one investor, our current Farmee, of an aggregate of 45,111,778 shares of common stock for total gross proceeds of $22,000,000. As per the private placement documents, the common stock were to be issued to the investor after September 20, 2013 but before November 30, 2013. And on October 16, 2014, we issued out of treasury 45,111,778 shares of our common stock to the Farmee. No commission or finder’s fees were payable in connection with this private placement. The shares of common stock were issued pursuant to Regulation S.

Between August 12 and August 15, 2013, six directors and two consultants of our Company acquired a combined total of 3,768,096 common shares of our common stock, upon exercising stock options and warrants, at exercise prices ranging from $0.05 to $0.14 per common share for total combined gross proceeds to our Company of $372,000. The shares of common stock were issued pursuant to Section 4(2) of the Securities Act.

On October 3, 2014, a warrant holder of our Company acquired 47,618 common shares of our Company, upon exercising warrants, at an exercise price of $0.105 per share of common stock for gross proceeds to our Company of $4,999.90.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of equity securities by our Company or affiliated purchasers during the fourth quarter of the fiscal year ended September 30, 2014.

ITEM 6.	SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and therefore are not required to provide the information required under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes. This discussion includes forward-looking statements that reflect our current views with respect to future events and financial performance that involve risks and uncertainties. Our actual results, performance or achievements could differ materially from those anticipated in the forward-looking statements as a result of certain factors including risks discussed in “Cautionary Note Regarding – Forward-Looking Statements” below and elsewhere in this report, and under the heading “Risk Factors” and “Environmental Laws and Regulations” disclosed in this Annual Report.

Our consolidated financial statements and information are reported in US dollars and are prepared based upon US generally accepted accounting principles (“US GAAP”). On January 6, 2015, the noon rate of exchange for Canadian dollars expressed in US$ was Cdn$1.00 = US$0.8472 as reported by the Bank of Canada.

General Overview

Deep Well Oil & Gas, Inc., along with its subsidiaries through which it conducts business, is an emerging independent junior oil and gas exploration and development company headquartered in Edmonton, Alberta, Canada. Our immediate corporate focus is to develop the existing land base that we presently control in the Peace River oil sands area in Alberta, Canada. Our principal office is located at Suite 700, 10150 - 100 Street NW, Edmonton, Alberta, Canada T5J 0P6, our telephone number is (780) 409-8144, and our fax number is (780) 409-8146. Deep Well Oil & Gas, Inc. is a Nevada corporation and trades on the OTCQB marketplace under the symbol DWOG. We maintain a web site at www.deepwelloil.com. The OTCQB marketplace requires companies to be fully compliant in their filing requirements under the Exchange Act.

Results of Operations

Since the inception of our current business plan, our operations have consisted of various exploration and start-up activities relating to our properties, which included acquiring lease holdings by acquisitions and public offerings, seeking investors, locating joint venture partners, acquiring and analyzing seismic data, environmental regulations, as well as providing project management, drilling, testing and analysis of wells to define our oil sands reservoir, and development planning of our AER approved thermal recovery projects, including the recent start-up of the SAGD Project which began producing oil on September 16, 2014. The following table sets forth certain financial information along with our first revenue with respect to our operations:

	Fiscal Year Ended	Fiscal Year Ended
	September 30, 2014	September 30, 2013

Revenue	$50,570	$–
Royalty expenses	(3,454)	–
Revenue, net of royalty	47,116	–

Expenses
Operating expenses	$239,820	$–
Operating expenses covered by Farmout	(192,705)	–
General and administrative	1,970,824	854,358
Cost related to Farmout	–	1,790,684
Depreciation, accretion and depletion	100,610	112,192

Net loss from operations	(2,071,433)	(2,757,234)

Other income and expenses
Rental and other income	19,675	272,339
Interest income	11,112	21,492
(Gain) Loss on disposal of assets	386	–

Net loss and comprehensive loss	$(2,040,260)	$(2,463,403)

Our Company reported its first oil revenue in the amount of $47,116 after deduction of royalties. Given that our first oil production began close to our year end on September 16, 2014, we produced oil for only 14 days during the year ending September 30, 2014, therefore the volumes of oil delivered were only 818.6 barrels net to us, before royalties, for an average oil price of $61.77 per barrel. Transportation costs are included in operating expenses which are covered by our Farmout Agreement. Our total share of the material costs and operating expenses of the SAGD Project, as disclosed below, has been funded in accordance with the Farmout Agreement, at a net cost to us of $Nil. As required by the Farmout Agreement, as disclosed below, the Farmee during our September 20, 2014 fiscal year paid Cdn$16,677,530 to the operator of the SAGD Project for the Farmee’s share and our share of the costs of the SAGD Project up to September 30, 2014. These costs included the drilling of the SAGD well pair; the purchase and transportation of equipment; installation and construction of the steam plant facility; testing and commissioning; the purchase of the water source and disposal wells and expenditures to connect these water wells to the steam plant facility along with a fuel source tie-in; and the monthly operating expenses associated with the steaming and production of the SAGD well pair up to September 30, 2014. The total SAGD Project capital costs for Phase 1 plus additions have been estimated by the operator to be Cdn$32.6 million.

For the year ended September 30, 2014, our general and administrative expenses increased by $1,116,466 compared to the year ended September 30, 2013, which was a 130.7% increase from the prior year primarily due to (i) an increase of $962,257 in non-cash share-based compensation charged to expenses, which was due to vested stock options we granted on October 28, 2013, December 4, 2013 and September 19, 2014 to contractors and directors; (ii) an increase of foreign exchange loss of $274,624, due to the currency depreciation of the Canadian dollar conversion to U.S. dollars; and (iii) an increase in engineering fees for the preparation of a mandatory independent reserves evaluation of our Sawn Lake properties.

We also received $360,000 during the current fiscal year from the Farmee in accordance with a Farmout Agreement to offset some of our monthly operational expenses. After adjusting for the non-cash items and operational expenses reimbursed in accordance with the Farmout Agreement, our general and administrative expenses were $675,498 for the year ended September 30, 2014 compared to $795,913 for the year ended September 30, 2013.

For the year ended September 30, 2013, we charged to expense $1,790,684 for costs relating to the Farmout Agreement, which included a one-time agency fee of $1,500,000.

For the year ended September 30, 2014, our depreciation and accretion expense decreased by $11,582 compared to the year ended September 30, 2013, which was primarily due to the depreciating value of our assets. Depreciation expense is computed using the declining balance method over the estimated useful life of the asset. Effective December 3, 2012, we entered into and closed upon a Purchase and Sale agreement with 1132559 Alberta Ltd. (“113”), one of our former joint venture partners, pursuant to which we acquired 113’s 10% working interest in most of the Sawn Lake oil sands properties where we already own working interests, in exchange for cash and the discontinuance of claims. In compliance with our accounting policy, only half of the depreciation is taken in the year of acquisition.

For the year ended September 30, 2014, our rental and other income was $19,675 compared to $272,339 for the year ended September 30, 2013, this decreased by $252,664 compared to the year ended September 30, 2013, was primarily due to the recovery of expenses in fiscal 2013, arising from the reversal of part of the receivables and bad debts previously written-off in the amount of $239,459 which was paid to us in connection with a Purchase and Sale agreement, whereby our Company acquired an additional 10% working interest in most of the Sawn Lake oil sands properties where our Company already owns working interests.

As a result of the above transactions, our net loss and comprehensive loss from operations for the year ended September 30, 2014 decreased by $423,143 compared to the year ended September 30, 2012. As discussed above this increase was primarily due to $1,790,684 charged to expense for costs in connection with the Farmout Agreement and offset by the reversal of part of the receivables and bad debts previously written-off.

Operations

As previously disclosed by us, on July 31, 2013 we entered into the Farmout Agreement with our new joint venture partner (the “Farmee”), to fund our share of the SAGD Project. The SAGD Project is located on our Sawn Lake properties in the Peace River oil sands region of Alberta. In accordance with the Farmout Agreement, the Farmee has agreed to provide up to $40,000,000 in funding for our portion of the costs for the SAGD Project, in return for a net 25% working interest in 12 sections where we had a working interest of 50% before the execution of the Farmout Agreement. Also, the Farmee is required to provide funding to cover our monthly operating expenses not to exceed $30,000 per month. In addition, as amended on November 17, 2014, the Farmee has the option to elect to obtain additional working interests ranging from 45% to 50% in the remaining 56 sections of land where we have working interests ranging from 90% to 100%, by committing an additional $110,000,000 of financing for the development of our Sawn Lake oil sands properties.	SAGD Steam Plant Facility May 2014 – Startup of first steam.

Installation of the water treatment plant at our joint SAGD Project.	Since entering into the Farmout Agreement and the SAGD Project Agreement with our joint venture partners we can report that the first oil production commenced on September 16, 2014 from the first SAGD well pair. The SAGD well pair was drilled to a vertical depth of approximately 650 meters with a horizontal length of 780 meters each. Steam injection began in May of 2014 and circulated for up to four months with production commencing in mid-September 2014 from the Bluesky oil sands reservoir. The operator along with its joint venture partners will evaluate the production levels and steam to oil ratios over the next few months to determine and verify the use of SAGD technology in the Bluesky reservoir. After the production facility performance evaluation period, the operator of the SAGD Project is expecting to proceed with Phase 2, which includes work on preliminary engineering design, regulatory approval, environmental approval work, determining regulatory requirements sufficient to define the work program, and the drilling of an additional SAGD well pair and the associated expansion of the current SAGD plant facility.

Results to date indicate that the use of SAGD technology is successful in producing oil in the bitumen form from the Bluesky formation reservoir. Oil sales averaged 221 barrels of oil per day, half way through the 3rd thirty day period since the start-up of production. Over the next several months the SAGD well pair is expected to have increased steam injection and oil production as the steam chamber develops. The objective of this initial SAGD well pair was to establish that SAGD technology works in the Bluesky formation reservoir, and results to date support this. We are now focused on achieving commercial rates. We expect to achieve these results about March 2015 when reservoir modelling indicates that the steam chamber will have reached the top of the Bluesky formation sandstone reservoir. Peak production is anticipated to occur in the fourth quarter corresponding to the end of our first fiscal year of production.

On March 18, 2014 and June 27, 2014, through our subsidiary company, Northern, we entered into and subsequently closed two Acquisition of Royalty Interest Agreements and General Indenture of Conveyance, Assignment and Transfer Agreements (collectively “the Agreements”), with one of our joint venture partners (“JV Partner”) and one related party (Mr. Malik Youyou), whereby we acquired and cancelled 5.5% of the disputed 6.5% overriding royalty claim (the “Purported 6.5% Royalty”) on certain lands owned by us. Our counsel and the vendor’s counsel negotiated the terms and conditions of Agreements. Pursuant to the terms and conditions of the Agreements to acquire the purported overriding royalty interest claims, we paid the following consideration:

(i)	US$2,435,124 dollars (Cdn$2,697,600) to our JV Partner for the purchase and transfer of an undivided 3% interest out of the Purported 6.5% Royalty. The consideration paid was the original cost (in Canadian dollars) that our JV Partner paid to acquire its 3% interest in the Purported 6.5% Royalty.

(ii)	US$1,007,000 dollars to Mr. Malik Youyou, who is a director and majority shareholder of our Company, for the purchase and transfer of an undivided 2.5% interest out of the Purported 6.5% Royalty. The consideration paid was for the reimbursement of the original cost (in US dollars) that Mr. Youyou paid to acquire this 2.5% interest in the Purported 6.5% Royalty from an arm’s length third party.

Although we continue to deny the validity of the Purported 6.5% Royalty, we determined that it was in the best interests of our shareholders to come to an arrangement to acquire and cancel most of the Purported 6.5% Royalty to prevent a potential encumbrance over our land or the possibility of future litigation resulting from these alleged royalty claims.

In August 2013, we received approval from the AER for our HCSS Project application. It is anticipated that we will develop a thermal demonstration project on our properties followed by a commercial expansion project on one half section of land located on section 10-92-13W5 of our Sawn Lake oil sands properties where we currently have a 90% working interest. This application, submitted in early 2012, was an application to modify our previously approved in-situ demonstration project for a well to test thermal production on our Sawn Lake oil sands leases. This modification changed the vertical CSS well earlier approved, into a thermal recovery project to test two wells that use a horizontal application of CSS. We are currently waiting on the production facility performance results from the SAGD Project in order to fine-tune our HCSS project facility design, before we initiate start-up operations on the ½ section of land where we plan to drill two horizontal wells to test the use of HCSS technology.

Currently we have a 90% working interest in 51 sections on six oil sands leases and a 100% working interest in five sections on one oil sands lease in the Peace River oil sands area of Alberta, where we are the operator. In addition, we have a 25% working interest in another 12 sections on two oil sands leases in the Peace River oil sands area of Alberta. These nine oil sands leases are contiguous and cover 43,015 gross acres (17,408 gross hectares). The development progress of our properties is governed by several factors such as federal and provincial governmental regulations. Long lead times in getting regulatory approval for thermal recovery projects are commonplace in our industry. Road bans, winter access only roads and environmental regulations can and often do delay development of similar projects. Because of these and other factors, our oil sands project can take significantly longer to complete than regular conventional drilling programs for lighter oil. To date; our geological, engineering and economic studies affirm that our working interest can support full profitable commercial production.

Liquidity and Capital Resources

As of September 30, 2014, our total assets were $23,691,595 compared to $24,366,368 as of September 30, 2013. In comparison to the prior year, we had a decrease of $674,773 in our total assets, which was primarily due to (i) an increase in general and administrative expenses due to an increase in engineering fees; (ii) $250,000 paid for legal costs related to the Farmout Agreement; and (iii) $189,500 paid to one of our directors for an outstanding loan payable.

As of September 30, 2014, our total liabilities were $1,200,188 compared to $922,057 as of September 30, 2013. In comparison to the prior year, we had an increase of $278,131 in our total liabilities. This increase was the result of $692,124 ($772,288 Cdn) owed to the operator of the SAGD Project for our share of the cost overruns, operating expenses, including the Phase 2 front end costs for the SAGD Project, of which costs were subsequently paid by the Farmee after September 30, 2014, in accordance with the Farmout Agreement, and offset by (i) the payout of a $189,500 loan payable owed to one of our directors; and (ii) $250,000 paid for legal costs related to the Farmout Agreement.

Our working capital (current liabilities subtracted from current assets) is as follows.

	September 30, 2014	September 30, 2013
Current Assets	$3,418,729	$7,770,925
Current Liabilities	731,175	475,902
Working Capital	$2,687,554	$7,295,023

As of September 30, 2014, our Company had working capital of $2,687,554 compared to our working capital of $7,295,023 as of September 30, 2013. This decrease was primarily the result of the purchase and cancellation of 5.5% of the disputeda Purported 6.5% Royalty on certain lands owned by us, as further described below in our “Investing Activities”. Currently we have no long-term debt other than our estimated asset retirement obligations on oil and gas properties. Effective November 23, 2012, we completed a private placement financing with one investor for aggregate gross cash proceeds of $3,000,000. Also, on July 31, 2013, we completed another private placement financing with one investor for aggregate gross cash proceeds of $22,000,000. Also as disclosed above, on July 30, 2013 our Company entered into the Farmout Agreement to fund our Company’s share of the SAGD Project.

As reported on our Consolidated Statement of Cash Flows under “Operating Activities”, for the year ending September 30, 2014, we had a decrease of $1,007,570 compared to September 30, 2013 year end, which was primarily due to a decrease of a one-time agency fee in the amount of $1,500,000 that was paid out in our 2013 fiscal year end, that was related to the Farmout Agreement and offset by an increase of $381,280 in non-cash working capital. As of December 31, 2012, we reversed part of the receivables and bad debts for one former joint venture partner in the amount of $267,962, which was related to a purchase agreement whereby we acquired an additional 10% working interest in most of the Sawn Lake oil sands properties where we already own working interests.

As reported on our Consolidated Statement of Cash Flows under “Investing Activities”, we had an increase of $1,148,707 in cash flows from investing activities for the year ended September 30, 2014 compared to the year ended September 30, 2013. As previously described under “Operations” above, we acquired and cancelled 5.5% of the Purported 6.5% Royalty from two separate parties for a total cost of $3,442,124. We also had an increase in our Company’s security deposits held in trust with the AER for our asset retirement obligations for future abandonment and reclamation of our Company’s well sites. In December 2012 we closed a purchase and sale agreement with a former joint venture partner, whereby we acquired an additional 10% working interest in our joint properties along with a 10% working interest increase in the equipment purchased for the wells drilled within those joint properties, in exchange for $2,412,960 cash and the discontinuance of legal actions against our former joint venture partner to collect amounts owed to us for past operations conducted on our joint properties.

As reported on our Consolidated Statement of Cash Flows under “Financing Activities”, for the year ended September 30, 2014, we had a decrease of $12,555,936 in net cash provided in financing activities. This decrease of net cash used in Financing Activities was primarily due to us completing (i) a private placement with one investor in November 2012 for total gross proceeds of $3,000,000; (ii) a private placement with one investor in July 2013 for total gross proceeds of $22,000,000; and (iii) a return of capital paid out to our shareholders in September of 2013 in the amount of $12,895,065. In October 2013, we paid $189,500 for the remaining outstanding loan payable owed to one of our directors.

Our cash and cash equivalents for the year ending September 30, 2014 were $2,324,755 compared to $7,633,009 for the prior year ended September 30, 2013, this decrease in cash and cash equivalents was primarily due to the acquisition of 5.5% of the Purported 6.5% Royalty from two separate parties at a total cost of $3,442,124; and (ii) a Cdn$1,200,000 cash call that we paid to the Operator of the SAGD Project for the winterization program in September 2014, which we subsequently collected from our Farmout partner in October 2014.

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

Cautionary Note Regarding Forward-Looking Statements

This Annual Report, including all referenced Exhibits, contains “forward-looking statements” within the meaning of the US federal securities laws. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “may,” “believe,” “intend,” “will,” “anticipate,” “expect,” “estimate,” “project,” “future,” “plan,” “strategy,” “probable,” “possible,” or “continue,” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters, often identify forward-looking statements. For these statements, Deep Well claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this Annual Report include, among others, statements with respect to:

●	our current business strategy;
●	our future financial position and projected costs;
●	our projected sources and uses of cash;
●	our plan for future development and operations, including the building of all-weather roads;
●	our drilling and testing plans;
●	our proposed thermal in-situ project or projects;
●	the sufficiency of our capital in order to execute our business plan;
●	our resource estimates;
●	the timing and sources of our future funding;
●	the quantity of our reserves;
●	the value of our reserves;
●	the intent to issue any distributions to our shareholders;

●	our plans for development of our Sawn Lake properties;
●	funding from the Farmee to pay our costs for the SAGD Project in connection to the Farmout Agreement;
●	additional sources of funding from the Farmout Agreement;
●	funding from the Farmee to cover our monthly operating expenses;
●	present and future production of our properties; and
●	expectations regarding the ability of our Company and its subsidiaries to raise capital and to continually add to reserves through acquisitions and development.

These forward-looking statements are based on the beliefs and expectations of our management and are subject to significant risks and uncertainties. If underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results may differ materially from current expectations and projections. Factors that could cause actual results to differ materially from those set forward in the forward-looking statements include, but are not limited to:

●	changes in general business or economic conditions;
●	changes in legislation or regulation that affect our business;
●	our ability to obtain necessary regulatory approvals and permits for the development of our properties;
●	our ability to receive approvals from the AER for additional tests to further evaluate the wells on our lands;
●	our Farmout Agreement and Joint Operating Agreements;
●	opposition to our regulatory requests by various third parties;
●	actions of aboriginals, environmental activists and other industrial disturbances;
●	the costs of environmental reclamation of our lands;
●	availability of labor or materials or increases in their costs;
●	the availability of sufficient capital to finance our business and or development plans on terms satisfactory to us;
●	adverse weather conditions and natural disasters affecting access to our properties and well sites;
●	risks associated with increased insurance costs or unavailability of adequate coverage;
●	volatility in market prices for oil, natural gas prices, diluent, and natural gas liquids;
●	competition;
●	changes in labor, equipment and capital costs;
●	future acquisitions or strategic partnerships;
●	the risks and costs inherent in litigation;
●	imprecision in estimates of reserves, resources and recoverable quantities of oil (bitumen) and natural gas;
●	product supply and demand;
●	changes and amendments in the Canadian Oil and Gas Evaluation Handbook and or the Petroleum Resources Management System to general disclosure of reserves and resources standards and specific annual reserves and resources disclosure requirements for reporting issuers with oil and gas activities;
●	future appraisal of potential oil (bitumen) and gas properties may involve unprofitable efforts;
●	the ability to meet minimum level of evaluation requirements to continue our oil sands leases beyond their expiry dates;
●	changes in general business or economic conditions;
●	risks associated with the finding, determination, evaluation, assessment and measurement of oil (bitumen) and gas deposits or reserves;
●	geological, technical, drilling and processing problems;
●	third party performance of obligations under contractual arrangements;
●	failure to obtain industry partner and other third party consents and approvals, when required;
●	changes under governmental regulatory regimes and tax laws;
●	royalties payable in respect of oil (bitumen) and gas production;
●	unanticipated operating events which can reduce production or cause production to be shut-in or be delayed;
●	incorrect assessments of the value of acquisitions, and exploration and development programs;
●	stock market volatility and market valuation of the common stock of our Company;
●	fluctuations in currency and interest rates; and
●	the additional risks and uncertainties, many of which are beyond our control, referred to elsewhere in this Annual Report and in our other SEC filings.

The preceding bullets outline some of the risks and uncertainties that may affect our forward-looking statements. For a full description of risks and uncertainties, see the sections elsewhere in this Annual entitled “Risk Factors” and “Environmental Laws and Regulations”. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. Any forward-looking statement speaks only as of the date on which it was made and, except as required by law, we disclaim any obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q, 8-K and any other SEC filing or amendments thereto should be consulted.

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

SADLER, GIBB & ASSOCIATES, LLC

Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Deep Well Oil and Gas, Inc.

We have audited the accompanying consolidated balance sheets of Deep Well Oil & Gas, Inc. (“the Company”) as of September 30, 2014 and 2013, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Deep Well Oil & Gas, Inc. as of September 30, 2014 and 2013, and the results of its operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Sadler, Gibb & Associates, LLC

Sadler, Gibb & Associates, LLC

Salt Lake City, UT

January 13, 2015

office	801.783.2950
fax	801.783.2960

www.sadlergibb.com 2455 E. Parleys Way Suite 320, Salt Lake City, UT 84109

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)

Consolidated Balance Sheets

September 30, 2014 and September 30, 2013

	September 30,	September 30,
	2014	2013

ASSETS
Current Assets
Cash and cash equivalents	$2,324,755	$7,633,009
Accounts receivable net of allowance of $nil (September 30, 2013 - $17,048)	1,050,099	55,216
Prepaid expenses	43,875	82,700

Total Current Assets	3,418,729	7,770,925

Long term investments	409,618	343,565
Oil and gas properties, net, based on successful efforts method of accounting	19,604,050	15,921,770
Property and equipment, net of depreciation	259,198	330,108

TOTAL ASSETS	$23,691,595	$24,366,368

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$714,198	$268,258
Accounts payable and accrued liabilities– related parties	16,977	18,144
Loan payable – related parties (Note 9)	–	189,500

Total Current Liabilities	731,175	475,902

Asset retirement obligations (Note 10)	469,013	446,155

TOTAL LIABILITIES	1,200,188	922,057

SHAREHOLDERS’ EQUITY
Common Stock: (Note 11)
Authorized: 600,000,000 shares at $0.001 par value Issued and outstanding: 229,326,987 shares (September 30, 2013 – 229,326,987 shares)	229,326	229,326
Additional paid in capital	41,040,447	39,953,091
Accumulated Deficit	(18,778,366)	(16,738,106)

Total Shareholders’ Equity	22,491,407	23,444,311

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$23,691,595	$24,366,368

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)

Consolidated Statements of Operations and Comprehensive Income (Loss)

For the Years Ended September 30, 2014 and 2013

	September 30,	September 30,
	2014	2013

Revenue	$50,570	$–
Royalty expenses	(3,454)	–
Revenue, net of royalty	47,116	–

Expenses
Operating expenses	239,820	–
Operating expense covered by Farmout	(192,705)	–
General and administrative	1,970,824	854,358
Cost related to Farmout (Note 3)	–	1,790,684
Depreciation, accretion and depletion	100,610	112,192

Net loss from operations	(2,071,433)	(2,757,234)

Other income and expenses
Rental and other income	19,675	272,339
Interest income	11,112	21,492
Loss on disposal of assets	386	–

Net loss and comprehensive loss	$(2,040,260)	$(2,463,403)

Net loss per common share
Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Outstanding Shares (in thousands)
Basic and Diluted	229,326	181,661

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)

Consolidated Statements of Shareholders’ Equity

For the Period from September 30, 2012 to September 30, 2014

	Common Shares		Additional Paid in	Capital Stock Subscriptions	Accumulated
	Shares	Amount	Capital	Received	Deficit	Total

Balance at September 30, 2012	136,739,971	$136,739	$27,166,742	–	$(14,274,703)	$13,028,778

Private Placement November 23, 2012
- Shares (Note 11)	42,857,142	42,858	2,957,142	–	–	3,000,000

Private Placement June 20, 2013
- Shares (Note 11)	850,000	850	26,598	–	–	27,448
- Warrants (850,000) (Note 11)	–	–	15,052	–	–	15,052
- Accounts Payable Forgiven (Note 11)	–	–	234,402	–	–	234,402

Private Placement July 31, 2013
- Shares (Note 11)	45,111,778	45,111	21,954,889	–	–	22,000,000

Stock options
- Exercised August 12, 2013 (Note 11)	2,000,000	2,000	179,000	–	–	181,000

Warrants
- Exercised August 12, 2013 (Note 11)	330,000	330	24,670	–	–	25,000

Stock options
- Exercised August 13, 2013 (Note 11)	600,000	600	69,900	–	–	70,500

Warrants
- Exercised August 14, 2013 (Note 11)	238,096	238	24,762	–	–	25,000

Stock options
- Exercised August 15, 2013 (Note 11)	600,000	600	69,900	–	–	70,500

Return of Capital Distribution
- September 20, 2013 (Note 11)	–	–	(12,895,065)	–	–	(12,895,065)

Options granted for services	–	–	125,099	–	–	125,099

Net operating loss for the year ended September 30, 2013	–	–	–	–	(2,463,403)	(2,463,403)

Balance at September 30, 2013	229,326,987	$229,326	$39,953,091	$–	$(16,738,106)	$23,444,311

Options granted for services	–	–	1,087,356	–	–	1,087,356

Net operating loss for the year ended September 30, 2014	–	–	–	–	(2,040,260)	(2,040,260)

Balance at September 30, 2014	229,326,987	$229,326	$41,040,447	$–	$(18,778,366)	$22,491,407

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)

Consolidated Statements of Cash Flows

For the Years Ended September 30, 2014 and 2013

	September 30,	September 30,
	2014	2013

CASH PROVIDED BY (USED IN):

Operating Activities
Net loss	$(2,040,260)	$(2,463,403)
Items not affecting cash:
Share based compensation	1,087,356	125,099
Bad debts	428	(261,666)
Depreciation, accretion and depletion	100,610	112,192
Forgiveness of loan payable and accounts payable	–	234,402
Settlement of lawsuit	–	12,274
Loss on disposal of assets	(386)	–
Net changes in non-cash working capital (Note 13)	(511,285)	(130,005)

Net Cash Used in Operating Activities	(1,363,537)	(2,371,107)

Investing Activities
Purchase of property and equipment	(2,046)	–
Investment in oil and gas properties	(3,672,309)	(2,566,139)
Long term investments	(80,862)	(40,371)

Net Cash Used in Investing Activities	(3,755,217)	(2,606,510)

Financing Activities
Payments on loan payable – related parties	(189,500)	260,000
Proceeds from issuance of common stock	–	25,001,500
Return of capital distribution	–	(12,895,065)

Net Cash Provided by (Used in) Financing Activities	(189,500)	12,366,435

Increase (decrease) in cash and cash equivalents	(5,308,254)	7,388,818

Cash and cash equivalents, beginning of year	7,633,009	244,191

Cash and cash equivalents, end of year	$2,324,755	$7,633,009

Supplemental Cash Flow Information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)

Notes to the Consolidated Financial Statements

September 30, 2014 and 2013

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

Deep Well Oil & Gas, Inc. was originally incorporated on July 18, 1988 under the laws of the state of Nevada as Worldwide Stock Transfer, Inc. (Worldwide Stock Transfer, Inc. later changed its name to Allied Devices Corporation) and in connection with a plan of reorganization, effective on September 10, 2003, the company was reorganized and changed its name to Deep Well Oil & Gas, Inc. (“Deep Well”).

Deep Well together with its subsidiaries, Northern Alberta Oil Ltd. and Deep Well Oil & Gas (Alberta) Ltd, (collectively referred to as the “Company”) is an independent junior oil sands exploration and development company with an existing oil sands land base in the Peace River oil sands area in Alberta, Canada.

These consolidated financial statements have been prepared showing the name “Deep Well Oil & Gas, Inc. (and Subsidiaries)” (“the Company”) and the post-split common stock, with $0.001 par value.

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

Accounts Receivable, Net

As of September 30, 2014, accounts receivable included a prepayment of $1,200,000 Cdn that the Company subsequently collected from Farmout partner on October 21, 2014.

Allowance for Doubtful Accounts

The Company determines allowances for doubtful accounts based on aging of specific accounts. Accounts receivable are stated at the historical carrying amounts net of allowances for doubtful accounts and include only the amounts the Company deems to be collectable. The allowance for bad debts was $nil and $17,048 at September 30, 2014 and September 30, 2013 respectively.

Crude oil and natural gas properties

The Company uses the successful efforts method of accounting for crude oil and natural gas properties whereby costs incurred to acquire mineral interests in crude oil and natural gas properties, to drill and equip exploratory wells that find proved reserves, to drill and equip development wells, and expenditures for enhanced recovery operations are capitalized. Geological and geophysical costs, seismic costs incurred for exploratory projects, lease rentals and costs associated with unsuccessful exploratory wells or projects are expensed as incurred. Costs of seismic studies that are utilized in development drilling within an area of proved reserves are capitalized as development costs. To the extent a seismic project covers areas of both developmental and exploratory drilling, those seismic costs are proportionately allocated between capitalized development costs and exploration expense. Maintenance, repairs and costs of injection are expensed as incurred, except that the costs of replacements or renewals that expand capacity or improve production are capitalized.

Under the successful efforts method of accounting, the Company capitalizes exploratory drilling, equipping and facility costs on the balance sheet pending determination of whether the project has found proved reserves in economically producible quantities. The Company capitalizes costs associated with the acquisition or construction of support equipment and facilities with the drilling and development costs to which they relate. If proved reserves are assigned to a project, the associated capitalized costs become part of well equipment and facilities. However, if proved reserves are not found in a project, the capitalized costs associated with the project are expensed, net of any salvage value. Total capitalized costs pending the determination of proved reserves were $19.6 million and $15.9 million as of September 30, 2014 and 2013, respectively.

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

Long-Lived Assets

Oil and Gas Properties - Proved crude oil and natural gas properties are reviewed for impairment on a field-by-field basis each quarter, or when events and circumstances indicate a possible decline in the recoverability of the carrying value of such field. The estimated future cash flows expected in connection with the field are compared to the carrying amount of the field to determine if the carrying amount is recoverable. If the carrying amount of the field exceeds its estimated undiscounted future cash flows, the carrying amount of the field is reduced to its estimated fair value. Due to the unavailability of relevant comparable market data, a discounted cash flow method is used to determine the fair value of proved properties. The discounted cash flow method estimates future cash flows based on management’s estimates of future crude oil and natural gas production, commodity prices based on commodity futures price strips, operating and development costs, and a risk-adjusted discount rate.

Non-producing crude oil and natural gas properties primarily consist of undeveloped leasehold costs and costs associated with the purchase of certain proved undeveloped reserves. Individually significant non-producing properties, if any, are assessed for impairment on a property-by-property basis and, if the assessment indicates an impairment, a loss is recognized by providing a valuation allowance consistent with the level at which impairment was assessed. For individually insignificant non-producing properties, impairment losses are recognized by amortizing the portion of the properties’ costs which management estimates will not be transferred to proved properties over the lives of the leases based on experience of successful drilling and the average holding period. The Company’s impairment assessments are affected by economic factors such as the results of exploration activities, commodity price outlooks, anticipated drilling programs, remaining lease terms, and potential shifts in business strategy employed by management.

Non Oil and Gas Assets - The Company reviews for the impairment of long-lived assets annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment is measured as the amount by which the assets’ carrying value exceeds its fair value. No impairments to the Company’s long-lived assets were identified or recorded in the fiscal years ended September 30, 2014 and 2013.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization of capitalized drilling and development costs of producing crude oil and natural gas properties, including related support equipment and facilities, are computed using the unit-of-production method on a field basis based on total estimated proved developed crude oil and natural gas reserves. Amortization of producing leaseholds is based on the unit-of-production method using total estimated proved reserves. In arriving at rates under the unit-of-production method, the quantities of recoverable crude oil and natural gas reserves are established based on estimates made by the Company’s internal geologists and engineers and external independent reserve engineers. Upon sale or retirement of properties, the cost and related accumulated depreciation, depletion and amortization are eliminated from the accounts and the resulting gain or loss, if any, is recognized. Unit of production rates are revised whenever there is an indication of a need, but at least in conjunction with annual reserve reports. Revisions are accounted for prospectively as changes in accounting estimates.

Asset Retirement Obligations

The Company accounts for asset retirement obligations by recording the fair value of the estimated future cost of the Company’s plugging and abandonment obligations. The asset retirement obligation is recorded when there is a legal obligation associated with the retirement of a tangible long-lived asset and the fair value of the liability can be reasonably estimated. Upon initial recognition of an asset retirement obligation, the Company increases the carrying amount of the long-lived asset by the same amount as the liability. Over time, the liabilities are accreted for the change in their present value through charges to oil and gas production and well operations costs. The initial capitalized costs are depleted over the useful lives of the related assets through charges to depreciation, depletion, and amortization. If the fair value of the estimated asset retirement obligation changes, an adjustment is recorded to both the asset retirement obligation and the asset retirement cost.

Revisions in estimated liabilities can result from revisions of estimated inflation rates, escalating retirement costs, and changes in the estimated timing of settling asset retirement obligations. As at September 30, 2014 and 2013, asset retirement obligations amount to $469,013 and $446,155, respectively. The Company has posted bonds, where required, with the Government of Alberta based on the amount the government estimates the costs of abandonment and reclamation to be.

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

Financial, Concentration and Credit Risk

The Company does not have any concentration or related financial credit risk related to cash as most of the Company’s funds are maintained in a financial institution which has its deposits fully guaranteed by the Government of Alberta.

The Company is not directly subject to credit risk resulting from the concentration of its crude oil sales. For the year ended September 30, 2014, the Company has recorded oil sales received from the operator of the Company’s producing properties. The Company’s joint venture partner is the operator of the Company’s producing properties and it is the Company’s joint venture partner who sells 100% of the Company’s oil production to two or more purchasers in the oil and gas industry. The Company does not require collateral and management periodically evaluates the operator’s financial statements and the collectability of oil sales receivables from the operator and believes that the Company’s oil sales receivables are fully collectable and that the risk of loss is minimal.

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

Revenue Recognition

The Company is in the business of exploring for, developing, producing, and selling crude oil and natural gas. Crude oil revenue is recognized when the product is taken from the storage tanks on the lease and delivered to the purchaser and title transfers to the purchaser. Payment is generally received one to three months after the sale has occurred.

Occasionally the Company may sell specific leases, and the gain or loss associated with these transactions will be shown separately from the profit or loss from the operations or sales of oil and gas products. Such gain or losses will be measured and recognized when all of the following have occurred: (1) there is persuasive evidence of an arrangement to sell; (2) the price of the sale is fixed or determinable; (3) the title to the lease has transferred; and (4) collection is reasonably assured.

Advertising and Market Development

The Company expenses advertising and market development costs as incurred.

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights, unless the exercise becomes anti-dilutive and then the basic and diluted per share amounts are the same. There were 51,340,385 common stock equivalents excluded from the calculation because their effect would be antidilutive.

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

Recently Adopted Accounting Standards

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The guidance eliminates the definition of a development stage entity thereby removing the incremental financial reporting requirements from U.S. GAAP for development or exploration stage entities, primarily presentation of inception to date financial information. The provisions of the amendments are effective for annual reporting periods beginning after December 15, 2014, and the interim periods therein. However, early adoption is permitted. Accordingly, the Company has adopted this standard as of September 30, 2014.

The Company does not expect the adoption of any other recent accounting pronouncements to have a material impact on its financial statements.

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

The Company’s undeveloped oil sands acreage as of September 30, 2014, covers 43,015 gross acres (34,096 net acres) on 68 sections of land under nine oil sands leases. However, the Company announced in late September of 2014 that the operator confirmed production from the joint SAGD Project on some of the Company’s acreage. Until such time that the SAGD Project lands are classified as developed the Company will classify all of its oil sands acreage as undeveloped as of September 30, 2014. Until the Company extends the leases “into perpetuity” based on the Alberta governmental regulations, the lease expiration dates of the Company’s nine oil sands leases are as follows:

1)	32 sections of land under five oil sands leases are set to expire on July 10, 2018;

2)	31 sections of land under three oil sands leases are set to expire on August 19, 2019; and

3)	5 sections of land under one oil sand lease are set expire on April 9, 2024. It is the Company’s opinion that the Company has already met the governmental requirements for this lease and it will be applying to continue this lease into perpetuity.

Effective September 25, 2014, the Company, through its subsidiary Deep Well Alberta, entered into a Purchase and Sale agreement with Classic Energy Inc. (“Classic”), pursuant to which the Company acquired Classic’s 20% working interest in five sections in one Sawn Lake oil sands lease where the Company already owned working interests. As of September 25, 2014, the Company increased its net acres in the Sawn Lake oil sands properties from 33,463 to 34,096 net acres.

Lease Rental Commitments

The Company has acquired interests in certain oil sands properties located in North Central Alberta, Canada. The terms include certain commitments related to oil sands properties that require the payments of rents as long as the leases are non-producing. As of September 30, 2014, the Company’s net payments due under this commitment are as follows:

(Cdn $)
2015	$48,294
2016	$48,294
2017	$48,294
2018	$48,294
2019	$29,478
Subsequent	$22,400

The Government of Alberta owns this land and the Company has acquired the rights to perform oil and gas activities on these lands. If the Company meets the conditions of the 15-year leases the Company will then be permitted to drill on and produce oil from the land into perpetuity. These conditions give the Company until the expiration of the leases to meet the following requirements on its primary oil sands leases:

1.	drill 68 wells throughout the 68 sections; or

2.	drill 44 wells within the 68 sections and having acquired and processed two miles of seismic on each other undrilled section.

The Company plans to meet the second of these conditions. As at September 30, 2014 and 2013, the Company has an interest in ten wells, which can be counted towards these requirements.

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

This consists of comparing the carrying value of the asset with the asset's expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows represent management's best estimate based on reasonable and supportable assumptions. Proven oil and gas properties are reviewed for impairment on a field-by-field basis. No impairment losses were recognized for the year ended September 30, 2014 (September 30, 2013 - $nil).

Capitalized costs of proven oil and gas properties will be depleted using the unit-of-production method when the property is placed in production.

Substantially all of the Company's oil and gas activities are conducted jointly with others. The accounts reflect only the Company's proportionate interest in such activities.

Steam Assisted Gravity Drainage Demonstration Project

On July 30, 2013, the Company entered into a Steam Assisted Gravity Drainage demonstration project (“SAGD Project”) Agreement with the Company’s joint venture partner to participate in a recently, Alberta Energy Regulator (“AER”), approved SAGD Project on the Company’s 50% (before Farmout Agreement) owned oil sands properties located in North Central Alberta, Canada (also known as the Sawn Lake heavy oil reservoir). On August 15, 2013, and in accordance with the SAGD Project Agreement and the Amendment, the Company served notice (“Notice of Election”) to the operator of the Company’s election to participate in the SAGD Project. Upon signing the Notice of Election the Company was required to pay in full the cash calls for the Company’s initial share of the costs of the SAGD Project and in accordance with a Farmout Agreement dated July 31, 2013, the Company has since paid all cash calls in full to the operator of the SAGD Project.

Farmout Agreement

On July 31, 2013, the Company entered into Farmout agreement (the “Farmout Agreement”) with an additional joint venture partner (the “Farmee”) to fund the Company’s share of the AER approved SAGD Project at the Company’s Sawn Lake heavy oil reservoir in North Central Alberta, Canada. In accordance with the Farmout Agreement the Farmee has agreed to provide up to $40,000,000 in funding for the Company’s portion of the costs for the SAGD Project, in return for a net 25% working interest in 12 sections where the Company has a working interest of 50%. The Farmee will also provide funding to cover monthly operating expenses of the Company, of which the first such payment shall be in respect of the month of August 2013 and not to exceed $30,000 per month. In addition, until December 31, 2014, the Farmee has the option to elect to obtain a working interest of 40% to 45% working interest in the remaining 56 sections of land where the Company has working interests ranging from 80% to 90% (amended November 17, 2014, see Note 17 herein), by committing an additional $110,000,000 of financing to the development of the Company’s Sawn Lake oil sands properties. An agent fee of $1,500,000 was paid in connection with the Farmout Agreement.

SAGD Project – Phase 1

The SAGD Project started with the first phase (“Phase 1”) consisting of the drilling and completion of one SAGD well pair, the construction of a facility for steam generation, water handling and oil treating, plus water source and disposal facilities. As required by the Farmout Agreement, the Farmee has since paid Cdn $16,677,530 to the operator of the SAGD Project for the Farmee’s share and the Company’s share of the costs of the SAGD Project up to September 30, 2014. The total SAGD Project capital costs for Phase 1 plus additions have been estimated by the operator to be Cdn $32.6 million. In late September of 2014, the Company paid a cash call to the operator in the amount of Cdn $1,200,000 for the winterization program of the SAGD Project. Pursuant to the Farmout Agreement dated July 31, 2013, the Farmee reimbursed the Company in the amount of Cdn $1,200,000 for the cash call in October 2014.

SAGD Project – Phase 2

On June 27, 2014, the Company paid a Cdn $300,000 cash call to the operator for the proposed Phase 2 front end costs for the SAGD Project. The Phase 2 front end costs include work on preliminary engineering design, regulatory approval, environmental approval work and determining regulatory requirements sufficient to define the work program, schedule and estimated cost of this second phase which is anticipated to include the drilling of two additional SAGD well pairs and the associated expansion of the current SAGD steam plant. The Farmee has reimbursed the Company in the amount of Cdn $300,000 as per the Farmout Agreement dated July 31, 2013.

Water Rights Conveyance Agreement

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

Acquisition of Royalty Interests

On March 18, 2014 and June 27, 2014, the Company, through its 100% wholly owned subsidiary company Northern Alberta Oil Ltd., entered into and subsequently closed two Acquisition of Royalty Interest Agreements and General Indenture of Conveyance, Assignment and Transfer Agreements (collectively the “Agreements”), with the Company’s joint venture partner (“JV Partner”) and one related party (Mr. Malik Youyou), whereby the Company acquired and cancelled 5.5% of a disputed 6.5% overriding royalty claim (the “Purported 6.5% Royalty”) potentially on some lands owned by the Company. The Company’s counsel and vendor’s counsel negotiated the terms and conditions of both the “Acquisition of Royalty Interest” and “General Indenture of Conveyance, Assignment and Transfer” agreements. Although the Company does not confirm the validity of the Purported 6.5% Royalty, the Company determined that it was in the best interests of its shareholders to come to an arrangement to acquire and cancel most of the Purported 6.5% Royalty to prevent a potential encumbrance over its land or the possibility of future litigation resulting from these alleged royalty claims. Pursuant to the terms and conditions of the Agreements to acquire the purported overriding royalty interest claims, the Company paid the following consideration:

a)	US $2,435,124 (Cdn $2,697,600) was paid to the JV Partner for the purchase and transfer of an undivided 3% interest out of the Purported 6.5% Royalty. The consideration paid was the original cost (in Canadian dollars) that the JV Partner paid to acquire its 3% interest in the Purported 6.5% Royalty.

b)	US $1,007,000 was paid to Mr. Malik Youyou, who is a director and majority shareholder of the Company, for the purchase and transfer of an undivided 2.5% interest out of the Purported 6.5% Royalty. The consideration paid was for the reimbursement of the original cost (in US dollars) that Mr. Youyou paid to acquire this 2.5% interest in the Purported 6.5% Royalty from an arm’s length third party.

4.	CAPITALIZATION OF COSTS INCURRED IN OIL AND GAS ACTIVITIES

The Company accounts for the cost of its oil sands projects and continues to capitalize its project costs after the completion of drilling, equipping and facility construction as long as a sufficient progress is being made in assessing the oil sands reserves to justify the oil sands project as a producing facility.

For the fiscal year ending September 30, 2014, the Company’s management determined that sufficient progress has been made in assessing its oil sands reserves for continued capitalization of exploratory drilling, equipping and facility costs. In relation to this sufficient progress assessment of its oil sands project the Company considered among other criteria; long lead times in getting regulatory approval for oil sands thermal recovery projects, road bans, winter access only properties and governmental and environmental regulations which can and often delay development of oil sands projects. Because of these and other factors, the Company’s oil sands project can take significantly longer to complete than regular conventional drilling programs for lighter oil. To date the Company’s geological, engineering, economic studies and recently AER approved thermal recovery projects; including the Company’s now producing SAGD Project, continue to lead them to believe that there is continuing progress toward bringing the project to commercial production. Therefore, the Company has continued to capitalize its costs associated with its oil sands project.

For the Company’s oil sands projects, exploratory drilling, equipping and facility costs are capitalized on the balance sheet under “Oil and Gas Properties” line item, pending a determination of whether potentially economic oil sands reserves have been discovered by the drilling effort to justify the oil sands projects a producing facility. The Company periodically assesses the exploration, drilling, equipping and facility capitalized costs for impairment and once a determination is made that a well is of no potential economic value, the costs related to that oil sands project are expensed as dry hole and reported in exploration expense. No impairments to the Company’s long-lived assets were identified or recorded in the fiscal years ended September 30, 2014 and 2013.

The following table illustrates capitalized costs relating to oil and gas – producing activities for two fiscal years ended September 30, 2014 and September 30, 2013:

	September 30, 2014	September 30, 2013
Unproved Oil and Gas Properties	$19,651,296	$15,963,517
Proved Oil and Gas Properties	4,568	–
Accumulated Depreciation and Depletion	(51,814)	(41,747)
Net Capitalized Cost	$19,604,050	$15,921,770

5.	EXPLORATION ACTIVITIES

The following table presents information regarding the Company’s costs incurred in the oil and gas property acquisition, exploration and development activities for two fiscal years ended September 30, 2014 and September 30, 2013:

	September 30, 2014	September 30, 2013
Acquisition of Properties:
Proved	$–	$–
Unproved	3,692,346	2,740,967
Exploration costs	47,182	55,810
Development costs	–	–

6.	INVESTMENT IN EQUITY SECURITIES

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

7.	PROPERTY AND EQUIPMENT

	September 30, 2014
		Accumulated	Net Book
	Cost	Depreciation	Value
Computer equipment	$32,198	$31,264	$934
Office furniture and equipment	34,130	26,880	7,250
Software	5,826	5,826	–
Leasehold improvements	4,936	4,936	–
Portable work camp	170,580	146,211	24,369
Vehicles	38,077	32,637	5,440
Oilfield equipment	249,045	135,030	114,015
Road mats	364,614	312,525	52,089
Wellhead	3,254	2,053	1,201
Tanks	96,085	42,185	53,900
	$998,745	$739,547	$259,198

	September 30, 2013
		Accumulated	Net Book
	Cost	Depreciation	Value
Computer equipment	$31,084	$30,576	$508
Office furniture and equipment	33,199	24,938	8,261
Software	5,826	5,826	–
Leasehold improvements	4,936	4,602	334
Portable work camp	170,580	135,767	34,813
Vehicles	38,077	30,306	7,771
Oilfield equipment	249,045	106,527	142,518
Road mats	364,614	290,202	74,412
Wellhead	3,254	1,653	1,601
Tanks	96,085	36,196	59,889
	$996,700	$666,593	$330,107

There was $72,956 of depreciation expense for the year ended September 30, 2014 (September 30, 2013 - $86,884)

8.	LONG TERM INVESTMENTS

Long term investments consist of cash held in trust by the Alberta Energy Regulator (“AER”) which bears an interest at a rate of prime minus 0.375% and has no stated date of maturity. These investments are required by the AER to ensure there are sufficient future cash flows to meet the expected future asset retirement obligations and are restricted for this purpose.

9.	SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Accounts payable – related parties was $16,977 as of September 30, 2014 (September 30, 2013 - $18,144) for expenses to be reimbursed to directors. This amount is unsecured, non-interest bearing, and has no fixed terms of repayment.

As of September 30, 2014, officers, directors, their families, and their controlled entities have acquired 52.92% of the Company’s outstanding common capital stock. This percentage does not include unexercised warrants or stock options.

The Company incurred expenses totalling $198,703 to one related party, Concorde Consulting, for professional fees and consulting services provided to the Company during the fiscal year ended September 30, 2014 (September 30, 2013 - $275,800, of which $98,500 of expenses related to Portwest was reversed as part of the Amending Agreement, referred to in Note 15. These amounts are included in the balance of accounts payable – related parties as of September 30, 2013).

As of June 27, 2014, $1,007,000 was paid to Mr. Malik Youyou, who is a director and majority shareholder of the Company, for the purchase and transfer of an undivided 2.5% interest out of the Purported 6.5% Royalty. The consideration paid was for the reimbursement of the original cost (in US Dollars) that Mr. Youyou paid to acquire this 2.5% interest in the Purported 6.5% Royalty from a third party based on that third parties alleged costs.

As of June 30, 2013, the Company received a loan for $260,000 as a note payable from one of the Company’s directors. On August 15, 2013, the loan payable was offset by the amount of $70,500 for exercising that director’s stock options reducing the total loan payable to $189,500 as of September 30, 2013. In November 2013, this note payable in the amount of $189,500, from one of the Company’s directors, was fully paid.

See Note 12 for description of stock options issued to related parties.

10.	ASSET RETIREMENT OBLIGATIONS

The total future asset retirement obligation is estimated by management based on the Company’s net working interests in all wells and facilities, estimated costs to reclaim and abandon wells and facilities and the estimated timing of the costs to be incurred in future periods. At September 30, 2014, the Company estimates the undiscounted cash flows related to asset retirement obligation to total approximately $689,445 (September 30, 2013 - $674,296). The fair value of the liability at September 30, 2014 is estimated to be $469,013 (September 30, 2013 - $446,155) using a risk free rate of 3.74% and an inflation rate of 2%. The actual costs to settle the obligation are expected to occur in approximately 35 years.

Changes to the asset retirement obligation were as follows:

	September 30, 2014	September 30, 2013

Balance, beginning of year	$446,155	$425,700
Liabilities incurred	73,395	23,400
Effect of foreign exchange	(64,079)	(19,299)
Disposal	(4,045)	–
Accretion expense	17,587	16,354
Balance, end of year	$469,013	$446,155

11.	COMMON STOCK

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

On June 23, 2014, 47,618 partial warrants were cancelled and transferred to a non-related party.

The following table summarizes the Company’s warrants outstanding as of September 30, 2014:

	Shares Underlying Warrants Outstanding			Shares Underlying Warrants Exercisable
Range of Exercise Price	Shares Underlying Warrants Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Warrants Exercisable	Weighted Average Exercise Price

$0.105 at September 30, 2014	71,904,759	1.15	$0.105	71,904,759	$0.105
$0.075 at September 30, 2014	520,000	1.72	0.075	520,000	0.075
	72,424,759	1.15	$0.105	72,424,759	$0.105

The following is a summary of warrant activity for the year ending September 30, 2014:

	Number of Warrants	Weighted Average Exercise Price	Intrinsic Value

Balance, September 30, 2013	72,424,759	$0.105	$0.195
Cancelled at June 23, 2014	47,618	0.105	0.215
Granted at June 23, 2014	47,618	0.105	0.215
Exercised	–	–	–
Balance, September 30, 2014	72,424,759	$0.105	$0.215
Outstanding Warrants, September 30, 2014	72,424,759	$0.105	$0.215

There were 72,424,759 warrants outstanding as of September 30, 2014 (September 30, 2013 – 72,424,759), which have a historical fair market value of $1,743,336 (September 30, 2013 - $1,743,336).

Measurement Uncertainty for Warrants

The Company used the Black-Scholes option pricing model (“Black-Scholes”) to value the options and warrants. This model was developed for use in estimating the fair value of traded “European” options which are liquid and that have no vesting restrictions and are fully transferable. The stock options that are granted to employees and directors and the warrants attached to the units issued by the Company are non-transferable and some vest over time, and are “American” options. Option pricing models require the input of subjective assumptions including expected share price volatility. The fair value estimate can vary materially as a result of changes in the assumptions. The following assumptions are used in the Black-Scholes option-pricing model:

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

On November 28, 2005, and as amended on December 4, 2014, the Board of Deep Well adopted the Deep Well Oil & Gas, Inc. Stock Option Plan (the “Plan’). The Plan was approved by the majority of shareholders at the February 24, 2010 general meeting of shareholders. The Plan, is administered by the Board, permits options to acquire shares of the Company’s common stock (the “Common Shares”) to be granted to directors, senior officers and employees of the Company and its subsidiaries, as well as certain consultants and other persons providing services to the Company or its subsidiaries.

The maximum number of shares, which may be reserved for issuance under the Plan, may not exceed 10% of the Company’s issued and outstanding Common Shares, subject to adjustment as contemplated by the Plan. The aggregate number of Common Shares with respect to which options may be vested to any one person (together with their associates) under the Plan, together with all other incentive plans of the Company in any one year shall not exceed 2% of the total number of Common Shares outstanding and in total shall not exceed 6% of the total number of Common Shares outstanding.

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

On September 19, 2014, the Company granted seven of its directors options to purchase 600,000 shares each of common stock at an exercise price of $0.38 per Common Share, 200,000 vesting immediately and the remaining vesting one-third on September 19, 2015, and one-third on September 19, 2016, with a five-year life.

On September 19, 2014, the Company granted two consultants an option to purchase each 1,200,000 shares each of common stock at an exercise price of $0.38 per Common Share, 600,000 vesting immediately and remaining vesting on September 19, 2015.

On September 19, 2014, the Company granted one employee an option to purchase 180,000 shares each of common stock at an exercise price of $0.38 per Common Share, 60,000 vesting immediately and the remaining vesting one-third on September 19, 2015, and one-third on September 19, 2016, with a five-year life.

For the period ended September 30, 2014, the Company recorded share based compensation expense related to stock options in the amount of $1,087,356 (September 30, 2013 - $125,099) on the stock options that vested during the year and the stock options that were granted during the year. As of September 30, 2014, there was remaining unrecognized compensation cost of $1,251,266 related to the non-vested portion of these unit option awards. Compensation expense is based upon straight-line depreciation of the grant-date fair value over the vesting period of the underlying unit option.

	Shares Underlying Options Outstanding			Shares Underlying Options Exercisable
Range of Exercise Prices	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price
$0.14 at September 30, 2014	900,000	1.48	$0.14	900,000	$0.14
$0.05 at September 30, 2014	3,450,000	3.72	0.05	2,500,000	0.05
$0.30 at September 30, 2014	250,000	4.08	0.30	250,000	0.30
$0.34 at September 30, 2014	450,000	4.18	0.34	150,000	0.34
$0.38 at September 30, 2014	6,780,000	4.97	0.38	2,660,000	0.38
	11,830,000	4.29	$0.26	6,460,000	$0.21

The aggregate intrinsic value of exercisable options as of September 30, 2014, was $0.11 (September 30, 2013 - $0.19).

The following is a summary of stock option activity as at September 30, 2014:

	Number of Underlying Shares	Weighted Average Exercise Price	Weighted Average Fair Market Value
Balance , September 30, 2013	4,350,000	$0.07	$0.06
Balance, September 30, 2014	11,830,000	$0.26	$0.21
Exercisable, September 30, 2014	6,460,000	$0.21	$0.17

A summary of the options granted at September 30, 2014 and September 30, 2013 and changes during the periods then ended is presented below:

	September 30, 2014		September 30, 2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding balance at beginning of period	900,000	$0.14	1,800,000	$0.14
Vested at March 23, 2013	3,450,000	0.05	900,000	0.14
Granted at June 20, 2013	–	–	4,850,000	0.05
Vested at June 20, 2013	–	–	1,950,000	0.05
Exercised August 12 – 15, 2013	–	–	1,800,000	0.14
Exercised August 12 – 15, 2013	–	–	1,400,000	0.05
Granted at October 28, 2013	250,000	0.30	–	–
Granted at December 4, 2013	450,000	0.34	–	–
Vested at June 20, 2014	1,950,000	0.05	–	–
Granted at September 19, 2014	6,780,000	0.38	–	–
Vested at September 19, 2014	2,660,000	0.38	–	–
Outstanding at end of period	11,830,000	$0.26	4,350,000	$0.07
Exercisable	6,460,000	$0.21	1,450,000	$0.11

There were 5,370,000 unvested stock options outstanding as of September 30, 2014 (September 30, 2013 – 2,900,000).

Measurement Uncertainty for Stock Options

The Company used the Black-Scholes option pricing model (“Black-Scholes”) to value the options and warrants. This model was developed for use in estimating the fair value of traded “European” options which are liquid and that have no vesting restrictions and are fully transferable. The stock options that are granted to employees and directors and the warrants attached to the units issued by the Company are non-transferable and some vest over time, and are “American” options. Option pricing models require the input of subjective assumptions including expected share price volatility. The fair value estimate can vary materially as a result of changes in the assumptions. The following assumptions are used in the Black-Scholes option-pricing model:

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

Risk-Free Interest rate – The Company bases the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The risk-free rate used ranged from 0.62% to 1.83%.

13.	CHANGES IN NON-CASH WORKING CAPITAL

	September 30,	September 30,
	2014	2013
Accounts receivable	$(994,883)	$101,035
Prepaid expenses	38,825	(36,468)
Accounts payable	444,773	(194,572)
	$(511,285)	$(130,005)

14.	INCOME TAXES

As of September 30, 2014, the Company has approximately $5,909,394 (2013 – $5,759,755) of operating losses expiring through 2034 that may be used to offset future taxable income but are subject to various limitations imposed by rules and regulations of the Internal Revenue Service. The net operating losses are limited each year to offset future taxable income, if any, due to the change of ownership in the Company's outstanding shares of common stock. In addition, at September 30, 2014, the Company had an unused Canadian net operating loss carry-forward of approximately $10,361,017 (2013 – $11,687,391), expiring through 2034. These operating loss carry-forwards may result in future income tax benefits of approximately $4,658,542. However, because realization is uncertain at this time, a valuation reserve in the same amount has been established. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The components of the net deferred tax asset, the statutory tax rate, the effective rate and the elected amount of the valuation allowance are as follows:

	Year Ended September 30, 2014	Year Ended September 30, 2013
Statutory and effective tax rate
Domestic
Statutory U.S. federal rate	35%	35.00%
Foreign	25%	25.00%

	Year Ended September 30, 2014	Year Ended September 30, 2013
Income taxes recovered at the statutory and effective tax rate
Domestic
Statutory U.S. federal rate	$449,831	$607,443
Foreign	188,757	181,963

Timing differences:
Non-deductible expenses	(487,505)	(74,171)
Other deductible charges	59,858	67,568
Benefit of tax losses not recognized in the year	(210,941)	(782,803)
Income tax recovery (expense) recognized in the year	$–	$–

The approximate tax effects of each type of temporary difference that gives rise to deferred tax assets are as follows:

	Year Ended September 30, 2014	Year Ended September 30, 2013
Deferred income tax assets (liabilities)
Net operating loss carry-forwards	$4,658,542	$4,937,762
Oil and gas properties	54,589	731,166
Equipment	187,394	183,824
Valuation allowance	(4,900,525)	(5,852,752)
Net deferred income tax assets	$–	$–

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

Compensation to Executive Officers

Since the acquisition of Northern Alberta Oil Ltd., the Company and Northern have entered into the following contracts with the following companies for the services of their officers:

1.)	Portwest Investments Ltd. (“Portwest”), a company owned 100% by Dr. Horst A. Schmid (the “Consultant”), for providing services to the Company as Chief Executive Officer and President for Cdn $12,500 per month. On July 1, 2005, the Company entered into a consulting agreement (the “Prior Agreement”) with Portwest, as filed with the Company’s annual report on Form 10-KSB filed on February 23, 2007, and incorporated by reference herein. On July 10, 2013, the Company and Portwest agreed to amend (the “Amending Agreement”) the Prior Agreement whereby the following was settled and amended:

i.	Effective date of the Amending Agreement will be June 20, 2013;
ii.	Term of Agreement will be until December 31, 2014;
iii.	The fees payable to the Consultant in the Prior Agreement will be terminated and the Company will grant the Consultant 5-year options on 1,000,000 of its common shares exercisable at $0.05 per share, which was the market price at that time. One half of these shares were vested immediately and the remaining one half will be vested on June 20, 2014;
iv.	The Consultant will receive:

a.	Cdn $70,000, and
b.	850,000 units of the Company’s shares and warrants at a price of $0.05 per unit, which was the market price at that time. Each unit shall be comprised of one restricted Company common share and one 3 year full warrant entitling Portwest to be able to purchase another share for $0.075. The warrants expire on June 20, 2016,

As consideration for the execution of the Amending Agreement and the Termination of parts of the Prior Agreement, and waiving Cdn $239,528 accrued by the Company as owing to Portwest.

In the September 30, 2014 year-end, no fees were owed or paid to Portwest. As of September 30, 2013, the Company has settled all outstanding amounts owed to Portwest.

2.)	Concorde Consulting, a company owned 100% by Mr. Curtis J. Sparrow, for providing services as Chief Financial Officer to the Company for Cdn $15,000 per month. As of September 30, 2014, the Company owed Concorde Consulting Cdn $nil for services provided to the Company.

Rental Agreement

On January 21, 2014, the Company renewed its Edmonton office lease commencing effective on January 1, 2014 and expiring on June 30, 2015. The quarterly payments due in Cdn are as follows:

2015 Q1 (October - December)	9,031
2015 Q2 (January - March)	9,031
2015 Q3 (April - June)	9,031

The total sum of future minimum lease payments through lease expiration on June 30, 2015 is $27,904.

16.	LEGAL ACTIONS

DISSMISSED - I.G.M Resources Corp. vs. Deep Well Oil & Gas, Inc., et al

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

The Plaintiff was seeking an order setting aside the transaction and returning the assets to 979708, compensation in the amount of Cdn $15,000,000, a declaration of trust declaring that Northern and Deep Well hold all of the assets acquired from 979708 and any property acquired by use of such assets, or confidential information of 979708, in trust for the Plaintiff.

17.	SUBSEQUENT EVENTS

On October 3, 2014, a warrant holder of the Company acquired 47,618 common shares of the Company, upon exercising warrants, at an exercise price of $0.105 per common share for gross proceeds to the Company of $4,999.90.

On October 21, 2014, the Company’s Farmout partner reimbursed the Company in the amount of Cdn $1,200,000 for a cash call the Company paid to the Operator of the SAGD Project for the winterization program.

On November 17, 2014, the Company appointed a new director to its Board and in connection with the appointment the Company granted the new director an option to purchase 600,000 shares each of common stock at an exercise price of $0.23 per Common Share, 200,000 vesting immediately and the remaining vesting one-third on November 17, 2015, and one-third on November 17, 2016, with a five-year life.

As previously disclosed, on July 31, 2013, the Company through its subsidiary companies entered into a Farmout Agreement with one of its joint venture partners (the “Farmee”) to fund the Company’s share of the SAGD Project. Effective on November 17, 2014, the Company and the Farmee agreed to amend the Farmout Agreement (the “Amending Agreement”) to extend the expiry date of the Farmee’s option, from December 31, 2014 to December 31, 2015, to elect to acquire additional working interests of 45% to 50% in the remaining 56 sections of land where the Company has working interests ranging from 90% to 100%, by committing an additional $110,000,000 of financing to the development of the Company’s Sawn Lake oil sands properties.

18.	CRUDE OIL AND NATURAL GAS PROPERTY INFORMATION

Results of Operations from Oil and Gas Producing Activities

The following table sets forth the results of the Company’s operations from oil (in the form of bitumen) producing activities from the Company’s Sawn Lake oil sands properties located in Alberta, Canada, for the years ended September 30, 2014 and 2013:

	September 30, 2014	September 30, 2013
Oil sales after royalties	$47,116	$–

Production (Operating) expenses	(47,115)	–
Exploration expenses	(47,182)	(55,810)
Depreciation, accretion and depletion	(97,646)	(106,476)
	(144,827)	(162,286)

Income tax expenses	–	–
Results of operations from producing activities	$(144,827)	$(162,286)

The Company reported its first oil revenue in the amount of $47,116 after deduction of royalties. Given that the Company’s first oil production began on September 16, 2014, the Company produced oil for only 14 days during the year ending September 30, 2014; therefore the volumes of oil delivered were only 818.6 barrels net to the Company, before royalties, with an average oil sales price of $61.77 per barrel. Operating expenses are zero since at this time they were paid for under the Farmout Agreement. Transportation costs are included in these operating costs. The total share of the material costs and operating expenses of the Company’s joint SAGD Project, has been funded in accordance with the Farmout Agreement, at a net cost to the Company of $Nil. As required by the Farmout Agreement, the Farmee has since paid Cdn $16,677,530 to the operator of the SAGD Project for the Farmee’s share and the Company’s share of the costs of the SAGD Project up to September 30, 2014. These costs included the drilling of the SAGD well pair; the purchase and transportation of equipment; installation and construction of the steam plant facility; testing and commissioning; the purchase of the water source and disposal wells and expenditures to connect these water wells to the steam plant facility along with a fuel source tie-in; and the monthly operating expenses associated with the steaming and production of the SAGD well pair up to September 30, 2014.

Capitalized Costs Relating Specifically to the SAGD Project

The Company entered into a Farmout Agreement dated July 31, 2013, whereby the Company’s operating costs of the SAGD Project are paid in full by the Farmee in accordance with the Farmout Agreement; therefore the Company has not capitalized any of the operating costs paid by the Farmee to the operator of the SAGD Project. As required by the Farmout Agreement, the Farmee has since paid Cdn $16,677,530 to the operator of the SAGD Project for the Farmee’s share and the Company’s share of the costs of the SAGD Project up to September 30, 2014. See Note 4 herein “Capitalization of Costs Incurred in Oil and Gas Activities”.

Costs Incurred in Oil and Gas Property Acquisition, Exploration, and Development

See Note 5 herein “Exploration Activities”.

19.	SUPPLEMENTARY INFORMATION ON OIL AND GAS RESERVES (UNAUDITED)

The following supplemental information regarding the Company’s oil and gas activities is presented pursuant to the disclosure requirements promulgated by the U.S. Securities and Exchange Commission (“SEC”) and ASC 932, Extractive Activities - Oil and Gas, (“ASC 932”).

Users of this supplemental information should be aware that the process of estimating quantities of “proved” and “proved developed” oil reserves is very complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for the reservoir. The data for a reservoir may also change substantially over time as a result of numerous factors including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. As a result, revisions to existing reserve estimates may occur from time to time. Although every reasonable effort is made to ensure reserve estimates reported represent the most accurate assessments possible, the subjective decisions and variances in available data for various reservoirs make these estimates generally less precise than other estimates included in the financial statement disclosures. Proved reserves represent estimated quantities of natural gas and crude oil that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under economic and operating conditions in effect when the estimates were made. Proved developed reserves are proved reserves expected to be recovered through wells and equipment in place and under operating methods used when the estimates were made.

Under current SEC standards, “Proved Reserves” are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible, from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations, prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation.

Under current SEC standards, the term “Reasonable Certainty” if deterministic methods are used, implies a high degree of confidence that the quantities will be recovered. If probabilistic methods are used, there should be at least a 90% probability that the quantities actually recovered will equal or exceed the estimate. A high degree of confidence exists if the quantity is much more likely to be achieved than not, and, as changes due to increased availability of geoscience (geological, geophysical, and geochemical), engineering, and economic data are made to estimated ultimate recovery (“EUR”) with time, reasonably certain EUR is much more likely to increase or remain constant than to decrease. Reasonable certainty can be established using techniques that have been proved effective by actual production from projects in the same reservoir or an analogous reservoir or by other evidence using reliable technology that establishes reasonable certainty.

Under current SEC standards, “Reliable Technology” is a grouping of one or more technologies (including computational methods) that have been field tested and have demonstrated to provide reasonably certain results with consistency and repeatability in the formation being evaluated or in an analogous formation.

Estimated Oil and Gas Reserve Quantities of Proved Developed and Proved Undeveloped Reserves

The following table illustrates the Company’s estimated net proved reserves for the periods indicated, as estimated by third party reservoir engineers. The Company’s oil reserves are attributable solely to properties within Alberta, Canada. The following table discloses, in the aggregate, the Company’s estimated reserves on the Company’s Sawn Lake oil sands properties located in the Peace River oil sands area of Alberta, Canada, as of September 30, 2014, based on estimated constant prices and cost assumptions.

	Oil		Natural Gas		Total
	Gross (1) (Mbbl)	Net (2) Mbbl)	Gross (Mmcf)	Net (Mmcf)	BOE (MBOE)
Proved developed and undeveloped reserves:
as of September 30, 2013	–	–	–	–	–
Revisions of previous estimates	572	530	–	–	572
Improved recovery	–	–	–	–	–
Purchases of minerals in place	–	–	–	–	–
Extensions and discoveries	–	–	–	–	–
Production	(1)	(1)	–	–	(1)
Sales of minerals in place	–	–	–	–	–
as of September 30, 2014	571	530	–	–	571

Proved developed reserves:
as of September 30, 2013	–	–	–	–	–
as of September 30, 2014	571	530	–	–	571

(1)Gross Reserves – are defined as the Company’s working interest reserves (operating or non-operating) before deduction of royalties.

(2)Net Reserves – are defined as the Company’s working interest reserves (operating or non-operating) after deduction of royalties.

Revisions of previous estimates – are revisions that represent changes in previous estimates of proved reserves, either upward or downward, resulting from new information (except for an increase in proved acreage) normally obtained from development drilling and production history or resulting from a change in economic factors. The Company was assigned probable reserves based on Petroleum Resources Management System (“PRMS”) standards as of the Company’s September 30, 2013 fiscal year end, of which a percentage of these probable reserves were then assigned as proved reserves in connection with production from the Company’s SAGD Project which began producing on September 16, 2014.

Improved recovery – are changes in reserve estimates resulting from application of improved recovery techniques. The Company reported no proved reserves based on Petroleum Resources Management System (“PRMS”) standards as of the Company’s September 30, 2013 fiscal year end, therefore there were no changes of previous estimates for improved recovery to be disclosed from the prior years developed and undeveloped reserve estimates.

Purchases of minerals in place – For the year ended September 30, 2014, the Company did not report any property acquisitions whereby the Company purchased any properties with proved reserves.

Extensions and discoveries – are additions to proved reserves that result from (1) extension of the proved acreage of previously discovered reservoirs through additional drilling in periods subsequent to discovery and (2) discovery of new fields with proved reserves or of new reservoirs of proved reserves in old fields. There were no additions to proved reserves resulting from extensions or discoveries during the fiscal year September 30, 2014.

Production – The Company’s first SAGD well pair began producing oil on September 16, 2014.

Sales of minerals in place – For the year ended September 30, 2014, the Company did not report any sale of its properties of which had proved reserves.

The following table discloses, in the aggregate, the Company’s estimated proved developed and undeveloped reserves on the Company’s Sawn Lake oil sands properties located in the Peace River oil sands area of Alberta, Canada, as of September 30, 2014, based on estimated constant prices and cost assumptions.

Summary of Oil and Gas Reserves as of September 30, 2014 (Constant Prices and Costs)

	RESERVES
	Light and Medium Oil		Heavy Oil		Oil		Natural Gas		Natural Gas Liquids
Reserves Category	Gross (Mbbl)	Net (Mbbl)	Gross (Mbbl)	Net (Mbbl)	Gross (1) (Mbbl)	Net (2) (Mbbl)	Gross (Mmcf)	Net (Mmcf)	Gross (Mbbl)	Net (Mbbl)
Proved	–	–	–	–	–	–	–	–	–	–
Developed Producing	–	–	–	–	281	260	–	–	–	–
Developed Non-producing	–	–	–	–	–	–	–	–	–	–
Undeveloped	–	–	–	–	290	269	–	–	–	–
Total Proved	–	–	–	–	571	529	–	–	–	–

(1) Gross Reserves – are defined as the Company’s working interest reserves (operating or non-operating) before deduction of royalties.

(2) Net Reserves – are defined as the Company’s working interest reserves (operating or non-operating) after deduction of royalties.

Standardized Measure of Discounted Future Net Cash Flows Related to Proved Oil and Gas Reserve Quantities

The following table discloses, in the aggregate, the Company’s estimated net present value of future cash flows attributable to the Company’s estimated oil reserves on the Company’s Sawn Lake oil sands properties located in the Peace River oil sands area of Alberta, Canada, as of September 30, 2014, based on estimated constant prices and cost assumptions. The future cash flow estimate set forth below are estimates only and the actual realized cash flow may be greater or less than those calculated and should not be considered as representative of the current value of the Company.

	Year Ended	Year Ended
In Thousands	September 30, 2014(1)	September 30, 2013(1)

Future cash inflows	$31,062	$–
Future Royalties	(2,456)	–
Future Operating costs	(13,040)	–
Future Development Costs	(8,586)	–
Future Abandonment Costs	(161)	–
Future income tax expenses	–	–
Future net cash flows	$6,819	$–
10% annual discount for estimated timing of cash flows	(4,919)	–
Standardize measure of discounted future net cash flows	$1,900	$–

(1) Future net cash flows were converted from Cdn$ to US$ in this table based on the year-end exchange rate of $0.8962.

The Company reported no proved reserves based on Petroleum Resources Management System (“PRMS”) standards as of the Company’s September 30, 2013 fiscal year end, therefore there were no changes to the standardized measure of discounted future net cash flows from previous estimates attributable to the Company’s proved developed and undeveloped reserve estimates from the prior years.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On November 16, 2012, we formally informed Madsen & Associates CPAs, Inc. (“Madsen”) of the appointment of a different auditor as our independent registered public accounting firm upon expiry of Madsen’s term of appointment. The reports of Madsen on our financial statements as of and for the years ended September 30, 2011 and 2010 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. Our Board participated in and approved the decision to appoint a different independent registered public accounting firm upon expiry of Madsen’s term of appointment. This decision was formally finalized on December 11, 2012.

During the years ended September 30, 2011, and 2010, and through November 16, 2012, there have been no disagreements with Madsen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Madsen would have caused them to make reference thereto in connection with their report on the financial statements for such years. Our Company has requested that Madsen furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements. For further information see our current report on Form 8-K filed on December 17, 2012 and incorporated herein by reference.

On November 16, 2012, our Company engaged Sadler, Gibb & Associates, L.L.C. (“Sadler Gibb”) as its new independent registered public accounting firm. During the years ended September 30, 2011 and 2010, and through November 16, 2012, our Company did not consult with Sadler Gibb regarding any of the following:

(i)	the application of accounting principles to a specific transaction, either completed or proposed;

(ii)	the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and none of the following was provided to the Company: (a) a written report, or (b) oral advice that Sadler Gibb concluded was an important factor considered by the Company in reaching a decision as to accounting, auditing or financial reporting issue; or

(iii)	any matter that was subject of a disagreement, as that term is defined in Item 304 of Regulation S-K.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the fiscal year ended September 30, 2014, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) was carried out under the supervision and with the participation of our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that as of the end of that fiscal year, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Our management, which included our principal executive officer and principal financial officer, assessed our internal control over financial reporting as of September 30, 2014. This assessment was based on criteria for effective internal control over financial reporting described in the internal control integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes that, as of September 30, 2014, our internal control over financial reporting was effective.

Attestation Report of the Independent Registered Public Accounting Firm

We are a smaller reporting company within the meaning of Rule 12b-2 under the Exchange Act. Therefore this Annual Report is not required to include an attestation report of our independent registered public accounting firm, Sadler Gibb with respect to our internal control over financial reporting. Sadler Gibb audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of our internal control over financial reporting. Accordingly, Sadler Gibb expressed no such opinion on our internal control over financial reporting as of September 30, 2014.

Changes in Internal Control Over Financial Reporting

During the fiscal year ended September 30, 2014 there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Deep Well reported all information that was required to be disclosed on Form 8-K during the fourth quarter of the fiscal year covered by this Annual Report.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The directors and executive officers of Deep Well are as follows:

As at September 30, 2014
Name	Age	Position/Office

Mr. Said Arrata	74	Director
Mr. Satya Brata Das	58	Director
Mr. Pascal Nodé-Langlois	67	Director
Mr. David Roff	43	Director
Dr. Horst A. Schmid	81	Director and Chairman of the Board, President and Chief Executive Officer
Mr. Curtis James Sparrow	57	Director and Chief Financial Officer, Secretary and Treasurer
Mr. Malik Youyou	61	Director and Vice Chairman

Biographies of Directors and Executive Officers

Brief biographies of the directors and executive officers of Deep Well are set forth below. All directors hold office until the next shareholders’ meeting or until their death, resignation, retirement, removal, disqualification or until their successors have been elected and qualified. Vacancies in the existing Board may be filled by majority vote of the remaining directors. Officers of our Company serve at the will of the Board. As of September 30, 2014 there were no written employment contracts outstanding for officers, other than the consulting contracts as disclosed herein.

Mr. Said Arrata has served as director of Deep Well since March 8, 2011. Mr. Arrata is a highly experienced energy executive who brings a sophisticated understanding of energy company development to the Deep Well Board. Mr. Arrata is the chairman of the board of directors and chief executive officer of Sea Dragon Energy Inc., a firm domiciled in Calgary, Alberta, devoted exclusively to overseas production, and concentrated in Egypt. In 2007 the company he co-founded, Centurion Energy, was sold for $1.2 billion to Dana Gas Inc. and Mr. Arrata subsequently established Sea Dragon Energy Inc. Since May of 2007, Mr. Arrata has been a board member of Dan Gas Inc., a company which operates oil and gas concessions in Egypt and the Province of Kurdistan. Reputed as a company-builder, focused on building maximum value for shareholders during his more than 40 years in the oil and gas industry during which he held management and board positions with major oil and gas companies in Canada and overseas. Mr. Arrata holds a B.Sc. degree in Petroleum Engineering along with several post-graduate accreditations at various universities in North America and is an active member of several professional engineering and industry associations.

Mr. Satya Brata Das has served as director of Deep Well since March 8, 2011. Mr. Das offers strategic advice and guidance to public and private sector leaders as co-founder, director and Principal of Edmonton based Cambridge Strategies Inc. A public policy expert on the sustainable development of heavy oil and the oil sands, he is author of “Green Oil: Clean Energy for the 21st Century?” A frequent commentator on air, in print and on podiums, Mr. Das brings his deep experience and insight on public policy issues to the Deep Well Board. A former columnist, foreign correspondent and editorialist, Mr. Das has advised at the highest levels of municipal, provincial and federal governments in Canada.

Dr. Horst A. Schmid has served as director and Chairman of Deep Well since February 6, 2004. From June 29, 2005 to the present he has been the Chief Executive Officer and President of Deep Well. From September 1996 to the present, Dr. Schmid has been director, President and Chief Executive Officer of Portwest Investment Ltd., a private firm, located in Edmonton, Alberta, Canada. Prior to that, Dr. Schmid spent 15 years as Cabinet Minister for the government of Alberta and ten years as Commissioner General for Trade and Tourism for the province of Alberta. During that time he was involved in numerous successful overseas negotiations for the Alberta Oil & Gas Industry, achieving major contracts for Alberta Exploration/Production/Service Companies. He is the recipient of many Canadian and International Awards for his accomplishments. Dr. Schmid received an Honorary Law Degree from the University of Alberta.

Mr. Curtis James Sparrow has served as director of Deep Well since February 6, 2004. From that time until the present Mr. Sparrow has also been the Chief Financial Officer, Corporate Secretary and Treasurer of Deep Well. Since the mid-1980s, Mr. Sparrow has been a self-employed management consultant specializing in the natural resource sector. Mr. Sparrow has been involved in the oil and gas industry in various capacities for over 35 years. He has held directorships and senior officer positions with junior exploration and development companies before becoming a self-employed consultant. He has also participated in the marketing side of the oil and gas industry, and was part of an acquisition team formed to assess and develop a bid for a multi-billion dollar integrated oil company. His experience also includes corporate and project management, international businesses and mining. Mr. Sparrow received his Bachelor of Science Degree in Engineering and M.B.A. from the University of Alberta. Mr. Sparrow is also a registered Professional Engineer.

Mr. David Roff has served as a director of Deep Well since April 3, 2006. Mr. Roff is the co-president of Brave Investment Corporation, a private consulting and investment company and has held this position since 2001. Mr. Roff has extensive experience working with small cap public and private companies for more than fifteen years. Prior to that, Mr. Roff was a management consultant for Coopers & Lybrand Consulting where he advised large financial institutions, investment fund complexes and other organizations on technology and internal control strategies. Mr. Roff is a Chartered Professional Accountant with a B.A. degree from the University of Western Ontario.

Mr. Malik Youyou has served as director of Deep Well since August 20, 2008 and Vice Chairman of Deep Well since January 1, 2014. Mr. Youyou is an experienced international entrepreneur, investor and director of several companies. With more than three decades of business experience in highly competitive global markets, beginning in his native France, Mr. Youyou brings a strong international perspective to Deep Well’s Board. Mr. Youyou has created and led several companies involved in the development, branding, and marketing of luxury goods from leading international houses.

Mr. Pascal Nodé-Langlois has served as a director of Deep Well since December 4, 2013. Mr. Nodé-Langlois is a French entrepreneur with a broad experience in banking. In 1975, he founded in Switzerland, the company Stock and Commodity Services SA (“SCS”). In 1991, SCS became Banque SCS Alliance SA (BSA), a fully licensed Swiss bank with branches in Switzerland and subsidiaries abroad. In 2006, after a consistent career of more than 30 successful years as the principal owner, managing director and chairman of the board of directors of BSA (previously SCS), Mr. Nodé-Langlois sold his stake in the bank. In 2007, he founded a new financial boutique, in Luxembourg: Voltaire Group SA. This company operates as a holding company. It acquires majority participations and/or creates operating companies with the aim of providing a wide variety of financial services in the areas of expertise that Mr. Nodé-Langlois developed during his previous activity in banking. Its main present participation is PARfinance SA, a Swiss registered wealth management company.

On November 17 2014, our Board appointed Mr. Colin P. Outtrim as a director of Deep Well. Mr. Outtrim is a highly experienced petroleum engineer bringing with him extensive reservoir appraisal knowledge to our Board. Mr. Outtrim has over 40 years of experience in the global petroleum reserves and resources industry and has conducted and or participated in several hundred reservoir engineering and economic evaluation projects covering oil, gas and geothermal properties in all parts of the world having asset values from between one million to 20 billion dollars. Early in his career he worked with the Alberta Government Energy Resources and Conversation Board (now known as the AER) as a Reserves Engineer assessing the Alberta oil sands, at which time he also president and chief executive officer of Outtrim Szabo Associates Ltd. which served petroleum companies undertaking energy developments around the world. In 2004 Outtrim Szabo Associates Ltd. was acquired by DeGolyer and Mr. Outtrim became president and a director of DeGolyer until his retirement in 2012. From 2008 to 2012, Deep Well engaged DeGolyer to prepare Deep Well’s independent reserves and resources analysis reports, at which time Mr. Outtrim was providing independent consulting engineering services to Deep Well through DeGolyer. His career has provided him broad experience reporting to audit committees as a “qualified reserves evaluator and auditor”. He is one of a few expert members from around the world selected to sit on and serve as a technical member of the Experts Group sub-committee on the United Nations Economic Commission for Europe (“UNECE”), the United Nations Framework Classification (“UNFC”) for the standardization of petroleum reserves and resource definitions, and has recently completed a three-year term on the board of trustees of the Society of Petroleum Engineers Canadian Educational Trust Fund as trustee and treasurer. He is currently serving as director and reserves audit committee chairman of CaiTerra International Energy Corporation and currently provides reservoir engineering advisory services to Tallahassee Resources Inc. He is also the past chairman of the Petroleum Society of the Canadian Institute of Mining. Mr. Outtrim holds a B.Sc. in Geological Engineering from the University of British Columbia and is a registered Petroleum Engineer.

Family Relationships

There are no family relationships among the directors and executive officers of our Company.

Involvement in Certain Legal Proceedings

The following does not describe any past legal proceeding to which Deep Well or its subsidiaries are a party. For a description of certain past legal proceedings involving Deep Well and its subsidiaries, see Item 3 “Legal Proceedings” of this Annual Report. In the past ten years:

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

No current director has been found by a court of competent jurisdiction in a civil action or by the SEC to have violated a Federal or State securities law that has not been reversed, suspended, or vacated.

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

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our Company’s officers, directors and persons who beneficially own more than 10% of a registered class of our Company’s equity securities to file reports of ownership and changes in ownership with the SEC, and to furnish to our Company copies of such reports. Based solely on the review of Forms 3 and 4 received by our Company during the September 30, 2014 fiscal year, as required under Section 16(a)(2) of the Exchange Act, the following directors, although they reported all their transactions as required on either a Form 3 or Form 4, did not report on a timely basis as follows: Mr. Said Arrata, a director of our Company, filed one Form 4 late (relating to one transaction); Mr. Satya Brata Das, a director of our Company, filed one Form 4 late (relating to two transactions); Mr. Pascal Nodé-Langlois, a director of our Company filed one Form 3 late (relating to one transaction) and one Form 4 late (relating to five transactions); Dr. Horst A. Schmid, a director of our Company, filed one Form 4 late (relating to one transaction); Mr. Curtis James Sparrow, a director of our Company, filed one Form 4 late (relating to one transaction); and Mr. Malik Youyou, a director and a 10% or more beneficial owner of our Company, filed two Form 4s late (relating to 34 transactions).

Code of Ethics

Our Company recently adopted a formal Code of Business Conduct and Ethics policy governing our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, including our directors and employees, to promote honest and ethical conduct, full, fair, accurate, understandable and timely disclosure in our reports to the SEC, and compliance with applicable governmental laws, rules and regulations. A copy of our Code of Business Conduct and Ethics policy may be obtained from our website at www.deepwelloil.com, or by written request addressed to the Corporate Secretary of Deep Well Oil & Gas, Inc., Suite 700, 10150 – 100 Street, Edmonton, Alberta, T5J 0P6, Canada. Filed herewith, as Exhibit 14.1, is a copy of our Code of Business Conduct and Ethics policy.

Corporate Governance

Director Independence

Under the standards for independence set forth by the NASDAQ Stock Market Rule 5605(a)(2) and the independence standards specified in Rule 10A-3 under the Exchange Act, our Board determined that as of September 30, 2014, our Board consisted of a majority of independent directors, with four being independent and three being non-independent directors. The directors of our Company are as follows:

As at September 30, 2014
Name	Year When First Appointed as Director
Mr. Said Arrata	2011	Independent director
Mr. Satya Brata Das	2011	Independent director
Mr. Pascal Nodé-Langlois	2013	Independent director
Mr. David Roff	2006	Independent director
Dr. Horst A. Schmid	2004	Non-independent director
Mr. Curtis James Sparrow	2004	Non-independent director
Mr. Malik Youyou	2008	Non-Independent director

Board Meetings, Committees and Annual Meeting Attendance

In the fiscal year ended September 30, 2014 our Board had six meetings. Each director of our Company attended 100% of all meetings held by the Board. As our Board only recently appointed the following committees there were no meetings held by any of our recently appointed committees during our September 30, 2014 fiscal year.

All of our directors attended our last general meeting of shareholders held on September 17, 2014. Our Board’s policy is to encourage all of its directors to attend all general meetings of our shareholders. Such attendance allows for direct interaction between shareholders and members of our Board.

Corporate Governance and Nominating Committee

Our Board recently appointed a corporate governance and nominating committee consisting of four Board members. Our Board appointed Mr. Satya Brata Das, Mr. Pascal Nodé-Langlois, Mr. Colin Outtrim and Mr. David Roff to serve on our corporate governance and nominating committee. Our Board appointed Mr. Pascal Nodé-Langlois as chairman of the corporate governance and nominating committee. As the Board only recently appointed a corporate governance and nominating committee there were no meetings held by this committee during the September 30, 2014 fiscal year. Our Board also recently adopted a formal corporate governance and nominating committee charter. A copy of this charter may be obtained from our website at www.deepwelloil.com. Filed herewith, as Exhibit 99.5, is a copy of our Corporate Governance and Nominating Committee Charter.

The purpose of our corporate governance and nominating committee is to, but not limited to: (i) assist the Board in identifying individuals qualified to serve as members of our Board; (ii) develop and recommend to the Board corporate governance guidelines for our Company; and (iii) oversee the evaluation of the Board and management of our Company.

Audit Committee

Our Board recently appointed an audit committee consisting of four Board members. Our Board appointed Mr. Said Arrata, Mr. Satya Brata Das, Mr. Pascal Nodé-Langlois and Mr. David Roff to serve on our audit committee. Our Board appointed Mr. David Roff as chairman of the audit committee. As the Board only recently appointed an audit committee there were no meetings held by this committee during the September 30, 2014 fiscal year. Our Board also recently adopted a formal audit committee charter. A copy of this charter may be obtained from our website at www.deepwelloil.com. Filed herewith, as Exhibit 99.3, is a copy of our Audit Committee Charter.

Our Board has determined that Mr. David Roff, who was recently appointed to serve on our audit committee, is independent and is recognized as an audit committee financial expert. Mr. Roff is a chartered professional accountant, with a B.A. degree from the University of Western Ontario, has worked as an auditor from 1995 to 1998 and is a Certified Public Accountant in good standing since 1995.

The purpose of our audit committee is to prepare the audit committee report required by the SEC to be included in our proxy statement and to assist our Board in overseeing and monitoring: (i) the quality and integrity of our financial statements; (ii) our accounting and reporting processes and consolidated financial statements audits; (iii) our compliance with legal and regulatory requirements; (iv) our independent registered public accounting firm’s qualifications and independence; (v) the performance of our independent registered public accounting firm; and (vi) our systems of disclosure controls and procedures, internal controls over financial reporting, and compliance with ethical standards adopted by our Board.

Compensation Committee

Our Board recently appointed a compensation committee consisting of four Board members. Our Board appointed Mr. Said Arrata, Mr. Satya Brata Das, Mr. Pascal Nodé-Langlois and Mr. Colin Outtrim to serve on our compensation committee. Our Board appointed Mr. Satya Brata Das as chairman of the compensation committee. As the Board only recently appointed a compensation committee there were no meetings held by this committee during the September 30, 2014 fiscal year. Our Board also recently adopted a formal compensation committee charter. A copy of this charter may be obtained from our website at www.deepwelloil.com. Filed herewith, as Exhibit 99.4, is a copy of our Compensation Committee Charter.

The purpose of our compensation committee is to assist our Board in discharging its responsibilities relating to: (i) determining, reviewing, approving or recommending to our Board, the compensation of our executive officers, committee members and directors; (ii) monitoring our incentive and equity-based compensation plans; (iii) preparing the compensation committee report if and when required to be included in our proxy statement under the rules and regulations of the SEC; (iv) evaluating the performance of the committee, including a review of the committee’s compliance with its charter, and reviewing and reassessing its charter and submitting any recommended changes to our Board for its consideration; and (v) oversee all matters relating to shareholder approval, on a non-binding basis of executive compensation (“say-on-pay” votes), including the frequency of such votes and the appropriate committee response to a say-on-pay vote.

Reserves and Resources Committee

Our Board recently appointed a reserves and resources committee consisting of four Board members. Our Board appointed Mr. Said Arrata, Mr. Colin Outtrim, Mr. David Roff and Mr. Curtis James Sparrow to serve on our reserves and resources committee. Our Board appointed Mr. Colin Outtrim as chairman of the reserves and resources committee. As the Board only recently appointed a reserves and resources committee there were no meetings held by this committee during the September 30, 2014 fiscal year. Our Board also recently adopted a formal reserves and resources committee charter. A copy of this charter may be obtained from our website at www.deepwelloil.com. Filed herewith, as Exhibit 99.6, is a copy of our Reserves and Resources Committee Charter.

The purpose of our reserves and resources committee is to assist our Board in monitoring: (i) the integrity of the independent reserves and resources estimates and related U.S. and Canadian regulatory disclosures of our Company; and (ii) the qualifications and independence of the independent reservoir engineers, geologists and geophysicists.

Our reserves data and estimates are prepared by independent examination and evaluation of our production data, reservoir pressure data, logs, geological data, and offset analogies in compliance with SEC definitions and guidance and in accordance with generally accepted petroleum engineering principles. The technical persons employed by the independent reserves evaluators are required to meet the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the “Standards Pertaining to the Estimating and Auditing of Oil and Natural Gas Reserves Information” promulgated by the Society of Petroleum Engineers. Our independent reserves evaluators are provided full access to complete and accurate information pertaining to our properties, and to all applicable personnel of our Company. Our reserves estimates and process for developing such estimates are reviewed by our current reserves and resources committee and approved by our management. Our management on behalf of our Board ensures compliance with SEC disclosure and internal control requirements along with verifying the independence of all third-party consultants. Our management is ultimately responsible for reserve estimates and reserve disclosures and ensuring that they are in accordance with the applicable regulatory requirements and industry standards and practices.

Shareholder Communications

We recognize the investment in our Company that shareholders of our common stock have made and accordingly, we are committed to the open exchange of ideas, concerns and suggestions with our shareholders. Shareholders desiring to communicate with the Board of our Company can do so by mailing a letter to the attention of the Chairman of the Board addressed to our Company’s corporate office at Suite 700, 10150 – 100 Street, Edmonton, Alberta, T5J 0P6.

Board Leadership Structure and Role in Risk Oversight

As of September 30, 2014, Dr. Horst A. Schmid served as our President and Chief Executive Officer and also serves as the Chairman of our Board. Because of the small size of our Company we do not have a lead independent director. Our Board of Directors consists of four independent and three non-independent directors as of September 30, 2014. Our independent directors take an active role on our Board and make up a majority of our Board. Given the size of our Company, our entire Board believes that our current board leadership structure is appropriate at this time and that Dr. Horst A. Schmid and Mr. Curtis James Sparrow bring valuable industry experience and historical knowledge of our Company’s history.

Our entire Board performs the role of risk oversight and includes all of our executive officers. Our management submits weekly updates to our entire Board for review and discussion. These weekly updates include, but are not limited to, regulatory disclosure, administrative and operational updates, weekly financial status and discussion of major expenditures. Our independent Board members regularly discuss their concerns and observations regarding all aspects of our Company’s business plans, risks and operations. These weekly updates facilitate discussions regarding risk-related information or concerns between our Board and our management. Dr. Horst A. Schmid and our entire Board form the agendas for all Board meetings.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides information about the compensation paid to, earned or received during the two fiscal years ended September 30, 2014 and September 30, 2013, by the executive officers listed below (the “Named Executive Officers”).

Executive Compensation Summary
Name and Principal Position	Fiscal Year Sept. 30	Fee $US		Bonus US$	Stock Awards US$	Option Awards US$		Non-Equity Incentive Plan Compensation US$	Non-qualified Deferred Compensation Earnings US$	All Other Compensation US$	Total US$
Dr. Horst A. Schmid (1)	2014	$–	(2)	$–	$–	$266,994	(3)	$–	$–	$–	$266,994	(9)
President and	2013	$–	(2)	$–	$–	$36,496	(4)	$–	$–	$–	$78,996	(9)
Chief Executive Officer

Mr. Curtis James Sparrow (5)	2014	$166,356	(6)	$32,347	$–	$266,994	(7)	$–	$–	$–	$465,697	(9)
Chief Financial Officer	2013	$177,300	(6)	$–	$–	$36,496	(8)	$–	$–	$–	$213,796	(9)

(1) Dr. Horst A. Schmid has served our Company as director and Chairman of the Board since February 6, 2004. Since June 29, 2005 to present Dr. Schmid has been the President and Chief Executive Officer of our Company.

(2) Portwest, a company owned 100% by Dr. Horst A. Schmid, provided services as Chief Executive Officer and President to our Company for $Nil for the 2014 fiscal year and $Nil for the 2013 fiscal year. For further information see Note 15 in the notes to our consolidated financial statements contained herein.

(3) Disclosed herein are the estimated valuations for Dr. Horst A. Schmid’s direct and indirect stock options that vested on June 20, 2014 and September 19, 2014. On June 20, 2013, our Board granted Dr. Schmid, as a director of our Company, options to purchase 450,000 shares of common stock at an exercise price of $0.05 per share of common stock, 150,000 vesting immediately and the remaining vesting one-third on June 20, 2014, and one-third on June 20, 2015, with a five-year life, and on August 12, 2013, Dr. Schmid acquired 150,000 shares of our Company’s common stock upon the exercise of some of these options for an exercise price of $0.05 per common share. Also on June 20, 2013, our Board granted Portwest, options to purchase 1,000,000 shares of common stock at an exercise price of $0.05 per share of common stock, with one-half vesting immediately and one-half vesting on June 20, 2014, with a five-year life, and as of September 30, 2013, Portwest had not exercised any of these options. On September 19, 2014, our Board granted Dr. Schmid, as a director of our Company, options to purchase 600,000 shares of common stock at an exercise price of $0.38 per share of common stock, 200,000 vesting immediately and the remaining vesting one-third on September 19, 2015, and one-third on September 19, 2016, with a five-year life, and as of September 30, 2014, Dr. Schmid had not exercised any of these options. On September 19, 2014, our Board granted Portwest, options to purchase 1,200,000 shares of common stock at an exercise price of $0.38 per share of common stock, with one-half vesting immediately and one-half vesting on September 19, 2015, with a five-year life, and as of September 30, 2014, Portwest has not exercised any of these options. For the assumptions used in the valuation of these stock option awards see Note 12 in the notes to our consolidated financial statements contained herein.

(4) Disclosed herein are the estimated valuations for Dr. Horst A. Schmid’s direct and indirect stock options that vested on March 23, 2013 and June 20, 2013. On March 23, 2011, our Board granted Dr. Schmid, as a director of our Company, options to purchase 450,000 shares of common stock at an exercise price of $0.14 per share of common stock, 150,000 vesting immediately and the remaining vesting one-third on March 23, 2012, and one-third on March 23, 2013, with a five-year life, and as of September 30, 2014, Dr. Schmid had not exercised any of these options. As previously disclosed in footnote (3) above, on June 20, 2013, our Board granted Dr. Schmid, as a director of our Company, options to purchase 450,000 shares of common stock at an exercise price of $0.05 per share of common stock, 150,000 vesting immediately and the remaining vesting one-third on June 20, 2014, and one-third on June 20, 2015, with a five-year life, and on August 12, 2013, Dr. Schmid acquired 150,000 shares of our Company’s common stock upon the exercise of some of these options for an exercise price of $0.05 per common share. Also, as previously disclosed in footnote (3) above, on June 20, 2013, our Board granted Portwest, options to purchase 1,000,000 shares of common stock at an exercise price of $0.05 per share of common stock, with one-half vesting immediately and one-half vesting on June 20, 2014, with a five-year life, and as of September 30, 2013, Portwest had not exercised any of these options. For the assumptions used in the valuation of these stock option awards see Note 12 in the notes to our consolidated financial statements contained herein.

(5) Mr. Curtis James Sparrow has served our Company as director since February 6, 2004. Since February 9, 2004 Mr. Sparrow has been the Chief Financial Officer, Corporate Secretary and Treasurer of our Company.

(6) Concorde Consulting, a company owned 100% by Mr. Curtis James Sparrow, provided services as Chief Financial Officer to our Company for $166,356 (Cdn$180,000) for the 2014 fiscal year and $177,300 (Cdn$180,000) for the 2013 fiscal year.

(7) Disclosed herein are the estimated valuations for Mr. Curtis James Sparrow’s direct and indirect stock options that vested on June 20, 2014 and September 19, 2014. On June 30, 2013, our Board granted Mr. Sparrow, as a director of our Company, options to purchase 450,000 shares of common stock at an exercise price of $0.05 per share of common stock, 150,000 vesting immediately and the remaining vesting one-third on June 20, 2014, and one-third on June 20, 2015, with a five-year life, and on August 12, 2013, Mr. Sparrow acquired 150,000 shares of our Company’s common stock upon the exercise of these options for an exercise price of $0.05 per common share. Also on June 20, 2013, our Board granted Concorde Consulting, options to purchase 1,000,000 shares of common stock at an exercise price of $0.05 per share of common stock, with one-half vesting immediately and one-half vesting on June 20, 2014, with a five-year life, and on August 12, 2013, Concorde Consulting acquired 500,000 shares of our Company’s common stock upon the exercise of half of these options for an exercise price of $0.05 per common share. On September 19, 2014, our Board granted Mr. Sparrow, as a director of our Company, options to purchase 600,000 shares of common stock at an exercise price of $0.38 per share of common stock, 200,000 vesting immediately and the remaining vesting one-third on September 19, 2015, and one-third on September 19, 2016, with a five-year life, and as of September 30, 2014, Mr. Sparrow had not exercised any of these options. On September 19, 2014, our Board granted Concorde Consulting, options to purchase 1,200,000 shares of common stock at an exercise price of $0.38 per share of common stock, with one-half vesting immediately and one-half vesting on September 19, 2015, with a five-year life, and as of September 30, 2014, Concorde Consulting had not exercised any of these options. For the assumptions used in the valuation of these stock option awards see Note 12 in the notes to our consolidated financial statements contained herein.

(8) Disclosed herein are the estimated valuations for Mr. Curtis James Sparrow’s direct and indirect stock options that vested on March 23, 2013 and June 20, 2013. On March 23, 2011, our Board granted Mr. Sparrow, as a director of our Company, options to purchase 450,000 shares of common stock at an exercise price of $0.14 per share of common stock, 150,000 vesting immediately and the remaining vesting one-third on March 23, 2012, and one-third on March 23, 2013, with a five-year life, and on August 12, 2013, Mr. Sparrow acquired 450,000 shares of our Company’s common stock upon the exercise of these options for an exercise price of $0.14 per common share. As previously disclosed in footnote (7) above, on June 30, 2013, our Board granted Mr. Sparrow, as a director of our Company, options to purchase 450,000 shares of common stock at an exercise price of $0.05 per share of common stock, 150,000 vesting immediately and the remaining vesting one-third on June 20, 2014, and one-third on June 20, 2015, with a five-year life, and on August 12, 2013, Mr. Sparrow acquired 150,000 shares of our Company’s common stock upon the exercise of these options for an exercise price of $0.05 per common share. Also, as previously disclosed in footnote (7) above, on June 20, 2013, our Board granted Concorde Consulting, options to purchase 1,000,000 shares of common stock at an exercise price of $0.05 per share of common stock, with one-half vesting immediately and one-half vesting on June 20, 2014, with a five-year life, and on August 12, 2013, Concorde Consulting acquired 500,000 shares of our Company’s common stock upon the exercise of half of these options for an exercise price of $0.05 per share of common stock. For the assumptions used in the valuation of these stock option awards see Note 12 in the notes to our consolidated financial statements contained herein.

Compensation Arrangements for Executive Officers

Our Company currently does not provide retirement benefits to its executive officers.

Our Company has entered into the following contracts with the following companies for services of certain officers and/or directors of our Company:

1.	Portwest for providing services as Chief Executive Officer and President to our Company for Cdn$12,500 per month. On July 1, 2005, our Company entered into a consulting agreement (the “Prior Agreement”) with Portwest, as filed with our Company’s annual report on Form 10-KSB filed on February 23, 2007, and incorporated by reference herein. On July 10, 2013, our Company and Portwest agreed to amend the Prior Agreement whereby the following was settled and amended:

a)	the effective date of the amending agreement was June 20, 2013;
b)	the term of Prior Agreement expired on December 31, 2014;
c)	The fees payable to Portwest in the Prior Agreement will be terminated and our Company will grant Portwest 5-year options on 1,000,000 of its common shares exercisable at $0.05 per share of common stock, which was the market price at that time. One half of these shares were vested immediately and the remaining one half vested on June 20, 2014;
d)	Portwest, as consideration for the execution of the amending agreement, the termination of parts of the Prior Agreement and the waiving of Cdn$239,528 accrued by our Company as owing to Portwest, received:

i.	Cdn$70,000; and
ii.	850,000 units of our Company’s shares and warrants at a price of $0.05 per unit, which was the market price at that time. Each unit shall be comprised of one restricted Company common share and one 3-year full warrant entitling Portwest to be able to purchase another share for $0.075. The warrants will expire on June 20, 2016.

In the 2014 fiscal year, no fees were owed or paid to Portwest. As of September 30, 2013, our Company has settled all outstanding amounts owed to Portwest.

2.	Concorde Consulting, a company owned 100% by Mr. Curtis James Sparrow for providing services as Chief Financial Officer to our Company for Cdn$15,000 per month. As of September 30, 2014, the Company owed Concorde Consulting Cdn $nil for services provided to the Company.

On March 23, 2011, and as herein reported under the Executive Compensation Summary table, our Board granted Dr. Schmid and Mr. Sparrow, as directors of our Company, options to purchase 450,000 shares each of common stock at an exercise price of $0.14 per common share, one-third vesting immediately, one-third vesting on March 23, 2012, and one-third vesting on March 23, 2013, each with a five-year life.

On June 20, 2013, and as herein reported under the Executive Compensation Summary table, our Board granted Dr. Schmid and Mr. Sparrow, as directors of our Company, options to purchase 450,000 shares each of common stock at an exercise price of $0.05 per common share, one-third vesting immediately, one-third vesting on June 20, 2014, and one-third on June 20, 2015, each with a five-year life.

On September 19, 2014, and as herein reported under the Executive Compensation Summary table, our Board granted Dr. Schmid and Mr. Sparrow, as a directors of our Company, options to purchase 600,000 shares of common stock at an exercise price of $0.38 per common share, one-third vesting immediately and the remaining vesting one-third on September 19, 2015, and one-third on September 19, 2016, each with a five-year life.

Outstanding Equity Awards Granted to Executive Officers at September 30, 2014
	Options Awards (1)					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Portwest Investments Ltd. (1)	1,000,000	–	–	$0.05	06/20/2018	–	–	–	–
Portwest Investments Ltd. (2)	600,000	600,000	–	$0.38	09/19/2019	–	–	–	–
Concorde Consulting (3)	500,000	–	–	$0.05	06/20/2018	–	–	–	–
Concorde Consulting (4)	600,000	600,000	–	$0.38	09/19/2019	–	–	–	–

(1) On June 20, 2013, Portwest, a company owned 100% by Dr. Horst A. Schmid, was granted options to purchase 1,000,000 shares of common stock for providing consulting services as President and Chief Executive Officer of our Company, half vesting immediately and the other half vesting on June 20, 2013. See the Executive Compensation table for more disclosure. As of the date of this report Portwest had not exercised any of these stock options.

(2) On September 19, 2014, our Board granted Portwest, options to purchase 1,200,000 shares of common stock at an exercise price of $0.38 per share of common stock, with one-half vesting immediately and one-half vesting on September 19, 2015. See the Executive Compensation table for more disclosure. As of the date of this report Portwest had not exercised any of these stock options.

(3) On June 20, 2013, Concorde Consulting, a company owned 100% by Mr. Curtis James Sparrow, was granted options to purchase 1,000,000 shares of common stock for providing consulting services as Chief Financial Officer of our Company, half vesting immediately and the other half vesting on June 20, 2013. See the Executive Compensation table for more disclosure. On August 12, 2013, Concorde Consulting acquired 500,000 common shares, upon exercising stock options, at an exercise price of $0.05 per share of common stock.

(4) On September 19, 2014, our Board granted Concorde Consulting, options to purchase 1,200,000 shares of common stock at an exercise price of $0.38 per share of common stock, with one-half vesting immediately and one-half vesting on September 19, 2015. See the Executive Compensation table for more disclosure. As of the date of this report Concorde Consulting had not exercised any of these stock options.

Compensation of Directors

On November 28, 2005 and as amended on December 4, 2013, our Board adopted the Deep Well Oil & Gas, Inc. Stock Option Plan. The Stock Option Plan was approved by the majority of shareholders at the February 24, 2010 general meeting of shareholders. The Stock Option Plan is administered by our Board and permits options to acquire shares of Deep Well’s common stock to be granted to directors of our Company. The vesting of such director options will occur only if the holder of the options continues to provide services to us during the immediate annual period preceding the relevant vesting date. The options will terminate at the close of business five years from the date of grant.

On March 23, 2011, our Board granted each of its directors, Dr. Horst A. Schmid, Mr. Said Arrata, Mr. Satya Das, Mr. David Roff, Mr. Curtis James Sparrow and Mr. Malik Youyou, options to purchase 450,000 shares each of common stock at an exercise price of $0.14 per share of common stock, 150,000 vesting immediately and the remaining vesting one-third on March 23, 2012, and one-third on March 23, 2013, with such options expiring on March 23, 2016.

On June 20, 2013, our Board granted each of its directors, Dr. Horst A. Schmid, Mr. Said Arrata, Mr. Satya Das, Mr. David Roff, Mr. Curtis James Sparrow and Mr. Malik Youyou, options to purchase 450,000 shares each of common stock at an exercise price of $0.05 per share of common stock, 150,000 vesting immediately and the remaining vesting one-third on June 20, 2014, and one-third on June 20, 2015, with such options expiring on June 20, 2018.

Between August 12 and August 15, 2013, six directors and two consultants of our Company acquired a combined total of 3,768,096 common shares, upon exercising stock options and warrants, at exercise prices ranging from $0.05 to $0.14 per common share for total combined gross proceeds to our Company of $372,000. The common shares were issued pursuant to Section 4(2) of the Securities Act.

On December 4, 2013, the Board appointed Mr. Pascal Nodé-Langlois as a director and in connection with the appointment our Board granted Mr. Nodé-Langlois an option to purchase 450,000 shares of common stock at an exercise price of $0.34 per share of common stock, 150,000 vesting immediately and the remaining vesting one-third on December 4, 2014, and one-third on December 4, 2015, with such options expiring on December 4, 2018.

On September 19, 2014, the Board granted each of its directors, Dr. Horst A. Schmid, Mr. Said Arrata, Mr. Satya Das, Mr. Pascal Nodé-Langlois, Mr. David Roff, Mr. Curtis James Sparrow and Mr. Malik Youyou, options to purchase 600,000 shares each of common stock at an exercise price of $0.38 per share of common stock, 200,000 vesting immediately and the remaining vesting one-third on September 19, 2015, and one-third on September 19, 2016, with such options expiring on September 19, 2019.

For the fiscal year ended September 30, 2014, our Company recorded share based compensation expense related to stock options in the amount of $1,087,356 (September 30, 2013 - $125,099) on the stock options that vested during the year and the stock options that were granted during the year. As of September 30, 2014, there was remaining unrecognized compensation cost of $1,251,266 related to the non-vested portion of these unit option awards. Compensation expense is based upon straight-line depreciation of the grant-date fair value over the vesting period of the underlying unit option.

Director Compensation at September 30, 2014
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(6)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dr. Horst A. Schmid	Disclosed in the Summary Compensation Table above.
Mr. Said Arrata(1)	–	–	69,205	–	–	–	69,205
Mr. Satya Brata Das(2)	–	–	69,205	–	–	–	69,205
Mr. Pascal Nodé-Langlois(3)	–	–	181,613	–	–	–	181,613
Mr. David Roff(4)	–	–	69,205	–	–	–	69,205
Mr. Curtis James Sparrow	Disclosed in the Summary Compensation Table above.
Mr. Malik Youyou(5)	–	–	69,205	–	–	–	69,205

(1) Mr. Said Arrata has served our Company as director since March 8, 2011. Disclosed herein is the estimated valuation for Mr. Arrata’s stock options that vested on June 20, 2014 and September 19, 2014.

(2) Mr. Satya Brata Das has served our Company as director since March 8, 2011. Disclosed herein is the estimated valuation for Mr. Das’ stock options that vested on June 20, 2014 and September 19, 2014.

(3) Mr. Pascal Nodé-Langlois has served our Company as director since December 4, 2013. Disclosed herein is the estimated valuation for Mr. Nodé-Langlois’ stock options that vested on December 4, 2013 and September 19, 2014.

(4) Mr. David Roff has served our Company as director since April 3, 2006. Disclosed herein is the estimated valuation for Mr. Roff’s stock options that vested on June 20, 2014 and September 19, 2014.

(5) Mr. Malik Youyou has served our Company as director since August 20, 2008. Disclosed herein is the estimated valuation for Mr. Youyou’s stock options that vested on June 20, 2014 and September 19, 2014.

(6) For the assumptions used in these valuations of these stock option awards see Note 12 in the notes to our consolidated financial statements contained herein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

As of September 30, 2014, with respect to shares of Deep Well common stock that may be issued under our existing equity compensation plan, see Item 5 “Equity Compensation Plan Information” of this Annual Report.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the number and percentage of the beneficial ownership of shares of Deep Well’s outstanding common stock as of October 31, 2014 by each person or group known by us to be the beneficial owner of more than 5%, and all of our directors and executive officers individually and as a group.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS As of October 31, 2014
Name and Address of Beneficial Owner	Title of Class	Number of Shares Beneficially Owned (1) (2)	Percentage of Class Beneficially Owned		Nature of Beneficial Ownership

Malik Youyou (†) Director Sadovnicheskeya nab 69 Moscow 115035, Russia	Common	184,800,964	61.37	%(3)	Direct and Indirect

MP West Canada SAS Beneficial Owner of 5% or more 51, Rue D’Anjou, Paris, 75008, France	Common	45,111,778	19.67	(4)	Direct

Dr. Horst A. Schmid (†) Director and Chairman of the Board, President and Chief Executive Officer Suite 700, 10150 - 100 Street Edmonton, Alberta T5J 0P6 Canada	Common	6,200,000	2.67	%(5)	Direct and Indirect

Mr. Curtis James Sparrow (†) Director, Chief Financial Officer, Corporate Secretary and Treasurer Suite 700, 10150 - 100 Street Edmonton, Alberta T5J 0P6 Canada	Common	3,100,000	1.34	(6)	Direct and Indirect

Mr. Satya Brata Das (†) Director Suite 710, 10150 - 100 Street Edmonton, Alberta T5J 0P6 Canada	Common	2,570,952	1.12	(7)	Direct and Indirect

Mr. Said Arrata (†) Director Suite 2320, 255 – 5 Avenue S.W. Calgary, Alberta T2P 3G6 Canada	Common	1,450,000	*	(8)	Direct

Mr. David Roff (†) Director 27 Chicora Avenue Toronto, Ontario M5R 1W7 Canada	Common	1,112,441	*	(9)	Direct

Mr. Pascal Nodé-Langlois (†) Director Rue d'Esch 412FLuxembourg L-2086	Common	750,000	*	(10)	Direct

(†) All Officers and Directors as a Group	Common	199,984,357	64.98%		Direct and Indirect

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

(2) Based on 229,326,987 of our common shares issued and outstanding on October 31, 2014. For calculating the percentage of beneficial ownership separately for each person, his or her options, warrants or both that can be acquired within 60 days are included in both the numerator and the denominator. For the directors as a group, their collective options and warrants that can be acquired within 60 days are included in both the numerator and the denominator when calculating their group percentage ownership.

(3) Mr. Malik Youyou has served our Company as director since August 20, 2008. Mr. Youyou has also served as our Company's Vice Chairman since January 01, 2014. As of October 31, 2014, Mr. Youyou beneficially owns 184,800,964 shares of our common stock, of which (i) 105,175,042 shares are held directly; (ii) 7,847,352 shares are held indirectly by Westline Enterprises Limited, a corporation 100% owned by Mr. Youyou; (iii) Mr. Youyou presently holds directly exercisable warrants to acquire 71,428,570 shares of our common stock; and (iv) Mr. Youyou presently directly holds exercisable options to acquire 350,000 shares of our common stock. Assuming the issuance of 71,778,570 shares of our common stock, pursuant to the exercise of Mr. Youyou’s presently exercisable warrants and options, Mr. Youyou would beneficially own 61.37% of our Company’s outstanding common stock. As October 31, 2014, Mr. Youyou has not exercised any of these currently outstanding warrants or options and without the exercise of Mr. Youyou’s outstanding warrants and options, Mr. Youyou has a 49.28% ownership of our issued and outstanding common stock.

(4) Based solely on our statement of security holder listing report received from our transfer agent on October 31, 2014, MP West Canada SAS owns 45,111,778 shares of our common stock and based on this report MP West Canada SAS owns 19.67% of our Company’s issued and outstanding common stock.

(5) Dr. Horst A. Schmid has served our Company as director and Chairman of the Board since February 6, 2004. Dr. Schmid has also served our Company as President and Chief Executive Officer since June 29, 2005. Dr. Schmid beneficially owns 6,200,000 shares of our common stock, of which (i) 150,000 shares are held directly; (ii) 3,130,000 shares are held indirectly by Portwest Investments Ltd., a private corporation 100% owned by Dr. Schmid; (iii) Dr. Schmid presently holds indirectly through Portwest Investments Ltd., exercisable warrants to acquire 520,000 shares of our common stock; (iv) Dr. Schmid presently indirectly holds exercisable options through Portwest Investments Ltd., to acquire 1,600,000 shares of our common stock; and (v) Dr. Schmid presently holds directly exercisable options to acquire an additional 800,000 shares of our common stock. Assuming the issuance of 2,920,000 shares of common stock, pursuant to the exercise of Dr. Schmid’s presently exercisable warrants and options, Dr. Schmid would beneficially own 2.67% of our Company’s outstanding common stock. As October 31, 2014, Dr. Schmid has not exercised any of these currently outstanding warrants and options and without the exercise of Dr. Schmid’s outstanding warrants and options, Dr. Schmid has a 1.43% ownership of our issued and outstanding common stock.

(6) Mr. Sparrow has served our Company as director and Chief Financial Officer since February 9, 2004. Mr. Sparrow beneficially owns 3,100,000 shares of our common stock, of which (i) 600,000 shares are held directly; (ii) 1,050,000 shares are held indirectly by Concorde Consulting, a private corporation owned 100% by Mr. Sparrow; (iii) Mr. Sparrow presently indirectly holds exercisable options through Concorde Consulting, to acquire 1,100,000 shares of our common stock; and (v) Mr. Sparrow also presently holds directly exercisable options to acquire an additional 350,000 shares of our common stock. Assuming the issuance of 1,450,000 shares of common stock, pursuant to the exercise of Mr. Sparrow’s presently exercisable warrants and options, Mr. Sparrow would beneficially own 1.34% of our Company’s outstanding common stock. As October 31, 2014, Mr. Sparrow has not exercised any of these currently outstanding options and without the exercise of Mr. Sparrow’s outstanding options. Mr. Sparrow has a 0.72% ownership of our issued and outstanding common stock.

(7) Mr. Satya Brata Das has served our Company as director since March 8, 2011. Mr. Das beneficially owns 2,570,952 shares of our common stock, of which (i) 390,000 shares are held directly; (ii) 952,381 are held indirectly by Cambridge Strategies Inc., a company 50% owned by Mr. Satya Brata Das and 50% owned by his wife; (iii) Mr. Das presently holds indirectly through Cambridge Strategies Inc., exercisable warrants to acquire 428,571 shares of our common stock; (iv) Mr. Das presently holds directly exercisable options to acquire an additional 600,000 shares of our common stock; and (v) Mr. Das also presently holds indirectly through Cambridge Strategies Inc., exercisable options to acquire an additional 200,000 shares of our common stock. Assuming the issuance of 1,228,571 shares of our common stock, pursuant to the exercise of Mr. Das’ presently exercisable warrants and options, Mr. Das would beneficially own 1.12% of our Company’s outstanding common stock. As October 31, 2014, Mr. Das has not exercised any of these currently outstanding warrants and options and without the exercise of Mr. Das’ outstanding warrants and options, Mr. Das has a 0.59% ownership of our issued and outstanding common stock.

(8) Mr. Said Arrata has served our Company as director since March 8, 2011. Mr. Arrata beneficially owns 1,450,000 shares of our common stock of which (i) 1,100,000 shares are held directly; and (ii) Mr. Arrata presently holds directly exercisable options to acquire an additional 350,000 shares of our common stock. Assuming the issuance of 350,000 shares of our common stock, pursuant to the exercise of Mr. Arrata’s presently exercisable options, Mr. Arrata would beneficially own 0.63% of our Company’s outstanding common stock. As October 31, 2014, Mr. Arrata has not exercised any of these currently outstanding options and without the exercise of Mr. Arrata’s outstanding options, Mr. Arrata has a 0.48% ownership of our issued and outstanding common stock.

(9) Mr. David Roff has served our Company as director since April 3, 2006. Mr. Roff beneficially owns 1,112,441 shares of our common stock of which (i) 762,441 shares are held directly; and (ii) Mr. Roff presently holds directly exercisable options to acquire an additional 350,000 shares of our common stock. Assuming the issuance of 350,000 shares of our common stock, pursuant to the exercise of Mr. Roff’s presently exercisable options, Mr. Roff would beneficially own 0.48% of our Company’s outstanding common stock. As October 31, 2014, Mr. Roff has not exercised any of these currently outstanding options and without the exercise of Mr. Roff’s outstanding options, Mr. Roff has a 0.33% ownership of our issued and outstanding common stock.

(10) Mr. Pascal Nodé-Langlois has served our Company as director since December 4, 2013. Mr. Nodé-Langlois beneficially owns 400,000 shares of our common stock of which (i) 400,000 shares are held indirectly through Voltaire Group SA, a company 100% owned by Mr. Nodé-Langlois; and (ii) Mr. Nodé-Langlois presently holds indirectly through Voltaire Group SA, exercisable options to acquire an additional 350,000 shares of our common stock. Assuming the issuance of 350,000 shares of our common stock, pursuant to the exercise of Mr. Nodé-Langlois’ presently exercisable options, Mr. Nodé-Langlois would beneficially own 0.33% of our Company’s outstanding common stock. As October 31, 2014, Mr. Nodé-Langlois has not exercised any of these currently outstanding options and without the exercise of Mr. Nodé-Langlois’ outstanding options, Mr. Nodé-Langlois has a 0.17% ownership of our issued and outstanding common stock.

Changes in Control

Except as described below, Deep Well is not aware of any arrangement that may result in a change in control of Deep Well or its subsidiary companies.

As of October 31, 2014, and based solely on Mr. Malik Youyou’s filed Form 4s and most recent Schedule 13D, Mr. Youyou, a director of our Company, beneficially owns 184,800,964 common shares of Deep Well, representing 61.37% of Deep Well’s outstanding shares of common stock (assuming the exercise of all outstanding warrants and options held by Mr. Youyou).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Effective November 23, 2012, pursuant to a subscription agreement, our Company completed a private placement with Mr. Malik Youyou of an aggregate of 42,857,142 units at a price of $0.07 per unit, for total gross proceeds of $3,000,000. Each unit is comprised of one share of common stock and one common share purchase warrant. Each warrant entitles the holder to purchase one share of common stock at a price of $0.105 for a period of three years from the date of closing, provided that if the closing price of the common shares of our Company on the principal market on which our common shares trade is equal to or exceeds $1.00 for thirty consecutive trading days, the warrant term will automatically accelerate to the date that is thirty calendar days following the date that written notice has been given to the warrant holder. No commission or finder’s fees were payable in connection with this private placement. The units were issued pursuant to Regulation S. The warrants will expire on November 23, 2015 unless the warrant term is automatically accelerated.

In our Company’s third fiscal quarter of 2013, our Company received a loan for $260,000 as a note payable from Mr. Malik Youyou, a director and majority shareholder of the Company. In November 2013, this note payable was paid in full to Mr. Youyou.

We paid Concorde Consulting, a company 100% owned by Mr. Curtis James Sparrow, $198,703 for consulting services provided to our Company for professional fees provided to our Company as Chief Financial Officer, Corporate Secretary and Treasurer, during the fiscal year ended September 30, 2014. Mr. Sparrow is also a director of our Company.

On June 27, 2014, our Company, through Northern, entered into and subsequently closed an Acquisition of Royalty Interest Agreement (the “Acquisition Agreement”), with Mr. Malik Youyou, a director and majority shareholder of the Company, whereby we acquired and cancelled 2.5% of the disputed Purported 6.5% Royalty on certain lands owned us. Although we continue todeny the validity of the Purported 6.5% Royalty, the Company determined that it was in the best interests of our shareholders to come to an arrangement to acquire and cancel most of the Purported 6.5% Royalty to prevent a potential encumbrance over our land or the possibility of future litigation resulting from these alleged royalty claims. Pursuant to the terms and conditions of the Acquisition Agreement to acquire the purported overriding royalty interest claim, we paid US$1,007,000 to Mr. Malik Youyou, for the purchase and transfer of an undivided 2.5% interest out of the Purported 6.5% Royalty. The consideration paid was for the reimbursement of the original cost (in US dollars) that Mr. Youyou paid to acquire this 2.5% interest in the Purported 6.5% Royalty from an arm’s length third party.

Mr. Malik Youyou has served our Company as director since August 20, 2008. As of October 31, 2014, 2014, Mr. Youyou beneficially owns 184,800,964 shares of our common stock, of which; (i) 105,175,042 shares are held directly; (ii) 7,847,352 shares are held indirectly by Westline Enterprises Limited, a corporation 100% owned by Mr. Youyou; (iii) Mr. Youyou presently holds directly exercisable warrants to acquire 71,428,570 shares of our common stock; and (iv) Mr. Youyou presently directly holds exercisable options to acquire 350,000 shares of our common stock. Assuming the issuance of 71,778,570 shares of our common stock, pursuant to the exercise of Mr. Youyou’s presently exercisable warrants and options, Mr. Youyou would beneficially own 61.37% of our Company’s outstanding common stock. As October 31, 2014, Mr. Youyou has not exercised any of these currently outstanding warrants or options and without the exercise of Mr. Youyou’s outstanding warrants and options, Mr. Youyou has a 49.28% ownership of our issued and outstanding common stock

Director Independence

See the disclosure under Item 10 “Directors, Executive Officers and Corporate Governance” of this Annual Report.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

In the fiscal year ended September 30, 2014, we estimate that we will have paid Collins Barrow, an independent third party, PCAOB registered, chartered accounting firm fees of Cdn$10,500 relating to the preparation of our Company’s tax returns. In the fiscal year ended September 30, 2013, we paid Collins Barrow, an independent third party, PCAOB registered, chartered accounting firm fees of Cdn$13,531 relating to the preparation of our Company’s tax returns. All of our quarterly financial statements for the fiscal years ended September 30, 2014 and 2013 were reviewed by Sadler Gibb and our September 30, 2014 and 2013 fiscal year ends were also audited by Sadler Gibb In the fiscal year ended September 30, 2013, we paid Collins Barrow, an independent third party, PCAOB registered, chartered accounting firm fees of Cdn$10,500, relating to the preparation of our Company’s tax returns and first quarter financial statements.

The following table is a summary of the fees billed to us by Sadler Gibb for professional services for the fiscal years ended September 30, 2014 and September 30, 2013:

Fee Category	Fiscal 2014 Fees	Fiscal 2013 Fees

Audit Fees	$30,500	$29,500
Audit Related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–
Total Fees	$30,500	$29,500

Audit Fees

Audit fees consist of fees for services provided by Sadler Gibb for the audit of our annual consolidated financial statements included in our this Annual Report for the fiscal years ended September 30, 2014 and 2013. Audit fees also include fees for services provided by Sadler Gibb for the review of our quarterly consolidated financial statements included in our quarterly filings on Form 10-Q for the periods ending December 31, 2013, March 31, 2014 and June 30, 2014. Audit fees also include fees for services provided by Sadler Gibb for the review of our quarterly consolidated financial statements included in our quarterly filings on Form 10-Q for the periods ending December 31, 2012, March 31, 2013 and June 30, 2013.

Audit Committee Pre-Approval Policies and Procedures

Our recently appointed audit committee is responsible for appointing, setting the compensation and overseeing the work of the independent auditor. Our audit committee pre-approves all audit and non-audit services provided by our independent auditor.

Because our Board only recently appointed an audit committee and adopted an audit committee charter, our Board as a whole pre-approved all audit and non-audit services provided by Sadler Gibb for the fiscal year ended September 30, 2104. Further our Board considered the nature and amount of the fees billed by Sadler Gibb, and believes that the provision of the services for activities unrelated to the audit of our September 30, 2014 financial statements is compatible with maintaining the independence of Sadler Gibb.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements filed with this Annual Report

The following listed financial statements and report of independent registered public accounting firm are filed as part of this Annual Report (see disclosure under Item 8 “Financial Statements and Supplementary Data” of this Annual Report for further information)

1.	Consolidated Balance Sheets for September 30, 2014 and 2013.
2.	Consolidated Statements of Operations for the years ended September 30, 2014 and 2013.
3.	Consolidated Statements of Shareholders’ Equity for the period from September 30, 2012 to September 30, 2014.
4.	Consolidated Statements of Cash Flows for the years ended September 30, 2014 and 2013.
5.	Notes to the Consolidated Financial Statements.
6.	Sadler, Gibb & Associates, LLC Report of Independent Registered Public Accounting Firm.

Financial Statement Schedules filed with this Annual Report

None.

Exhibits

The following Exhibits have been or are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit No.	Description
2.1	Liquidating Plan of Reorganization of Allied Devices Corporation, now known as Deep Well Oil & Gas, Inc. (incorporated by reference to Exhibit 2.1 to our Form 10-K/A filed on January 28, 2004).
2.2	Order and Plan of Reorganization of the U.S. Bankruptcy Court in and for the Eastern District of New York, In re: Allied Devices Corporation, Chapter 11, Case No. 03-80962-511, dated September 10, 2003 (incorporated by reference to Exhibit 2.2 to our Form 10-K/A filed on January 28, 2004).
3.1	Restated and Amended Articles of Incorporation filed with and accepted by the Secretary of State of Nevada on October 22, 2003, changing the name to “Deep Well Oil and Gas, Inc.” and otherwise implementing the Plan (incorporated by reference to Exhibit 3.1 to our Form 10-K/A filed on January 28, 2004).
3.2	Amended Articles of Incorporation filed with the State of Nevada on February 27, 2004, reflecting our two (2) shares for one (1) share forward stock split (incorporated by reference to Exhibit 3.1 to our Form 8-K filed on March 5, 2004).
3.3	Amended Articles of Incorporation filed with the State of Nevada on May 5, 2004, reflecting our three (3) shares for one (1) share forward stock split (incorporated by reference to Exhibit 3.2 to our Form 8-K filed on May 7, 2004).
3.4	Registrant’s By-laws, filed with Form 10-KSB on February 23, 2007 (incorporated by reference to Exhibit 3.4 to our Form 10-KSB filed on February 23, 2007).
3.5	Registrant’s Amended and Restated By-laws, filed with Form 8-K on September 3, 2009 (incorporated by reference to Exhibit 3.1 to our Form 8-K filed on September 3, 2009).
3.6	Amended Articles of Incorporation filed with the State of Nevada on May 15, 2013 and effective on May 24, 2013, increasing the aggregate number of shares which the Company has authority to issue from 300,000,000 common shares, with $0.001 par value per share, to 600,000,000 shares of common stock, with $0.001 par value per share (incorporated by reference to Exhibit 3.1 to our Form 8-K filed on May 17, 2013).
4.1	Form of Warrant issued pursuant to a Subscription Agreement dated effective November 23, 2012 by and among our Company with one investor related to one Private Placement offering (incorporated by reference to Exhibit 4.2 to our Form 8-K filed on December 12, 2012).
4.2*	Form of Warrant issued pursuant to a Subscription Agreement dated July 10, 2013 by and among our Company with a consultant of our Company related to an Amending Agreement by and between Northern Alberta Oil Ltd. and Portwest Investments Ltd., dated July 10, 2013 (incorporated by reference to Exhibit 4.2 to our Form 8-K filed on July 16, 2013).
10.1*	Consulting agreement by and between Northern Alberta Oil Ltd. and Portwest Investments Ltd., dated July 1, 2005 (incorporated by reference to Exhibit 10.16 to our Form 10-KSB filed on February 23, 2007).
10.2*	Consulting agreement by and between Northern Alberta Oil Ltd. and Concorde Consulting, dated July 1, 2005 (incorporated by reference to Exhibit 10.17 to our Form 10-KSB filed on February 23, 2007).
10.3*	Deep Well Oil & Gas, Inc. Stock Option Plan, effective November 28, 2005 and amended December 4, 2013.
10.4	Sample Stock Option Agreement issued on March 23, 2011, to six directors (Mr. Said Arrata, Mr. Satya Brata Das, Mr. David Roff, Dr. Horst A. Schmid, Mr. Curtis James Sparrow and Mr. Malik Youyou) of the Company.

Exhibit No.	Description

10.5	Form of Subscription Agreement dated effective November 23, 2012 by and among our Company with one investor (incorporated by reference to Exhibit 4.1 to our Form 8-K filed on December 12, 2012).
10.6	Form of Purchase and Sale Agreement effective December 3, 2012 by and among our Company and 1132559 Alberta Ltd. (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on December 17, 2012).
10.7	Sample Stock Option Agreement issued on June 20, 2013, to six directors (Mr. Said Arrata, Mr. Satya Brata Das, Mr. David Roff, Dr. Horst A. Schmid, Mr. Curtis James Sparrow and Mr. Malik Youyou) of the Company.
10.8*	Stock Option Agreement issued on June 20, 2013, to Concorde Consulting.
10.9*	Stock Option Agreement issued on June 20, 2013, to Portwest Investments Ltd.
10.10	Sample Stock Option Agreement issued on June 20, 2013, to one employee of the Company.
10.11*	Form of Subscription Agreement dated July 10, 2013 by and among our Company with a consultant of our Company, related to an Amending Agreement by and between Northern Alberta Oil Ltd. and Portwest Investments Ltd., dated July 10, 2013 (incorporated by reference to Exhibit 4.1 to our Form 8-K filed on July 16, 2013).
10.12*	Amended Consulting Agreement by and between Northern Alberta Oil Ltd. and Portwest Investments Ltd., dated July 10, 2013 (incorporated by reference to Exhibit 10.3 to our Form 8-K filed on July 16, 2013).
10.13	Form of Subscription Agreement dated effective July 31, 2013 by and among our Company with one investor (incorporated by reference to Exhibit 4.1 to our Form 8-K filed on August 5, 2013 and Exhibit 4.1 to our Form 8-K/A filed on October 15, 2013).
10.14	Farmout Agreement between the Company and Farmee dated July 31, 2013 (incorporated by reference to Exhibit 10.1 to our Form 8-K/A filed on October 15, 2013).
10.15	SAGD Demonstration Project Agreement dated July 30, 2013 between the Company and its joint venture partner (incorporated by reference to Exhibit 4.1 to our Form 8-K filed on August 21, 2013).
10.16	Stock Option Agreement issued on October 28, 2013, to a contractor of the Company.
10.17	Stock Option Agreement issued on December 4, 2013, to a director (Mr. Pascal Node-Langlois) of the Company.
10.18	Acquisition of Royalty Interest Agreement dated March 18, 2014 between Northern Alberta Oil Ltd. and JV Partner (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on July 3, 2014).
10.19	General Indenture of Conveyance, Assignment and Transfer Agreement dated March 18, 2014 between Northern Alberta Oil Ltd. and JV Partner (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on July 3, 2014).
10.20	Acquisition of Royalty Interest Agreement dated June 16, 2014 between Northern Alberta Oil Ltd. and Mr. Malik Youyou (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on July 3, 2014).
10.21	General Indenture of Conveyance, Assignment and Transfer Agreement dated June16, 2014 between Northern Alberta Oil Ltd. and Mr. Malik Youyou (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on July 3, 2014).
10.22	Sample Stock Option Agreement issued on September 19, 2014, to seven directors (Mr. Said Arrata, Mr. Satya Brata Das, Mr. Pascal Node-Langlois, Mr. David Roff, Dr. Horst A. Schmid, Mr. Curtis James Sparrow and Mr. Malik Youyou) of the Company.
10.23*	Sample Stock Option Agreement issued on September 19, 2014, to Concorde Consulting.
10.24*	Sample Stock Option Agreement issued on September 19, 2014, to Portwest Investments Ltd.
10.25	Sample Stock Option Agreement issued on September 19, 2014, to one employee of the Company.
10.26	Sample Indemnity Agreement with all directors of the Company (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on September 25, 2014).
10.27	Stock Option Agreement issued on November 17, 2014, to a director (Mr. Colin Outtrim) of the Company.
10.28	Farmout Amending Agreement dated November 17, 2014 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on November 21, 2014).
14.1	Code of Business Conduct and Ethics.
16.1	Changes in registrant’s certifying accountant, Letter of Madsen & Associates, CPA’s Inc. dated November 16, 2012 (incorporated by reference to Exhibit 16.1 to our Form 8-K filed on December 17, 2012).
21.1	Subsidiaries of Registrant.
23.1	Consent of DeGolyer and MacNaughton Canada Limited, independent petroleum engineers.
31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a.
32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
99.1	Insider Trading Policy.
99.2	Audit Committee Whistle-Blower Policy.
99.3	Audit Committee Charter.
99.4	Compensation Committee Charter.
99.5	Corporate Governance and Nominating Committee Charter.
99.6	Reserves and Resources Committee Charter.
101	Interactive Data Files

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEEP WELL OIL & GAS, INC.

By	/s/ Horst A. Schmid
Dr. Horst A. Schmid
Chairman of the Board

Date	January 13, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Horst A. Schmid
Dr. Horst A. Schmid
Chief Executive Officer and President
(Principal Executive Officer)

Date	January 13, 2015

By	/s/ Curtis James Sparrow
Mr. Curtis James Sparrow
Chief Financial Officer
(Principal Financial Officer)

Date	January 13, 2015