Form 10-Q
period 2015-03-31
DEEP WELL OIL & GAS INC
filed 2015-05-15
CIK 869495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares of common stock outstanding as of May 15, 2015 was 229,374,605.

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)

Condensed Consolidated Balance Sheets

March 31, 2015 and September 30, 2014

	March 31,	September 30,
	2015	2014
	(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$2,107,058	$2,324,755
Accounts receivable net of allowance of $Nil (September 30, 2014 - $Nil)	172,966	1,050,099
Prepaid expenses	58,014	43,875

Total Current Assets	2,338,038	3,418,729

Long term investments	363,292	409,618
Oil and gas properties, net, based on successful efforts method of accounting	19,615,156	19,604,050
Property and equipment, net	231,516	259,198

TOTAL ASSETS	$22,548,002	$23,691,595

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$169,545	$714,198
Accounts payable and accrued liabilities– related parties	474	16,977

Total Current Liabilities	170,019	731,175

Asset retirement obligations (Note 10)	421,645	469,013

TOTAL LIABILITIES	591,664	1,200,188

SHAREHOLDERS’ EQUITY
Common Stock: (Note 11)
Authorized: 600,000,000 shares at $0.001 par value
Issued and outstanding: 229,374,605 shares
(September 30, 2014 – 229,326,987 shares)	229,374	229,326
Additional paid in capital	41,635,437	41,040,447
Accumulated Deficit	(19,908,473)	(18,778,366)

Total Shareholders’ Equity	21,956,338	22,491,407

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$22,548,002	$23,691,595

See accompanying notes to the condensed consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)

(Unaudited)

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

For the Three and Six Months Ended March 31, 2015 and 2014

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014

Revenue	$83,401	$–	$229,801	$–
Royalty expenses	(3,405)	–	(12,385)	–
Revenue, net of royalty	79,996	–	217,416	–

Expenses
Operating expenses	348,009	–	1,114,522	–
Operating expenses covered by Farmout (Note 3)	(268,013)	–	(897,106)	–
General and administrative	528,319	360,944	1,097,187	807,214
Depreciation, accretion and depletion	21,618	24,011	42,820	48,525

Net loss from operations	(549,937)	(384,955)	(1,140,007)	(855,739)

Other income and expenses
Rental and other income	3,421	3,363	7,203	11,466
Interest income	1,150	4,867	2,697	6,918

Net loss and comprehensive loss	$(545,366)	$(376,725)	$(1,130,107)	$(837,355)

Net loss per common share
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Outstanding Shares (in thousands)
Basic and Diluted	229,374	229,326	229,374	229,326

See accompanying notes to the condensed consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)

(Unaudited)

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended March 31, 2015 and 2014

	March 31,	March 31,
	2015	2014

Operating Activities
Net loss	$(1,130,107)	$(837,355)
Items not affecting cash:
Share based compensation	590,036	198,700
Depreciation, accretion and depletion	42,820	48,525
Bad debts	–	430
Net changes in non-cash working capital (Note 13)	301,838	(297,993)

Net Cash Used in Operating Activities	(195,413)	(887,693)

Investing Activities
Purchase of property and equipment	–	(406)
Investment in oil and gas properties	(29,088)	(2,625,693)
Long term investments	1,802	1,591

Net Cash Used in Investing Activities	(27,286)	(2,624,508)

Financing Activities
Payments on loan payable – related parties	–	(189,500)
Proceeds from issuance of common stock	5,002	–

Net Cash Provided by (Used in) Financing Activities	5,002	(189,500)

Decrease in cash and cash equivalents	(217,697)	(3,701,701)

Cash and cash equivalents, beginning of period	2,324,755	7,633,009

Cash and cash equivalents, end of period	$2,107,058	$3,931,308

Supplemental Cash Flow Information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

See accompanying notes to the condensed consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)

(Unaudited)

Notes to the Condensed Consolidated Financial Statements

March 31, 2015

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

Allowance for Doubtful Accounts

The Company determines allowances for doubtful accounts based on aging of specific accounts. Accounts receivable are stated at the historical carrying amounts net of allowances for doubtful accounts and include only the amounts the Company deems to be collectable. The allowance for bad debts was $nil and $nil at March 31, 2015 and September 30, 2014, respectively.

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

Under the successful efforts method of accounting, the Company capitalizes exploratory drilling, equipping and facility costs on the balance sheet pending determination of whether the project has found proved reserves in economically producible quantities. The Company capitalizes costs associated with the acquisition or construction of support equipment and facilities with the drilling and development costs to which they relate. If proved reserves are assigned to a project, the associated capitalized costs become part of well equipment and facilities. However, if proved reserves are not found in a project, the capitalized costs associated with the project are expensed, net of any salvage value. Total capitalized costs pending the determination of proved reserves were $19.6 million and $19.6 million at March 31, 2015 and September 30, 2014, respectively.

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

Non Oil and Gas Assets - The Company reviews for the impairment of long-lived assets annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment is measured as the amount by which the assets’ carrying value exceeds its fair value. No impairments to the Company’s long-lived assets were identified or recorded in the six months ended March 31, 2015 or in the fiscal year ended September 30, 2014.

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

Revisions in estimated liabilities can result from revisions of estimated inflation rates, escalating retirement costs, and changes in the estimated timing of settling asset retirement obligations. As at March 31, 2015 and September 30, 2014, asset retirement obligations amount to $421,645 and $469,013, respectively. The Company has posted bonds, where required, with the Government of Alberta based on the amount the government estimates the cost of abandonment and reclamation to be.

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

The Company is not directly subject to credit risk resulting from the concentration of its crude oil sales. For the period ending March 31, 2015 and for the year ended September 30, 2014, the Company has recorded oil sales received from the operator of the Company’s producing properties. The Company’s joint venture partner is the operator of the Company’s producing properties and it is the Company’s joint venture partner who sells 100% of the Company’s oil production to one or more purchasers in the oil and gas industry. The Company does not require collateral and management periodically evaluates the operator’s financial statements and the collectability of oil sales receivables from the operator and believes that the Company’s oil sales receivables are fully collectable and that the risk of loss is minimal.

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

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights, unless the exercise becomes antidilutive and then the basic and diluted per share amounts are the same. There were 1,293,684 common stock equivalents excluded from the calculation because their effect would be antidilutive.

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

The Company’s oil sands acreage as of March 31, 2015, covers 43,015 gross acres (34,096 net acres) on 68 sections of land under nine oil sands leases. Until the Company extends the leases “into perpetuity” based on the Alberta governmental regulations, the lease expiration dates of the Company’s nine oil sands leases are as follows:

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

Lease Rental Commitments

The Company has acquired interests in certain oil sands properties located in North Central Alberta, Canada. The terms include certain commitments related to oil sands properties that require the payments of rents as long as the leases are non-producing. As of March 31, 2015, the Company’s net payments due under this commitment are as follows:

(Cdn $)
2015	$24,147
2016	$48,294
2017	$48,294
2018	$48,294
2019	$29,478
Subsequent	$22,400

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

The Company plans to meet the second of these conditions. As at March 31, 2015 and September 30, 2014, the Company has an interest in ten wells, which can be counted towards these requirements.

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

This consists of comparing the carrying value of the asset with the asset’s expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions. Proven oil properties are reviewed for impairment on a field-by-field basis. No impairment losses were recognized for the period ended March 31, 2015 (September 30, 2014 - $nil).

Capitalized costs of proven oil properties will be depleted using the unit-of-production method when the property is placed in production.

Substantially all of the Company’s oil activities are conducted jointly with others. The accounts reflect only the Company’s proportionate interest in such activities.

Farmout Agreement

On July 31, 2013, the Company entered into a Farmout agreement (the “Farmout Agreement”) with an additional joint venture partner (the “Farmee”) to fund the Company’s share of the AER approved SAGD Project at the Company’s Sawn Lake heavy oil reservoir in North Central Alberta, Canada. In accordance with the Farmout Agreement the Farmee has agreed to provide up to $40,000,000 in funding for the Company’s portion of the costs for the SAGD Project, in return for a net 25% working interest in 12 sections where the Company had a working interest of 50% (before the execution of the Farmout Agreement). The Farmee will also provide funding to cover monthly operating expenses of the Company, of which the first such monthly payment began in respect of the month of August 2013 and shall not to exceed $30,000 per month. In addition, until December 31, 2015, as amended on November 17, 2014, the Farmee has the option to elect to obtain a working interest of 45% to 50% working interest in the remaining 56 sections of land where the Company has working interests ranging from 90% to 100%, by committing an additional $110,000,000 of financing to the development of the Company’s Sawn Lake oil sands properties. As of March 31, 2015, the Farmee has not exercised this option.

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

For the period ended March 31, 2015, the Company’s management determined that sufficient progress has been made in assessing its oil sands reserves for continued capitalization of exploratory drilling, equipping and facility costs. In relation to this sufficient progress assessment of its oil sands project the Company considered among other criteria; long lead times in getting regulatory approval for oil sands thermal recovery projects, road bans, winter access only properties and governmental and environmental regulations which can and often delay development of oil sands projects. Because of these and other factors, the Company’s oil sands project can take significantly longer to complete than regular conventional drilling programs for lighter oil. To date the Company’s geological, engineering, economic studies, and AER approved thermal recovery projects; including the Company’s now producing SAGD Project, continue to lead them to believe that there is continuing progress toward bringing the project to commercial production. Therefore, the Company has continued to capitalize its costs associated with its oil sands project.

For the Company’s oil sands projects, exploratory drilling, equipping and facility costs are capitalized on the balance sheet under “Oil and Gas Properties” line item, pending a determination of whether potentially economic oil sands reserves have been discovered by the drilling effort to justify oil sands project as a producing well. The Company periodically assesses the exploration drilling, equipping and facility capitalized costs for impairment and once a determination is made that a well is of no potential economic value, the costs related to that oil sands project are expensed as dry hole and reported in exploration expense. No impairments to the Company’s long-lived assets were identified or recorded in the six months ended March 31, 2015 or in the fiscal year ended September 30, 2014.

The following table illustrates capitalized costs relating to oil producing activities as of March 31, 2015 and September 30, 2014:

	March 31, 2015	September 30, 2014

Unproved Oil and Gas Properties	$19,669,280	$19,651,296
Proved Oil and Gas Properties	4,568	4,568
Accumulated Depreciation and Depletion	(58,692)	(51,814)

Net Capitalized Cost	$19,615,156	$19,604,050

5.	EXPLORATION ACTIVITIES

The following table presents information regarding the Company’s costs incurred in the oil property acquisition, exploration and development activities for the six months ended March 31, 2015 and 2014:

	March 31, 2015	March 31, 2014
Acquisition of Properties:
Proved	$–	$–
Unproved	17,984	2,614,881
Exploration costs	13,422	6,358
Development costs	–	–

6.	INVESTMENT IN EQUITY SECURITIES

On February 25, 2005, the Company acquired an interest in Signet Energy Inc. (“Signet” formerly Surge Global Energy, Inc.) as a result of a Farmout Agreement dated February 25, 2005. Signet amalgamated with Andora Energy Corporation (“Andora”) in 2007.

As of November 19, 2008, the Company converted its Signet shares into 2,241,558 shares of Andora, which represents an equity interest in Andora of approximately 2.24% as of December 31, 2014, which is Andora’s fiscal year end. These shares are carried at a nominal value using the cost method and their value is included under oil and gas properties on the Company’s balance sheet.

7.	PROPERTY AND EQUIPMENT

	March 31, 2015
		Accumulated	Net Book
	Cost	Depreciation	Value
Computer equipment	$32,197	$31,612	$585
Office furniture and equipment	34,130	27,605	6,525
Software	5,826	5,826	–
Leasehold improvements	4,936	4,936	–
Portable work camp	170,580	149,943	20,637
Vehicles	38,077	33,453	4,624
Oilfield equipment	249,046	146,432	102,614
Road mats	364,614	320,339	44,275
Wellhead	3,254	2,203	1,051
Tanks	96,085	44,880	51,205
	$998,745	$767,229	$231,516

	September 30, 2014
		Accumulated	Net Book
	Cost	Depreciation	Value
Computer equipment	$32,198	$31,264	$934
Office furniture and equipment	34,130	26,880	7,250
Software	5,826	5,826	–
Leasehold improvements	4,936	4,936	–
Portable work camp	170,580	146,211	24,369
Vehicles	38,077	32,637	5,440
Oilfield equipment	249,045	135,030	114,015
Road mats	364,614	312,525	52,089
Wellhead	3,254	2,053	1,201
Tanks	96,085	42,185	53,900
	$998,745	$739,547	$259,198

There was $27,682 of depreciation expense for the period ended March 31, 2015 (March 31, 2014 - $36,045 and September 30, 2014 - $72,956).

8.	LONG TERM INVESTMENTS

Long term investments consist of cash held in trust by the AER which bears interest at a rate of prime minus 0.375% and has no stated date of maturity. These investments are required by the AER to ensure there are sufficient future cash flows to meet the expected future asset retirement obligations and are restricted for this purpose.

9.	SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Accounts payable – related parties was $475 as of March 31, 2015 (September 30, 2014 - $16,977) for expenses to be reimbursed to directors. This amount is unsecured, non-interest bearing, and has no fixed terms of repayment.

As of March 31, 2015, officers, directors, their families, and their controlled entities have acquired 53.54% of the Company’s outstanding common capital stock. This percentage does not include unexercised warrants or stock options.

The Company incurred expenses $76,005 to one related party, Concorde Consulting, for professional fees and consulting services provided to the Company during the period ended March 31, 2015 (March 31, 2014 - $83,745). These amounts were fully paid as of March 31, 2015.

10.	ASSET RETIREMENT OBLIGATIONS

The total future asset retirement obligation is estimated by management based on the Company’s net working interests in all wells and facilities, estimated costs to reclaim and abandon wells and facilities and the estimated timing of the costs to be incurred in future periods. At March 31, 2015, the Company estimates the undiscounted cash flows related to asset retirement obligation to total approximately $608,438 (September 30, 2014 - $ 689,445). The fair value of the liability at March 31, 2015 is estimated to be $421,645 (September 30, 2014 - $ 469,013) using a risk free rate of 3.74% and an inflation rate of 2%. The actual costs to settle the obligation are expected to occur in approximately 35 years.

Changes to the asset retirement obligation were as follows:

	March 31, 2015	September 30, 2014
Balance, beginning of period	$469,013	$446,155
Liabilities incurred	–	73,395
Effect of foreign exchange	(55,628)	(64,079)
Disposal	–	(4,045)
Accretion expense	8,260	17,587
Balance, end of period	$421,645	$469,013

11.	COMMON STOCK

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

The following table summarizes the Company’s warrants outstanding as of March 31, 2015:

	Shares Underlying Warrants Outstanding			Shares Underlying Warrants Exercisable
Range of Exercise Price	Shares Underlying Warrants Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Warrants Exercisable	Weighted Average Exercise Price

$0.105 at March 31, 2015	71,857,141	0.65	0.105	71,857,141	0.105
$0.075 at March 31, 2015	520,000	1.22	0.075	520,000	0.075
	72,377,141	0.65	0.105	72,377,141	0.105

The following is a summary of warrant activity for the period ended March 31, 2015:

	Number of Warrants	Weighted Average Exercise Price	Intrinsic Value

Balance, September 30, 2014	72,424,759	$0.105	$0.215
Cancelled	–	–	–
Granted	–	–	–
Exercised	47,618	0.105	–
Balance, March 31, 2015	72,377,141	$0.105	$–
Outstanding Warrants, March 31, 2015	72,377,141	$0.105	$–

There were 72,377,141 warrants outstanding as of March 31, 2015 (September 30, 2014 – 72,424,759), which have a historical fair market value of $1,738,336 (September 30, 2013 - $1,743,336).

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

Prior to October 1, 2013, the Company had a total of 4,350,000 options outstanding, that were previously granted to directors, consultants and an employee of the Company on March 23, 2011 and June 20, 2013, to purchase up to 3,450,000 and 900,000 shares, respectively, each of common stock at exercise prices ranging from $0.14 to $0.05, respectively, of which a total of 950,000 options granted on June 20, 2013 remain unvested.

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

For the period ended March 31, 2015, the Company recorded share based compensation expense related to stock options in the amount of $590,036 (March 31, 2014 – $198,700) on the stock options that were previously granted. As of March 31, 2015, there was remaining unrecognized compensation cost of $766,793 related to the non-vested portion of these unit option awards. Compensation expense is based upon straight-line depreciation of the grant-date fair value over the vesting period of the underlying unit option.

	Shares Underlying Options Outstanding			Shares Underlying Options Exercisable
Range of Exercise Prices	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price

$0.14 at March 31, 2015	900,000	0.98	$0.14	900,000	$0.14
$0.05 at March 31, 2015	3,450,000	3.22	0.05	2,500,000	0.05
$0.30 at March 31, 2015	250,000	3.58	0.30	250,000	0.30
$0.34 at March 31, 2015	450,000	3.68	0.34	300,000	0.34
$0.38 at March 31, 2015	6,780,000	4.47	0.38	2,660,000	0.38
$0.23 at March 31, 2015	600,000	4.64	0.23	200,000	0.23
	12,430,000	3.84	$0.26	6,810,000	$0.22

The aggregate intrinsic value of exercisable options as of March 31, 2015, was $Nil (September 30, 2014 - $0.11).

The following is a summary of stock option activity as at March 31, 2015:

	Number of Underlying Shares	Weighted Average Exercise Price	Weighted Average Fair Market Value

Balance, September 30, 2014	11,830,000	$0.26	$0.21

Balance, March 31, 2015	12,430,000	$0.26	$0.21

Exercisable, March 31, 2015	6,810,000	$0.22	$0.18

A summary of the options granted at March 31, 2015 and September 30, 2014 and changes during the periods then ended is presented below:

	March 31, 2015		September 30, 2014
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding balance at beginning of period	11,830,000	$0.26	900,000	$0.14
			3,450,000	0.05
Granted- October 28, 2013			250,000	0.30
Granted- December 4, 2013			450,000	0.34
Granted- September 19, 2014			6,780,000	0.38
Granted- November 17, 2014	600,000	0.38
Vested- November 17, 2014	200,000	0.38
Vested- December 4, 2014	150,000	0.34

Outstanding at end of period	12,430,000	$0.26	11,830,000	$0.26
Exercisable	6,810,000	0.22	6,460,000	0.21

There were 5,620,000 unvested stock options outstanding as of March 31, 2015 (September 30, 2014 – 5,370,000).

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

13.	CHANGES IN NON-CASH WORKING CAPITAL

	Six Months Ended	Six Months Ended
	March 31, 2015	March 31, 2014

Accounts receivable	$877,133	(102,363)
Prepaid expenses	(14,139)	3,877
Accounts payable	(561,156)	(199,507)

	$301,838	(297,993)

14.	COMMITMENTS

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

In the March 31, 2015 quarter end period, no fees were owed or paid to Portwest. As of September 30, 2013, the Company had settled all outstanding amounts owed to Portwest.

2)	Concorde Consulting, a company owned 100% by Mr. Curtis J. Sparrow, for providing services as Chief Financial Officer to the Company for Cdn $15,000 per month. As of March 31, 2015, the Company did not owe Concorde Consulting any of this amount.

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

Results of Operations from Oil and Gas Producing Activities

The following table sets forth the results of the Company’s operations from oil (in the form of bitumen) producing activities from the Company’s Sawn Lake oil sands properties located in Alberta, Canada, for the period ending March 31, 2015 and for the year ended September 30, 2014:

	March 31, 2015	September 30, 2014
Oil sales after royalties	$217,416	$47,116

Production (Operating) expenses	(217,416)	(47,115)
Exploration expenses	(13,422)	(47,182)
Depreciation, accretion and depletion	(41,746)	(97,646)
	(55,168)	(144,827)

Income tax expenses	–	–
Results of operations from producing activities	$(55,168)	$(144,827)

For the periods ending March 31, 2015 and March 31, 2014, the Company booked oil revenue in the amount of $217,416 and $Nil, respectively, after deduction of royalties. For the periods ending March 31, 2015 and March 31, 2014, the volumes of oil delivered were booked to be 9,536 and nil barrels, respectively, net to the Company, before royalties, with an average oil sales price of $24.06 per barrel (Cdn$28.49 per barrel) for the period ending March 31, 2015. Operating expenses are zero since at this time they were paid for under the Farmout Agreement. Transportation costs are included in these operating costs. The total share of the material costs and operating expenses of the Company’s joint SAGD Project, has been funded in accordance with the Farmout Agreement, at a net cost to the Company of $Nil. As required by the Farmout Agreement, the Farmee has since paid Cdn $21,466,744 to the operator of the SAGD Project for the Farmee’s share and the Company’s share of the capital costs and start-up operating expenses of the SAGD Project up to March 31, 2015. These costs include the capital costs of the drilling of the SAGD well pair; the purchase and transportation of equipment; installation and construction of the steam plant facility; testing and commissioning; the purchase of the water source and disposal wells and expenditures to connect these water wells with pipelines to the steam plant facility along with a fuel source tie-in pipeline; emulsion treatment package; Phase 2 front end costs; and the start-up operating expenses associated with the steaming and production of the SAGD well pair up to March 31, 2015.

Steam Assisted Gravity Drainage Demonstration Project

On July 30, 2013, the Company entered into a Steam Assisted Gravity Drainage Demonstration project (“SAGD Project”) to jointly participate in an Alberta Energy Regulator (“AER”) approved SAGD Project on one section of land where the Company now has a 25% working interest (after the execution of the Farmout Agreement as defined below). The SAGD Project is located on section 30-91-12W5 of the Company’s Peace River oil sands properties located in North Central Alberta, Canada (also known as the Sawn Lake heavy oil reservoir). On August 15, 2013, and in accordance with the SAGD Project Agreement and the Amendment, the Company served notice (“Notice of Election”) to of the operator of the Company’s election to participate in the SAGD Project. Upon signing the Notice of Election the Company was required to pay in full the cash calls for the Company’s initial share of the capital costs of the SAGD Project and in accordance with a Farmout Agreement dated July 31, 2013 the Company has since paid all cash calls in full to the operator of the SAGD Project.

SAGD Project Phase 1 - The SAGD Project started with the first phase (“Phase 1”) consisting of the drilling and completion of one SAGD well pair, the construction of a facility for steam generation, water handling and oil treating, plus water source and disposal facilities, and pipelines to connect the source wells and fuel tie-in to the SAGD facility. This first phase included start-up steam operations of the SAGD facility with production commencing on September 16, 2014. The estimated capital costs to complete the SAGD Project steam plant facility with one SAGD well pair has been estimated by the operator to be Cdn $32.8 million on a 100% working interest basis, of which the Company’s share is covered under the Farmout Agreement (this estimate does not include start-up operating expenses to produce bitumen from the first SAGD well pair).

SAGD Project Phase 2 - The Phase 2 front end work includes preliminary engineering design, regulatory approval, environmental approval work and determining regulatory requirements sufficient to define the work program, schedule and estimated cost of this second phase which is anticipated to include the drilling of two additional SAGD well pairs and the associated expansion of the current SAGD steam plant.

Capitalized Costs Relating Specifically to the SAGD Project

The Company entered into a Farmout Agreement dated July 31, 2013, whereby the Company’s operating costs of the SAGD Project are paid in full by the Farmee in accordance with the Farmout Agreement; therefore the Company has not capitalized any of the capital costs and operating expenses paid by the Farmee to the operator of the SAGD Project. See Note 4 herein “Capitalization of Costs Incurred in Oil and Gas Activities”.

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

Our consolidated financial statements and the supplemental information thereto are reported in United States dollars and are prepared based upon United States generally accepted accounting principles (“US GAAP”). References in this quarterly report on Form 10-Q to “$” are to United States dollars and references to “Cdn$” are to Canadian dollars. On May 14, 2015, the noon rate of exchange for Canadian dollars expressed in US$ was Cdn$1.00 = US$0.8339 as reported by the Bank of Canada. The following table sets forth the rates of exchange for the Cdn$, expressed in US dollars, in effect at the end of the following period and the average noon rate of exchange during such period, based on the noon rates of exchange for such periods as reported by the Bank of Canada.

Period Ending March 31	2015	2014
Rate at end of the period	0.7885	0.9047
Average rate for the three month period	0.8057	0.9064

General Overview

Deep Well Oil & Gas, Inc., along with its subsidiaries through which it conducts business, is an emerging independent junior oil and gas exploration and development company headquartered in Edmonton, Alberta, Canada. Our immediate corporate focus is to develop the existing land base that we presently control in the Peace River oil sands area in Alberta, Canada. Our principal office is located at suite 700, 10150 - 100 Street, Edmonton, Alberta, Canada T5J 0P6, our telephone number is (780) 409-8144, and our fax number is (780) 409-8146. Deep Well Oil & Gas, Inc. is a Nevada corporation and trades on the OTCQB marketplace under the symbol DWOG. The OTCQB marketplace requires companies to be fully compliant in their filing requirements under the Exchange Act and must meet eligibility standards to trade on OTCQB, which include but are not limited to the submission of an annual verification and management certification confirming that the listed company is current in its reporting requirements. We maintain a website at www.deepwelloil.com. The contents of our website are not part of the quarterly report on Form 10-Q.

Results of Operations

Since the inception of our current business plan, our operations have consisted of various exploration and start-up activities relating to our properties, including the acquisition of lease holdings, raising capital, locating joint venture partners, acquiring and analyzing seismic data, complying with environmental regulations, providing project management, drilling, testing and analyzing of wells to define our oil sands reservoir, and development planning of our Alberta Energy Regulatory (“AER”) approved thermal recovery projects, including the startup of a Steam Assisted Gravity Drainage Demonstration project (“SAGD Project”), where we have a 25% working interest, which began producing on September 16, 2014. The following table sets forth certain financial information:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014

Revenue	$83,401	$–	$229,801	$–
Royalty expenses	(3,405)	–	(12,385)	–
Revenue, net of royalty	79,996	–	217,416	–

Expenses
Operating expenses	348,009	–	1,114,522	–
Operating expenses covered by Farmout (Note 3)	(268,013)	–	(897,106)	–
General and administrative	528,319	360,944	1,097,187	807,214
Depreciation, accretion and depletion	21,618	24,011	42,820	48,525

Net loss from operations	(549,937)	(384,955)	(1,140,007)	(855,739)

Other income and expenses
Rental and other income	3,421	3,363	7,203	11,466
Interest income	1,150	4,867	2,697	6,918

Net loss and comprehensive loss	$(545,366)	$(376,725)	$(1,130,107)	$(837,355)

First production of oil in the form of bitumen began on September 16, 2014. For the three month period ending March 31, 2015, we booked oil revenue in the amount of $83,401 before deduction of royalties. For the three month period ending March 31, 2015, the volumes of oil delivered were booked to be 5,922 barrels net to our company, before royalties, with an average oil sales price of $16.51 per barrel (Cdn$20.44 per barrel). For the six month period ending March 31, 2015, we booked oil revenue in the amount of $229,801 before deduction of royalties. For the six month period ending March 31, 2015, the volumes of oil delivered were booked to be 9,536 barrels net to our Company, before royalties, with an average oil sales price of $24.06 per barrel (Cdn$28.49 per barrel). The realized sales price of our oil is discounted for diluent, trucking, pipeline and additional treating costs from the West Texas Intermediate (“WTI”) benchmark price. While oil prices have remained low, the Canadian dollar has weakened and offset some of the impact. In addition, our fuel gas costs to operate our SAGD Project steam facility plant have declined similarly to the decline in the WTI benchmark price. Our net operating margin after operating expenses is zero since at this time any negative operating margins are paid for under the farmout agreement we entered into on July 31, 2013 (the “Farmout Agreement”) to fund our share of the SAGD Project. Transportation costs are included in these operating costs. Therefore, the total share of the material costs and operating expenses of our Company’s joint SAGD Project, has been funded in accordance with the Farmout Agreement, at a net cost to our Company of $Nil. As required by the Farmout Agreement, the Farmee (as defined below) has since paid Cdn$21.5 million to the operator of the SAGD Project for the Farmee’s share and our share of the capital costs and start-up operating expenses of the SAGD Project up to March 31, 2015. These costs included the drilling of the SAGD well pair; the purchase and transportation of equipment; installation and construction of the steam plant facility; testing and commissioning; the purchase of the water source and disposal wells and expenditures to connect these water wells with pipelines to the steam plant facility along with a fuel source tie-in pipeline; emulsion treatment package; Phase 2 front end costs; and the start-up operating expenses associated with the steaming and production of the SAGD well pair up to March 31, 2015.

For the three months ended March 31, 2015, our general and administrative expenses increased by $167,375 compared to the three months ended March 31, 2014, which was primarily due to (i) an increase of $230,752 in non-cash share based compensation charged to expense, which was mainly due to vested stock options we granted on September 19, 2014 and November 17, 2014 to our directors and contractors; and (ii) an increase of foreign exchange loss of $29,832. These increases were offset by (i) a decrease in engineering fees for the preparation of an independent reserves evaluation of our Sawn Lake properties; and (ii) a decrease in legal fees. We also received $90,000 during this quarter from one of our joint venture partners in accordance with a Farmout Agreement to offset some of our monthly operational expenses. After adjusting for the non-cash items listed above, our general and administrative expenses were $221,203 for the three months ended March 31, 2015 compared to $314,105 for the three months ended March 31, 2014.

For the six months ended March 31, 2015, our general and administrative expenses increased by $289,973 compared to the six months ended March 31, 2014, which was primarily due to (i) an increase of $391,337 in non-cash share based compensation charged to expense, which was mainly due to vested stock options we granted in 2014 to our directors and contractors as described above. This increase was offset by (i) a decrease in legal fees of $55,082; and (ii) a decrease of professional fees. We also received $180,000 during the last six months from one of our joint venture partners in accordance with the Farmout Agreement, to offset some of our monthly operational expenses. After adjusting for the non-cash items listed above, our general and administrative expenses were $492,017 for the six months ended March 31, 2015 compared to $590,135 for the six months ended March 31, 2014.

For the three months ended March 31, 2015, our depreciation, depletion, and accretion expense decreased by $2,393 compared to the three months ended March 31, 2014, which was primarily due to the depreciating value of our assets. Depreciation expense is computed using the declining balance method over the estimated useful life of the asset. In compliance with our accounting policy, only half of the depreciation is taken in the year of acquisition. No significant asset purchases were made in the quarter ended March 31, 2015.

For the six months ended March 31, 2015, our depreciation and accretion expense decreased by $5,705 compared to the six months ended March 31, 2014, which was primarily due to the depreciating value of our assets. Depreciation expense is computed using the declining balance method over the estimated useful life of the asset. In compliance with our accounting policy, only half of the depreciation is taken in the year of acquisition. No significant depreciable asset purchases were made in the quarter ended March 31, 2015.

For the three months ended March 31, 2015, there were no significant increases or decreases for rental and other income compared to the three months ended March 31, 2014.

For the six months ended March 31, 2015, rental and other income decreased by $4,263 compared to the six months ended March 31, 2014.

For the three months ended March 31, 2015, interest income decreased by $3,717 compared to the three months ended March 31, 2014.

For the six months ended March 31, 2015, interest income decreased by $4,221 compared to the six months ended March 31, 2014.

As a result of the above transactions, we recorded an increase of $168,641 in our net loss and comprehensive loss from operations for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. As discussed above, this increase was primarily due to an increase in non-cash share based compensation expenses and foreign exchange loss.

As a result of the above transactions, we recorded an increase of $292,752 in our net loss and comprehensive loss from operations for the six months ended March 31, 2015 compared to the six months ended March 31, 2014. As discussed above, this increase was primarily due to an increase in non-cash share based compensation expenses.

Operations

As previously disclosed, we entered into the Farmout Agreement with our new joint venture partner (the “Farmee”), to fund our share of the SAGD Project. The SAGD Project is located on our Sawn Lake properties in the Peace River oil sands region of Alberta. In accordance with the Farmout Agreement, the Farmee has agreed to provide up to $40,000,000 for the funding of our portion of the costs for the SAGD Project, in return for a net 25% working interest in 12 sections where we had a working interest of 50% before the execution of the Farmout Agreement. Also, the Farmee is required to provide funding to cover our monthly operating expenses not to exceed $30,000 per month. In addition, as amended on November 17, 2014, the Farmee has the option to elect, prior to December 31, 2015, to obtain additional working interests ranging from 45% to 50% in the remaining 56 sections of land where we have working interests ranging from 90% to 100%, by committing an additional $110,000,000 of financing for the development of our Sawn Lake oil sands properties.

The first oil production from our joint SAGD Project commenced on September 16, 2014 from the first SAGD well pair. The SAGD well pair was drilled to a vertical depth of approximately 650 meters with a horizontal length of 780 meters each. Steam injection began in May 2014 and circulated for up to four months with production commencing in mid-September 2014 from the Bluesky oil sands reservoir. The start of our bitumen sales averaged 221 barrels per day, half way through the 3rd thirty day period since the start-up of production in September of 2014. Production from our joint SAGD Project has since increased significantly. For the month of March 2015, bitumen sales averaged 319 barrels per day, with a Steam Oil Ratio (“SOR”) of 5.4. In the last 16 days of March, production averaged 350 barrels per day with an SOR of 4.9. A single daily production peak was achieved in March 2015 at 421 barrels per day. All of these production numbers are on a 100% basis with our Company owning a 25% working interest. Over the next several months, bitumen production from the SAGD well pair is expected to increase as the steam chamber continues to develop. Based on the operator's forecasts, the maximum production rates and a stable SOR are expected around September 2015.

The objective of this initial SAGD well pair is to establish that SAGD technology is effective in producing oil from the Bluesky reservoir formation and to provide valued productivity information about the reservoir. Results to date indicate that the use of SAGD technology is successful in producing oil in the form of bitumen from the Bluesky reservoir. Based on 100% working interest (we have 25%), for the months of January, February and March of 2015, monthly gross oil sales averaged 252, 294 and 319 barrels of oil per day, respectively. These early stage production numbers along with the steam oil ratios compare favorably to analogous reservoirs in thermal recovery projects operated by other companies of similar reservoir types that we and the operator of our joint SAGD Project are monitoring and using as a basis of comparison. The estimated capital costs to complete the SAGD Project steam plant facility with one SAGD well pair has been estimated by the operator to be Cdn$32.8 million on a 100% working interest basis, of which our share is covered under the Farmout Agreement (this estimate does not include start-up operating expenses to produce bitumen from the first SAGD well pair).

The drilling of an additional SAGD well pair and the associated expansion of the current SAGD plant facility has been deferred due to the decline in oil prices. However, the operator of the SAGD Project intends to proceed with the Phase 2 front-end work, which includes work on preliminary engineering design, regulatory approvals, environmental approval work and determining regulatory requirements sufficient to define the work program.

On March 18, 2014 and June 27, 2014, through our subsidiary company, Northern Alberta Oil Ltd. (“Northern”), we acquired from one of our joint venture partners (“JV Partner”) and one related party (Mr. Malik Youyou), and subsequently cancelled, 5.5% of a disputed 6.5% overriding royalty claim (the “Purported 6.5% Royalty”) on certain lands owned by us. Pursuant to the terms and conditions of the agreements to acquire the purported overriding royalty interest claims, we paid the following consideration:

(i)	$2,435,124 to our JV Partner for the purchase and transfer of an undivided 3% interest out of the Purported 6.5% Royalty. The consideration paid was the original cost (in Canadian dollars) that our JV Partner paid to acquire its 3% interest in the Purported 6.5% Royalty.

(ii)	$1,007,000 to Mr. Malik Youyou, who is a director and majority shareholder of our Company, for the purchase and transfer of an undivided 2.5% interest out of the Purported 6.5% Royalty. The consideration paid was for the reimbursement of the original cost (in US dollars) that Mr. Youyou paid to acquire this 2.5% interest in the Purported 6.5% Royalty from an arm’s length third party.

Although we continue to deny the validity of the Purported 6.5% Royalty, we determined that it was in the best interests of our shareholders to come to an arrangement to acquire and cancel most of the Purported 6.5% Royalty to prevent a potential encumbrance over our land or the possibility of future litigation resulting from this alleged royalty claim.

In August 2013, we received approval from the AER for our horizontal cyclic steam stimulation project (“HCSS Project”) application. It is anticipated that we will develop a thermal demonstration project on our properties followed by a commercial expansion project on one half section of land located on section 10-92-13W5 of our Sawn Lake oil sands properties where we currently have a 90% working interest. This application, submitted in early 2012, was an application to modify our previously approved in-situ demonstration project for a well to test thermal production on our Sawn Lake oil sands leases. This modification changed the vertical cyclic steam stimulation (“CSS”) well earlier approved, into a thermal recovery project to test two wells that use a horizontal application of CSS. Now that the start-up data from our joint SAGD project are available, we intend to use that information to start on the front end engineering of our HCSS Project where we plan to drill two horizontal wells to test the use of HCSS technology.

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

Liquidity and Capital Resources

As of March 31, 2015, our total assets were $22,548,002 compared to $23,691,595 as of September 30, 2014. This decrease of $1,143,593 in our total assets was primarily due to a decrease in our accounts receivable, as a result of a subsequent reimbursement of Cdn$1,200,000 from the Farmee in October 2014 for the SAGD Project winterization program.

Our total liabilities as of March 31, 2015 were $591,664 compared to $1,200,188 as of September 30, 2014. This decrease of $608,524 in our total liabilities was primarily the result of our payment for outstanding accounts payable to the operator of the SAGD Project for operating expenses, which was $383,535 and which was paid by the Farmee to us under the Farmout Agreement, just before our year end.

Our working capital (current liabilities subtracted from current assets) is as follows:

	Six Months Ended	Year Ended
	March 31, 2015	September 30, 2014
Current Assets	$2,338,038	$3,418,729
Current Liabilities	170,019	731,175
Working Capital	$2,168,019	$2,687,554

As of March 31, 2015, we had working capital of $2,168,019 compared to a working capital of $2,687,554 as of September 30, 2014. This decrease is mainly the result of (i) the net change of accounts receivable, offset by the decrease of accounts payable as described above; and (ii) cash used for general and administrative expenses. As of March 31, 2015, we had no long-term third party debt other than our estimated asset retirement obligations on oil and gas properties.

On July 31, 2013, we entered into the Farmout Agreement to fund our share of the costs of our joint SAGD Project. As of March 31, 2015, we recorded $156,547 in accounts payable due to the operator for our working interest share of the outstanding monthly operating expenses of the SAGD Project, of which all is reimbursable by the Farmee in accordance with the Farmout Agreement. Therefore, this amount is also recorded in accounts receivable to be paid to us from the Farmee to cover our share of the costs of the SAGD Project.

As reported on our Consolidated Statement of Cash Flows under “Operating Activities”, for the six months ended March 31, 2015, our net cash used in operating activities was $195,413 compared to $887,693 for the six months ended March 31, 2014. This decrease of $692,280 was primarily the result of non-cash working capital related to accounts receivable and accounts payable as disclosed above.

As reported on our Consolidated Statement of Cash Flows under “Investing Activities”, we had a decrease of $2,597,222 on investment in our oil and gas properties for the six months ended March 31, 2015, compared to the six months ended March 31, 2014. On March 18, 2014, $2,435,124 (Cdn$2,697,600) was paid to a JV Partner for the purchase and transfer of an undivided 3% interest out of the Purported 6.5% Royalty. The consideration paid was the original cost (in Canadian dollars) that the JV Partner paid to acquire its 3% interest in the Purported 6.5% Royalty.

As reported on our Consolidated Statement of Cash Flows under “Financing Activities”, for the six months ended March 31, 2015, we received $5,000 from one shareholder in exchange for 47,618 shares of our common stock upon the exercise by that shareholder of warrants at an exercise price of $0.105 per common share. As of March 31, 2015, we had no remaining outstanding loan payable.

Our cash and cash equivalents as of March 31, 2015 was $2,107,058 compared to $3,931,308 as of March 31, 2014. This decrease of $1,824,250 in cash was primarily due to (i) $1,007,000 used to purchase and cancel a 2.5% interest out of the Purported 6.5% Royalty in June 2014; and (ii) general and administrative expenses. As of March 31, 2015, we had no long-term debt other than our estimated asset retirement obligations on oil and gas properties.

Our current SAGD Project operating costs are covered by the Farmout Agreement. For our long-term operations, we anticipate that, among other alternatives, we may raise funds during the next twenty-four months through sales of our equity securities. We also note that if we issue more shares of our common stock, our shareholders will experience dilution in the percentage of their ownership of common stock. We may not be able to raise sufficient funding from stock sales for long-term operations and if so, we may be forced to delay our business plans until adequate funding is obtained.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Cautionary Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q, including all referenced exhibits, contains “forward-looking statements” within the meaning of the United States federal securities laws. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “may, ” “believe, ” “intend,” “will, ” “anticipate,” “expect ”,” “estimate, ” “project, ” “future, ” “plan,” “strategy,” “probable,” “possible,” or “continue,” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters, often identify forward-looking statements. For these statements, Deep Well claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this quarterly report include, among others, statements with respect to:

●	our current business strategy;
●	our future financial position and projected costs;
●	our projected sources and uses of cash;
●	our plan for future development and operations, including the building of all-weather roads;
●	our drilling and testing plans;
●	our proposed plans for further thermal in-situ development or demonstration project or projects ;
●	the sufficiency of our capital in order to execute our business plan;
●	our reserves and resources estimates;
●	the timing and sources of our future funding;
●	the quantity and value of our reserves;
●	the intent to issue a distribution to our shareholders;
●	our objectives and plans for our current SAGD Project;
●	our plans for development of our Sawn Lake properties;
●	production levels from our current SAGD Project;
●	costs of our current SAGD Project;
●	funding from the Farmee to pay our costs for the SAGD project in connection with the Farmout Agreement;
●	additional sources of funding from the Farmout Agreement;
●	funding from the Farmee to cover our monthly operating expenses;
●	our access and availability to third-party infrastructure;
●	present and future production of our properties; and
●	expectations regarding the ability of our Company and its subsidiaries to raise capital and to continually add to reserves through acquisitions and development.

These forward-looking statements are based on the beliefs and expectations of our management and are subject to significant risks and uncertainties. If underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results may differ materially from current expectations and projections. Factors that could cause actual results to differ materially from those set forward in the forward-looking statements include, but are not limited to:

●	changes in general business or economic conditions;
●	changes in legislation or regulation that affect our business;
●	our ability to obtain necessary regulatory approvals and permits for the development of our properties, including obtaining the required water licences from Alberta Environment to withdraw water for our thermal operations;
●	changes to the greenhouse gas reduction program and other environmental and climate change regulations adopted by provincial and or federal governments of Canada or are considering implementing, which may also include cap and trade regimes, carbon taxes, increased efficiency standards, which will increase compliance costs and may impose significant penalties for non-compliance;
●	increase in taxes and changes to existing legislation affecting governmental royalties or other governmental initiatives;
●	future marketing and transportation of our produced bitumen;
●	our ability to receive approvals from the AER for additional tests to further evaluate the wells on our lands;
●	our Farmout Agreement and joint operating agreements;
●	opposition to our regulatory requests by various third parties;
●	actions of aboriginals, environmental activists and other industrial disturbances;
●	the costs of environmental reclamation of our lands;
●	availability of labor or materials or increases in their costs;
●	the availability of sufficient capital to finance our business or development plans on terms satisfactory to us;
●	adverse weather conditions and natural disasters affecting access to our properties and well sites;
●	risks associated with increased insurance costs or unavailability of adequate coverage;
●	volatility in market prices for oil, bitumen, natural gas, diluent and natural gas liquids;
●	competition;

●	changes in labor, equipment and capital costs;
●	future acquisitions or strategic partnerships;
●	the risks and costs inherent in litigation;
●	imprecision in estimates of reserves, resources and recoverable quantities of oil, bitumen and natural gas;
●	product supply and demand;
●	changes and amendments in the Canadian Oil and Gas Evaluation Handbook and or the Petroleum Resources Management System to general disclosure of reserves and resources standards and specific annual reserves and resources disclosure requirements for reporting issuers with oil and gas activities;
●	future appraisal of potential bitumen, oil and gas properties may involve unprofitable efforts;
●	the ability to meet minimum level of requirements to continue our oil sands leases beyond their expiry dates;
●	changes in general business or economic conditions;
●	risks associated with the finding, determination, evaluation, assessment and measurement of bitumen, oil and gas deposits or reserves;
●	geological, technical, drilling and processing problems;
●	third party performance of obligations under contractual arrangements;
●	failure to obtain industry partner and other third party consents and approvals, when required;
●	treatment under governmental regulatory regimes and tax laws;
●	royalties payable in respect of bitumen, oil and gas production;
●	unanticipated operating events which can reduce production or cause production to be shut-in or delayed;
●	incorrect assessments of the value of acquisitions, and exploration and development programs;
●	stock market volatility and market valuation of the common shares of our Company;
●	fluctuations in currency and interest rates; and
●	the additional risks and uncertainties, many of which are beyond our control, referred to elsewhere in this quarterly report and in our other SEC filings.

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

Disclosure Controls and Procedures

As of the end of our fiscal quarter ended March 31, 2015, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that as of the end of that quarter, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Changes In Internal Control Over Financial Reporting

During the fiscal quarter ended March 31, 2015 there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

DEEP WELL OIL & GAS, INC.

By	/s/ Horst A. Schmid
Dr. Horst A. Schmid
Chief Executive Officer and President
(Principal Executive Officer)

Date	May 15, 2015

By	/s/ Curtis Sparrow
Mr. Curtis James Sparrow
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date	May 15, 2015

