Form 10-Q
period 2015-06-30
DEEP WELL OIL & GAS INC
filed 2015-08-14
CIK 869495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares of common stock outstanding as of June 30, 2015 was 229,374,605.

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)

Condensed Consolidated Balance Sheets

June 30, 2015 and September 30, 2014

	June 30,	September 30,
	2015	2014
	(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$2,023,228	$2,324,755
Accounts receivable net of allowance of $Nil (September 30, 2014 - $Nil)	226,765	1,050,099
Prepaid expenses	49,457	43,875

Total Current Assets	2,299,450	3,418,729

Long term investments	372,571	409,618
Oil and gas properties, net, based on successful efforts method of accounting	19,613,425	19,604,050
Property and equipment, net	217,697	259,198

TOTAL ASSETS	$22,503,143	$23,691,595

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$182,794	$714,198
Accounts payable and accrued liabilities– related parties	7,101	16,977

Total Current Liabilities	189,895	731,175

Asset retirement obligations (Note 10)	435,415	469,013

TOTAL LIABILITIES	625,310	1,200,188

SHAREHOLDERS’ EQUITY
Common Stock: (Note 11)
Authorized: 600,000,000 shares at $0.001 par value
Issued and outstanding: 229,374,605 shares
(September 30, 2014 – 229,326,987 shares)	229,374	229,326
Additional paid in capital	41,911,156	41,040,447
Accumulated Deficit	(20,262,697)	(18,778,366)

Total Shareholders’ Equity	21,877,833	22,491,407

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$22,503,143	$23,691,595

See accompanying notes to the condensed consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)

(Unaudited)

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

For the Three and Nine Months Ended June 30, 2015 and 2014

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Revenue	$219,346	$–	$449,147	$–
Royalty expenses	(11,127)	–	(23,512)	–
Revenue, net of royalty	208,219	–	425,635	–

Expenses
Operating expenses	425,684	–	1,540,206	–
Operating expenses covered by Farmout (Note 3)	(217,465)	–	(1,114,571)	–
General and administrative	337,016	55,031	1,434,203	862,245
Depreciation, accretion and depletion	21,721	25,790	64,541	74,315

Net loss from operations	(358,737)	(80,821)	(1,498,744)	(936,560)

Other income and expenses
Rental and other income	3,432	4,347	10,635	15,813
Interest income	1,081	2,091	3,778	9,009
Loss on disposal of assets	–	387	–	387

Net loss and comprehensive loss	$(354,224)	$(73,996)	$(1,484,331)	$(911,351)

Net loss per common share
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Outstanding Shares (in thousands)
Basic and Diluted	229,374	229,326	229,374	229,326

See accompanying notes to the condensed consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)

(Unaudited)

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended June 30, 2015 and 2014

	June 30,	June 30,
	2015	2014

Operating Activities
Net loss	$(1,484,331)	$(911,351)
Items not affecting cash:
Share based compensation	865,756	239,480
Depreciation, accretion and depletion	64,541	74,315
Bad debts	–	428
Loss on disposal of assets	–	(387)
Net changes in non-cash working capital (Note 13)	276,472	(593,796)

Net Cash Used in Operating Activities	(277,562)	(1,191,311)

Investing Activities
Purchase of property and equipment	–	(408)
Investment in oil and gas properties	(31,637)	(3,635,922)
Long term investments	2,671	(81,809)

Net Cash Used in Investing Activities	(28,966)	(3,718,139)

Financing Activities
Payments on loan payable – related parties	–	(189,500)
Proceeds from issuance of common stock	5,001	–

Net Cash Provided by (Used in) Financing Activities	5,001	(189,500)

Decrease in cash and cash equivalents	(301,527)	(5,098,950)

Cash and cash equivalents, beginning of period	2,324,755	7,633,009

Cash and cash equivalents, end of period	$2,023,228	$2,534,059

Supplemental Cash Flow Information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

See accompanying notes to the condensed consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)

(Unaudited)

Notes to the Condensed Consolidated Financial Statements

June 30, 2015

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

Allowance for Doubtful Accounts

The Company determines allowances for doubtful accounts based on aging of specific accounts. Accounts receivable are stated at the historical carrying amounts net of allowances for doubtful accounts and include only the amounts the Company deems to be collectable. The allowance for bad debts was $nil and $nil at June 30, 2015 and September 30, 2014, respectively.

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

Under the successful efforts method of accounting, the Company capitalizes exploratory drilling, equipping and facility costs on the balance sheet pending determination of whether the project has found proved reserves in economically producible quantities. The Company capitalizes costs associated with the acquisition or construction of support equipment and facilities with the drilling and development costs to which they relate. If proved reserves are assigned to a project, the associated capitalized costs become part of well equipment and facilities. However, if proved reserves are not found in a project, the capitalized costs associated with the project are expensed, net of any salvage value. Total capitalized costs pending the determination of proved reserves were approximately $19.6 million and $19.6 million at June 30, 2015 and September 30, 2014, respectively.

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

Non Oil and Gas Assets - The Company reviews for the impairment of long-lived assets annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment is measured as the amount by which the assets’ carrying value exceeds its fair value. No impairments to the Company’s long-lived assets were identified or recorded in the nine months ended June 30, 2015 or in the fiscal year ended September 30, 2014.

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

Revisions in estimated liabilities can result from revisions of estimated inflation rates, escalating retirement costs, and changes in the estimated timing of settling asset retirement obligations. As at June 30, 2015 and September 30, 2014, asset retirement obligations amount to $435,415 and $469,013, respectively. The Company has posted bonds, where required, with the Government of Alberta based on the amount the government estimates the cost of abandonment and reclamation to be.

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

The Company is not directly subject to credit risk resulting from the concentration of its crude oil sales. For the period ending June 30, 2015 and for the year ended September 30, 2014, the Company has recorded oil sales received from the operator of the Company’s producing properties. The Company’s joint venture partner is the operator of the Company’s producing properties and it is the Company’s joint venture partner who sells 100% of the Company’s oil production to one or more purchasers in the oil and gas industry. The Company does not require collateral and management periodically evaluates the operator’s financial statements and the collectability of oil sales receivables from the operator and believes that the Company’s oil sales receivables are fully collectable and that the risk of loss is minimal.

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

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights, unless the exercise becomes antidilutive and then the basic and diluted per share amounts are the same. There were 1,855,000 common stock equivalents excluded from the calculation because their effect would be antidilutive.

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

Recently Adopted Accounting Standards

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company's financial statements.

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

The Company’s oil sands acreage as of June 30, 2015, covers 43,015 gross acres (34,096 net acres) on 68 sections of land under nine oil sands leases. Until the Company extends the leases “into perpetuity” based on the Alberta governmental regulations, the lease expiration dates of the Company’s nine oil sands leases are as follows:

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

Lease Rental Commitments

The Company has acquired interests in certain oil sands properties located in North Central Alberta, Canada. The terms include certain commitments related to oil sands properties that require the payments of rents as long as the leases are non-producing. As of June 30, 2015, the Company’s net payments due under this commitment are as follows:

(Cdn $)
2015	$12,074
2016	$48,294
2017	$48,294
2018	$48,294
2019	$29,478
Subsequent	$22,400

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

The Company plans to meet the second of these conditions. As at June 30, 2015 and September 30, 2014, the Company has an interest in ten wells, which can be counted towards these requirements.

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

This consists of comparing the carrying value of the asset with the asset’s expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions. Proven oil properties are reviewed for impairment on a field-by-field basis. No impairment losses were recognized for the period ended June 30, 2015 (September 30, 2014 - $nil).

Capitalized costs of proven oil properties will be depleted using the unit-of-production method when the property is placed in production.

Substantially all of the Company’s oil activities are conducted jointly with others. The accounts reflect only the Company’s proportionate interest in such activities.

Farmout Agreement

On July 31, 2013, the Company entered into a Farmout agreement (the “Farmout Agreement”) with an additional joint venture partner (the “Farmee”) to fund the Company’s share of the Alberta Energy Regulator (“AER”) approved SAGD Project at the Company’s Sawn Lake heavy oil reservoir in North Central Alberta, Canada. In accordance with the Farmout Agreement the Farmee has agreed to provide up to $40,000,000 in funding for the Company’s portion of the costs for the SAGD Project, in return for a net 25% working interest in 12 sections where the Company had a working interest of 50% (before the execution of the Farmout Agreement). The Farmee will also provide funding to cover monthly operating expenses of the Company, of which the first such monthly payment began in respect of the month of August 2013 and shall not to exceed $30,000 per month. In addition, until December 31, 2015, as amended on November 17, 2014, the Farmee has the option to elect to obtain a working interest of 45% to 50% working interest in the remaining 56 sections of land where the Company has working interests ranging from 90% to 100%, by committing an additional $110,000,000 of financing to the development of the Company’s Sawn Lake oil sands properties. As of June 30, 2015, the Farmee has not exercised this option.

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

For the period ended June 30, 2015, the Company’s management determined that sufficient progress has been made in assessing its oil sands reserves for continued capitalization of exploratory drilling, equipping and facility costs. In relation to this sufficient progress assessment of its oil sands project the Company considered among other criteria; long lead times in getting regulatory approval for oil sands thermal recovery projects, road bans, winter access only properties and governmental and environmental regulations which can and often delay development of oil sands projects. Because of these and other factors, the Company’s oil sands project can take significantly longer to complete than regular conventional drilling programs for lighter oil. To date the Company’s geological, engineering, economic studies, and AER approved thermal recovery projects; including the Company’s now producing SAGD Project, continue to lead them to believe that there is continuing progress toward bringing the project to commercial production. Therefore, the Company has continued to capitalize its costs associated with its oil sands project.

For the Company’s oil sands projects, exploratory drilling, equipping and facility costs are capitalized on the balance sheet under “Oil and Gas Properties” line item, pending a determination of whether potentially economic oil sands reserves have been discovered by the drilling effort to justify oil sands project as a producing well. The Company periodically assesses the exploration drilling, equipping and facility capitalized costs for impairment and once a determination is made that a well is of no potential economic value, the costs related to that oil sands project are expensed as dry hole and reported in exploration expense. No impairments to the Company’s long-lived assets were identified or recorded in the nine months ended June 30, 2015 or in the fiscal year ended September 30, 2014.

The following table illustrates capitalized costs relating to oil producing activities as of June 30, 2015 and September 30, 2014:

	June 30, 2015	September 30, 2014

Unproved Oil and Gas Properties	$19,671,471	$19,651,296
Proved Oil and Gas Properties	4,568	4,568
Accumulated Depreciation and Depletion	(62,614)	(51,814)

Net Capitalized Cost	$19,613,425	$19,604,050

Depreciation and depletion expense for the nine months ended June 30, 2015 and 2014 was $10,800 and $7,178, respectively.

5.	EXPLORATION ACTIVITIES

The following table presents information regarding the Company’s costs incurred in the oil property acquisition, exploration and development activities for the nine months ended June 30, 2015 and 2014:

	June 30, 2015	June 30, 2014
Acquisition of Properties:
Proved	$–	$–
Unproved	20,175	3,660,626
Exploration costs	27,356	21,813
Development costs	–	–

6.	INVESTMENT IN EQUITY SECURITIES

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

7.	PROPERTY AND EQUIPMENT

	June 30, 2015
		Accumulated	Net Book
	Cost	Depreciation	Value
Computer equipment	$32,197	$31,723	$474
Office furniture and equipment	34,130	28,055	6,075
Software	5,826	5,826	–
Leasehold improvements	4,936	4,936	–
Portable work camp	170,580	151,764	18,816
Vehicles	38,077	33,861	4,216
Oilfield equipment	249,046	152,133	96,913
Road mats	364,614	324,245	40,369
Wellhead	3,254	2,278	976
Tanks	96,085	46,227	49,858
	$998,745	$781,048	$217,697

	September 30, 2014
		Accumulated	Net Book
	Cost	Depreciation	Value
Computer equipment	$32,198	$31,264	$934
Office furniture and equipment	34,130	26,880	7,250
Software	5,826	5,826	–
Leasehold improvements	4,936	4,936	–
Portable work camp	170,580	146,211	24,369
Vehicles	38,077	32,637	5,440
Oilfield equipment	249,045	135,030	114,015
Road mats	364,614	312,525	52,089
Wellhead	3,254	2,053	1,201
Tanks	96,085	42,185	53,900
	$998,745	$739,547	$259,198

There was $41,501 of depreciation expense for the period ended June 30, 2015 (June 30, 2014 - $54,361).

8.	LONG TERM INVESTMENTS

Long term investments consist of cash held in trust by the AER which bears interest at a rate of prime minus 0.375% and has no stated date of maturity. These investments are required by the AER to ensure there are sufficient future cash flows to meet the expected future asset retirement obligations and are restricted for this purpose.

9.	SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Accounts payable – related parties was $7,101 as of June 30, 2015 (September 30, 2014 - $16,977) for expenses to be reimbursed to directors. This amount is unsecured, non-interest bearing, and has no fixed terms of repayment.

As of June 30, 2015, officers, directors, their families, and their controlled entities have acquired 53.63% of the Company’s outstanding common capital stock. This percentage does not include unexercised warrants or stock options.

The Company incurred expenses $112,590 to one related party, Concorde Consulting, an entity controlled by a director, for professional fees and consulting services provided to the Company during the period ended June 30, 2015 (June 30, 2014 - $124,997). These amounts were fully paid as of June 30, 2015.

10.	ASSET RETIREMENT OBLIGATIONS

The total future asset retirement obligation is estimated by management based on the Company’s net working interests in all wells and facilities, estimated costs to reclaim and abandon wells and facilities and the estimated timing of the costs to be incurred in future periods. At June 30, 2015, the Company estimates the undiscounted cash flows related to asset retirement obligation to total approximately $622,593 (September 30, 2014 - $ 689,445). The fair value of the liability at June 30, 2015 is estimated to be $435,415 (September 30, 2014 - $ 469,013) using a risk free rate of 3.74% and an inflation rate of 2%. The actual costs to settle the obligation are expected to occur in approximately 35 years.

Changes to the asset retirement obligation were as follows:

	June 30, 2015	September 30, 2014
Balance, beginning of period	$469,013	$446,155
Liabilities incurred	–	73,395
Effect of foreign exchange	(45,837)	(64,079)
Disposal	–	(4,045)
Accretion expense	12,239	17,587
Balance, end of period	$435,415	$469,013

11.	COMMON STOCK

As of June 30, 2015, the Company had outstanding approximately 229,374,605 shares of common stock.

Warrants

On June 23, 2014, 47,618 common share purchase warrants were transferred to a non-related party.

On October 3, 2014, a warrant holder of the Company acquired 47,618 shares of the Company’s common stock, upon exercising warrants, at an exercise price of $0.105 per share of common stock for gross proceeds to the Company of $5,000.

The following table summarizes the Company’s warrants outstanding as of June 30, 2015:

	Shares Underlying Warrants Outstanding			Shares Underlying Warrants Exercisable
Range of Exercise Price	Shares Underlying Warrants Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Warrants Exercisable	Weighted Average Exercise Price

$0.105 at June 30, 2015	71,857,141	0.40	0.105	71,857,141	0.105
$0.075 at June 30, 2015	520,000	0.98	0.075	520,000	0.075
	72,377,141	0.40	0.105	72,377,141	0.105

The following is a summary of warrant activity for the period ended June 30, 2015:

	Number of Warrants	Weighted Average Exercise Price	Intrinsic Value

Balance, September 30, 2014	72,424,759	$0.105	$0.215
Cancelled	–	–	–
Granted	–	–	–
Exercised	47,618	0.105	–
Balance, June 30, 2015	72,377,141	$0.105	$–

Outstanding Warrants, June 30, 2015	72,377,141	$0.105	$–
Exercisable Warrants, June 30, 2015	72,377,141	$0.105	$–

There were 72,377,141 warrants outstanding as of June 30, 2015 (September 30, 2014 – 72,424,759), which have a historical fair market value of $1,738,336 (September 30, 2014 - $1,738,336).

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

For the period ended June 30, 2015, the Company recorded share based compensation expense related to stock options in the amount of $865,756 (June 30, 2014 – $239,480) on the stock options that were previously granted. As of June 30, 2015, there was remaining unrecognized compensation cost of $491,074 related to the non-vested portion of these unit option awards. Compensation expense is based upon straight-line depreciation of the grant-date fair value over the vesting period of the underlying unit option.

	Shares Underlying Options Outstanding			Shares Underlying Options Exercisable
Range of Exercise Prices	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price

$0.14 at June 30, 2015	900,000	0.73	$0.14	900,000	$0.14
$0.05 at June 30, 2015	3,450,000	2.98	0.05	3,450,000	0.05
$0.30 at June 30, 2015	250,000	3.33	0.30	250,000	0.30
$0.34 at June 30, 2015	450,000	3.43	0.34	300,000	0.34
$0.38 at June 30, 2015	6,780,000	4.22	0.38	2,660,000	0.38
$0.23 at June 30, 2015	600,000	4.39	0.23	200,000	0.23
	12,430,000	3.59	$0.26	7,760,000	$0.20

The aggregate intrinsic value of exercisable options as of June 30, 2015, was $Nil (September 30, 2014 - $0.11).

The following is a summary of stock option activity as at June 30, 2015:

	Number of Underlying Shares	Weighted Average Exercise Price	Weighted Average Fair Market Value

Balance, September 30, 2014	11,830,000	$0.26	$0.21

Balance, June 30, 2015	12,430,000	$0.26	$0.21

Exercisable, June 30, 2015	7,760,000	$0.20	$0.16

A summary of the options granted at June 30, 2015 and September 30, 2014 and changes during the periods then ended is presented below:

	June 30, 2015		September 30, 2014
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding balance at beginning of period	11,830,000	$0.26	900,000	$0.14
			3,450,000	0.05
Granted- October 28, 2013			250,000	0.30
Granted- December 4, 2013			450,000	0.34
Granted- September 19, 2014			6,780,000	0.38
Granted- November 17, 2014	600,000	0.38
Vested- November 17, 2014	200,000	0.38
Vested- December 4, 2014	150,000	0.34
Vested- June 20, 2015	950,000	0.05

Outstanding at end of period	12,430,000	$0.26	11,830,000	$0.26
Exercisable	7,760,000	0.20	6,460,000	0.21

There were 4,670,000 unvested stock options outstanding as of June 30, 2015 (September 30, 2014 – 5,370,000).

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

13.	CHANGES IN NON-CASH WORKING CAPITAL

	Nine Months Ended	Nine Months Ended
	June 30, 2015	June 30, 2014

Accounts receivable	$823,334	(471,814)
Prepaid expenses	(5,582)	123,548
Accounts payable	(541,280)	(245,530)
	$276,472	(593,796)

14.	COMMITMENTS

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

In the June 30, 2015 quarter end period, no fees were owed or paid to Portwest. As of September 30, 2013, the Company had settled all outstanding amounts owed to Portwest.

2)	Concorde Consulting, a company owned 100% by Mr. Curtis J. Sparrow, for providing services as Chief Financial Officer to the Company for Cdn $15,000 per month. As of June 30, 2015, the Company did not owe Concorde Consulting any of this amount.

Rental Agreement

See Note 17 subsequent events.

15.	LEGAL ACTIONS

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

The Plaintiff was a minority shareholder of 979708 Alberta Ltd. ("979708"). 979708 was in the business of discovering, assembling and acquiring oil and gas prospects. In 2002 and 2003, 979708 acquired oil and gas prospects in the Sawn Lake area of Alberta. On or about the 14th of July, 2003, all or substantially all the assets of 979708 were sold to Classic Energy Inc. The Plaintiff claims the value of the assets sold was far in excess of the value paid for those assets. On April 23, 2004, Northern purchased Classic Energy Inc.'s assets, some of which are under dispute by the Plaintiff. On June 7, 2005, Deep Well acquired all of the common shares of Northern thereby giving Deep Well an indirect beneficial interest in the assets in which the Plaintiff is claiming an interest.

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

Results of Operations from Oil and Gas Producing Activities

The following table sets forth the results of the Company’s operations from oil producing activities from the Company’s Sawn Lake oil sands properties located in Alberta, Canada, for the periods ending June 30, 2015 and 2014 and for the year ended September 30, 2014:

	June 30, 2015	June 30, 2014	September 30, 2014
Oil sales after royalties	$425,635	$–	$47,116

Production (Operating) expenses	(425,635)	–	(47,115)
Exploration expenses	(27,356)	–	(47,182)
Depreciation, accretion and depletion	(62,907)	–	(97,646)
Oil sales less expenses	(90,263)	–	(144,827)

Income tax expenses	–	–	–
Results of operations from producing activities	$(90,263)	$–	$(144,827)

For the periods ending June 30, 2015 and June 30, 2014, the Company booked oil revenue in the amount of $425,635 and $Nil, respectively, after deduction of royalties. For the periods ending June 30, 2015 and June 30, 2014, the volumes of oil delivered were booked to be 17,043 and Nil barrels, respectively, net to the Company, before royalties, with an average oil sales price of $26.35 per barrel for the period ending June 30, 2015. Operating expenses are zero since at this time they were paid for under the Farmout Agreement. Transportation costs are included in these operating costs. The total share of the material costs and operating expenses of the Company’s joint SAGD Project, has been funded in accordance with the Farmout Agreement, at a net cost to the Company of $Nil. As required by the Farmout Agreement, the Farmee has since paid Cdn $22.8 million to the operator of the SAGD Project for the Farmee’s share and the Company’s share of the capital costs and start-up operating expenses of the SAGD Project up to June 30, 2015. These costs include the capital costs of the drilling of the SAGD well pair; the purchase and transportation of equipment; installation and construction of the steam plant facility; testing and commissioning; the purchase of the water source and disposal wells and expenditures to connect these water wells with pipelines to the steam plant facility along with a fuel source tie-in pipeline; emulsion treatment package; Phase 2 front end costs; and the start-up operating expenses associated with the steaming and production of the SAGD well pair up to June 30, 2015.

Steam Assisted Gravity Drainage Demonstration Project

On July 30, 2013, the Company entered into a Steam Assisted Gravity Drainage Demonstration project (“SAGD Project”) to jointly participate in an AER approved SAGD Project on one section of land where the Company now has a 25% working interest (after the execution of the Farmout Agreement as defined below). The SAGD Project is located on section 30-91-12W5 of the Company’s Peace River oil sands properties located in North Central Alberta, Canada (also known as the Sawn Lake heavy oil reservoir). On August 15, 2013, and in accordance with the SAGD Project Agreement and the Amendment, the Company served notice (“Notice of Election”) to of the operator of the Company’s election to participate in the SAGD Project. Upon signing the Notice of Election the Company was required to pay in full the cash calls for the Company’s initial share of the capital costs of the SAGD Project and in accordance with a Farmout Agreement dated July 31, 2013 the Company has since paid all cash calls in full to the operator of the SAGD Project.

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

Costs Incurred in Oil and Gas Property Acquisition, Exploration, and Development

See Note 5 herein “Exploration Activities”.

17.	Subsequent events

On July 27, 2015, the Company renewed its Edmonton office lease commencing effective on July 1, 2015 and expiring on June 30, 2017. The quarterly payments due in Cdn dollars are as follows:

2015 Q4 (July - September)	7,969
2016 Q1 (October - December)	7,969
2016 Q2 (January - March)	7,969
2016 Q3 (April - June)	7,969
2016 Q4 (July - September)	7,969
2017 Q1 (October - December)	7,969
2017 Q2 (January - March)	7,969
2017 Q3 (April - June)	7,969

On July 28, 2015, the Company’s Board approved the extension of the expiration date of some warrants to purchase shares of the Company’s common stock. The exercise price of the warrants remained unchanged at $0.105 per share. As a result of this extension, the expiration dates of the warrants were amended from the original expiry date of November 23, 2015 to November 23, 2016, with all other terms of the original warrants remaining in full force and effect. In consideration of extending the expiry date of this series of warrants, the number of outstanding warrants was reduced from 71,857,141 to 52,155,221 common share purchase warrants.

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

Our consolidated financial statements and the supplemental information thereto are reported in United States dollars and are prepared based upon United States generally accepted accounting principles (“US GAAP”). References in this quarterly report on Form 10-Q to “$” are to United States dollars and references to “Cdn$” are to Canadian dollars. On August 11, 2015, the noon rate of exchange for Canadian dollars expressed in US$ was Cdn$1.00 = US$0.7606 as reported by the Bank of Canada. The following table sets forth the rates of exchange for the Cdn$, expressed in US dollars, in effect at the end of the following period and the average noon rate of exchange during such period, based on the noon rates of exchange for such periods as reported by the Bank of Canada.

Period Ending June 30	2015	2014
Rate at end of the period	0.8017	0.9367
Average rate for the three month period	0.8132	0.9170

General Overview

Deep Well Oil & Gas, Inc., along with its subsidiaries through which it conducts business, is an emerging independent junior oil and gas exploration and development company headquartered in Edmonton, Alberta, Canada. Our immediate corporate focus is to develop the existing land base where we have working interests ranging from 25 % to 100% in the Peace River oil sands area in Alberta, Canada. Our principal office is located at suite 700, 10150 - 100 Street, Edmonton, Alberta, Canada T5J 0P6, our telephone number is (780) 409-8144, and our fax number is (780) 409-8146. Deep Well Oil & Gas, Inc. is a Nevada corporation and trades on the OTCQB Venture Marketplace under the symbol DWOG. The OTCQB Venture Marketplace requires companies to be fully compliant in their filing requirements under the U.S. Securities and Exchange Act and must meet eligibility standards to trade on OTCQB, which include, but are not limited to, the submission of an annual verification and management certification confirming that the listed company is current in its reporting requirements. We maintain a website at www.deepwelloil.com or www.DWOG.com. The contents of our website are not part of the quarterly report on Form 10-Q.

Results of Operations

Since the inception of our current business plan, our operations have consisted of various exploration and start-up activities relating to our properties, including the acquisition of lease holdings, raising capital, locating joint venture partners, acquiring and analyzing seismic data, complying with environmental regulations, providing project management, drilling, testing and analyzing of wells to define our oil sands reservoir, and development planning of our Alberta Energy Regulatory (“AER”) approved thermal recovery projects. In July 2013, we entered into a Steam Assisted Gravity Drainage Demonstration project (“SAGD Project”) to jointly participate in an Alberta Energy Regulator (“AER”) approved SAGD Project, where we have a 25% working interest, which began producing oil on September 16, 2014. The following table sets forth certain financial information:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenue	$219,346	$–	$449,147	$–
Provincial Royalty expenses	(11,127)	–	(23,512)	–
Revenue, net of royalty	208,219	–	425,635	–
Expenses
Operating expenses	425,684	–	1,540,206	–
Operating expenses covered by Farmout (Note 3)	(217,465)	–	(1,114,571)	–
General and administrative	61,297	14,251	568,447	622,765
Share based compensation	275,719	40,780	865,756	239,480
Depreciation, accretion and depletion	21,721	25,790	64,541	74,315
Net loss from operations	(358,737)	(80,821)	(1,498,744)	(936,560)

Other income and expenses
Rental and other income	3,432	4,347	10,635	15,813
Interest income	1,081	2,091	3,778	9,009
Loss on disposal of assets	–	387	–	387
Net loss and comprehensive loss	$(354,224)	$(73,996)	$(1,484,331)	$(911,351)

Oil sales terminal at our joint SAGD Project

First production of oil in the form of bitumen began on September 16, 2014. For the three month period ending June 30, 2015, we booked oil revenue in the amount of $219,346 before deduction of royalties. For the three month period ending June 30, 2015, the volumes of oil delivered were booked to be 6,892 barrels net to our Company, before royalties, with an average oil sales price of $31.83 per barrel (Cdn$39.14 per barrel). For the nine month period ending June 30, 2015, we booked oil revenue in the amount of $449,147 before deduction of royalties. For the nine month period ending June 30, 2015, the volumes of oil delivered were booked to be 17,043 barrels net to our Company, before royalties, with an average oil sales price of $26.35 per barrel (Cdn$31.60 per barrel). The realized sales price of our oil is discounted for diluent, trucking, pipeline and additional treating costs from the West Texas Intermediate (“WTI”) benchmark price, but paid in Canadian dollars. While oil prices have remained low, the Canadian dollar has weakened and offset much of this impact. In addition, our fuel gas costs to operate our SAGD Project steam facility plant have declined similarly to the decline in the WTI benchmark price. Our net operating margin after operating expenses is zero since at this time any negative operating margins are paid for under the farmout agreement we entered into on July 31, 2013 (the “Farmout Agreement”) to fund our share of the SAGD Project. Transportation costs are included in these operating costs. Therefore, the total share of the capital costs and operating expenses of our Company’s joint SAGD Project, has been funded in accordance with the Farmout Agreement, at a net cost to our Company of $Nil. As required by the Farmout Agreement, the Farmee (as defined below) has since paid Cdn$22.8 million to the operator of the SAGD Project for the Farmee’s share and our share of the capital costs and start-up operating expenses of the SAGD Project up to June 30, 2015. These costs included the drilling of the SAGD well pair; the purchase and transportation of equipment; installation and construction of the steam plant facility; testing and commissioning; the purchase of the water source and disposal wells and expenditures to connect these water wells with pipelines to the steam plant facility along with a fuel source tie-in pipeline; emulsion treatment package; Phase 2 front end costs; and the start-up operating expenses associated with the steaming and production of the SAGD well pair up to June 30, 2015.

For the three months ended June 30, 2015, our general and administrative expenses increased by $281,985 compared to the three months ended June 30, 2014, which was primarily due to (i) an increase of $234,939 in non-cash share based compensation charged to expense, which was mainly due to vested stock options we granted in 2014 to our directors and contractors; and (ii) an increase of foreign exchange loss of $51,253. We also received $90,000 during this quarter from one of our joint venture partners in accordance with a Farmout Agreement to offset some of our monthly operational expenses. After adjusting for the non-cash items listed above, our general and administrative expenses were $179,743 for the three months ended June 30, 2015 compared to $184,231 for the three months ended June 30, 2014.

For the nine months ended June 30, 2015, our general and administrative expenses increased by $571,958 compared to the nine months ended June 30, 2014, which was primarily due to (i) an increase of $626,276 in non-cash share based compensation charged to expense, which was mainly due to vested stock options we granted in 2014 to our directors and contractors as described above; (ii) an increase of foreign exchange loss of $49,600; and (iii) an increase in engineering fees of $25,267. These increases in our general and administrative expenses were offset by (i) a decrease in legal fees of $64,174; and (ii) a decrease of general office expenses. We also received $270,000 during the last nine months from one of our joint venture partners in accordance with the Farmout Agreement, to offset some of our monthly operational expenses. After adjusting for the non-cash items listed above, our general and administrative expenses were $671,760 for the nine months ended June 30, 2015 compared to $774,366 for the nine months ended June 30, 2014.

For the three months ended June 30, 2015, our depreciation, depletion, and accretion expense decreased by $4,069 compared to the three months ended June 30, 2014, which was primarily due to the depreciating value of our assets. Depreciation expense is computed using the declining balance method over the estimated useful life of the asset. In compliance with our accounting policy, only half of the depreciation is taken in the year of acquisition. No significant asset purchases were made in the quarter ended June 30, 2015.

For the nine months ended June 30, 2015, our depreciation and accretion expense decreased by $9,774 compared to the nine months ended June 30, 2014, which was primarily due to the depreciating value of our assets. Depreciation expense is computed using the declining balance method over the estimated useful life of the asset. In compliance with our accounting policy, only half of the depreciation is taken in the year of acquisition. No significant depreciable asset purchases were made in the quarter ended June 30, 2015.

For the three months ended June 30, 2015, there were no significant increases or decreases for rental and other income compared to the three months ended June 30, 2014.

For the nine months ended June 30, 2015, rental and other income decreased by $5,178 compared to the nine months ended June 30, 2014.

For the three months ended June 30, 2015, interest income decreased by $1,010 compared to the three months ended June 30, 2014.

For the nine months ended June 30, 2015, interest income decreased by $5,231 compared to the nine months ended June 30, 2014.

As a result of the above transactions, we recorded an increase of $280,228 in our net loss and comprehensive loss from operations for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. As discussed above, this increase was primarily due to an increase in non-cash share based compensation expenses and foreign exchange losses.

As a result of the above transactions, we recorded an increase of $572,980 in our net loss and comprehensive loss from operations for the nine months ended June 30, 2015 compared to the nine months ended June 30, 2014. As discussed above, this increase was primarily due to an increase in non-cash share based compensation expenses and foreign exchange losses.

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

The first oil production from our joint SAGD Project commenced on September 16, 2014 from the first SAGD well pair. The SAGD well pair was drilled to a vertical depth of approximately 650 meters with a horizontal length of 780 meters each. Steam injection began in May 2014 and circulated for up to four months with production commencing in mid-September 2014 from the Bluesky oil sands reservoir. The start of our bitumen sales averaged 221 barrels per day, half way through the 3rd thirty day period since the start-up of production in September of 2014. Production from our joint SAGD Project has since increased significantly. For the month of June 2015, bitumen sales averaged 385 barrels per day, with a Steam Oil Ratio (“SOR”) of 4.54. A single daily production peak was achieved in June of 2015 at 443 barrels per day. All of these production numbers are on a 100% basis with our Company owning a 25% working interest. Production from the SAGD Project is continuing to slowly ramp up and the steam chamber has not yet reached the top of the Bluesky reservoir. Bitumen production on a 100% basis averaged 399 barrels per day (100 barrels per day net to us) in July 2015 with a SOR of 4.4. Based on the operator's forecasts, the steam chamber is expected to reach the top of the Bluesky reservoir by the end of September 2015 and maximum oil production is now expected to be reached by the end of November of 2015.

The objective of this initial SAGD well pair was to establish that this thermal technology is effective in producing oil from the Bluesky reservoir formation and to provide valuable productivity information about the reservoir. Results to date indicate that the use of SAGD technology is successful in producing oil in the form of bitumen from the Bluesky reservoir. Based on 100% working interest (we have 25%), for the months of January, February and March of 2015, monthly gross oil sales averaged 252, 294 and 319 barrels of oil per day, respectively. In April the operator had to shut down production operations of the SAGD well pair to repair the electrical submersible pump, and as a result of this temporary shut-in the SAGD well pair only produced for two weeks in the month averaging 125 barrels of oil per day for the month of April (on a 100% basis). Production for the SAGD well pair resumed on May 1, 2015. Based on 100% working interest (we have 25%), for the months of May and June of 2015, monthly gross oil sales averaged 381 and 385 barrels of oil per day, respectively. These early stage production numbers along with the corresponding steam oil ratios compare favorably to analogous reservoirs in thermal recovery projects operated by other companies of similar reservoir types that we (and the operator of our joint SAGD Project) are monitoring and using as a basis of comparison. The capital costs to complete the SAGD Project steam plant facility with one SAGD well will have been Cdn$36 million on a 100% working interest basis for Phase 1 and the front end costs of Phase 2 (this estimate does not include operating expenses to produce bitumen from the SAGD well pair), of which our share is covered under the Farmout Agreement.

The drilling of an additional SAGD well pair and the associated expansion of the current SAGD plant facility has been deferred due to the decline in oil prices. However, the operator of the SAGD Project has proceeded with the permitting and approvals for additional well pairs in addition to the Phase 2 front-end work (purchasing of long lead items such as pipe), which includes work on preliminary engineering design, regulatory approvals, environmental approval work and determining regulatory requirements sufficient to define the work program.

On March 18, 2014 and June 27, 2014, through our subsidiary company, Northern Alberta Oil Ltd. (“Northern”), we acquired from one of our joint venture partners (“JV Partner”) and one related party (Mr. Malik Youyou), and subsequently cancelled, 5.5% of a disputed 6.5% overriding royalty claim (the “Purported 6.5% Royalty”) on some lands owned by us. Pursuant to the terms and conditions of the agreements to acquire the purported overriding royalty interest claims, we paid the following consideration:

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

Although we continue to deny the validity of the Purported 6.5% Royalty, we determined that it was in the best interests of our shareholders to come to an arrangement to acquire and cancel what we could of the Purported 6.5% Royalty to prevent a potential encumbrance over our land or the possibility of future litigation resulting from this alleged royalty claim.

In August 2013, we received approval from the AER for our horizontal cyclic steam stimulation project (“HCSS Project”) application. It is anticipated that we will develop a thermal demonstration project on our properties followed by a commercial expansion project on one half section of land located on section 10-92-13W5 of our Sawn Lake oil sands properties where we currently have a 90% working interest. This application, submitted in early 2012, was an application to modify our previously approved in-situ demonstration project for a well to test thermal production on our Sawn Lake oil sands leases. This modification changed the vertical cyclic steam stimulation (“CSS”) well earlier approved, into a thermal recovery project to test two wells that use a horizontal application of CSS. Now that preliminary and several months of production testing data from our joint SAGD project is available to us, we intend to use that information to start on the front end engineering of our HCSS Project where we plan to drill two horizontal wells to test the use of HCSS technology. As we continue to receive further production performance data from the operator we intend to further refine our HCSS Project development plan. We are currently in the process of scouting out and surveying our plans for our proposed thermal project site on the north half of section 10-92-13W5, along with preforming an environmental field assessment report for our project site location to acquire the mineral surface license for the proposed drilling of two horizontal wells.

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

Liquidity and Capital Resources

As of June 30, 2015, our total assets were $22,503,143 compared to $23,691,595 as of September 30, 2014. This decrease of $1,188,452 in our total assets was primarily due to a decrease in our accounts receivable, as a result of a subsequent reimbursement of Cdn$1,200,000 from the Farmee in October 2014 for the SAGD Project winterization program.

Our total liabilities as of June 30, 2015 were $625,310 compared to $1,200,188 as of September 30, 2014. This decrease of $574,878 in our total liabilities was primarily the result of our payment for outstanding accounts payable to the operator of the SAGD Project for operating expenses, which was subsequently paid by the Farmee to us just before our 2014 year end, under the Farmout Agreement.

Our working capital (current liabilities subtracted from current assets) is as follows:

	Nine Months Ended	Year Ended
	June 30, 2015	September 30, 2014
Current Assets	$2,299,450	$3,418,729
Current Liabilities	189,895	731,175
Working Capital	$2,109,555	$2,687,554

As of June 30, 2015, we had working capital of $2,109,555 compared to a working capital of $2,687,554 as of September 30, 2014. This decrease is mainly the result of (i) the net change of accounts receivable, offset by the decrease of accounts payable as described above; and (ii) cash used for general and administrative expenses. As of June 30, 2015, we had no long-term third party debt other than our estimated asset retirement obligations on oil and gas properties.

On July 31, 2013, we entered into the Farmout Agreement to fund our share of the costs of our joint SAGD Project. As of June 30, 2015, we recorded $176,358 in accounts payable due to the operator for our working interest share of the outstanding monthly operating expenses of the SAGD Project, of which all is reimbursable by the Farmee in accordance with the Farmout Agreement. Therefore, this amount is also recorded in accounts receivable to be paid to us from the Farmee to cover our share of the costs of the SAGD Project.

As reported on our Consolidated Statement of Cash Flows under “Operating Activities”, for the nine months ended June 30, 2015, our net cash used in operating activities was $277,562 compared to $1,191,311 for the nine months ended June 30, 2014. This decrease of $913,749 was primarily the result of non-cash working capital related to accounts receivable and accounts payable as disclosed above.

As reported on our Consolidated Statement of Cash Flows under “Investing Activities”, we had a decrease of $3,689,173 in the investment in our oil and gas properties for the nine months ended June 30, 2015, compared to the nine months ended June 30, 2014. This decrease is due to two Royalty purchases: (i) On March 18, 2014, $2,435,124 (Cdn$2,697,600) was paid to a JV Partner for the purchase and transfer of an undivided 3% interest out of the Purported 6.5% Royalty. The consideration paid was the original cost (in Canadian dollars) that the JV Partner paid to acquire its 3% interest in the Purported 6.5% Royalty; and (ii) On June 27, 2014, $1,007,000 was paid to Mr. Malik Youyou, who is a director and majority shareholder of our Company, for the purchase and transfer of an undivided 2.5% interest out of the Purported 6.5% Royalty. The consideration paid was for the reimbursement of the original cost (in US dollars) that Mr. Youyou paid to acquire this 2.5% interest in the Purported 6.5% Royalty from an arm’s length third party.

As reported on our Consolidated Statement of Cash Flows under “Financing Activities”, for the nine months ended June 30, 2015, we received $5,000 from one shareholder in exchange for 47,618 shares of our common stock upon the exercise by that shareholder of warrants at an exercise price of $0.105 per common share.

Our cash and cash equivalents as of June 30, 2015 was $2,023,228 compared to $2,534,059 as of June 30, 2014. This decrease of $510,831 in cash was primarily due to general and administrative expenses. As of June 30, 2015, we had no long-term debt other than our estimated asset retirement obligations on oil and gas properties.

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

Cautionary Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q, including all referenced exhibits, contains “forward-looking statements” within the meaning of the United States federal securities laws. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “may, ” “believe, ” “intend,” “will, ” “anticipate,” “expect ”,” “estimate, ” “project, ” “future, ” “plan,” “strategy,” “probable,” “possible,” or “continue,” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters, often identify forward-looking statements. For these statements, Deep Well claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this quarterly report include, among others, statements with respect to:

●	our current business strategy;
●	our future financial position and projected costs;
●	our projected sources and uses of cash;
●	our plan for future development and operations, including the building of all-weather roads;
●	our drilling and testing plans;
●	our proposed plans for further thermal in-situ development or demonstration project or projects;
●	the sufficiency of our capital in order to execute our business plan;
●	our reserves and resources estimates;
●	the timing and sources of our future funding.
●	the quantity and value of our reserves;
●	the intent to issue a distribution to our shareholders;
●	our or our operator’s objectives and plans for our current SAGD Project;
●	our plans for development of our Sawn Lake properties;
●	production levels from our current SAGD Project;
●	costs of our current SAGD Project;
●	funding from the Farmee to pay our costs for the SAGD project in connection with the Farmout Agreement;
●	additional sources of funding from the Farmout Agreement;
●	funding from the Farmee to cover our monthly operating expenses;
●	our access and availability to third-party infrastructure;
●	present and future production of our properties; and
●	expectations regarding the ability of our Company and its subsidiaries to raise capital and to continually add to reserves through acquisitions and development.

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

Disclosure Controls and Procedures

As of the end of our fiscal quarter ended June 30, 2015, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that as of the end of that quarter, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Changes In Internal Control Over Financial Reporting

During the fiscal quarter ended June 30, 2015 there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 28, 2015, we and certain holders of warrants to acquire shares of common stock approved the amendment of the warrants held by those warrant holders. In consideration for extending the expiration date of the applicable warrants from November 23, 2015 to November 23, 2016, the aggregate number of shares of our common stock issuable upon exercise of the warrants was reduced from 71,857,141 to 52,155,221. Given the present oil and stock market condition, the warrants holders informed our Company of their unwillingness to exercise their warrants on or before the original expiration date. Therefore, we agreed to extend the term of the warrants but only for a reduced number of warrants at the same exercise price. This reduced number was determined by estimating a value similar of the new extended warrants to the original, now forfeited warrants, with the same strike price, at the time our management and the warrants holders agreed to the basic terms. These terms were subsequently discussed by our Company’s Corporate Governance and Nominating Committee (our “Committee”), which recommended to our Board to accept the new terms as set out between management and the warrants holders. Our Board subsequently agreed with our Committee’s recommendation. No other amendments were made to the terms of the applicable warrants. The amended warrants are filed herewith as exhibits 4.1, 4.2 and 4.3

Shareholder Nominations

Other than the recent adoption of our corporate governance and nominating committee charters as previously disclosed in our annual report on Form 10-K for the year ending September 30, 2014, there have been no changes to the procedures by which shareholders may recommend nominees to our Company’s Board of Directors during the time period covered by this quarterly report on Form 10-Q.

ITEM 6.	EXHIBITS

Exhibit No.	Description
4.1	Warrant #31 Amending Agreement dated July 28, 2015, filed herewith.
4.2	Warrant #32 Amending Agreement dated July 28, 2015, filed herewith.
4.3	Warrant #35 Amending Agreement dated July 28, 2015, filed herewith.
31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101	Interactive Data Files

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEEP WELL OIL & GAS, INC.

By	/s/ Horst A. Schmid
Dr. Horst A. Schmid
Chief Executive Officer and President
(Principal Executive Officer)

Date	August 14, 2015

By	/s/ Curtis Sparrow
Mr. Curtis James Sparrow
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date	August 14, 2015

