Form 10-K
period 2015-09-30
DEEP WELL OIL & GAS INC
filed 2017-12-29
CIK 869495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2015

or

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

Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (§230.405 of this chapter) or Rule 12b-2 of the Securities Exchange Act of 1934 (§240.12b-2 of this chapter).

Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common equity was sold on or about March 31, 2015 was approximately $5.8 million.

As of November 30, 2017, the Issuer had outstanding approximately 229,374,605 shares of common stock, $0.001 par value per share.

i

GLOSSARY AND ABBREVIATIONS

The following are defined terms and abbreviations used herein:

API Gravity – a specific gravity scale developed by the American Petroleum Institute for measuring the density or specific gravity (heaviness) of petroleum liquids, expressed in degrees. The higher the number, the lighter the oil.

Alberta Energy Regulator (“AER” formerly “ERCB”) – The AER is responsible for the development of Alberta’s oil (including oil sands) and gas resources. The AER succeeded the Energy Resources Conservation Board (“ERCB”) and will take on regulatory functions from the Ministry of Environment and Sustainable Resource Development that relate to public lands, water, and the environment. The AER will provide full-lifecycle regulatory oversight of energy resource development in Alberta from application and construction to abandonment and reclamation, and everything in between.

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

CURRENCY EXCHANGE RATES

Our functional currency is the US dollar. Therefore, our accounts are reported in United States dollars. However, our Canadian subsidiaries maintain their accounts and records in Canadian dollars. As a result, the Canadian dollar amounts are converted according to our stated foreign currency translation accounting policy, except where otherwise indicated, all dollar amounts herein are stated in US dollars.

The following table sets forth the rates of exchange for the Canadian dollar, expressed in US dollars, in effect at the end of the following periods and the average rates of exchange during such periods, based on the noon rates of exchange for such periods as reported by Oanda and or Bank of Canada.

Year ending September 30	2015	2014

Rate at year end	$0.7456	$0.8922
Average rate for year	$0.8167	$0.9233

Unless the context indicates another meaning, the terms “Company,” “Deep Well,” “we,” “us” and “our” refer to Deep Well Oil & Gas, Inc. and its subsidiaries through which it conducts business. For definitions of some terms used throughout this report, see “Glossary and Abbreviations”.

PART I

ITEM 1.	BUSINESS

We are an emerging independent junior oil sands exploration and development company headquartered in Edmonton, Alberta, Canada. Our immediate corporate focus is to develop the existing oil sands land base in the Peace River oil sands area of Alberta. Our principal office is located at Suite 700, 10150 – 100 Street NW, Edmonton, Alberta T5J 0P6, our telephone number is (780) 409-8144 and our fax number is (780) 409-8146. Deep Well Oil & Gas, Inc. is a Nevada corporation and our common stock trades on the OTC Marketplace under the symbol DWOG. We maintain a website at www.deepwelloil.com or www.DWOG.com. The contents of our website are not part of this annual report on Form 10-K for the fiscal year ended September 30, 2015 (this “Annual Report”).

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

Business Development

We are engaged in the identification, acquisition, exploration and development of oil sands prospects. Our main objective is to develop our oil sands lease holdings located in the Peace River oil sands area of North Central Alberta, Canada.

Effective December 3, 2012, we entered into and closed upon a purchase and sale agreement with our former joint venture partner, 1132559 Alberta Ltd. (“113”), pursuant to which we acquired 113’s 10% working interest in most of the Sawn Lake oil sands properties where we already had working interests.

On July 30, 2013, we entered into a Steam Assisted Gravity Drainage Demonstration Project Joint Operating Agreement (the “SAGD Project”) to jointly participate in the Alberta Energy Regulator (“AER”) approved SAGD Project on a portion of one section of land where we have a 25% working interest (post Farmout Agreement as defined below). The SAGD Project is located in section 30-91-12W5 of our Peace River oil sands properties located in North Central Alberta, Canada (also known as our Sawn Lake oil sands properties).

On July 31, 2013, we entered into a farmout agreement (the “Farmout Agreement”) with an additional joint venture partner (the “Farmee”) to fund our portion of the costs of the SAGD Project. In accordance with the Farmout Agreement the Farmee has agreed to provide up to $40,000,000 in funding for our portion of the costs for the SAGD Project as set out in the Farmout Agreement in return for a net 25% working interest in 12 sections where we had a working interest of 50% before the execution of the Farmout Agreement. The Farmee is also required to provide funding to cover monthly operating expenses of our Company provided that such funding shall not exceed $30,000 per month. In addition, the Farmee had the option, exercisable up to December 31, 2015, to commit an additional $110,000,000 of financing to the development of our Company’s Sawn Lake oil sands properties, to obtain an additional working interest of 45% to 50% in the remaining 56 sections of land where we have working interests ranging from 90% to 100%. The Farmee did not exercise their option.

For more information regarding our SAGD Project see “Present Activities - Peace River Oil Sands, Alberta Canada (Sawn Lake Properties)” under Item 2 “Properties” of this Annual Report on Form 10-K.

Effective September 25, 2014, we entered into a Purchase and Sale agreement with Classic Energy Inc. (“Classic”), pursuant to which we acquired Classic’s 20% working interest in five sections on one Sawn Lake oil sands lease where we already own working interests. In connection with, this acquisition, as of September 25, 2014, we have increased our net acres in our Sawn Lake oil sands properties from 33,463 to 34,096 net acres.

Principal Product

We are engaged in the identification, acquisition, exploration and development of oil sands prospects. At this time, our primary interest and immediate focus is the development of our oil sands property in the Peace River oil sands area located in North Central Alberta, Canada, using thermal recovery technologies. Exploration and development for commercially viable production of any oil sands company includes a high degree of risk, which careful evaluation, experience and factual knowledge may not eliminate.

Sawn Lake Oil Sands Properties – Peace River Oil Sands, Alberta, Canada

Currently, we have a 90% working interest in 51 sections on six oil sands leases and a 100% working interest in five sections on one oil sands lease in the Peace River oil sands area of Alberta, where we are the operator. In addition, we have a 25% working interest, since execution of the Farmout Agreement, in another 12 sections on two oil sands leases in the Peace River oil sands area of Alberta. These nine oil sands leases are contiguous and cover 43,015 gross acres (17,408 gross hectares) with our Company having 34,096 net acres (13,798 net hectares). The focus of our Company’s operations is to exploit the oil sands reservoir to establish proven reserves and to determine the best technology under which the oil can be produced from our Sawn Lake properties in order to generate positive cash flow. For further information on our oil sands projects see Item 2 “Oil and Gas Properties” in this Annual Report on Form 10-K.

Market and Distribution of Product

On lands where we have a 25% working interest, the operator of the SAGD Project markets and distributes all oil produced from the SAGD Project facility. Production from the SAGD Project was being trucked and sold to marketing facilities in the Peace River area of Alberta. Primarily because of the low-price environment at the time, the Joint Venture voted to temporarily suspend operations for the SAGD Project at the end of February 2016.

On lands where we are the operator, we intend to sell our oil production under both short-term (less than one year) and long-term (one year or more) agreements at prices negotiated with third parties. Under both short-term and long-term contracts, typically either the entire contract (in the case of short-term contracts) or the price provisions of the contract (in the case of long-term contracts) are renegotiated in intervals ranging in frequency from daily to annual. At this time, we have no production on any of the lands where we are the operator and therefore we have no short-term or long-term contracts. We will adopt specific sales and marketing plans once production is achieved on lands where we are designated as the operator. The operator of our joint SAGD Project marketed and distributed all oil produced from our joint SAGD Project.

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

Customers

The operator of our SAGD Project, distributed and sold all of the oil that was produced from the SAGD Project. Production was sold to 11 different marketing facilities in Alberta.

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

On March 18, 2014 and June 27, 2014, through Northern, we entered into and subsequently closed two Acquisition of Royalty Interest Agreements and General Indenture of Conveyance, Assignment and Transfer Agreements (collectively the “Agreements”), with one of our joint venture partners (our “JV Partner”) and one related party, Mr. Malik Youyou, who is a director and majority shareholder of our Company, (the “Related Party”) whereby we acquired and cancelled 5.5% of the disputed Purported 6.5% Royalty claim on certain lands owned by us. Our counsel and the vendor’s counsel negotiated the terms and conditions of the Agreements. Pursuant to the terms and conditions of the Agreements, we paid the following consideration:

a)	$2,435,124 to our JV Partner for the purchase and transfer of an undivided 3% interest out of the Purported 6.5% Royalty. The consideration paid was the original cost (in Canadian dollars) that our JV Partner paid to acquire its 3% interest in the Purported 6.5% Royalty.

b)	$1,007,000 to the Related Party, for the purchase and transfer of an undivided 2.5% interest out of the Purported 6.5% Royalty. The consideration paid was for the reimbursement of the original cost that the Related Party paid to acquire this 2.5% interest in the Purported 6.5% Royalty from an arm’s length third party.

Although we continue to deny the validity of the Purported 6.5% Royalty, we determined that it was in the best interests of our shareholders to come to an arrangement to acquire and cancel most of the Purported 6.5% Royalty to prevent a potential encumbrance over our land and the possibility of future litigation resulting from these alleged royalty claims.

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

The North American Free Trade Agreement. The North American Free Trade Agreement (“NAFTA”) is the largest free trade region in the world. To comply, Canada must ensure that export restrictions do not (i) reduce the proportion of energy exported relative to the supply of the energy resource; (ii) impose an export price higher than the domestic price; or (iii) disrupt normal channels of supply. All parties to NAFTA are also prohibited from imposing minimum export or import price requirements. This agreement is presently being renegotiated.

Investment Canada Act. The Investment Canada Act of 1985, as amended, requires notification and/or review by the government of Canada in certain cases, including but not limited to, the acquisition of control, directly or indirectly, of a Canadian Business by a non-Canadian. In certain circumstances, the acquisition of a working interest in a property that contains recoverable reserves will be treated as the acquisition of an interest in a “business” and may be subject to either notification or review, depending on the size of the interest being acquired and the asset size of the business.

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

The Government of Alberta receives royalties on the production of crude oil and natural gas from lands where they own the mineral rights. The Government of Alberta released a royalty review report on January 29, 2015. The report recommends no changes to existing oil sands royalty rates but recommended further government-industry consultation on administrative aspects of the oil sands royalty regime. The royalty review report recommended a modernization of Alberta’s conventional oil and gas royalty regime but did not provide details. The changes proposed to conventional oil and gas royalties will require further consultation between industry and government to fully understand their impacts. These changes to the Alberta provincial royalty structure could have a significant impact on our Company’s financial condition, results of operations and cash flows. An increase in the government royalty rates in Alberta may make our existing operations uneconomic.

Research and Development

We had no material scientific research and development costs for the fiscal years ended September 30, 2015 and 2014.

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

Effective July 1, 2007, Alberta was the first province in Canada to develop legislation regulating greenhouse gas emissions that requires large industrial emitters to report their emissions and take actions to make mandatory reductions. This legislation, the Specified Gas Emitters Regulation (“SGER”) under the Climate Change and Emissions Management Act has set requirements for facilities that emit. more than 100,000 tonnes of greenhouse gases a year to reduce baseline emissions intensities by 12 per cent. The oil sands sector accounts for roughly one-quarter of Alberta’s annual emissions. Companies have four choices to meet their reductions: (i) they can make operating improvements to their operations that will result in greenhouse gas emission reductions; (ii) they can purchase Alberta based offset credits; (iii) they can contribute to the Climate Change and Emissions Management Fund; or (iv) they can purchase or use emission performance credits (“EPCs”). EPCs are generated by facilities that have gone beyond the 12% mandatory intensity reduction and can be banked for future use or sold to other facilities that need to meet the reduction target. And, in November, 2015, the government of Alberta announced its climate leadership plan (the “CLP”) to reduce carbon emissions. The federal government has announced that provinces in Canada must enact an emissions reduction plan or Ottawa will impose a federal carbon tax in 2018. With the CLP, the government is launching an Alberta-first strategy designed specifically for Alberta’s own unique economy. The five key strategies that the government of Alberta will implement to address climate change under its CLP plan are: (i) implementation of a new carbon price on greenhouse gas emissions and ending pollution from coal-generated electricity with a complete phase-out of coal-fired sources of electricity by 2030; (ii) an Alberta economy-wide price on GHG emissions of $30/tonne will be applied to oil sands facilities; (iii) capping oil sands emissions to a province-wide total of 100 megatonnes per year, with certain exceptions for cogeneration power sources and new upgrading capacity; (iv) reducing methane emissions from oil and gas activities by 45 percent by 2025; and (v) developing more renewable energy.

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

In December 2015, Canada and 194 other countries that are members of the United Nations Framework Convention on Climate Change met in Paris, France and signed the Paris Agreement to fight climate change. The stated objective of the Paris Agreement is to hold the increase in global average temperature to well below 2 degrees Celsius above pre-industrial levels and to pursue efforts to limit the temperature increase to 1.5 degrees Celsius. Additionally, the Paris Agreement contemplates that, by 2020, the parties will develop a new market-based mechanism related to carbon trading. The government of Canada stated, at that time, that it will develop and announce a Canada-wide approach to implementing the Paris Agreement in early 2016. On October 5, 2016, the House of Commons approved Prime Minister Justin Trudeau’s October 3, 2016 motion to impose a carbon tax starting in 2018. Pursuant to the Prime Minister’s plan, the federal government will set a minimum price of $10 per tonne of carbon emissions in 2018 and the price will rise by $10 each year to $50 per tonne in 2022. The provinces and territories can choose to implement a direct carbon tax or adopt a cap-and-trade system which meets or exceeds the federal minimum price. The federal government will impose a direct carbon tax in any provinces or territories which fail to have a price or cap-and trade system is in place by 2018.

On April 9, 2016, the Canadian government published draft regulations providing details on the implementation of the Environmental Violations Administrative Monetary Penalties Act (“EVAMPA”), together with a Policy Framework, which outlines the basic policy framework of the Administrative Monetary Penalties (“AMP”) system at Environment and Climate Change Canada (“Environment Canada”). These draft regulations lead the way to the implementation of a federal AMP regime, more than five years after the adoption of the EEA on June 18, 2009. AMPs are enforcement measures and are intended to encourage compliance with environmental regulations. For industries, this new regime, if adopted, could represent a new challenge, since Environment Canada would now have a new tool to use to ensure the compliance with many federal environmental laws.

Employees

Our Company currently has two prime subcontractors and three full-time employees. For further information on our subcontractors see “Compensation Arrangements for Executive Officers” under Item 11 “Executive Compensation” of this Annual Report on Form 10-K. We expect that, from time to time, we will hire more employees, independent consultants and contractors during the stages of implementing our plans.

ITEM 1A.	RISK FACTORS

An investment in our common stock is speculative and involves a high degree of risk and uncertainty. You should carefully consider the risks described below, together with the other information contained in our reports filed with the U.S. Securities and Exchange Commission (“SEC”), including the consolidated financial statements and notes thereto of our Company before deciding to invest in our common stock. The risks described below are not the only ones facing our Company. Additional risks not presently known to us, or that we presently consider immaterial may also adversely affect our Company. If any of the following risks occur, our business, financial condition and results of operations and the value of our common stock could be materially and adversely affected.

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

We Have A History Of Losses And May Not Achieve Or Sustain Profitability In The Future. Since our inception, we have suffered recurring losses from operations and have been dependent on new investment to sustain our operations. During the years ended September 30, 2015 and 2014 we reported net losses of $1,884,667 and $1,995,858 respectively. We may not achieve profitability in the foreseeable future, if at all. In addition, our operating expenses may be more than our future revenue growth. We expect our future cost of revenue and operating expenses to continue to increase in the foreseeable future as we continue to expand on our thermal recovery operations at Sawn Lake, Alberta.

Future Price Declines May Result In A Write-Down Of Asset Carrying Values. Effective July 1, 2015, our Company adopted the full-cost method of accounting for costs related to our oil sands properties. Under the full cost method, oil and gas properties are subject to a ceiling test performed quarterly. A ceiling test write-down is recognized in net earnings if the carrying amount of a cost centre exceeds the “cost centre ceiling”. The cost centre ceiling is the sum of: (i) present value of the estimated future net cash flows from proved oil and natural gas reserves using a 10 percent per year discount factor; (ii) the costs of unproved properties not being amortized; (iii) the lower of cost or fair value of unproved properties included in the costs being amortized; and (iv) related income tax effects. During the 2015 and 2014 fiscal year, no ceiling test write-downs were recorded for our oil and gas properties. Costs associated with unproved properties are excluded from the depletion calculation until it is determined that proved reserves are attributable or impairment has occurred. Unproved properties are assessed annually for impairment. Costs that have been impaired are included in the costs subject to depletion within the full cost pool. A significant decline in oil prices from current levels, or other factors, without other mitigating circumstances, could cause a future write-down of our capitalized costs and a non-cash charge on our income statement.

The Successful Implementation Of Our Business Plan Is Subject To Risks Inherent In The Oil Sands Business. Our oil sands operations are subject to the economic risks typically associated with exploration, development and production activities, including the necessity of significant expenditures to locate and acquire properties and to drill exploratory wells. In addition, the cost and timing of drilling, completing, operating and acquiring regulatory approval for thermal recovery operations on our wells is often uncertain. In conducting exploration and development activities, the presence of unanticipated pressure or irregularities in formations, miscalculations or accidents may cause our exploration, development and production activities to be unsuccessful. This could result in a total loss of our investment in a particular property. If our efforts are unsuccessful in establishing proven reserves, the amounts capitalized as unproven costs may be written down and charged against earnings. Our exploitation and development of oil sands reserves depends upon access to the areas where our operations are to be conducted. We conduct a portion of our operations in regions where we are only able to do so on a seasonal basis. Unless the surface is sufficiently frozen, we are unable to access our properties, drill or otherwise conduct our operations as planned. In addition, if the surface thaws earlier than expected, we must cease our operations for the season earlier than planned. Our operations are affected by road bans imposed from time to time during the break-up and thaw period in the spring. Road bans are also imposed due to spring-break up, heavy rain, mud, rock slides and periods of high water, which can restrict access to our well sites and potential production facility sites. Our inability to access our properties or to conduct our operations as planned would result in a shutdown or slowdown of our operations, which would adversely affect our business.

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

Our Interests Are Held In The Form Of Leases That We May Be Unable To Retain. Our Sawn Lake oil sands properties are held as leases with working interests ranging from 25% to 100%. These leases to which we are a party are for a fixed term of 15 years, but contain a provision that allows us to extend the term of the lease so long as we meet the minimum level of evaluation as set out by the government of Alberta tenure guidelines. If we fail to meet the specific requirements of the lease regarding delay or non-payment of rental payments or we fail to meet the minimum level of evaluation, some or all of our leases may terminate or expire. There can be no assurance that any of the obligations required to maintain each lease will be met. The termination or expiration of our leases or the working interests relating to leases may reduce our opportunity to exploit a given prospect for production and thus could have a material adverse effect on our business, results of operations and financial condition.

We Expect Our Operating Expenses To Increase Substantially In The Future And We May Need To Raise Additional Funds. We have a history of net losses and expect that our operating expenses will increase substantially over the next 12 months as we continue to develop our oil sands leases. In addition, we may experience a material decrease in liquidity due to unforeseen cash calls or other events and uncertainties. As a result, we may need to raise additional funds, and such funds may not be available on favourable terms, if at all. If we cannot raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. This could have a material adverse effect on our business, results of operations and financial condition.

Our Ability To Produce Sufficient Quantities Of Oil From Our Properties May Be Adversely Affected By A Number Of Factors Outside Of Our Control. The business of exploring for and producing oil and gas involves a substantial risk of investment loss. Drilling oil wells involves the risk that the wells may be unproductive or that, although productive, the wells may not produce oil in economic quantities. Other hazards such as unusual or unexpected geological formations, pressures, fires, blowouts, loss of circulation of drilling fluids or other conditions may substantially delay or prevent completion of any well. Adverse weather conditions can also hinder drilling operations. A productive well could become uneconomic due to, for example, pressure depletion, water encroachment or mechanical difficulties, which could impair or prevent the production from the well. There can be no assurance that oil will be produced from all of our properties in which we have interests. Marketability of any oil that we acquire or discover may be influenced by numerous factors beyond our control. The marketability of our production will depend on the proximity of our reserves to and the capacity of, third party facilities and services, including oil and natural gas gathering systems, pipelines, trucking or terminal facilities, and processing facilities. The unavailability or insufficient capacity of these facilities and services could force us to shut-in producing wells, delay the commencement of production, or discontinue development plans for some of our properties, which would adversely affect our financial condition and performance. There may be periods of time when pipeline capacity is inadequate to meet our oil transportation needs. During periods when pipeline capacity is inadequate, we may be forced to reduce production or incur additional expense as existing production is compressed to fit into existing pipelines. Other risk factors include availability of drilling and related equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental protection. Our ability to manage these factors could have a material adverse effect on our business, results of operations and financial condition.

We Do Not Control All Of Our Operations. We do not operate all of our oil sands properties and we therefore have limited influence over the testing, drilling and production operations of those properties. Currently, we have a 90% working interest in 51 sections on six oil sands leases, a 100% working interest in five sections on one oil sands lease, where we are the operator of the 90% and 100% leases. We also have a 25% working interest in an additional 12 sections on two oil sands leases where one of our joint venture partners is the operator. These nine oil sands leases, which are all contiguous, cover 43,015 gross acres (17,408 gross hectares) where we currently have 34,096 net acres (13,798 net hectares). All nine oil sands leases are located in the Peace River oil sands area of Alberta, Canada. Our lack of operational control of the 12 sections currently not operated by us means we are exposed to the following possibilities:

•	the operator might initiate exploration or development on a faster or slower pace than we prefer, or shut-in a currently existing project;

•	the operator might propose to drill more wells or build more facilities on a project than we have funds for or that we deem appropriate, which could mean that we are unable or decline to participate in the project or share in the revenues generated by the project;

•	if the operator does not initiate a joint operation proposal to conduct further operations on these 12 sections, the non-operators are entitled to propose a joint operation that is separate from any already existing project. As a non-operator on those 12 sections, we might be unable to pursue further operations on those sections unless we and possibly other joint participating non-operators directly pay the entire cost thereof.

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

The AER governs our operations in Alberta, Canada and they have implemented a directive (“Directive 056”) through which the government of Alberta has issued its First Nations Consultation Policy on Land Management and Resource Development on May 16, 2005. The AER expects that all industry applicants must adhere to this policy and the consultation guidelines. These requirements and expectations apply to the licensing of all new energy developments and all modifications to existing energy developments, as covered in Directive 056. In the policy, the government of Alberta has developed consultation guidelines to address specific questions about how consultation for land management and resource development should occur in relation to specific activities. Prior to filing an application, the applicant must address all questions, objections, and concerns regarding the proposed development project and attempt to resolve them. This includes concerns and objections raised by members of the public, industry, government representatives, First Nations, Métis, and other interested parties. This process can cause significant delays in obtaining a drilling permit for exploration and/or a production well license for both oil and gas.

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

Changes in commodity prices may significantly affect our capital resources, liquidity and expected operating results. Price changes directly affect revenues and can indirectly impact expected production by changing the amount of funds available to reinvest in exploration and development activities. Reductions in oil could not only reduce revenues and profits, but could also reduce the quantities of reserves that are commercially recoverable. Significant declines in oil prices could result in non-cash charges to earnings due to write-downs.

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

Our Stock Price Could Decline. Our common stock is traded on the OTC marketplace. There can be no assurance that an active public market will continue for our common stock or that the market price for our common stock will not decline below its current price. Such price may be influenced by many factors, including but not limited to, investor perception of us and our industry and general economic and market conditions. The trading price of our common stock could be subject to wide fluctuations in response to announcements of our business developments or our competitors, quarterly variations in operating results, and other events or factors. In addition, stock markets have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market prices of companies, at times for reasons unrelated to their operating performance. Such broad market fluctuations may adversely affect the price of our common stock. Our stock price may decline as a result of future sales of our shares or the perception that such sales may occur.

We Could Be Subject To SEC Penalties If We Do Not File All Of Our SEC Reports. We have not timely filed this current Annual Report on Form 10-K, and subsequent Annual Report of Form 10-K for the year ended September 30, 2016, and subsequent quarterly reports on Form 10-Q as required to be filed by us with the SEC, in a timely manner. It is possible that the SEC could take enforcement action against us, including potentially the de-registration of our securities, if we fail to file our annual and quarterly reports in a timely manner as required by the SEC. If the SEC were to take any such actions, it could adversely affect the liquidity of trading in our common stock and the amount of information about our Company that is publicly available.

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

Office Leases

We lease and maintain office space in Edmonton, Alberta for corporate and administrative operations. This lease will expire on June 30, 2019.

Oil and Gas Properties

Acreage

Currently, we have a 90% working interest in 51 sections on six oil sands leases, a 100% working interest in five sections on one oil sands lease, and a 25% working interest in an additional 12 sections on two oil sands leases in the Peace River oil sands area of Alberta, all of these sections are contiguous. These nine oil sands leases cover 43,015 gross acres (17,408 gross hectares). Of the 68 contiguous sections on nine oil sands leases, one of our joint venture partners is the operator of 12 sections on two oil sands leases where we have a 25% working interest since the execution of the Farmout Agreement, and we are the operator on 56 sections on seven oil sands leases where we have working interests of either 90% or 100%. For further information, see Oil and Gas Properties on our Balance Sheet and Note 3, 4 and 5 in the notes to our consolidated financial statements contained herein.

The following table summarize, by geographic area, our gross and net developed and undeveloped Peace River oil sands rights under lease as of September 30, 2015:

Peace River Oil Sands Rights as of September 30, 2015

	Gross Hectares	Net Hectares	Gross Acres	Net Acres
Developed Acreage
Alberta, Canada	8	2	20	5
Total	8	2	20	5

Undeveloped Acreage
Alberta, Canada	17,400	13,796	42,995	34,091
Total	17,400	13,796	42,995	34,091

TOTAL Developed and Undeveloped	17,408	13,798	43,015	34,096

A developed acreage is considered to mean those acres spaced or assignable to productive wells, a gross acre is an acre in which a working interest is owned, and a net acre is the result that is obtained when the fractional ownership working interest of a lease is multiplied by gross acres of that lease. The number of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

Undeveloped acreage is considered to be those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil or natural gas, regardless of whether or not that acreage contains proven reserves, but does not include undrilled acreage held by production under the terms of a lease. As is customary in the oil and gas industry, we can generally retain our interest in undeveloped acreage by engaging in drilling activity that establishes commercial production sufficient to maintain the leases, or by paying delay rentals during the remaining primary term of such a lease. The oil sands leases in which we have an interest are for a primary term of 15 years, and if we meet the Minimum Level of Evaluation (“MLE”) as set out by the government of Alberta oil sands tenure guidelines we can continue these leases beyond their primary term for an indefinite period. For further information, see Oil and Gas Properties Note 3 in the notes to our consolidated financial statements contained herein in this Annual Report on Form 10-K.

Our current developed and undeveloped oil sands acreage as of November 30, 2017, covers 43,015 gross acres (34,096 net acres) on 68 sections of land under nine oil sands leases. Until we extend the leases “into perpetuity” based on the Alberta governmental regulations, the lease expiration dates of our nine oil sands leases are as follows:

(i)	32 sections of land or 20,242 gross acres (13,284 net acres) under five oil sands leases are set to expire on July 10, 2018. Of the five oil sands leases, it is our opinion that we have already met the governmental requirements on two of these leases and we will be applying to continue at least parts of these two leases into perpetuity;

(ii)	31 sections of land or 19,610 gross acres (17,649 net acres) under three oil sands leases are set to expire on August 19, 2019; and

(iii)	five sections of land or 3,163 gross acres (3,163 net acres) under one oil sands lease are set expire on April 9, 2024. It is our opinion that we have already met the governmental requirements for this lease and we will be applying to continue this lease into perpetuity.

Delivery Commitments

We are not subject to any obligations under existing delivery commitment contracts or agreements calling for the provision of fixed and determinable quantities of oil and gas.

Disclosure of Reserves

Our oil reserves are attributable solely to properties within Alberta, Canada. The following table discloses our Company’s estimated reserves attributable to our Sawn Lake oil sands properties located in the Peace River oil sands area of Alberta, Canada, as of September 30, 2015 and September 30, 2014, based on estimated constant prices and cost assumptions. We are reporting no proved, probable or possible reserves based on Petroleum Resources Management System (“PRMS”) standards as of September 30, 2015, as shown in the following table:

Summary of Oil and Gas Reserves (Constant Prices and Costs)

	Light and Medium Oil		Heavy Oil		Oil		Natural Gas		Natural Gas Liquids
Reserves Category	Gross (Mbbl)	Net (Mbbl)	Gross (Mbbl)	Net (Mbbl)	Gross (1) (Mbbl)	Net (2) (Mbbl)	Gross (Mmcf)	Net (Mmcf)	Gross (Mbbl)	Net (Mbbl)

SEPTEMBER 30, 2015:
Proved	–	–	–	–	–	–	–	–	–	–
Developed Producing	–	–	–	–	–	–	–	–	–	–
Developed Non-producing	–	–	–	–	–	–	–	–	–	–
Undeveloped	–	–	–	–	–	–	–	–	–	–
Total Proved	–	–	–	–	–	–	–	–	–	–
Probable	–	–	–	–	–	–	–	–	–	–
Total Proved plus Probable	–	–	–	–	–	–	–	–	–	–
Possible	–	–	–	–	–	–	–	–	–	–
Total Proved plus Probable plus Possible	–	–	–	–	–	–	–	–	–	–

SEPTEMBER 30, 2014:
Proved	–	–	–	–	–	–	–	–	–	–
Developed Producing	–	–	–	–	281	257	–	–	–	–
Developed Non-producing	–	–	–	–	–	–	–	–	–	–
Undeveloped	–	–	–	–	290	266	–	–	–	–
Total Proved	–	–	–	–	571	523	–	–	–	–
Probable	–	–	–	–	1,793	1,475	–	–	–	–
Total Proved plus Probable	–	–	–	–	2,364	1,998	–	–	–	–
Possible	–	–	–	–	2,320	1,900	–	–	–	–
Total Proved plus Probable plus Possible	–	–	–	–	4,684	3,898	–	–	–	–

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

In order to establish reasonable certainty with respect to our estimated proved reserves, if any, we employ in-situ technologies that have been demonstrated to yield results in the oil sands with consistency and repeatability. The technical data used in the estimation of our proved reserves, if any, include, but are not limited to, electrical logs, core analyses, geologic maps and available downhole and production data, seismic data, well test data and SAGD project results. Reserves, if any, attributable to our producing wells which have limited production history and for undeveloped locations are estimated using performance from analogous wells in the surrounding area and technical data to assess the reservoir continuity.

The accuracy of any reserve estimate is a function of the quality of available geological, geophysical, engineering and economic data, the precision of the engineering and geological interpretation and judgment. The estimates of our reserves, if any, and future cash flows are based on various assumptions and are inherently imprecise.

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

Preparation of Reserves Estimates and Reserves Evaluation

As disclosed above our Company is reporting no proved reserves as of September 30, 2015. Our properties are assessed and evaluated for reserves and resources by DeGolyer in compliance with SEC definitions and guidance and in accordance with generally accepted petroleum engineering principles. The technical persons employed by DeGolyer met the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Natural Gas Reserves Information promulgated by the Society of Petroleum Engineers.

Our properties are assessed and evaluated by independent examination and evaluation of our production data, reservoir pressure data, logs, geological data, and offset analogies. DeGolyer is provided full access to complete and accurate information pertaining to our properties, and to all applicable personnel of our Company. DeGolyer’s independent evaluation of our properties for reserves was supervised by Mr. Douglas S. Christie, Vice President of DeGolyer. Mr. Christie is a registered professional geologist in Alberta, Canada and has over 33 years of oil and gas industry experience and 22 years of application evaluation experience. Our Board recently appointed a reserves and resources committee consisting of four Board members. The reserves and resources committee members are Mr. Said Arrata, Mr. David Roff, Mr. Colin Outtrim and Mr. Curtis James Sparrow. Our reserves estimates, if any, and process for developing such estimates are reviewed by our current reserves and resources committee and approved by our management. Our management on behalf of our Board ensures compliance with SEC disclosure and internal control requirements along with verifying the independence of all third-party consultants. Our management is ultimately responsible for reserve estimates, if any, and reserve disclosures and ensuring that they are in accordance with the applicable regulatory requirements and industry standards and practices.

Estimates of oil and natural gas reserves, if any, are projections based on a process involving an independent third party engineering firm’s collection of all required geologic, geophysical, engineering and economic data, and such firm’s complete external preparation of all required estimates are forward-looking in nature. These reports rely upon various assumptions, including assumptions required by the SEC, such as constant oil and natural gas prices, operating expenses and future capital costs. The process also requires assumptions relating to availability of funds and timing of capital expenditures for development of our proven undeveloped reserves, if any. These reports should not be construed as the current market value of our past assigned reserves. Because of the uncertainties inherent in the interpretation of this data, we cannot be certain that reserves, if any, will ultimately be realized. Our actual results could differ materially.

Third Party Reports

The Company’s independent third party qualified reserves evaluator, DeGolyer and MacNaughton Canada Limited (“DeGolyer”), was engaged by the Company to independently evaluate the Company’s properties. DeGolyer is an Alberta Corporation with offices in Calgary, Alberta. DeGolyer is a subsidiary of DeGolyer and MacNaughton which has been providing petroleum consulting services throughout the world since 1936. DeGolyer was unable to assign SEC reserves as of September 30, 2015 to our Company’s Sawn Lake properties, as a result of permitting, pricing and operational issues. Therefore, DeGolyer did not prepare an update to our Company’s previous reserves report entitled, “Appraisal Report as of September 30, 2014 on the Proved and Probable Reserves of the Sawn Lake Property owned by Deep Well Oil & Gas, Inc. in Canada SEC Case” dated January 9, 2015. Included herein, as Exhibit 23.2, is a consent report from DeGolyer.

Proved Undeveloped Reserves

As disclosed above our Company is reporting no proved reserves as of September 30, 2015. Our previous year’s independent reserves report, prepared by DeGolyer, previously estimated that we had 290 thousand barrels of proved undeveloped reserves, before deduction of royalties as at September 30, 2014, on our Sawn Lake oil sands properties located in the Peace River oil sands area of Alberta, Canada. The following table discloses the material changes in our proved undeveloped reserves that occurred during the year:

	Oil (Bitumen)		Natural Gas
	Gross (1) (Mbbl)	Net (2) (Mbbl)	Gross (Mmcf)	Net (Mmcf)	Total BOE (MBOE)
Proved Undeveloped Reserves:
Beginning of year - as of September 30, 2014	290	266	–	–	290
Revisions of previous estimates	(290)	(266)	–	–	(290)
Improved recovery	–	–	–	–	–
Purchases of minerals in place	–	–	–	–	–
Extensions and discoveries	–	–	–	–	–
Production	–	–	–	–	–
Sales of minerals in place	–	–	–	–	–
End of year - as of September 30, 2015	–	–	–	–	–

(1) Gross Reserves – are defined as the Company’s working interest reserves (operating or non-operating) before deduction of royalties.

(2) Net Reserves – are defined as the Company’s working interest reserves (operating or non-operating) after deduction of royalties.

As of September 30, 2015, our Company is reporting no reserves based on the following revisions of its previous year’s proved reserve estimates:

Revisions of previous estimates – are revisions that represent changes in previous estimates of proved reserves, either upward or downward, resulting from new information (except for an increase in proved acreage) normally obtained from development drilling and production history or resulting from a change in economic factors. Our Company was not assigned any proved reserves on its properties due to economic factors; therefore our Company recorded a reduction in our Company’s proved undeveloped reserves of approximately 290 thousand barrels.

Improved recovery – are changes in reserve estimates resulting from application of improved recovery techniques. Our Company did not report any additions under improved recovery of proved reserves or any reserves.

Purchases of minerals in place – Our Company did not report any property acquisitions whereby our Company purchased any properties with proved reserves or any reserves.

Extensions and discoveries – are additions to proved reserves that result from (1) extension of the proved acreage of previously discovered reservoirs through additional drilling in periods subsequent to discovery and (2) discovery of new fields with proved reserves or of new reservoirs of proved reserves in old fields. Our Company did not report any additions under extensions or discoveries of proved reserves or any reserves.

Production – are downward revisions associated with actual production. Our Company’s first SAGD well pair began producing oil on September 16, 2014 and continued to produce throughout the fiscal year ending September 30, 2015. Our Company recorded a reduction in our Company’s reserves of approximately 26 thousand barrels due to production revisions.

Sales of minerals in place – For the year ended September 30, 2015, our Company did not report any sale of its properties of which had proved reserves or any reserves.

Reserves Reported to Other Agencies

Our Company is reporting no proved reserves as of September 30, 2015, in addition our Company is required to file a Statement of Reserves Data and Other Oil and Gas Information on Form 51-101F1 and any amendments with the Alberta Securities Commission pursuant to National Instrument 51-101 – Standard of Disclosure for Oil and Gas Activities, in which we reported no net oil reserves prepared in accordance with the Canadian Oil and Gas Evaluation Handbook (“COGEH”).

Oil and Gas Production, Production Prices and Production Costs

On September 16, 2014, the first SAGD well pair started producing oil from our joint Sawn Lake oil sands properties. We received our first revenue late in September of 2014 from the sales of our produced oil. The following table discloses our 25% working interest share of production and average sales price for the last three fiscal years:

	Oil
	Production(2)	Average Sales Price per Unit	Average Production Costs per Unit
Fiscal Year	(bbls)	($/bbl)	($/bbl)
Peace River Oil Sands, Alberta, Canada:
2017	–	$–	–
2016	19,156	$7.91		(3)
2015	25,737	$23.68		$(3)
2014(1)	819	$61.77		$(3)
2013	–	$–	$–

(1) First production began September 16, 2014.

(2) Our Company’s working interest share before royalties.

(3) Currently all of our operating costs from the SAGD Project are being paid by the Farmee under the terms of the Farmout Agreement

Productive Wells

The following table sets forth our gross and net productive oil wells as of September 30, 2015:

	Producing Oil Wells				Producing Gas Wells		Total
	Gross		Net		Gross	Net	Gross	Net
Gas	–		–		–	–	–	–
Oil	1	(1)	0.25	(1)	–	–	1	0.25

(1) SAGD producer well

As of the fiscal years ended September 30, 2016 and 2017 all of our producing wells were still shut-in.

Drilling and Other Exploratory and Development Activities

The following table summarizes the results of our drilling activities in the Peace River oil sands area of Alberta during the fiscal years ended September 30, 2017, 2016, 2015, 2014 and 2013.

	Development (Net Wells)						Exploratory (Net Wells)
	Oil		Gas	Service Well		Dry	Oil	Gas	Service Well	Dry	Total Net wells
2017
Alberta, Canada	–		–	–		–	0.25	–	–	–	–
2016
Alberta, Canada	–		–	–		–	–	–	–	–	–
2015
Alberta, Canada	–		–	–		–	–	–	–	–	–
2014
Alberta, Canada	0.25	(1)	–	0.75	(2)	–	–	–	–	–	1
2013
Alberta, Canada	–		–	–		–	–	–	–	–	–

(1) Our 25% working interest in one SAGD producer well.

(2) Our 25% working interest in one SAGD steam injection well, one water source well and one disposal well.

Present Activities – Peace River Oil Sands, Alberta Canada (Sawn Lake Properties)

We recently participated in drilling one core well in August of 2017. The well was drilled to a total depth of 681 meters. The results of this well will be used for an application for continuation of the mineral rights on one of our oil sands leases.

Currently we have no wells in the process of being drilled. However, we have 11 exploratory wells on our Sawn Lake oil sands properties that we previously drilled and completed which are currently suspended. And in addition to the 11 exploratory wells, we also have one SAGD well pair which is also temporarily shut-in.

As previously disclosed, on July 30, 2013, we are participating in a SAGD Project with our joint venture partners, whereby our Company holds a 25% working interest. The SAGD Project consists of one SAGD well pair drilled to an approximate depth of 650 meters and a horizontal length of 780 meters and the SAGD facility for steam generation, water handling, and bitumen treating. Steam injection commenced in May 2014 and production commenced on September 16, 2014. The SAGD Project was producing from September to the end of February 2016. In January and February of 2016, production from the SAGD Project reached a steady state average of 615 barrels per day (“bopd”), on a 100% basis (154 bopd net to us), with an average SOR of 2.1 from the one SAGD well pair. The early production results of the current SAGD Project successfully confirmed the capability of the Bluesky reservoir to produce using thermal recovery technology. However, at that time, given the low-price environment for bitumen, our Company’s joint venture partners voted to suspend the SAGD Project operations at the end of February 2016.

In early May of 2016, an amended application was submitted to the AER for an expansion of the existing SAGD Project facility site which would potentially increase the operations up to a total of eight SAGD well pairs. The amended application sought approval to expand the current SAGD Project facility site to 3,200 bopd (100% basis). It is anticipated that only five SAGD well pairs will be needed to achieve this production level. The AER approval for the expansion of the existing SAGD Project was granted on December 14, 2017. Currently, the SAGD Project continues to move forward with engineering and identification of long lead time items towards potential expansion to 3,200 bopd and future development at Sawn Lake. The SAGD Project expansion is dependent on, numerous factors including but not limited to, the approval of the joint venture partners.

As previously disclosed, on July 31, 2013, we entered into the Farmout Agreement. In accordance with the Farmout Agreement, the Farmee has agreed to provide up to $40,000,000 in funding for our portion of the costs for the SAGD Project, in return for a net 25% working interest in 12 sections where we had a working interest of 50% before the execution of the Farmout Agreement. The Farmee will also provide funding to cover monthly operating expenses of our Company, not to exceed $30,000 per month. In addition, and as amended, the Farmee had the option to elect, prior to December 31, 2015, by committing an additional $110,000,000 of financing to the development of our Company’s Sawn Lake oil sands properties, to obtain an additional working interest of 45% to 50% in the remaining 56 sections of land where we have working interests ranging from 90% to 100%. The Farmee did not exercise its option to acquire such additional working interests. The total share of the material costs and operating expenses of our Company’s joint SAGD Project, has been funded in accordance with the Farmout Agreement. As required by the Farmout Agreement, as of October 31, 2017, the Farmee has since reimbursed our Company and/or paid the operator approximately $20.8 million ($26.7 million Cdn) in total for the Farmee’s share and our share of the capital costs and operating expenses of the SAGD Project. These costs include the capital costs of the drilling and completion of one SAGD well pair; the purchase and transportation of equipment; installation and construction of the steam plant facility; testing and commissioning; the purchase of the water source and disposal wells; construction of pipelines and expenditures to connect and tie-in the source water wells to the steam plant facility along with a fuel source tie-in pipeline; equipment for processing and treating the bitumen production at the SAGD facility site; replacement of the electrical submersible pump; some front end costs for the expansion; and the start-up operating expenses associated with the steaming and production of one SAGD well pair.

Currently, we have in place joint operating agreements (our “Joint Operating Agreements”) with our joint venture partners to manage the operations of our joint oil sands leases. Under these agreements our joint oil sands leases were evaluated seismically, geologically and by drilling to establish the continuity and the distribution of the crude bituminous-bearing Bluesky reservoir zone across our joint lands. The development progress of our properties is governed by several factors such as federal and provincial governmental regulations. Long lead times in getting regulatory approval for thermal recovery projects are commonplace in our industry. Road bans, winter access only roads and environmental regulations can and often do delay development of similar projects. Because of these and other factors, our oil sands project can take significantly longer to complete than regular conventional drilling programs for lighter oil. To date, our geological, engineering and economic studies lead us to believe that our working interest can support future full profitable commercial production.

In August 2013, we received approval from the AER for our HCSS Project application. It is anticipated that we will develop a thermal demonstration project on our properties followed by a commercial expansion project on one half section of land located on section 10-92-13W5 of our Sawn Lake oil sands properties where we currently have a 90% working interest. This application, submitted in early 2012, was an application to modify our previously approved in-situ demonstration project for a well to test thermal production on our Sawn Lake oil sands leases. This modification changed the vertical CSS well earlier approved, into a thermal recovery project to test two wells that use a horizontal application of CSS. We received the final performance results and revised reservoir modeling studies from our current SAGD Project which will be used to fine-tune our HCSS Project facility design before we initiate start-up operations on the half of a section of land where we plan to drill two horizontal wells to test the use of HCSS technology. We performed an environmental field study and surveyed the proposed location of our planned HCSS Project site and recently received AER approval for the surface wellsite and access road for this project.

ITEM 3.	LEGAL PROCEEDINGS

We are not aware of any material pending legal actions against our Company.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Deep Well’s stock is currently quoted on the OTC Marketplace under the trading symbol DWOG. The following table sets forth the high and low sales prices for Deep Well common stock as reported on the OTC Marketplace for the fiscal years indicated below. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions:

	High	Low

Fiscal September 30, 2014
First Quarter	$0.60	$0.27
Second Quarter	$0.43	$0.27
Third Quarter	$0.42	$0.15
Fourth Quarter	$0.41	$0.27
Fiscal September 30, 2015
First Quarter	$0.34	$0.12
Second Quarter	$0.20	$0.06
Third Quarter	$0.12	$0.07
Fourth Quarter	$0.16	$0.07
Fiscal September 30, 2016
First Quarter	$0.09	$0.03
Second Quarter	$0.04	$0.02
Third Quarter	$0.07	$0.03
Fourth Quarter	$0.07	$0.03
Fiscal September 30, 2017
First Quarter	$0.06	$0.02
Second Quarter	$0.03	$0.02
Third Quarter	$0.05	$0.01
Fourth Quarter	$0.03	$0.02

Holders of Record

As of November 30, 2017, we had approximately 169 holders of record of our shares of common stock. Our Company estimates that investment dealers and other nominees are the record holders for approximately 2,121 beneficial holders.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of September 30, 2015 with respect to shares of Deep Well’s common stock that may be issued under our existing equity compensation plans.

	Equity Compensation Plan as of September 30, 2015
Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	12,430,000	(1)	$0.26	10,507,461	(2)

Equity compensation plans not approved by security holders	–		–	–

Total	12,430,000		$0.26	10,507,461	(2)

(1) On March 23, 2011, our Board granted our directors, Dr. Horst A. Schmid, Mr. Said Arrata, Mr. Satya Das, Mr. David Roff, Mr. Curtis Sparrow and Mr. Malik Youyou, options to purchase 450,000 shares each of common stock at an exercise price of $0.14 per share of common stock, with one-third vesting immediately, one-third vesting on March 23, 2012, and one-third vesting on March 23, 2013, each with a five-year life from the original grant date. On June 20, 2013, our Board granted our directors Dr. Horst A. Schmid, Mr. Said Arrata, Mr. Satya Das, Mr. David Roff, Mr. Curtis Sparrow and Mr. Malik Youyou, options to purchase 450,000 shares each of common stock at an exercise price of $0.05 per share of common stock, with one-third vesting immediately, one-third vesting on June 20, 2014, and one-third vesting on June 20, 2015, each with a five-year life from the original grant date. And on June 20, 2013, our Board also granted two consultants, Portwest Investments Ltd. and Concorde Consulting, options to purchase 1,000,000 shares each of common stock at an exercise price of $0.05 per share of common stock, with one-half vesting immediately and one-half vesting on June 20, 2014, each with a five-year life from the original grant date. And on June 20, 2013, our Board also granted one employee of our Company, options to purchase 150,000 shares of common stock at an exercise price of $0.05 per share of common stock, with one-third vesting immediately, one-third vesting on June 20, 2014, and one-third vesting on June 20, 2015, with a five-year life from the original grant date. From August 12 to 15, 2013, six of our directors and one consultant exercised a total of 3,200,000 stock options. On October 28, 2013, the our Board granted a contractor an option to purchase 250,000 shares of common stock at an exercise price of $0.30 per share of common stock, all vesting immediately, with a five-year life, for his services in connection with the Farmout Agreement. On December 4, 2013, the Board appointed Mr. Pascal Nodé-Langlois to its Board and in connection with this appointment the Board granted Mr. Nodé-Langlois an option to purchase 450,000 shares each of common stock at an exercise price of $0.34 per share of common stock, 150,000 vesting immediately and the remaining vesting one-third on December 4, 2014, and one-third on December 4, 2015, with a five-year life. On September 19, 2014, the Board granted Dr. Horst A. Schmid, Mr. Said Arrata, Mr. Satya Das, Mr. Pascal Node-Langlois, Mr. David Roff, Mr. Curtis Sparrow and Mr. Malik Youyou options to purchase 600,000 shares each of common stock at an exercise price of $0.38 per share of common stock, 200,000 vesting immediately and the remaining vesting one-third on September 19, 2015, and one-third on September 19, 2016, with a five-year life. On September 19, 2014, the Board granted two consultants, Portwest Investments Ltd. and Concorde Consulting, an option to purchase each 1,200,000 shares each of common stock at an exercise price of $0.38 per share of common stock, 600,000 vesting immediately and remaining vesting on September 19, 2015. On September 19, 2014, the Board granted one employee an option, expiring five years after the date of grant, to purchase 180,000 shares each of common stock at an exercise price of $0.38 per share of common stock, with the option to purchase 60,000 shares vesting immediately and the option to purchase 60,000 shares on September 19, 2015, and another 60,000 shares on September 19, 2016. On November 17, 2014, the Board appointed Mr. Colin Outtrim to its Board and in connection with this appointment the Board granted Mr. Outtrim an option, expiring five years after the date of grant, to purchase 600,000 shares each of common stock at an exercise price of $0.23 per share of common stock, with the option to purchase 200,000 shares vesting immediately and the option to purchase 200,000 shares on November 17, 2015, and another 200,000 shares on November 17, 2016.

(2) Based on 229,374,605 issued and outstanding shares as at September 30, 2015. The maximum number of common shares that may be reserved for issuance under the Stock Option Plan (as defined below), as amended, may not exceed 10% of our Company’s issued and outstanding common shares.

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

On March 23, 2016, 900,000 option shares that were previously issued on March 23, 2011 expired unexercised.

Performance Graph

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and therefore are not required to provide the information required under this item.

Recent Sales of Unregistered Securities

Effective November 23, 2012, pursuant to a subscription agreement, our Company completed a private placement with Mr. Malik Youyou of an aggregate of 42,857,142 units at a price of $0.07 per unit, for total gross proceeds of $3,000,000. Each unit is comprised of one share of common stock and one common share purchase warrant. Each warrant entitles the holder to purchase one share of common stock at a price of $0.105 for a period of three years from the date of closing, provided that if the closing price of the common shares of our Company on the principal market on which our common shares trade is equal to or exceeds $1.00 for thirty consecutive trading days, the warrant term will automatically accelerate to the date that is thirty calendar days following the date that written notice has been given to the warrant holder. No commission or finder’s fees were payable in connection with this private placement. The units were issued pursuant to Regulation S (“Regulation S”) under the Securities Act of 1933, as amended (the “Securities Act”). The warrants will expire on November 23, 2015 unless expiration is automatically accelerated. As approved and by our Board on July 28, 2015, the expiration date of the warrants has been amended from November 23, 2015 to November 23, 2016, in consideration for a reduction in the number of outstanding warrant shares from 42,857,142 warrant shares to 31,106,494 warrant shares, with all other terms of the original warrant remaining the same. The warrants have since expired unexercised.

On July 10, 2013, pursuant to a subscription agreement, our Company closed a private placement with Portwest Investments Ltd. (“Portwest”) a company 100% owned by Dr. Horst A. Schmid, of an aggregate of 850,000 units at a price of $0.05 per unit, for total gross proceeds of $42,500. Each unit is comprised of one share of common stock and one common share purchase warrant. Each warrant entitles the holder to purchase one share of common stock at a price of $0.075 for a period of three years from the closing date, provided that if the closing price of the common stock of our Company on the principal market on which our shares trade is equal to or exceeds $1.00 for thirty consecutive trading days, the warrant term shall automatically accelerate to the date which is thirty calendar days following the date that written notice has been given to the warrant holder. No commission or finder’s fees were payable in connection with this private placement. The units were issued pursuant to Regulation S. The warrants will expire on June 20, 2016 unless expiration is automatically accelerated. On August 12, 2013, Portwest, upon a partial exercise of their warrant acquired 330,000 common shares of our Company at an exercise price of $0.075 per share. On June 20, 2016, 520,000 warrants expired unexercised.

On July 31, 2013, pursuant to a subscription agreement, our Company closed a private placement to one investor, our current Farmee, of an aggregate of 45,111,778 shares of common stock for total gross proceeds of $22,000,000. As per the private placement documents, the common stock was to be issued to the investor after September 20, 2013 but before November 30, 2013. On October 16, 2014, we issued 45,111,778 shares of our common stock to the Farmee. No commission or finder’s fees were payable in connection with this private placement. The shares of common stock were issued pursuant to Regulation S.

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

On July 28, 2015, our Board approved the extension of the expiration date of certain warrants granting the owners thereof the right to purchase shares of the Company’s common stock. The exercise price of the warrants remained unchanged at $0.105 per share. As a result of this extension, the expiration dates of the warrants were amended from the original expiry date of November 23, 2015 to November 23, 2016, with all other terms of the original warrants remaining in full force and effect. In consideration of extending the expiry date of this series of warrants, the number of outstanding warrants was reduced from 71,857,141 to 52,155,221 common share purchase warrants. On November 23, 2016, 52,155,221 warrants expired unexercised.

As of November 23, 2016, our Company has no outstanding warrants to acquire common shares of our Company.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of equity securities by our Company or affiliated purchasers during the fourth quarter of the fiscal year ended September 30, 2015.

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

Our consolidated financial statements and information are reported in US dollars and are prepared based upon US generally accepted accounting principles (“US GAAP”). On December 21, 2017, the daily closing rate of exchange for Canadian dollars expressed in US$ was Cdn$1.00 = US$0.7853 as reported by the Bank of Canada.

General Overview

Deep Well Oil & Gas, Inc., along with its subsidiaries through which it conducts business, is an emerging independent junior oil sands exploration and development company headquartered in Edmonton, Alberta, Canada. Our immediate corporate focus is to develop the existing oil sands land base where we have working interests ranging from 25% to 100% in the Peace River oil sands area of Alberta, Canada. Our principal office is located at Suite 700, 10150 - 100 Street, Edmonton, Alberta, Canada T5J 0P6, our telephone number is (780) 409-8144, and our fax number is (780) 409-8146. Deep Well Oil & Gas, Inc. is a Nevada corporation and trades on the OTC Marketplace under the symbol DWOG. We maintain a website at www.deepwelloil.com or www.DWOG.com. The contents of our website are not part of the annual report on Form 10-K for the fiscal year ended September 30, 2015.

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

During the fourth quarter of 2015, our Company voluntarily changed its method of accounting for our oil and gas properties from the successful efforts method to the full cost method of accounting. Accordingly, financial information for prior periods has been recast to reflect retrospective application of the full cost method. We believe that the full cost method is preferable as it better reflects the results of our Company’s operations and the economics of exploring for and developing our non-traditional long life oil sands assets in the Peace River oil sands area in Alberta. See Note 2 - Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K. The following table sets forth summarized financial information:

	September 30,	September 30,
	2015	2014
		(As adjusted*)

Revenue	$609,575	$50,570
Provincial Royalty expenses	(93,168)	(3,454)
Revenue, net of royalty	516,407	47,116

Expenses
Operating expenses	1,913,991	239,820
Operating expense covered by Farmout	(1,397,584)	(192,705)
General and administrative	1,821,528	1,926,422
Depreciation, accretion and depletion	81,762	100,610

Net loss from operations	(1,903,290)	(2,027,031)

Other income and expenses
Rental and other income	13,914	19,675
Interest income	4,709	11,112
Gain on disposal of assets	–	386

Net loss and comprehensive loss	$(1,884,667)	$(1,995,858)

* Financial information for 2014 has been recast to reflect retrospective application of the full cost method of accounting. See Note 2 of the consolidated financial statements contained herein this Annual Report on Form 10-K.

First production from our present joint Steam Assisted Gravity Drainage Demonstration Project (the “SAGD Project”) began on September 16, 2014. For the first fiscal year ending September 30, 2015, oil revenue totaled $609,575 before deduction of royalties. For the year ending September 30, 2015, the volume of oil delivered was 25,737 barrels net to our Company, before royalties, with an average oil sales price of $23.68 per barrel ($29.00 per barrel Cdn). The realized sales price of our oil is discounted for diluent, blending, trucking, pipeline access and additional treating costs compared to the West Texas Intermediate (“WTI”) benchmark price, but paid in Canadian

Existing SAGD Project Surface Facility located on Section 7-30-91-12W5.

dollars. While oil prices remained low in 2015, the Canadian dollar weakened and offset some of this impact in 2015. Our net operating margin after operating expenses is zero since at this time any negative operating margins are reimbursed to us under the farmout agreement we entered into on July 31, 2013 (the “Farmout Agreement”) with an additional joint venture partner (the “Farmee”) to fund our share of the current SAGD Project. Transportation costs are included in these operating costs. Therefore, the total share of the capital costs and operating expenses of our Company’s joint SAGD Project, has been funded in accordance with the Farmout Agreement, at a net cost to our Company of $Nil. As required by the Farmout Agreement, the Farmee has since reimbursed our Company and/or paid the operator in total approximately $20.8 million ($26.7 million Cdn) for the Farmee’s share and our share of the capital costs and operating expenses of the SAGD Project as of October 31, 2017. These costs included the drilling and completion of one SAGD well pair; the purchase and transportation of equipment of which included the once through steam generator (“OTSG”), production tanks, water treatment plant, and power generators; installation and construction of the steam plant facility; testing and commissioning; the purchase of the water source and disposal wells; construction of pipelines and expenditures to connect and tie-in the source and disposal water wells to the steam plant facility along with a fuel source tie-in pipeline; equipment for processing and treating the bitumen production at the SAGD facility site; replacement of the electrical submersible pump; front end costs for the expansion; and the operating expenses associated with the steaming and production of the one SAGD well pair.

For the year ended September 30, 2015, our general and administrative expenses decreased by $104,894 compared to the year ended September 30, 2014. This was a 5.45% decrease from the 2014 year which was primarily due to a decrease in legal fees of $72,404 and a decrease of general office expenses. These decreases in expenses were offset by an increase of foreign exchange loss of $40,660 and an increase of $29,188 in non-cash share based compensation charged to expense, which was mainly due to vested stock options we granted in 2014 to our directors and contractors. We also received $360,000 during the current fiscal year from the Farmee in accordance with a Farmout Agreement to offset some of our monthly operational expenses.

For the year ended September 30, 2015, our share based compensation expense was $1,116,545 compared to $1,087,356 for the year ended September 30, 2014. After adjusting for the non-cash items, mainly share based compensation and foreign exchange, our general and administrative expenses were $816,314 for the year ended September 30, 2015 compared to $988,852 for the year ended September 30, 2014.

For the year ended September 30, 2015, our depreciation and accretion expense decreased by $18,848 compared to the year ended September 30, 2014, which was primarily due to the depreciating value of our assets. Our depreciation expense is computed using the declining balance method over the estimated useful life of the asset. In compliance with our accounting policy, only half of the depreciation is taken in the year of acquisition.

For the year ended September 30, 2015, our rental and other income decreased by $5,761 compared to the year ended September 30, 2014, which was primarily due to a decrease of road use income.

As a result of the above transactions, our net loss and comprehensive loss from operations for the year ended September 30, 2015 decreased by $111,191 compared to the year ended September 30, 2014. As discussed above this increase was primarily due to the decrease in legal fees and general and administrative expenses.

Operations

In accordance with the Farmout Agreement the Farmee has agreed to provide up to $40,000,000 in funding for our portion of the costs for the SAGD Project in return for a net 25% working interest in 12 sections where we had a working interest of 50% before the execution of the Farmout Agreement. The Farmee is also required to provide funding to cover monthly operating expenses of our Company provided that such funding shall not exceed $30,000 per month. In addition, the Farmee had the option, exercisable up to December 31, 2015, to commit an additional $110,000,000 of financing to the development of our Company’s Sawn Lake oil sands properties, to obtain an additional working interest of 45% to 50% in the remaining 56 sections of land where we have working interests ranging from 90% to 100%. The Farmee did not exercise their option.

The first SAGD well pair established that SAGD thermal technology is effective in producing oil from the Bluesky reservoir formation at Sawn Lake. Our SAGD Project also provided valuable productivity information about the Bluesky reservoir. The following graph sets out the production levels since the project started producing. In October of 2015, the operator began steam rate trials to optimize production while lowering the steam injection rate, thereby lowering the steam to oil ratio (“SOR”). The SOR is reflective of the amount of steam needed to produce one barrel of oil. The average SOR for January and February of 2016 was 2.1.

These production numbers along with the corresponding SORs compare favorably to analogous reservoirs in thermal recovery projects that we are monitoring and using as a basis of comparison. The capital costs of the existing SAGD Project steam plant facility, with pipelines and one SAGD well was approximately $26.5 million (Cdn $34.8 million) on a 100% working interest basis, of which our share is covered under the Farmout Agreement (these capital costs do not include the start-up operating expenses to initiate oil production from the SAGD well pair). As a result of the low-price environment for bitumen in 2015 and early 2016, our Company’s joint venture partners decided to suspend the SAGD Project operations at the end of February 2016.

The current SAGD Project has:

•	confirmed that the SAGD process works in the Bluesky formation at Sawn Lake,
•	established characteristics of ramp up through stabilization of SAGD performance,
•	indicated the productive capability and SOR of the reservoir and
•	provided critical information required for well and facility design associated with future commercial development.

The first SAGD well pair, for the SAGD Project, was drilled to a vertical depth of approximately 650 meters with a horizontal length of 780 meters each. Steam injection commenced in May 2014 and production started in September of 2014. Production from this one SAGD well pair and increased significantly over the 18-month period it produced. In January and February of 2016 production from the SAGD Project reached a steady state averaging 615 bopd, on a 100% basis (154 bopd net to us), with an average SOR of 2.1 from one SAGD well pair. It is expected that a reactivation of the existing SAGD Project facility and current SAGD well pair will be part of the potential commercial expansion along with the previously AER approved second SAGD well pair. In early May of 2016, an amended application was submitted to the AER for an expansion of the existing SAGD Project facility site which would potentially increase the operation for up to a total of eight SAGD well pairs. The amended application sought approval to expand the current SAGD Project facility site to 3,200 bopd (100% basis). It is anticipated that only five SAGD well pairs need to be operating to achieve this production level. The expanded facility will be designed to handle up to 3,200 bopd. The AER approval for the expansion of the existing SAGD Project was granted on December 14, 2017. While the joint venture has not yet approved to expand the SAGD Project, currently, the SAGD Project continues to move forward with engineering and identification of long lead time items towards potential expansion to 3,200 bopd and future development at Sawn Lake. Expanding the SAGD Project is a significant step towards establishing commercially viability at Sawn Lake on a larger scale.	Oil sales terminal at our joint SAGD Project

We also recently participated in drilling one core well in August of 2017. The well was drilled to a total depth of 681 meters. The results of this well will be used for an application for continuation of the mineral rights on one of our oil sands leases.

On March 18, 2014 and June 27, 2014, through our subsidiary company, Northern Alberta Oil Ltd. (“Northern”), we entered into and subsequently closed two Acquisition of Royalty Interest Agreements and General Indenture of Conveyance, Assignment and Transfer Agreements (collectively the “Agreements”), with one of our joint venture partners (our “JV Partner”) and one related party, Mr. Malik Youyou, who is a director and majority shareholder of our Company, (the “Related Party”) whereby we acquired and cancelled 5.5% of the disputed Purported 6.5% Royalty claim on certain lands owned by us. Our counsel and the vendor’s counsel negotiated the terms and conditions of the Agreements. Pursuant to the terms and conditions of the Agreements, we paid the following consideration:

(i)	$2,435,124 to our JV Partner for the purchase and transfer of an undivided 3% interest out of the Purported 6.5% Royalty. The consideration paid was the original cost (in Canadian dollars) that our JV Partner paid to acquire its 3% interest in the Purported 6.5% Royalty.

(ii)	$1,007,000 to the Related Party, for the purchase and transfer of an undivided 2.5% interest out of the Purported 6.5% Royalty. The consideration paid was for the reimbursement of the original cost that the Related Party paid to acquire this 2.5% interest in the Purported 6.5% Royalty from an arm’s length third party.

Although we continue to deny the validity of the Purported 6.5% Royalty, we determined that it was in the best interests of our shareholders to come to an arrangement to acquire and cancel most of the Purported 6.5% Royalty to prevent a potential encumbrance over our land and the possibility of future litigation resulting from this alleged royalty claim.

In August 2013, we received approval from the AER for our horizontal cyclic steam stimulation project (“HCSS Project”) application. It is anticipated that we will develop a thermal demonstration project on our properties followed by a commercial expansion project on one half section of land located on section 10-92-13W5 of our Sawn Lake oil sands properties where we currently have a 90% working interest. We have since received the final performance results and revised reservoir modeling studies from our SAGD Project which will be used to fine-tune our HCSS Project facility design before we initiate start-up operations on the half of a section of land where we plan to drill two horizontal wells to test the use of HCSS technology. We performed an environmental field study and surveyed the proposed location of our planned HCSS Project site and recently received AER approval for the surface wellsite and access road for this project.

Currently, we have a 90% working interest in 51 sections on six oil sands leases and a 100% working interest in five sections on one oil sands lease in the Peace River oil sands area of Alberta, where we are the operator. In addition, we have a 25% working interest in another 12 sections on two oil sands leases in the Peace River oil sands area of Alberta. These nine oil sands leases are contiguous and cover 43,015 gross acres (17,408 gross hectares) with our Company having 34,096 net acres (13,798 net hectares) as shown in the map below. The development progress of our properties is governed by several factors such as federal and provincial governmental regulations. Long lead times in getting regulatory approval for thermal recovery projects are commonplace in our industry. Road bans, winter access only roads and environmental regulations can, and often, do delay development of similar projects. Because of these and other factors, our oil sands project could take significantly longer to complete than regular conventional drilling programs for lighter oil.

Liquidity and Capital Resources

As of September 30, 2015, our total assets were $23,684,393 compared to $24,944,171 as of September 30, 2014. This decrease of $1,259,778 was due to a decrease of $1,292,929 in our current assets, which was primarily due to cash used for general and administrative expenses and a decrease in our accounts receivable, as a result of a subsequent reimbursement of $1,075,440 (Cdn $1,200,000) from the Farmee in October 2014 for the SAGD Project winterization program. Oil and Gas properties increased by $1,303,740 due to recasting certain prior costs that were previously expensed under successful efforts from inception up to the September 30, 2015.

For the year ended September 30, 2015, we performed an assessment of our carrying costs of our unproven oil sands properties and determined that no write-down of our oil and gas properties as of September 30, 2015 was necessary. No write-downs of our unproven oil sands properties were recorded in the year ended September 30, 2014. However, our unproven oil sands properties may be at risk for future ceiling test write-downs. It is potentially possible that continued declines in oil prices and possible changes to our Company’s drilling plans in response to lower prices, or increases in drilling or operating costs could result in other additional write-downs to our Company’s unproven oil sands properties.

As of September 30, 2015, our total liabilities were $703,531 compared to $1,200,188 as of September 30, 2014. This decrease of $496,657 in our total liabilities was primarily the result of our payment for outstanding accounts payable to the operator of the SAGD Project for operating expenses, which was subsequently reimbursed to us by the Farmee just before our 2014 fiscal year end, in accordance with the terms of the Farmout Agreement.

Our working capital is as follows.

	September 30, 2015	September 30, 2014
Current Assets	$2,125,800	$3,418,729
Current Liabilities	276,924	731,175
Working Capital	$1,848,876	$2,687,554

As of September 30, 2015, our Company had working capital of $1,848,876 compared to our working capital of $2,687,554 as of September 30, 2014. This decrease is mainly the result of the net change of accounts receivable, offset by the decrease of accounts payable as described above and cash used for general and administrative expenses. As of September 30, 2015, we had no long-term third-party debt other than our estimated asset retirement obligations on our oil and gas properties. On July 31, 2013, we entered into the Farmout Agreement to fund our share of the costs of our joint SAGD Project. As of September 30, 2015, we recorded $183,222 in accounts payable due to the operator for our working interest share of the outstanding monthly operating expenses of the SAGD Project, which is reimbursable by the Farmee in accordance with the Farmout Agreement. Therefore, this amount is also recorded in accounts receivable to be paid to us from the Farmee to cover our share of the costs of the SAGD Project.

As reported on our Consolidated Statement of Cash Flows under “Operating Activities”, for the year ending September 30, 2015, our net cash used in operating activities was $386,168 compared to $1,319,135 for the year ended September 30, 2014. This decrease of $932,967 was primarily the result of non-cash working capital related to accounts receivable and accounts payable as disclosed above and cash used for general and administrative expenses.

As reported on our Consolidated Statement of Cash Flows under “Investing Activities”, we had a decrease of $3,642,300 in the investment in our oil and gas properties for the year ended September 30, 2015, compared to the year ended September 30, 2014. This decrease is due to the royalty purchases to acquire a 5.5% interest out of the Purported 6.5% Royalty, as previously described above.

As reported on our Consolidated Statement of Cash Flows under “Financing Activities”, for the year ended September 30, 2015, we received $5,000 from one shareholder in exchange for 47,618 shares of our common stock upon the exercise by that shareholder of warrants at an exercise price of $0.105 per common share.

Our cash and cash equivalents for the year ending September 30, 2015 were $1,786,270 compared to $2,324,755 in the year ending September 30, 2014. This decrease of $538,485 in cash was primarily due to general and administrative expenses. As of September 30, 2015, we had no long-term debt other than our estimated asset retirement obligations on our oil and gas properties.

Our current SAGD Project operating costs are covered by the Farmout Agreement. For our long-term operations, we anticipate that, among other alternatives, we may raise funds during the next twenty-four months through sales of our equity securities or debt. We also note that if we issue more shares of our common stock, our stockholders will experience dilution in the percentage of their ownership of common stock. We may not be able to raise sufficient funding from stock sales for long-term operations and if so, we may be forced to delay our business plans until adequate funding is obtained.

Full Cost Method of Accounting

Our Company’s Board adopted the full cost method of accounting for its oil sands activities effective July 1, 2015. Our Company’s Management determined that it is preferable to change its accounting policy for its oil sands properties and adopt the full cost method under U.S. GAAP to better reflect our non-traditional oil sands resource assets in the Peace River oil sands area in Alberta, Canada.

The full cost method of accounting for oil and gas operations requires that all costs associated with the exploration for and development of oil and gas reserves be capitalized on a country by country basis. Such costs include lease acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling both productive and non-productive wells, production equipment and overhead charges directly related to acquisition, exploration and development activities.

Under the full cost method, oil and gas properties are subject to a ceiling test performed quarterly. A ceiling test write-down is recognized in net earnings if the carrying amount of a cost centre exceeds the “cost centre ceiling”. The cost centre ceiling is the sum of: (i) present value of the estimated future net cash flows from proved oil and natural gas reserves using a 10 percent per year discount factor; (ii) the costs of unproved properties not being amortized; (iii) the lower of cost or fair value of unproved properties included in the costs being amortized; and (iv) related income tax effects. During the 2015 fiscal year, no ceiling test write-downs were recorded for our oil and gas properties. Costs associated with unproved properties are excluded from the depletion calculation until it is determined that proved reserves are attributable or impairment has occurred. Unproved properties are assessed annually for impairment. Costs that have been impaired are included in the costs subject to depletion within the full cost pool.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report, including all referenced Exhibits, contains “forward-looking statements” within the meaning of the US federal securities laws. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “may,” “believe,” “intend,” “will,” “anticipate,” “expect,” “estimate,” “project,” “future,” “plan,” “strategy,” “probable,” “possible,” or “continue,” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters, often identify forward-looking statements. For these statements, Deep Well claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this Annual Report include, among others, statements with respect to:

•	our current business strategy;
•	our future financial position and projected costs;
•	our projected sources and uses of cash;
•	our plan for future development and operations, including the building of all-weather roads;
•	our drilling and testing plans;
•	our proposed plans for further thermal in-situ development or demonstration project or projects;
•	the sufficiency of our capital in order to execute our business plan;
•	our reserves and resources estimates;
•	the timing and sources of our future funding.
•	the quantity and value of our reserves;
•	the intent to issue a distribution to our shareholders;
•	our or our operator’s objectives and plans for our current SAGD Project;
•	our plans for development of our Sawn Lake properties;
•	production levels from our current SAGD Project;
•	costs of our current SAGD Project;
•	funding from the Farmee to pay our costs for the current SAGD project in connection with the Farmout Agreement;
•	additional sources of funding from the Farmout Agreement;
•	funding from the Farmee to cover our monthly operating expenses;
•	our access and availability to third-party infrastructure;
•	present and future production of our properties; and
•	expectations regarding the ability of our Company and its subsidiaries to raise capital and to continually add to reserves through acquisitions and development.

These forward-looking statements are based on the beliefs and expectations of our management and are subject to significant risks and uncertainties. If underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results may differ materially from current expectations and projections. Factors that could cause actual results to differ materially from those set forward in the forward-looking statements include, but are not limited to:

•	changes in general business or economic conditions;
•	changes in governmental legislation or regulation that affect our business;
•	our ability to obtain necessary regulatory approvals and permits for the development of our properties, including obtaining the required water licences from Alberta Environment to withdraw water for our thermal operations;
•	changes to the greenhouse gas reduction program and other environmental and climate change regulations which are adopted by provincial or federal governments of Canada or which are being considered, which may also include cap and trade regimes, carbon taxes, increased efficiency standards, each of which could increase compliance costs and impose significant penalties for non-compliance;
•	increase in taxes and changes to existing legislation affecting governmental royalties or other governmental initiatives;
•	future marketing and transportation of our produced bitumen;
•	our ability to receive approvals from the AER for additional tests to further evaluate the wells on our lands;
•	our Farmout Agreement and joint operating agreements;
•	opposition to our regulatory requests by various third parties;
•	actions of aboriginals, environmental activists and other industrial disturbances;
•	the costs of environmental reclamation of our lands;
•	availability of labor or materials or increases in their costs;
•	the availability of sufficient capital to finance our business or development plans on terms satisfactory to us;

•	adverse weather conditions and natural disasters affecting access to our properties and well sites;
•	risks associated with increased insurance costs or unavailability of adequate coverage;
•	volatility in market prices for oil, bitumen, natural gas, diluent and natural gas liquids. A decline in oil prices could result in a downward revision of our future reserves and a ceiling test write-down of the carrying value of our oil sands properties, which could be substantial and could negatively impact our future net income and stockholders’ equity;
•	competition;
•	changes in labor, equipment and capital costs;
•	future acquisitions or strategic partnerships;
•	the risks and costs inherent in litigation;
•	imprecision in estimates of reserves, resources and recoverable quantities of oil, bitumen and natural gas;
•	product supply and demand;
•	changes and amendments in the Canadian Oil and Gas Evaluation Handbook and or the Petroleum Resources Management System to general disclosure of reserves and resources standards and specific annual reserves and resources disclosure requirements for reporting issuers with oil and gas activities;
•	future appraisal of potential bitumen, oil and gas properties may involve unprofitable efforts;
•	the ability to meet minimum level of requirements to continue our oil sands leases beyond their expiry dates;
•	changes in general business or economic conditions;
•	risks associated with the finding, determination, evaluation, assessment and measurement of bitumen, oil and gas deposits or reserves;
•	geological, technical, drilling and processing problems;
•	third party performance of obligations under contractual arrangements;
•	failure to obtain industry partner and other third party consents and approvals, when required;
•	treatment under governmental regulatory regimes and tax laws;
•	royalties payable in respect of bitumen, oil and gas production;
•	unanticipated operating events which can reduce production or cause production to be shut-in or delayed;
•	incorrect assessments of the value of acquisitions, and exploration and development programs;
•	stock market volatility and market valuation of the common shares of our Company;
•	fluctuations in currency and interest rates; and
•	the additional risks and uncertainties, many of which are beyond our control, referred to elsewhere in this Annual Report and in our other SEC filings.

The preceding bullets outline some of the risks and uncertainties that may affect our forward-looking statements. For a full description of risks and uncertainties, see the sections elsewhere in this Annual Report entitled “Risk Factors” and “Environmental Laws and Regulations”. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. Any forward-looking statement speaks only as of the date on which it was made and, except as required by law, we disclaim any obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q, 8-K and any other SEC filing or amendments thereto should be consulted.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 under the Exchange Act and therefore are not required to provide the information required under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Deep Well Oil & Gas, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheet of Deep Well Oil & Gas, Inc. and its subsidiaries (the “Company”) as of September 30, 2015, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Deep Well Oil & Gas, Inc. and its subsidiaries as of September 30, 2015, the results of their consolidated operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Turner, Stone & Company, L.L.P.

Dallas, Texas

December 27, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Deep Well Oil & Gas, Inc.

We have audited the accompanying consolidated balance sheets of Deep Well Oil & Gas, Inc. (“the Company”) as of September 30, 2014 (as adjusted), and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Deep Well Oil & Gas, Inc. as of September 30, 2014 (as adjusted), and the results of its operations and cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

January 13, 2015

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)

Consolidated Balance Sheets

September 30, 2015 and September 30, 2014

	September 30,	September 30,
	2015	2014
		(As adjusted*)

ASSETS
Current Assets
Cash and cash equivalents	$1,786,270	$2,324,755
Accounts receivable net of allowance of $Nil (September 30, 2014 - $Nil)	301,832	1,050,099
Prepaid expenses	37,698	43,875

Total Current Assets	2,125,800	3,418,729

Long term investments	372,971	409,618
Oil and gas properties, net, based on full cost method of accounting	20,981,652	20,856,626
Property and equipment, net	203,970	259,198

TOTAL ASSETS	$23,684,393	$24,944,171

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$272,091	$714,198
Accounts payable and accrued liabilities– related parties	4,833	16,977

Total Current Liabilities	276,924	731,175

Asset retirement obligations (Note 10)	426,607	469,013

TOTAL LIABILITIES	703,531	1,200,188

SHAREHOLDERS’ EQUITY
Common Stock: (Note 11)
Authorized: 600,000,000 shares at $0.001 par value Issued and outstanding: 229,374,605 shares (September 30, 2014 – 229,326,987 shares)	229,374	229,326
Additional paid in capital	42,605,007	41,040,447
Accumulated Deficit	(19,853,519)	(17,525,790)

Total Shareholders’ Equity	22,980,862	23,743,983

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$23,684,393	$24,944,171

* Financial information for 2014 has been recast to reflect retrospective application of the Full Cost method of accounting. See Note 2.

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)

Consolidated Statements of Operations and Comprehensive Income (Loss)

For the Years Ended September 30, 2015 and 2014

	September 30,	September 30,
	2015	2014
		(As adjusted*)

Revenue	$609,575	$50,570
Royalty expenses	(93,168)	(3,454)
Revenue, net of royalty	516,407	47,116

Expenses
Operating expenses	1,913,991	239,820
Operating expense covered by Farmout	(1,397,584)	(192,705)
General and administrative	1,821,528	1,926,422
Depreciation, accretion and depletion	81,762	100,610

Net loss from operations	(1,903,290)	(2,027,031)

Other income and expenses
Rental and other income	13,914	19,675
Interest income	4,709	11,112
Gain on disposal of assets	–	386

Net loss and comprehensive loss	$(1,884,667)	$(1,995,858)

Net loss per common share
Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Outstanding Shares (in thousands)
Basic and Diluted	229,374	229,326

* Financial information for 2014 has been recast to reflect retrospective application of the Full Cost method of accounting. See Note 2.

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)

Consolidated Statements of Shareholders’ Equity

For the Years Ended September 30, 2015 and 2014

	Common Shares
			Additional
			Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at September 30, 2013 (As recast*)	229,326,987	$229,326	$39,953,091	$(15,529,932)	$24,652,485

Options granted for services	–	–	1,087,356	–	1,087,356

Net operating loss for the year ended September 30, 2014 (As adjusted*)	–	–	–	(1,995,858)	(1,995,858)

Balance at September 30, 2014 (As recast*)	229,326,987	$229,326	$41,040,447	$(17,525,790)	$23,743,983

Warrants
- Exercised October 3, 2014 (Note 11)	47,618	48	4,954	–	5,002
- Warrants modification (Note 11)	–	–	443,062	(443,062)	–

Options granted for services	–	–	1,116,544	–	1,116,544

Net operating loss for the year ended September 30, 2015	–	–	–	(1,884,667)	(1,884,667)

Balance at September 30, 2015	229,374,605	$229,374	$42,605,007	$(19,853,519)	$22,980,862

* Financial information for 2014 has been recast to reflect retrospective application of the Full Cost method of accounting. See Note 2.

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)

Consolidated Statements of Cash Flows

For the Years Ended September 30, 2015 and 2014

	September 30,	September 30,
	2015	2014
		(As adjusted*)

Operating Activities
Net loss	$(1,884,667)	$(1,995,858)
Items not affecting cash:
Share-based compensation	1,116,544	1,087,356
Depreciation, accretion and depletion	81,762	100,610
Bad debts	–	428
Gain on disposal of assets	–	(386)
Net changes in non-cash working capital (Note 13)	300,193	(511,285)

Net Cash Used in Operating Activities	(386,168)	(1,319,135)

Investing Activities
Purchase of property and equipment	–	(2,046)
Investment in oil and gas properties	(193,966)	(3,716,711)
Long-term investments	36,647	(80,862)

Net Cash Used in Investing Activities	(157,319)	(3,799,619)

Financing Activities
Payments on loan payable – related parties	–	(189,500)
Proceeds from issuance of common stock	5,002	–

Net Cash Provided by (Used in) Financing Activities	5,002	(189,500)

Decrease in cash and cash equivalents	(538,485)	(5,308,254)

Cash and cash equivalents, beginning of period	2,324,755	7,633,009

Cash and cash equivalents, end of period	$1,786,270	$2,324,755

Supplemental Cash Flow Information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

* Financial information for 2014 has been recast to reflect retrospective application of the Full Cost method of accounting. See Note 2.

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)

Notes to the Consolidated Financial Statements

September 30, 2015 and 2014

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

Change in Accounting Principle

During the fourth quarter of 2015, the Company voluntarily changed its method of accounting for its oil and gas properties from the successful efforts method to the full cost method. Accordingly, financial information for prior periods has been recast to reflect retrospective application of the full cost method. The Company believes that the full cost method is preferable as it reflects the results of the Company’s operations and the economics of exploring for and developing its non-traditional long life oil sands assets in the Peace River oil sands area in Alberta, Canada. The Company’s consolidated financial statements have been recast to reflect these differences.

The following tables present the effects of the change to the full cost method on the consolidated statement of operations:

Year ended September 30, 2015

	As reported under the successful efforts method	As reported under the full cost method	Effect of change

Expenses
General and administrative	$1,867,619	$1,821,528	$(46,091)

Depreciation, accretion and depletion	$86,835	$81,762	$(5,073)

Net loss from operations	(1,954,454)	(1,903,290)	51,164

Net loss and comprehensive loss	$(1,935,831)	$(1,884,667)	$51,164

Net loss per common share
Basic and Diluted	$(0.01)	$(0.01)	$–

Year ended September 30, 2014

	As reported under the successful efforts method	As reported under the full cost method	Effect of change

Expenses
General and administrative	$1,970,824	$1,926,422	$(44,402)

Net loss from operations	(2,071,433)	(2,027,031)	44,402

Net loss and comprehensive loss	$(2,040,260)	$(1,995,858)	$44,402

Net loss per common share
Basic and Diluted	$(0.01)	$(0.01)	$–

The following tables present the effects of the change to the full cost method on the consolidated balance sheet:

Year ended September 30, 2015

	As reported under the successful efforts method	As reported under the full cost method	Effect of change

ASSETS
Oil and gas properties, net	$19,677,912	$20,981,652	$1,303,740

TOTAL ASSETS	$22,380,653	$23,684,393	$1,303,740

SHAREHOLDERS’ EQUITY
Accumulated deficit	(20,714,197)	(19,853,519)	860,678

Total Shareholders’ Equity	21,677,122	22,980,862	1,303,740

TOTAL LIABILTIES AND SHAREHOLDERS’ EQUITY	$22,380,653	$23,684,393	$1,303,740

Year ended September 30, 2014

	As reported under the successful efforts method	As reported under the full cost method	Effect of change

ASSETS
Oil and gas properties, net	$19,604,050	$20,856,626	$1,252,576

TOTAL ASSETS	$23,691,595	$24,944,171	$1,252,576

SHAREHOLDERS’ EQUITY
Accumulated deficit	(18,778,366)	(17,525,790)	1,252,576

Total Shareholders’ Equity	22,491,407	23,743,983	1,252,576

TOTAL LIABILTIES AND SHAREHOLDERS’ EQUITY	$23,691,595	$24,944,171	$1,252,576

The following tables present the effects of the change to the full cost method on the consolidated statement of cash flows:

Year ended September 30, 2015

	As reported under the successful efforts method	As reported under the full cost method	Effect of change

Cash flows from operating activities
Net loss	$(1,935,831)	$(1,884,667)	$51,164

Depreciation, accretion and depletion	$86,835	$81,762	$(5,073)
Cash used in operating activities	$(432,259)	$(386,168)	$46,091

Cash flows from investing activities
Investment in oil and gas properties	$(147,875)	$(193,966)	$(46,091)

Cash used in investing activities	$(111,228)	$(157,319)	$(46,091)

Year ended September 30, 2014

	As reported under the successful efforts method	As reported under the full cost method	Effect of change

Cash flows from operating activities
Net loss	$(2,040,260)	$(1,995,858)	$44,402

Cash used in operating activities	$(1,363,537)	$(1,319,135)	$44,402

Cash flows from investing activities
Investment in oil and gas properties	$(3,672,309)	$(3,716,711)	$(44,402)

Cash used in investing activities	$(3,755,217)	$(3,799,619)	$(44,402)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

Accounts Receivable, net

As of September 30, 2014, accounts receivable included a prepayment by the Company of $1,075,440 ($1,200,000 Cdn) that the Company subsequently collected from Farmout partner on October 21, 2014.

Allowance for Doubtful Accounts

The Company determines allowances for doubtful accounts based on aging of specific accounts. Accounts receivable are stated at the historical carrying amounts net of allowances for doubtful accounts and include only the amounts the Company deems to be collectable. The allowance for bad debts was $nil and $nil at September 30, 2015 and September 30, 2014, respectively.

Crude oil and natural gas properties

The Company follows the full cost method of accounting for oil sands properties pursuant to SEC Regulation S-X Rule 4-10. The full cost method of accounting for oil and gas operations requires that all costs associated with the exploration for and development of oil and gas reserves be capitalized on a country by country basis. Such costs include lease acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling both productive and non-productive wells, production equipment and overhead charges directly related to acquisition, exploration and development activities.

Under the full cost method, oil and gas properties are subject to the ceiling test performed quarterly. A ceiling test write-down is recognized in net earnings if the carrying amount of a cost centre exceeds the “cost centre ceiling”. The carrying amount of the cost centre includes the capitalized costs of proved oil and natural gas properties, net of accumulated depletion and deferred income taxes. The cost centre ceiling is the sum of (A) present value of the estimated future net cash flows from proved oil and natural gas reserves using a 10 percent per year discount factor, (B) the costs of unproved properties not being amortized, and (C) the lower of cost or fair value of unproved properties included in the costs being amortized; less (D) related income tax effects. During the 2015 fiscal year, no ceiling test write-downs were recorded for our oil and gas properties.

Costs associated with unproved properties are excluded from the depletion calculation until it is determined that proved reserves are attributable or impairment has occurred. Unproved properties are assessed annually for impairment. Costs that have been impaired are included in the costs subject to depletion within the full cost pool.

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

Depreciation, Depletion and Amortization

Capitalized costs within each country are depleted and depreciated on the unit-of-production method based on the estimated gross proved reserves as determined by independent petroleum engineers. Depletion and depreciation is calculated using the capitalized costs, including estimated asset retirement costs, plus the estimated future costs to be incurred in developing proved reserves, net of estimated salvage value.

Costs of acquiring and evaluating unproved properties and major development projects are initially excluded from the depletion and depreciation calculation until it is determined whether or not proved reserves can be assigned to such properties. Costs of unproved properties and major development projects are transferred to depletable costs based on the percentage of reserves assigned to each project over the expected total reserves when the project was initiated. These costs are assessed periodically to ascertain whether impairment has occurred.

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

Revisions in estimated liabilities can result from revisions of estimated inflation rates, escalating retirement costs, and changes in the estimated timing of settling asset retirement obligations. As at September 30, 2015 and 2014, asset retirement obligations amount to $426,607 and $469,013, respectively. The Company has posted bonds, where required, with the Government of Alberta based on the amount the government estimates the cost of abandonment and reclamation to be.

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

Financial, Concentration and Credit Risk

The Company’s consideration or related financial credit risk related to cash and cash equivalents depends on if funds are fully insured by either The Canada Deposit Insurance Corporation (“CDIC”), or The Credit Union Deposit Guarantee Corporation (“CUDGC”) deposit insurance limit. As of the 2015 fiscal year end the Company has approximately $863,334 funds that are in excess of deposit insurance limits, which may have been adjusted to financial credit risk. For the Company funds that are maintained in a financial institution which has its deposits fully guaranteed by CUDGC, there is no financial credit risk.

The Company is not directly subject to credit risk resulting from the concentration of its crude oil sales. For the years ended September 30, 2015 and 2014, the Company has recorded oil sales received from the operator of the Company’s producing properties. The Company’s joint venture partner is the operator of the Company’s producing properties and it is the Company’s joint venture partner who sells 100% of the Company’s oil production to 11 purchasers in the oil and gas industry. The Company does not require collateral and management periodically evaluates the operator’s financial statements and the collectability of oil sales receivables from the operator and believes that the Company’s oil sales receivables are fully collectable and that the risk of loss is minimal.

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

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights, unless the exercise becomes antidilutive and then the basic and diluted per share amounts are the same. There were 65,105,221 potentially dilutive securities excluded from the the diluted earnings per share calculation because their effect would be antidilutive.

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

Share-Based Compensation

The Company accounts for stock options granted to directors, officers, employees and non-employees using the fair value method of accounting. The fair value of stock options for directors, officers, employees and their corporate entities and employees are calculated at the date of grant and are expensed over the vesting period of the options on a straight-line basis. For non-employees, the fair value of the options is measured on the earlier of the date at which the counterparty performance is complete or the date at which the performance commitment is reached. The Company uses the Black-Scholes model to calculate the fair value of stock options issued, which requires certain assumptions to be made at the time the options are awarded, including the expected life of the option, the expected number of granted options that will vest and the expected future volatility of the stock. The Company reflects estimates of award forfeitures at the time of grant and revises in subsequent periods, if necessary, when forfeiture rates are expected to change.

Recently Adopted Accounting Standards

In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606) — Deferral of the Effective Date.” ASU 2015-14 defers the effective date of ASU 2014-09 by one year to annual reporting periods beginning after December 15, 2017 with early adoption permitted for periods beginning after December 15, 2016. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” requiring lessees to recognize lease assets and lease liabilities for most leases classified as operating leases under previous U.S. GAAP. The guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company will be required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

The Company’s oil sands acreage as of September 30, 2015, covers 43,015 gross acres (34,096 net acres) on 68 sections of land under nine oil sands leases. Until the Company extends the leases “into perpetuity” based on the Alberta governmental regulations, the lease expiration dates of the Company’s nine oil sands leases are as follows:

(i)	32 sections of land under 5 oil sands leases are set to expire on July 10, 2018. It is the Company’s opinion that the Company has already met the governmental requirements on two of these leases and it will be applying to continue these two leases into perpetuity;

(ii)	31 sections of land under 3 oil sands leases are set to expire on August 19, 2019; and

(iii)	5 sections of land under 1 oil sands lease are set expire on April 9, 2024. It is the Company’s opinion that the Company has already met the governmental requirements for this lease and it will be applying to continue this lease into perpetuity.

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

Lease Rental Commitments

The Company has acquired interests in certain oil sands properties located in North Central Alberta, Canada. The terms include certain commitments related to oil sands properties that require the payments of rents as long as the leases are non-producing. As of September 30, 2015, the Company’s net payments due under this commitment are as follows:

	(USD $)	(Cdn $)
2016	$36,008	48,294
2017	$36,008	48,294
2018	$36,008	48,294
2019	$21,979	29,478
2020	$3,340	4,480
Subsequent	$13,361	17,920

The government of Alberta owns this land and the Company has acquired the rights to perform oil activities on these lands. If the Company meets the conditions of the leases the Company will then be permitted to drill on and produce oil from the land into perpetuity. These conditions give the Company until the expiration of the leases to meet the following requirements on its oil sands leases:

1)	The Alberta Department of Energy has relaxed the drilling requirements under section 3(2)(a) option 1 of the Oil Sands Tenure Regulation of the Mines and Minerals Act of Alberta. Under the relaxed rules the Company would now have to drill 26 wells throughout the 68 sections to preserve all of the Company’s nine oil sands leases; or

2)	drill 44 wells within the 68 sections and having acquired and processed two miles of seismic on each other undrilled section.

With the revised requirements the Company now plans to meet the first of these conditions. As at September 30, 2015 and 2014, out of the 26 wells to be drilled in option 1 above, the Company has an interest in ten wells which it has drilled, logged and cored, which can be counted towards these requirements, and in addition the Company has also identified three other wells drilled and logged through the oil sands zone by others who own or owned the rights to explore zones deeper than the Company’s Bluesky zone where the Company has oil sands rights. The wells drilled by others may be included in the satisfaction of these requirements under option 1 above. Therefore, under option 1 above the Company may have to drill up to another 13 wells to preserve all of the 68 sections. In the event the Company does not drill all or part of the 13 wells the Company can also elect to retain a portion of each lease where the Company has identified the reservoir and has completed the amount of work to retain that portion of the lease. Presently, without drilling any more wells it is the Company’s opinion that under the newer rules the Company can retain about 67% of the lands where the Company has already identified resources.

In the event that the Company uses option 2 above, the Company has also acquired and processed 25 miles of seismic on the leases, which can be counted towards the option 2 requirements. The Company’s joint venture partner and operator of the SAGD Project has also acquired additional seismic that can be used towards the requirements under option 2 above.

The Company follows the full cost method of accounting for costs of oil properties. Under this method, oil and gas properties, for which no proved reserves have been assigned, must be assessed at least annually to ascertain whether or not a write down should occur. Unproven properties are assessed annually, or more frequently as economic events indicate, for potential write down.

This consists of comparing the carrying value of the asset with the asset’s expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions. Proven oil properties are reviewed for any write down on a field-by-field basis. No write downs were recognized for the year ended September 30, 2015 (September 30, 2014 - $nil).

Capitalized costs of proven oil properties will be depleted using the unit-of-production method when the property is placed in production.

Substantially all of the Company’s oil activities are conducted jointly with others. The accounts reflect only the Company’s proportionate interest in such activities.

Farmout Agreement

On July 31, 2013, the Company entered into a Farmout agreement (the “Farmout Agreement”) with an additional joint venture partner (the “Farmee”) to fund the Company’s share of the Alberta Energy Regulator (“AER”) approved SAGD Project at the Company’s Sawn Lake heavy oil reservoir in North Central Alberta, Canada. In accordance with the Farmout Agreement the Farmee has agreed to provide up to $40,000,000 in funding for the Company’s portion of the costs for the SAGD Project, in return for a net 25% working interest in 12 sections where the Company had a working interest of 50% (before the execution of the Farmout Agreement). The Farmee will also provide funding to cover monthly operating expenses of the Company, of which the first such monthly payment began in respect of the month of August 2013 and shall not to exceed $30,000 per month. In addition, until December 31, 2015, as amended on November 17, 2014, the Farmee has the option to elect to obtain a working interest of 45% to 50% working interest in the remaining 56 sections of land where the Company has working interests ranging from 90% to 100%, by committing an additional $110,000,000 of financing to the development of the Company’s Sawn Lake oil sands properties. As of the date of the options expiration, December 31, 2015, the Farmee did not exercise its option to acquire such interests.

Acquisition of Royalty Interests

On March 18, 2014 and June 27, 2014, the Company, through its 100% wholly owned subsidiary company Northern Alberta Oil Ltd., entered into and subsequently closed two Acquisition of Royalty Interest Agreements and General Indenture of Conveyance, Assignment and Transfer Agreements (collectively the “Agreements”), with the Company’s joint venture partner (“JV Partner”) and one related party (Mr. Malik Youyou), whereby the Company acquired and cancelled 5.5% of a disputed 6.5% overriding royalty claim (the “Purported 6.5% Royalty”) potentially on some lands owned by the Company. The Company’s counsel and vendor’s counsel negotiated the terms and conditions of both the “Acquisition of Royalty Interest” and “General Indenture of Conveyance, Assignment and Transfer” agreements. Although the Company does not confirm the validity of the Purported 6.5% Royalty, the Company determined that it was in the best interests of its shareholders to come to an arrangement to acquire and cancel most of the Purported 6.5% Royalty to prevent a potential encumbrance over its land or the possibility of future litigation resulting from these alleged royalty claims. Pursuant to the terms and conditions of the Agreements to acquire the purported overriding royalty interest claims, the Company paid the following consideration:

(i)	US $2,435,124 (Cdn $2,697,600) was paid to the JV Partner for the purchase and transfer of an undivided 3% interest out of the Purported 6.5% Royalty. The consideration paid was the original cost (in Canadian dollars) that the JV Partner paid to acquire its 3% interest in the Purported 6.5% Royalty.

(ii)	US $1,007,000 was paid to Mr. Malik Youyou, who is a director and majority shareholder of the Company, for the purchase and transfer of an undivided 2.5% interest out of the Purported 6.5% Royalty. The consideration paid was for the reimbursement of the original cost (in US dollars) that Mr. Youyou paid to acquire this 2.5% interest in the Purported 6.5% Royalty from an arm’s length third party.

4.	CAPITALIZATION OF COSTS INCURRED IN OIL AND GAS ACTIVITIES

The following table illustrates capitalized costs relating to oil producing activities as of September 30, 2015 and September 30, 2014:

	September 30, 2015	September 30, 2014
Unproved Oil and Gas Properties	$21,044,015	$20,903,872
Proved Oil and Gas Properties	–	4,568
Accumulated Depreciation and Depletion	(62,363)	(51,814)
Net Capitalized Cost	$20,981,652	$20,856,626

Depreciation and depletion expense for the years ended September 30, 2015 and 2014 were $10,549 and $10,067 respectively.

5.	EXPLORATION ACTIVITIES

The following table presents information regarding the Company’s costs incurred in the oil property acquisition, exploration and development activities for the years ended September 30, 2015 and September 30, 2014:

	September 30, 2015	September 30, 2014
Acquisition of Properties:
Proved	$–	$–
Unproved	135,575	3,736,748
Exploration costs	46,351	47,182
Development costs	–	–

6.	INVESTMENT IN EQUITY SECURITIES

On February 25, 2005, the Company acquired an interest in Signet Energy Inc. (“Signet” formerly Surge Global Energy, Inc.) as a result of a Farmout Agreement dated February 25, 2005. Signet amalgamated with Andora Energy Corporation (“Andora”) in 2007.

As of November 19, 2008, the Company converted its Signet shares into 2,241,558 shares of Andora, which presently represents an equity interest in Andora of approximately 2.24% as of December 31, 2014, which is Andora’s fiscal year end. These shares are carried at a nominal value using the cost method and their value is included under oil and gas properties on the Company’s balance sheet.

7.	PROPERTY AND EQUIPMENT

	September 30, 2015
		Accumulated	Net Book
	Cost	Depreciation	Value
Computer equipment	$32,198	$31,834	$364
Office furniture and equipment	34,130	28,412	5,718
Software	5,826	5,826	–
Leasehold improvements	4,936	4,936	–
Portable work camp	170,580	153,585	16,995
Vehicles	38,077	34,269	3,808
Oilfield equipment	249,045	157,833	91,212
Road mats	364,614	328,152	36,462
Wellhead	3,254	2,353	901
Tanks	96,085	47,575	48,510
	$998,745	$794,775	$203,970

	September 30, 2014
		Accumulated	Net Book
	Cost	Depreciation	Value
Computer equipment	$32,198	$31,264	$934
Office furniture and equipment	34,130	26,880	7,250
Software	5,826	5,826	–
Leasehold improvements	4,936	4,936	–
Portable work camp	170,580	146,211	24,369
Vehicles	38,077	32,637	5,440
Oilfield equipment	249,045	135,030	114,015
Road mats	364,614	312,525	52,089
Wellhead	3,254	2,053	1,201
Tanks	96,085	42,185	53,900
	$998,745	$739,547	$259,198

There was $55,228 of depreciation expense for the year ended September 30, 2015 (September 30, 2014 - $72,956).

8.	LONG-TERM INVESTMENTS

Long-term investments consist of cash held in trust by the AER which bears interest at a rate of prime minus 0.375% and has no stated date of maturity. These investments are required by the AER to ensure there are sufficient future cash flows to meet the expected future asset retirement obligations and are restricted for this purpose.

9.	SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Accounts payable – related parties was $4,833 as of September 30, 2015 (September 30, 2014 - $16,977) for expenses to be reimbursed to directors. This amount is unsecured, non-interest bearing, and has no fixed terms of repayment.

As of September 30, 2015, officers, directors, their families, and their controlled entities have acquired 53.63% of the Company’s outstanding common capital stock. This percentage does not include unexercised warrants or stock options.

The Company incurred expenses $147,006 to one related party, Concorde Consulting, an entity controlled by a director, for professional fees and consulting services provided to the Company during the year ended September 30, 2015 (September 30, 2014 - $198,703). These amounts were fully paid as of September 30, 2015.

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

The total future asset retirement obligation is estimated by management based on the Company’s net working interests in all wells and facilities, estimated costs as determined by the Alberta Energy Regulator to reclaim and abandon wells and facilities and the estimated timing of the costs to be incurred in future periods. At September 30, 2015, the Company estimates the undiscounted cash flows related to asset retirement obligation to total approximately $602,613 (September 30, 2014 - $ 689,445). The fair value of the liability at September 30, 2015 is estimated to be $426,607 (September 30, 2014 - $ 469,013) using a risk free rate of 3.74% and an inflation rate of 2%. The actual costs to settle the obligation are expected to occur in approximately 28 years.

Changes to the asset retirement obligation were as follows:

	September 30, 2015	September 30, 2014
Balance, beginning of period	$469,013	$446,155
Liabilities incurred	35,031	73,395
Effect of foreign exchange	(93,421)	(64,079)
Disposal	–	(4,045)
Accretion expense	15,984	17,587
Balance, end of period	$426,607	$469,013

11.	COMMON STOCK

As of September 30, 2015, the Company had outstanding 229,374,605 shares of common stock.

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

The Company valued the affected warrants immediately before and after the warrants modification. The value of the warrants after the modification was increased by $443,062, resulting in an accounting adjustment to additional paid-in capital and accumulated deficit in the consolidated statements of shareholders’ equity.

The following table summarizes the Company’s warrants outstanding as of September 30, 2015:

	Shares Underlying Warrants Outstanding			Shares Underlying Warrants Exercisable
Range of Exercise Price	Shares Underlying Warrants Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Warrants Exercisable	Weighted Average Exercise Price

$0.105 at September 30, 2015	52,155,221	1.15	$0.105	52,155,221	$0.105
$0.075 at September 30, 2015	520,000	0.72	0.075	520,000	0.075
	52,675,221	1.15	$0.105	52,675,221	$0.105

The following is a summary of warrant activity for the year ended September 30, 2015:

	Number of Warrants	Weighted Average Exercise Price	Intrinsic Value

Balance, September 30, 2014	72,424,759	$0.105	$0.215
Exercised	(47,618)	0.105	–
Cancelled due to warrants extension	(19,701,920)	0.105	–
Granted	–	–	–
Balance, September 30, 2015	52,675,221	$0.105	$–

Outstanding Warrants, September 30, 2015	52,675,221	$0.105	$–
Exercisable Warrants, September 30, 2015	52,675,221	$0.105	$–

There were 52,675,221 warrants outstanding as of September 30, 2015 (September 30, 2014 – 72,424,759), which have a fair value of $3,153,216 (September 30, 2014 - $1,743,336).

Measurement Uncertainty for Warrants

The Company used the Black-Scholes option pricing model (“Black-Scholes”) to value the warrants. This pricing model was developed for use in estimating the fair value of traded “European” options. The private placement warrants issued by the Company are transferable and have no vesting restrictions and can be exercised at any time up to their expiration date, and are “American” options. This pricing model requires the input of subjective assumptions including expected share price volatility. The fair value estimate can vary materially as a result of changes in the assumptions, and therefore can materially affect the calculated fair value of the warrants. The following assumptions were used in the Black-Scholes pricing model to value the warrants:

Expected Term – Expected term of 1.34 years, represents the period that the warrants were expected to be outstanding.

Expected Volatility – Expected volatilities are based on historical volatility of the Company’s stock, adjusted where determined by management for unusual and non-representative stock price activity not expected to recur. The expected volatility used ranged from 96% to 180%.

Expected Dividend – The Black-Scholes valuation model calls for a single expected dividend yield as an input. The Company currently pays no dividends and does not expect to pay dividends in the foreseeable future.

Risk-Free Interest rate – The Company bases the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The risk-free rate used ranged from 0.62% to 0.67%.

12.	STOCK OPTIONS

On November 28, 2005, and as amended on December 4, 2013, the Board of Deep Well adopted the Deep Well Oil & Gas, Inc. Stock Option Plan (the “Plan’). The Plan was approved by the majority of shareholders at the February 24, 2010 general meeting of shareholders. The Plan, is administered by the Board, permits options to acquire shares of the Company’s common stock (the “Common Shares”) to be granted to directors, senior officers and employees of the Company and its subsidiaries, as well as certain consultants and other persons providing services to the Company or its subsidiaries.

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

For the year ended September 30, 2015, the Company recorded share-based compensation expense related to stock options in the amount of $1,116,544 (September 30, 2014 – $1,087,356) on the stock options that were previously granted. As of September 30, 2015, there was remaining unrecognized compensation cost of $240,285 related to the non-vested portion of these unit option awards. Compensation expense is based upon straight-line depreciation of the grant-date fair value over the vesting period of the underlying unit option.

	Shares Underlying Options Outstanding			Shares Underlying Options Exercisable
Range of Exercise Prices	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price

$0.14 at September 30, 2015	900,000	0.48	$0.14	900,000	$0.14
$0.05 at September 30, 2015	3,450,000	2.72	0.05	3,450,000	0.05
$0.30 at September 30, 2015	250,000	3.08	0.30	250,000	0.30
$0.34 at September 30, 2015	450,000	3.18	0.34	300,000	0.34
$0.38 at September 30, 2015	6,780,000	3.97	0.38	5,320,000	0.38
$0.23 at September 30, 2015	600,000	4.13	0.23	200,000	0.23
	12,430,000	3.33	$0.26	10,420,000	$0.24

The aggregate intrinsic value of exercisable options as of September 30, 2015, was $Nil (September 30, 2014 - $0.11).

The following is a summary of stock option activity as at September 30, 2015:

	Number of Underlying Shares	Weighted Average Exercise Price	Weighted Average Fair Market Value

Balance, September 30, 2014	11,830,000	$0.26	$0.21

Balance, September 30, 2015	12,430,000	$0.26	$0.20

Exercisable, September 30, 2015	10,420,000	$0.24	$0.20

A summary of the options granted at September 30, 2015 and 2014 and changes during the periods then ended is presented below:

	September 30, 2015		September 30, 2014
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding balance at beginning of period	11,830,000	$0.26	900,000	$0.14
			3,450,000	0.05
Granted - October 28, 2013			250,000	0.30
Granted - December 4, 2013			450,000	0.34
Granted - September 19, 2014			6,780,000	0.38
Granted - November 17, 2014	600,000	0.23
Vested - November 17, 2014	200,000	0.23
Vested - December 4, 2014	150,000	0.34
Vested - June 20, 2015	950,000	0.05
Vested - September 19, 2015	2,660,000	0.38
Outstanding at end of period	12,430,000	$0.26	11,830,000	$0.26

Exercisable	10,420,000	0.24	6,460,000	0.21

There were 2,010,000 unvested stock options outstanding as of September 30, 2015 (September 30, 2014 – 5,370,000).

Measurement Uncertainty for Stock Options

The Company used the Black-Scholes pricing model (“Black-Scholes”) to value the stock options. This pricing model was developed for use in estimating the fair value of traded “European” options. The stock options that are granted to employees, directors and consultants are non-transferable and some vest over time, and are “American” options. This pricing model requires the input of subjective assumptions including expected share price volatility. The fair value estimate can vary materially as a result of changes in the assumptions, and therefore can materially affect the calculated fair value of the stock options. The following assumptions were used in the Black-Scholes option-pricing model to value the stock options:

Expected Term – Expected term of 5 years represents the period that the Company’s stock-based awards are expected to be outstanding.

Expected Volatility – Expected volatilities are based on historical volatility of the Company’s stock, adjusted where determined by management for unusual and non-representative stock price activity not expected to recur. The expected volatility used ranged from 102% to 122%.

Expected Dividend – The Black-Scholes valuation model calls for a single expected dividend yield as an input. The Company currently pays no dividends and does not expect to pay dividends in the foreseeable future.

Risk-Free Interest rate – The Company bases the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The risk-free rate used ranged from 1.31% to 2.07%.

13.	CHANGES IN NON-CASH WORKING CAPITAL

	September 30,	September 30,
	2015	2014

Accounts receivable	$748,267	(994,883)
Prepaid expenses	6,177	38,825
Accounts payable and accounts payable and accrued liabilities – related party	(454,251)	444,773

	$300,193	(511,285)

14.	INCOME TAXES

As of September 30, 2015, the Company has approximately $6,067,348 (2014 – $5,909,394) of operating losses expiring through 2035 that may be used to offset future taxable income but are subject to various limitations imposed by rules and regulations of the Internal Revenue Service. The net operating losses are limited each year to offset future taxable income, if any, due to the change of ownership in the Company’s outstanding shares of common stock. In addition, at September 30, 2015, the Company had an unused Canadian net operating loss carry-forward of approximately $8,447,043 (2014 – $10,361,017), expiring through 2035. These operating loss carry-forwards may result in future income tax benefits of approximately $4,404,273. However, because realization is uncertain at this time, a valuation reserve in the same amount has been established. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The components of the net deferred tax asset, the statutory tax rate, the effective rate and the elected amount of the valuation allowance are as follows:

	Year Ended September 30, 2015	Year Ended September 30, 2014
Statutory and effective tax rate
Domestic
Statutory U.S. federal rate	35.00%	35.00%
Foreign	25.50%	25.00%

	Year Ended September 30, 2015	Year Ended September 30, 2014
Income taxes recovered at the statutory and effective tax rate
Domestic
Statutory U.S. federal rate	$470,101	$449,831
Foreign	151,134	188,757

Timing differences:
Non-deductible expenses	(614,014)	(487,505)
Other deductible charges	–	59,858
Benefit of tax losses not recognized in the year	(7,221)	(210,941)
Income tax recovery (expense) recognized in the year	$–	$–

The approximate tax effects of each type of temporary difference that gives rise to deferred tax assets are as follows:

	Year Ended September 30, 2015	Year Ended September 30, 2014
Deferred income tax assets (liabilities)
Net operating loss carry-forwards	$4,404,273	$4,658,542
Oil and gas properties	(1,797,827)	(1,306,095)
Equipment	191,884	187,394
Valuation allowance	(2,798,330)	(3,539,841)
Net deferred income tax assets	$–	$–

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

Compensation to Executive Officers

Concorde Consulting, a company owned 100% by Mr. Curtis J. Sparrow, for providing services as Chief Financial Officer to the Company for $11,184 per month (Cdn $15,000 per month). As of September 30, 2015, the Company did not owe Concorde Consulting any of this amount.

Rental Agreement

On July 27, 2015, the Company renewed its Edmonton office lease commencing effective on July 1, 2015 and expiring on June 30, 2017. The quarterly payments due are as follows:

	USD $	Cdn $
2016 Q1 (October - December)	5,942	7,969
2016 Q2 (January - March)	5,942	7,969
2016 Q3 (April - June)	5,942	7,969
2016 Q4 (July - September)	5,942	7,969
2017 Q1 (October - December)	5,942	7,969
2017 Q2 (January - March)	5,942	7,969
2017 Q3 (April - June)	5,942	7,969

16.	CRUDE OIL AND NATURAL GAS PROPERTY INFORMATION (Unaudited)

Results of Operations from Oil and Gas Producing Activities

The following table sets forth the results of the Company’s operations from oil producing activities from the Company’s Sawn Lake oil sands properties located in Alberta, Canada, for the year ended September 30, 2015 and 2014:

	September 30, 2015	September 30, 2014
Oil sales after royalties	$516,407	$47,116

Production (Operating) expenses	(516,407)	(47,116)
Depreciation, accretion and depletion	(79,659)	(97,646)
Oil sales less expenses	(79,659)	(97,646)

Income tax expenses	–	–
Results of operations from producing activities	$(79,659)	$(97,646)

For the years ended September 30, 2015 and September 30, 2014, the Company booked oil revenue in the amount of $516,407 and $47,116, respectively, after deduction of royalties. For the years ended September 30, 2015 and September 30, 2014, the volumes of oil delivered were booked to be 25,737 barrels and 819 barrels, respectively, net to the Company, before royalties, with an average oil sales price of $23.68 and $61.77 per barrel for the years ended September 30, 2015 and September 30, 2014. Operating expenses are zero since at this time they were paid for under the Farmout Agreement. Transportation costs are included in these operating costs. The total share of the material costs and operating expenses of the Company’s joint Steam Assisted Gravity Drainage Demonstration project (“SAGD Project”), has been funded in accordance with the Farmout Agreement, at a net cost to the Company of $Nil. As required by the Farmout Agreement, the Farmee has since reimbursed the Company and/or paid the operator in total approximately $17.8 million (Cdn $23.9 million) for the Farmee’s share and the Company’s share of the capital costs and operating expenses of the SAGD Project up to September 30, 2015. These costs include the capital costs of the drilling of the SAGD well pair; the purchase and transportation of equipment; installation and construction of the steam plant facility; testing and commissioning; the purchase of the water source and disposal wells and expenditures to connect these water wells with pipelines to the steam plant facility along with a fuel source tie-in pipeline; equipment for processing and treating the bitumen production at the SAGD facility site; replacement of the electrical submersible pump; Phase 2 front end costs relating to the purchase of long lead items such as pipe; and the operating expenses associated with the steaming and production of the SAGD well pair up to September 30, 2015.

Steam Assisted Gravity Drainage Demonstration Project

On July 30, 2013, the Company entered into a SAGD Project to jointly participate in an AER approved SAGD Project on one section of land where the Company had a 25% working interest (after the execution of the Farmout Agreement as defined below). The SAGD Project is located on section 30-91-12W5 of the Company’s Peace River oil sands properties located in North Central Alberta, Canada (also known as the Sawn Lake heavy oil reservoir).

SAGD Project Phase 1 - The SAGD Project started with the first phase (“Phase 1”) which consisted of the drilling and completion of one SAGD well pair, the construction of a facility for steam generation, water handling and oil treating, plus water source and disposal facilities, construction of and pipelines to connect the source wells and fuel tie-in to the SAGD facility. This first phase included start-up steam operations of the SAGD facility with production commencing on September 16, 2014. The estimated capital costs to complete the SAGD Project steam plant facility with one SAGD well pair has been estimated by the operator to be approximately $24.5 million (Cdn $32.9 million) on a 100% working interest basis, of which the Company’s share is covered under the Farmout Agreement (does not include any of the Phase 2 costs for the SAGD Project).

SAGD Project Outlook - The demonstration of the SAGD Project has successfully completed its goal to be able to show the capability of the Bluesky reservoir to produce using steam, the Company’s joint venture partners decided to suspend the SAGD Project operations at the end of February 2016. The SAGD Project has successfully captured the key data associated with the objectives of the demonstration project. The demonstration project has:

●	demonstrated that the SAGD process works in the Bluesky formation at Sawn Lake,
●	established characteristics of ramp up through stabilization of SAGD performance,
●	indicated the productive capability and steam-oil ratio (“SOR’), of the reservoir and
●	provided critical information required for well and facility design associated with future commercial development.

The Sawn Lake Demonstration Project reached a steady state production level in January and February of 2016 with an average of 615 barrels of oil per day (“bopd”), on a 100% basis (154 bopd net to the Company), with an average SOR of 2.1 from the one SAGD well pair. It is expected that a reactivation of the SAGD Project facility and well pair will be part of a potential commercial expansion of the project. The SAGD Project has provided the Company with the data and insight to now make the application to expand the SAGD Project at Sawn Lake. An expansion is dependent on regulatory approval, completion of detailed engineering and a higher commodity price environment to support project economics and financing. This decision considers the expectation that extremely low bitumen prices may continue for some time and the estimated time required for approval of the 3,200 bopd expansion application at the SAGD Project site. The expansion application was submitted in early May of 2016 and approval, if granted, is expected to take up to approximately a year and a half.

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

Estimated Oil and Gas Reserve Quantities of Proved Developed and Proved Undeveloped Reserves

The following table illustrates the Company’s estimated net proved reserves for the periods indicated, as estimated by third party reservoir engineers. The Company’s oil reserves are attributable solely to properties within Alberta, Canada. The following table discloses, in the aggregate, the Company’s estimated reserves on the Company’s Sawn Lake oil sands properties located in the Peace River oil sands area of Alberta, Canada, as of September 30, 2015, based on estimated constant prices and cost assumptions. As of September 30, 2015, the Company is reporting no reserves.

	Oil (Bitumen)		Natural Gas		Total
	Gross (1) (Mbbl)	Net (2) (Mbbl)	Gross (Mmcf)	Net (Mmcf)	BOE (MBOE)
Proved developed and undeveloped reserves:
Beginning of year - as of September 30, 2014	571	530	–	–	571
Revisions of previous estimates	(545)	(504)			(545)
Improved recovery	–	–	–	–	–
Purchases of minerals in place	–	–	–	–	–
Extensions and discoveries	–	–	–	–	–
Production	(26)	(26)	–	–	(26)
Sales of minerals in place	–	–	–	–	–
End of year - as of September 30, 2015	–	–	–	–	–

Proved developed reserves:
as of September 30, 2014	571	530	–	–	571
as of September 30, 2015	–	–	–	–	–

(1) Gross Reserves – are defined as the Company’s working interest reserves (operating or non-operating) before deduction of royalties.

(2) Net Reserves – are defined as the Company’s working interest reserves (operating or non-operating) after deduction of royalties.

As of September 30, 2015, the Company is reporting no reserves based on the following revisions of its previous year’s proved reserve estimates:

Revisions of previous estimates – are revisions that represent changes in previous estimates of proved reserves, either upward or downward, resulting from new information (except for an increase in proved acreage) normally obtained from development drilling and production history or resulting from a change in economic factors. The Company was not assigned any proved reserves on its properties; therefore the Company recorded a reduction in the Company’s reserves of approximately 545,000 barrels.

Improved recovery – are changes in reserve estimates resulting from application of improved recovery techniques. The Company did not report any additions under improved recovery of proved.

Purchases of minerals in place – The Company did not report any property acquisitions whereby the Company purchased any properties with proved reserves or any reserves.

Extensions and discoveries – are additions to proved reserves that result from (1) extension of the proved acreage of previously discovered reservoirs through additional drilling in periods subsequent to discovery and (2) discovery of new fields with proved reserves or of new reservoirs of proved reserves in old fields. The Company did not report any additions under extensions or discoveries of proved reserves or any reserves.

Production – are downward revisions associated with actual production. The Company’s first SAGD well pair began producing oil on September 16, 2014 and continued to produce throughout the year. The Company recorded a reduction in the Company’s reserves of approximately 26,000 barrels.

Sales of minerals in place – For the year ended September 30, 2015, the Company did not report any sale of its properties of which had proved reserves.

Standardized Measure of Discounted Future Net Cash Flows Related to Proved Oil and Gas Reserve Quantities

The following table discloses, in the aggregate, the Company’s estimated net present value of future cash flows attributable to the Company’s estimated oil reserves on the Company’s Sawn Lake oil sands properties located in the Peace River oil sands area of Alberta, Canada, as of September 30, 2015, based on estimated constant prices and cost assumptions. The future cash flow estimate set forth below are estimates only and the actual realized cash flow may be greater or less than those calculated and should not be considered as representative of the current value of the Company. As of September 30, 2015, the Company is reporting no proved reserves:

	As of	As of
In Thousands	September 30, 2015	September 30, 2014

Future cash inflows	$–	$31,062
Future Royalties	–	(2,456)
Future Operating costs	–	(13,040)
Future Development Costs	–	(8,586)
Future Abandonment Costs	–	(161)
Future income tax expenses	–	–
Future net cash flows	$–	$6,819
10% annual discount for estimated timing of cash flows	–	(4,919)
Standardize measure of discounted future net cash flows	$–	$1,900

Changes in the Standardized Measure of Discounted Cash Flows Related to Proved Oil and Gas Reserve Quantities

The Company’s independent third party qualified reserves evaluator, DeGolyer and MacNaughton Canada Limited (“DeGolyer”), was engaged by the Company to independently evaluate the Company’s properties. DeGolyer was unable to assign SEC reserves as of September 30, 2015 to the Company’s properties, as a result of pricing and operational issues. Therefore, DeGolyer did not prepare an update to the Company’s previous reserves report entitled, “Appraisal Report as of September 30, 2014 on the Proved and Probable Reserves of the Sawn Lake Property owned by Deep Well Oil & Gas, Inc. in Canada SEC Case” dated January 9, 2015.

18.	SUBSEQUENT EVENTS

As previously disclosed, the Company entered into a Farmout Agreement to fund the Company’s share of the SAGD Project. As part of the Farmout Agreement, as amended on November 17, 2014, the Farmee had the option, up to December 31, 2015, by committing an additional $110,000,000 of financing to the development of the Company’s Sawn Lake oil sands properties, to obtain an additional working interest of 45% to 50% in the remaining 56 sections of land where the Company has working interests ranging from 90% to 100%. As of the date of the options expiration (December 31, 2015), the Farmee did not exercise its option to acquire such interests.

On March 23, 2016, 900,000 stock options previously granted on March 23, 2011 to two directors, expired unexercised.

On June 20, 2016, warrants to acquire up to 520,000 common shares of the Company, expired unexercised.

On November 23, 2016, warrants to acquire up to 52,155,221 common shares of the Company, expired unexercised.

On June 19, 2017, the Company renewed its Edmonton office lease commencing effective on July 1, 2017 and expiring on June 30, 2019. As part of the lease renewal the Company received the first 3 months of basic rent free. The quarterly payments due are as follows:

	USD $	Cdn $
2017 Q4 (July - September)	$–	$–
2018 Q1 (October - December)	$5,942	$7,969
2018 Q2 (January - March)	$5,942	$7,969
2018 Q3 (April - June)	$5,942	$7,969
2018 Q4 (July - September)	$5,942	$7,969
2019 Q1 (October - December)	$5,942	$7,969
2019 Q2 (January - March)	$5,942	$7,969
2019 Q3 (April - June)	$5,942	$7,969

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 14, 2017, the Board of Directors, acting as the Audit Committee of our Company, approved the dismissal of Sadler, Gibb & Associates, LLC (“Sadler Gibb”) as our Company’s independent registered public accounting firm. Sadler Gibb was engaged by us on October 6, 2015 to audit our consolidated financial statements for the fiscal year ending September 30, 2015 and to perform reviews of our unaudited quarterly financial information for the periods ending December 31, 2015, March 31, 2016 and June 30, 2016. Sadler Gibb audited our Company’s consolidated financial statements for the fiscal years ending September 30, 2013 and September 30, 2014.

In connection with our audited consolidated financial statements for the fiscal years ending September 30, 2013 and September 30, 2014, Sadler Gibb’s audit reports did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

The Board of Directors of our Company were dissatisfied with the length of time that it was taking to complete the audit of our financial statements for the fiscal year ending September 30, 2015. Differences of opinion between our Company and Sadler Gibb resulted in significant delays in the filing our consolidated financial statements. These differences and the reasons for the delays were not resolved prior to the dismissal of Sadler Gibb, and therefore Sadler Gibb did not complete its audit and render a report of its opinion on our consolidated financial statements for the fiscal year ended September 30, 2015.

There are no “reportable events” listed in paragraphs (A) through (D) of Item 304(a)(1)(v) of Regulation S-K.

Management of our Company discussed the disagreements with our Board of Directors and Sadler Gibb. We provided to Sadler Gibb a copy of the disclosures contained in our current report on Form 8-K, as filed with the commission on July 20, 2107, and requested that Sadler Gibb provide us with a letter, addressed to the U.S. Securities and Exchange Commission, stating whether or not Sadler Gibb agrees with our statements. A copy of Sadler Gibb’s response letter is incorporated by reference as exhibit 16.1 as filed with our current report on Form 8-K filed on July 20, 2017.

Our Company’s Board of Directors, acting as the Audit Committee, engaged Turner, Stone & Company, L.L.P., (“Turner Stone”) as our new independent registered public accounting firm, effective July 14, 2017, to audit and render an opinion on our consolidated financial statements for the fiscal years ending September 30, 2015 and September 30, 2016 and to review our quarterly consolidated financial statements for the periods ending December 31, 2015, March 31, 2016 and June 30, 2016. Our Company authorized Sadler Gibb to respond fully to the inquiries of Turner Stone. Our Company provided Turner Stone with our current report on Form 8-K, as previously filed, for its review and had given Turner Stone the opportunity to furnish to us a letter addressed to the U.S. Securities and Exchange Commission containing any new information, clarification of our Company’s expression of its views, or the respects in which it does not agree with the statements made by our Company as disclosed in our current report on Form 8-K filed on July 20, 2017.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the fiscal year ended September 30, 2015, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) was carried out under the supervision and with the participation of our principal executive officer and principal financial officer. Based upon that evaluation and due to the fact that our Company was late in filing its annual report on Form 10-K for the year ended September 30, 2015, our principal executive officer and principal financial officer have concluded that as of the end of that fiscal year, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Our management, which included our principal executive officer and principal financial officer, assessed our internal control over financial reporting as of September 30, 2015. This assessment was based on criteria for effective internal control over financial reporting described in the internal control integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of September 30, 2015, our internal control over financial reporting was subsequently not effective which was due to the fact that our Company was late in filing its annual report on Form 10-K for the year ended September 30, 2015.

Attestation Report of the Independent Registered Public Accounting Firm

We are a smaller reporting company within the meaning of Rule 12b-2 under the Exchange Act. Therefore, this Annual Report is not required to include an attestation report of our independent registered public accounting firm, with respect to our internal control over financial reporting. Turner Stone’s audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of our internal control over financial reporting. Accordingly, Turner Stone expressed no such opinion on our internal control over financial reporting as of September 30, 2015.

Changes in Internal Control Over Financial Reporting

Effective July 1, 2015, as approved by our Company’s Board of Directors, our Company determined that it is preferable to change its accounting policy to full cost accounting under U.S. GAAP. Our Company’s management assessed and evaluated the preferability of the change in accounting policy to full cost, as well as reviewed and assessed the calculations of retrospective adjustments and recasting to the Company’s prior financial reporting. In preparation of our consolidated financial statements for the year ended September 30, 2015, our Board, acting as the audit committee, hired an independent qualified accounting firm to prepare our consolidated financial statements for the year ended September 30, 2015 and retrospective adjustments to prior year financial reporting using the full cost method of accounting and to provide reasonable assurance that our consolidated financial statements are fairly presented in conformity with U.S. GAAP. As a result of this change to the full cost method in our accounting policy, our Company has been modifying certain policies, procedures related to our internal controls that have been impacted by this change. During the fiscal year ended September 30, 2015 there were some changes in our internal control over financial reporting that may have materially affected, or are reasonably likely to have materially affected, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Our Company reported all information that was required to be disclosed on Form 8-K during the fourth quarter of the fiscal year ended September 30, 2015, as covered by this Annual Report.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

As of September 30, 2015, the directors and executive officers of Deep Well are as follows:

Name	Age	Director Since	Position/Office
Dr. Horst A. Schmid	82	2004	Director and Chairman of the Board, President and Chief Executive Officer
Mr. Malik Youyou	62	2008	Director
Mr. Said Arrata	75	2011	Director
Mr. Satya Brata Das	59	2011	Director
Mr. Pascal Nodé-Langlois	68	2013	Director
Mr. Colin P. Outtrim	65	2014	Director
Mr. David Roff	44	2006	Director
Mr. Curtis Sparrow	58	2004	Director and Chief Financial Officer, Corporate Secretary and Treasurer

Biographies of Directors and Executive Officers

Brief biographies of the directors and executive officers of Deep Well are set forth below. All directors hold office until the next shareholders’ meeting or until their death, resignation, retirement, removal, disqualification or until their successors have been elected and qualified. Vacancies in the existing Board may be filled by majority vote of the remaining directors. Officers of our Company serve at the will of the Board. As of September 30, 2015, there were no written employment contracts outstanding for officers, other than the consulting contracts as disclosed herein.

Dr. Horst A. Schmid has served as director and Chairman of the Board of Deep Well since February 6, 2004. Since June 29, 2005, he has been the Chief Executive Officer and President of Deep Well. From September 1996 to present, Dr. Schmid has been the director, President and Chief Executive Officer of Portwest Investment Ltd., a private firm, located in Edmonton, Alberta, Canada. Prior to that, Dr. Schmid spent 15 years as Cabinet Minister for the Government of Alberta and 10 years as Commissioner General for Trade and Tourism for the province of Alberta. During that time, he was involved in numerous successful overseas negotiations for the Alberta oil and gas industry, achieving major contracts for Alberta exploration and production service companies. He is the recipient of many Canadian and international awards for his accomplishments. Dr. Schmid received an Honorary Law Degree from the University of Alberta.

Mr. Malik Youyou has served as director of Deep Well since August 20, 2008. Mr. Youyou is an experienced international entrepreneur, investor and director of several companies. With more than three decades of business experience in highly competitive global markets, beginning in his native France, Mr. Youyou brings a strong international perspective to Deep Well’s Board. Mr. Youyou has created and led several companies involved in the development, branding, and marketing of luxury goods from leading international houses.

Mr. Said Arrata has served as director of Deep Well since March 8, 2011. Mr. Arrata is a highly experienced energy executive who brings a sophisticated understanding of energy company development to the Deep Well Board. Mr. Arrata is the chairman of the board of directors and chief executive officer of Sea Dragon Energy Inc., a firm domiciled in Calgary, Alberta, devoted exclusively to overseas production, and concentrated in Egypt. In 2007 the company he co-founded, Centurion Energy, was sold for $1.2 billion to Dana Gas Inc. and Mr. Arrata subsequently established Sea Dragon Energy Inc. Since May of 2007, Mr. Arrata has been a board member of Dan Gas Inc., a company which operates oil and gas concessions in Egypt and the Province of Kurdistan. Reputed as a company-builder, he focused on building maximum value for shareholders during his more than 40 years in the oil and gas industry during which he held management and board positions with major oil and gas companies in Canada and overseas. Mr. Arrata holds a B.Sc. degree in Petroleum Engineering along with several post-graduate accreditations at various universities in North America and is an active member of several professional engineering and industry associations.

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

Mr. Colin P. Outtrim has served as director of Deep Well since November 17 2014. Mr. Outtrim is a highly experienced petroleum engineer bringing with him extensive reservoir appraisal knowledge to the Company. Mr. Outtrim has over 40 years of experience in the global petroleum reserves and resources industry and has conducted and or participated in several hundred reservoir engineering and economic evaluation projects covering oil, gas and geothermal properties in all parts of the world having asset values from between one million to 20 billion dollars. Early in his career he worked with the Alberta Government Energy Resources and Conversation Board (now known as the Alberta Energy Regulator or “AER”) as a Reserves Engineer assessing the Alberta oil sands, at which time he also published and co-authored a paper entitled “The Oil Sands Reserves of Alberta”. From 1992 to 2004, he was the co-founder, President and CEO of Outtrim Szabo Associates Ltd. which served petroleum companies undertaking energy developments around the world. In 2004, Outtrim Szabo Associates Ltd. was acquired by DeGolyer and MacNaughton Canada Limited (“DeGolyer”) and Mr. Outtrim became president and a director of DeGolyer until his retirement in 2012. From 2008 to 2012, the Company engaged DeGolyer to prepare the Company’s independent reserves and resources analysis reports, at which time Mr. Outtrim was providing independent consulting engineering services to the Company through DeGolyer. His career has provided him broad experience reporting to audit committees as a “qualified reserves evaluator and auditor”. He is one of a few expert members from around the world selected to sit on and serve as a technical member of the Experts Group sub-committee on the United Nations Economic Commission for Europe (“UNECE”), the United Nations Framework Classification (“UNFC”) for the standardization of petroleum reserves and resource definitions, and has recently completed a three-year term on the board of trustees of the Society of Petroleum Engineers Canadian Educational Trust Fund as trustee and treasurer. He is currently serving as director and reserves audit committee chairman of CaiTerra International Energy Corporation and currently provides reservoir engineering advisory services to Tallahassee Resources Inc. He is also the past chairman of the Petroleum Society of the Canadian Institute of Mining. Mr. Outtrim holds a Bachelors of Applied Science in Geological Engineering from the University of British Columbia and is a registered Petroleum Engineer. Mr. Outtrim completed his professional qualifications at the highest level with the Institute of Corporate Directors and attained his ICD.D designation.

Mr. David Roff has served as a director of Deep Well since April 3, 2006. Mr. Roff is the Chief Investment Officer at Globalive Capital a position he has held since April 2015. Globalive Capital is private equity and venture capital firm Mr Roff is also co-president of Brave Investment Corporation, a private consulting and investment company and has held this position since 2001. Mr. Roff’s experience working with small cap public and private companies spans more than seventeen years. Prior to that, Mr. Roff was a management consultant for Coopers & Lybrand Consulting where he advised large financial institutions, investment fund complexes and other organizations on technology and internal control strategies. Mr. Roff is a Chartered Professional Accountant with a B.A. degree from the University of Western Ontario.

Mr. Curtis James Sparrow has served as director of Deep Well since February 6, 2004. Mr. Sparrow has also been the Chief Financial Officer, Corporate Secretary and Treasurer of Deep Well. Since the mid-1980s, Mr. Sparrow has been a self-employed management consultant specializing in the natural resource sector. Mr. Sparrow has been involved in the oil and gas industry in various capacities for over 36 years. He has held directorships and senior officer positions with junior exploration and development companies before becoming a self-employed consultant. He has also participated in the marketing side of the oil and gas industry, and was part of an acquisition team formed to assess and develop a bid for a multi-billion dollar integrated oil company. His experience also includes corporate and project management, international businesses and mining. Mr. Sparrow is a National Association of Corporate Directors (“NACD”) Governance Fellow. He has demonstrated his commitment to boardroom excellence by completing NACD’s comprehensive program of study for corporate directors. He supplements his skill sets through ongoing engagement with the director community, and access to leading practices. The NACD is the recognized authority focused on advancing exemplary board leadership and establishing leading boardroom practices. Mr. Sparrow received his Bachelor of Science Degree in Engineering and Master’s Degree in Business Administration from the University of Alberta. Mr. Sparrow is also a registered Professional Engineer.

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

Based solely on the review of Forms 3 and 4 received by our Company during the September 30, 2015 fiscal year, as required under Section 16(a)(2) of the Exchange Act, the following directors, although they reported all their transactions as required on either a Form 3 or Form 4, did not report on a timely basis: Mr. Satya Brata Das, a director of our Company, filed two Form 4s late (relating to two transactions); Mr. Pascal Nodé-Langlois, a director of our Company filed three Form 4s late (relating to five transactions); and Mr. Malik Youyou, a director and a 10% or more beneficial owner of our Company, filed three Form 4s late (relating to 39 transactions).

Based solely on the review of Forms 3 and 4 received by our Company during the September 30, 2016 fiscal year, as required under Section 16(a)(2) of the Exchange Act, all of our directors reported all their transactions as required on either a Form 3 or Form 4, on a timely basis.

Based solely on the review of Forms 3 and 4 received by our Company during the September 30, 2017 fiscal year, as required under Section 16(a)(2) of the Exchange Act, the following directors, although they reported all their transactions as required on either a Form 3 or Form 4, did not report on a timely basis: Mr. Malik Youyou, a director and a 10% or more beneficial owner of our Company, filed one Form 4 late (relating to 2 transactions) and MP West Canada S.A.S., a 10% or more beneficial owner of our Company, filed one Form 3 late (relating to 1 transaction).

Code of Ethics

Our Company has adopted a formal Code of Business Conduct and Ethics policy governing our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, including our directors and employees, to promote honest and ethical conduct, full, fair, accurate, understandable and timely disclosure in our reports to the SEC, and compliance with applicable governmental laws, rules and regulations. A copy of our Code of Business Conduct and Ethics policy may be obtained from our website at www.deepwelloil.com or DWOG.com, or by written request addressed to the Corporate Secretary of Deep Well Oil & Gas, Inc., Suite 700, 10150 – 100 Street, Edmonton, Alberta, T5J 0P6, Canada. Incorporated herein by reference, as Exhibit 14.1, is a copy of our Code of Business Conduct and Ethics policy.

Changes to Security Holder Director Nomination Procedures

Our Company currently does not have a specific policy in place with respect to evaluating candidates for director nominees at this time. However, any shareholder proposals to be presented at our next annual meeting of shareholders (including the inclusion of shareholder director nominees) must be given in writing to our Company, along with proof of ownership of our stock in accordance with Rule 14a-8(b)(2), and received at our Company’s principal executive office, located at Suite 700, 10150 – 100 Street NW, Edmonton, Alberta, T5J 0P6. Any such proposal must comply with the rules pursuant to Rule 14a-8 under the Exchange Act and in accordance with our Company’s Bylaws.

Corporate Governance

Director Independence

Our Board with the assistance of management, reviews and determines director independence requirements for each director, based on the NASDAQ standards for director independence as set forth by the NASDAQ Stock Market Rule 5605(a)(2) and pursuant to Rule 10A-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our Board determined that as of September 30, 2015, 2016 and 2017, the Company’s Board consisted of five independent and three non-independent directors. It was determined that Dr. Horst A. Schmid and Mr. Curtis Sparrow, who serve as directors of our Company, are not independent because they serve our Company as President and CEO and Chief Financial Officer, respectively. It was also determined that Mr. Malik Youyou, who serves as a director of our Company and was Vice Chairman from January 1, 2014 until December 5, 2017, is not independent because he owns a controlling interest of our Company’s issued and outstanding common stock. The directors of our Company, when they became directors and our Company’s opinion as to each director’s independence are as follows:

Director Independence
Name	Year When First Appointed as Director
Dr. Horst A. Schmid	2004	Non-independent director – Chairman of the Board
Mr. Malik Youyou	2008	Non-independent director
Mr. Said Arrata	2011	Independent director
Mr. Satya Brata Das	2011	Independent director
Mr. Pascal Nodé-Langlois	2013	Independent director
Mr. Colin P. Outtrim	2014	Independent director
Mr. David Roff	2006	Independent director
Mr. Curtis Sparrow	2004	Non-independent director

Board Meetings, Committees and Annual Meeting Attendance

In the September 30, 2015 fiscal year, our Board had seven meetings or actions taken by written resolutions. Each director of our Company attended 100% of all meetings or approved actions by written resolutions held or taken by our Board. On January 3, 2015, the Company formally adopted an (i) audit committee; (ii) corporate governance and nominating committee; (iii) compensation committee; and a (iv) reserves and resources committee.

All of our directors attended at least 75% of the aggregate total number of Board meetings and committee meetings of which he was a member and eligible to attend in our September 30, 2015 fiscal year. All of our directors, except one, attended our annual general meeting of shareholders held on September 29, 2015 and he attended the subsequent Board meeting via telephone. Our Board’s policy is to encourage all of its directors to attend all annual general meetings of our shareholders. Such attendance allows for direct interaction between shareholders and members of our Board, however given the low attendance at the last shareholder meeting our Board is considering having the next year’s shareholder meeting by resolution to save money.

Due to budgetary constraints in connection with the decline in oil prices, on September 29, 2015, our entire Board approved that we temporarily suspend three of our four recently adopted Board committees. The three committees that are temporarily suspended are: (i) audit committee; (ii) corporate governance and nominating committee; and (iii) compensation committee. Our recently adopted reserves and resources committee will remain in effect.

All of our directors attended our last general meeting of shareholders held on September 29, 2015. Our Board’s policy is to encourage all of its directors to attend all general meetings of our shareholders. Such attendance allows for direct interaction between shareholders and members of our Board.

Corporate Governance and Nominating Committee

On January 3, 2015, our Board appointed a Corporate Governance and Nominating Committee consisting of four independent Board members as determined by the Board under the director independence standards noted above. Our Board appointed the following Directors: Mr. Satya Brata Das, Mr. Pascal Nodé-Langlois, Mr. Colin Outtrim and Mr. David Roff, all independent Directors, to serve on this committee and Mr. Pascal Nodé-Langlois was appointed by our Board as chairman of the committee. The committee conducted business by meeting or through written resolutions on three occasions during our September 30, 2015 fiscal year.

As previously disclosed above, on September 29, 2015, our entire Board approved that we temporarily suspend our Corporate Governance and Nominating Committee. Provisionally our entire Board, which has a majority of independent directors, will act and fulfill the role of this committee. Of our eight directors serving on our Board, Dr. Horst A. Schmid, Mr. Curtis Sparrow and Mr. Malik Youyou, have been determined by our Board not to be independent directors under the director independence standards noted above.

Our Board adopted a formal Corporate Governance and Nominating Committee charter. This committee currently does not have a specific policy in place with respect to evaluating candidates for director nominees at this time. A copy of this charter may be obtained from our website at www.deepwelloil.com or www.DWOG.com, or a copy may be obtained from the SEC website filed on January 13, 2015.

Any shareholder proposals to be presented at our next annual meeting of shareholders (including the inclusion of shareholder director nominees) must be given in writing to our Company, along with proof of ownership of our stock in accordance with Rule 14a-8(b)(2), and received at our Company’s principal executive office, located at Suite 700, 10150 – 100 Street NW, Edmonton, Alberta, T5J 0P6. Our Company plans to issue a Form 8-K announcing its next annual meeting and the dates of when shareholder proposals can be submitted. Any such proposal must comply with the rules pursuant to Rule 14a-8 under the Exchange Act and in accordance with our Company’s Bylaws. Our Company reserves the right to reject, rule out of order or take other appropriate action with respect to any proposal that does not comply with these and other applicable requirements, including conditions set forth in our bylaws and conditions established by the SEC. If our Company has its shareholder meeting by way of resolution any complying proposal will be considered at that time. It is recommended that shareholders submitting proposals direct them to our Corporate Secretary and utilize certified mail return receipt requested in order to provide proof of timely receipt. Copies of the bylaws are available by writing to our Company at the mailing address above or downloading them as previously filed with the SEC on Form 8-K.

The purpose of this committee includes, but not limited to: (i) assisting the Board in identifying individuals qualified to serve as members of our Board; (ii) developing and recommending to the Board corporate governance guidelines for our Company; and (iii) overseeing the evaluation of the Board and management of our Company.

Audit Committee

On January 3, 2015, our Board appointed an Audit Committee consisting of four independent Board members as determined by the Board under the director independence standards noted above. Our Board appointed the following Directors: Mr. Said Arrata, Mr. Satya Brata Das, Mr. Pascal Nodé-Langlois and Mr. David Roff, all independent Directors, to serve on this committee and Mr. David Roff was appointed as chairman of the committee. The committee had four meetings during our September 30, 2015 fiscal year. Our Board determined that Mr. David Roff, as a director of our Company, is independent and is also recognized as an audit committee financial expert. Mr. Roff is a Chartered Professional Accountant, with a B.A. degree from the University of Western Ontario, and he worked as an auditor from 1995 to 1998.

As previously disclosed above, on September 29, 2015, our entire Board approved that we temporarily suspend our Audit Committee. Provisionally our entire Board, which has a majority of independent directors, will act and fulfill the role of this committee. Of our eight directors serving on our Board, Dr. Horst A. Schmid, Mr. Curtis Sparrow and Mr. Malik Youyou have been determined by our Board not to be independent directors under director independence standards noted above.

Our Board adopted a formal Audit Committee charter. A copy of this charter may be obtained from our website at www.deepwelloil.com or www.DWOG.com, or a copy may be obtained from the SEC website filed on January 13, 2015.

The purpose of this committee includes, but is not limited to, preparing the audit committee report required by the SEC to be included in the Company’s proxy statement and assisting our Board in overseeing and monitoring: (i) the quality and integrity of our consolidated financial statements; (ii) our Company’s accounting and reporting processes and consolidated financial statements audits; (iii) our Company’s compliance with legal and regulatory requirements; (iv) our Company’s independent registered public accounting firm’s qualifications and independence; (v) the performance of our Company’s independent registered public accounting firm; and (vi) our Company’s systems of disclosure controls and procedures, internal controls over financial reporting, and compliance with ethical standards adopted by our Board.

Our Audit Committee or our Board acting as our Audit Committee has the authority to engage independent public accountants to audit our annual consolidated financial statements and to determine the scope of the audit to be undertaken by such accountants. Our management has the primary responsibility for the consolidated financial statements and the reporting process to the SEC. Our Company’s independent registered public accounting firm is responsible for expressing an opinion on the conformity our Company’s audited consolidated financial statements to generally accepted accounting principles. During our September 30, 2015 year end, our Company’s independent registered public accounting firm reported separately and independently to the management of our Company. Our Board reviewed and discussed the audited consolidated financial statements with our management.

Compensation Committee

On January 3, 2015, our Board appointed a Compensation Committee consisting of four independent Board members as determined by the Board under the director independence standards noted above. Our Board appointed the following Directors: Mr. Said Arrata, Mr. Satya Brata Das, Mr. Pascal Nodé-Langlois and Mr. Colin Outtrim, all independent directors, to serve on this committee and Mr. Satya Brata Das was appointed as chairman of the committee. The committee had one meeting during our fiscal year ending September 30, 2015.

As previously disclosed above, on September 29, 2015, our entire Board approved that we temporarily suspend our Compensation Committee. Provisionally our entire Board, which has a majority of independent directors, will act and fulfill the role of our compensation committee. Of our eight directors serving on our Board, Dr. Horst A. Schmid, Mr. Curtis Sparrow and Mr. Malik Youyou have been determined by our Board not to be independent directors under director independence standards noted above.

Our Board has adopted a formal Compensation Committee charter. A copy of this charter may be obtained from our website at www.deepwelloil.com or DWOG.com, or a copy may be obtained from the SEC website filed on January 13, 2015.

The purpose of this committee is to assist the Board in discharging its responsibilities relating to: (i) determining, reviewing, approving or recommending to our Board, the compensation of our Company’s executive officers, committee members and directors; (ii) monitoring our Company’s incentive and equity-based compensation plans; (iii) preparing the compensation committee report if and when required to be included in future proxy statements under the rules and regulations of the SEC; (iv) evaluating the performance of the committee, including a review of our committee’s compliance with its charter, and reviewing and reassessing its charter and submitting any recommended changes to our Board for its consideration; and (v) overseeing all matters relating to shareholder approval, on a non-binding basis of executive compensation (“say-on-pay” votes), including the frequency of such votes and the appropriate committee response to a say-on-pay vote.

At our Company’s general meeting of shareholders held on September 17, 2014, a majority of shareholders approved, on a non-binding basis, the compensation paid to our Company’s named executive officers and a majority of shareholders approved, on a non-binding basis, that our Company shall hold an advisory vote on the compensation paid to our Company’s named executive officers be every three years.

Reserves and Resources Committee

On January 3, 2015, our Board appointed a Reserves and Resources Committee consisting of four Board members, three of which are independent. Our Board appointed the following Directors: Mr. Said Arrata, Mr. Colin Outtrim, Mr. David Roff and Mr. Curtis Sparrow to serve on this committee and Mr. Colin Outtrim was appointed as chairman of the committee. Of our four members serving on this committee it was determined by our Board that Mr. Curtis Sparrow is not an independent member or director under director independence standards noted above. The committee conducted business through meetings or by written resolutions twice during our September 30, 2015 fiscal year. In addition, the committee chair and the non-independent member attended numerous meetings with the independent evaluator and the joint venture partners in order to further the purpose of the committee.

Our Board has adopted a formal Reserves and Resources Committee charter. A copy of this charter may be obtained from our Company’s website at www.deepwelloil.com or www.DWOG.com, or a copy may be obtained from the SEC website filed on January 13, 2015

The purpose of this committee is to assist our Board in monitoring: (i) the integrity of the independent reserves and resources estimates and related U.S. and Canadian regulatory disclosures of our Company; and (ii) the qualifications and independence of the independent reservoir engineers, geologists and geophysicists.

Our Company’s reserves, if any, and/or resources data and estimates are prepared by independent examination and evaluation of our Company’s production data, reservoir pressure data, logs, geological data, and offset analogies in compliance with SEC definitions and guidance and in accordance with generally accepted petroleum engineering principles. The technical persons employed by the independent reserves evaluators are required to meet the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the “Standards Pertaining to the Estimating and Auditing of Oil and Natural Gas Reserves Information” promulgated by the Society of Petroleum Engineers. Our Company’s independent reserves evaluators are provided full access to complete and accurate information pertaining to our Company’s properties, and to all applicable personnel of our Company. Our Company’s reserves, if any, and/or resources estimates and process for developing such estimates are reviewed by our Company’s current Reserves and Resources Committee and approved by management. Management on behalf of our Board ensures compliance with SEC disclosure and internal control requirements along with verifying the independence of all third-party consultants. Our Company’s management is ultimately responsible for reserves, if any, and or resources estimates and reserves disclosures and ensuring that they are in accordance with the applicable regulatory requirements and industry standards and practices.

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

Board Leadership Structure and Role in Risk Oversight

As of September 30, 2015, Dr. Horst A. Schmid is our President and Chief Executive Officer and also serves as the Chairman of the Board. Because of the small size of our Company, we do not have a lead independent director. Our Board does not currently have a policy as to whether the role of President and Chief Executive Officer and Chairman should be separate, and it has the ability to separate these roles in the future if it determines that such a separation would be in the best interest of our Company and its shareholders. As of September 30, 2015, our Board consisted of five independent and three non-independent directors. Our independent directors take an active role on our Board and as of September 30, 2015, we have a majority of independent directors serving on our Board. Given the size of our Company, our entire Board believes that our current board leadership structure is appropriate at this time and that Dr. Horst A. Schmid and Mr. Curtis Sparrow bring valuable industry experience and historical knowledge of the Company’s past.

Our Board does not believe that its leadership structure affects our Board’s role in risk oversight. Risks that could affect our Company (including liquidity, credit, operations and regulatory compliance) are an integral part of Board deliberations throughout the year. Our Board performs the role of risk oversight and includes all of our Company’s executive officers. Our Company’s management team submits weekly updates to our Board for review and discussion. These weekly updates include, but are not limited to, regulatory disclosure, administrative and operational updates, weekly financial status and discussion of major expenditures. Our Company’s independent Board members regularly discuss their concerns and observations regarding all aspects of our Company’s business plans, risks and operations. These weekly updates facilitate discussions regarding risk-related information or concerns between our Board and management. Dr. Horst A. Schmid and the entire Board form the agendas for all Board meetings.

ITEM 11.	EXECUTIVE COMPENSATION

At the Company’s 2013 general meeting of shareholders held on September 17, 2014, a majority of our shareholders approved on an advisory basis the compensation paid to the Company’s named executive officers (also known as Say-on-Pay) and a majority of our shareholders approved the frequency of which to hold the say-on-pay advisory vote on the compensation paid to the Company’s named executive officers be every three years.

Summary Compensation Table

The following table provides information about the compensation paid to, earned or received during the two fiscal years ended September 30, 2015 and September 30, 2014, by the executive officers listed below (the “Named Executive Officers”).

Executive Compensation Summary
Name and Principal Position	Fiscal Year Sept. 30	Fee		Bonus	Stock Awards	Option Awards		Non-Equity Incentive Plan Compen-sation	Non-qualified Deferred Compen-sation Earnings	All Other Compen-sation		Total

Dr. Horst A. Schmid (1)	2015	$–	(2)	$–	$–	$263,064	(3)	$–	$–	$–		$263,064
President and	2014	$–	(2)	$–	$–	$266,994	(4)	$–	$–	$–		$266,994
Chief Executive Officer

Mr. Curtis Sparrow (5)	2015	$147,006	(6)	$–	$–	$263,064	(7)	$–	$–	$3,737	(6)	$413,807	(9)
Chief Financial Officer	2014	$166,356	(6)	$32,347	$–	$266,994	(8)	$–	$–	$–		$465,697	(9)

(1) Dr. Horst A. Schmid has served our Company as director and Chairman of the Board since February 6, 2004. Since June 29, 2005 to present Dr. Schmid has been the President and Chief Executive Officer of our Company.

(2) Portwest Investments Ltd. (“Portwest”), a company owned 100% by Dr. Horst A. Schmid, provided services as Chief Executive Officer and President to our Company for $Nil for the 2015 fiscal year and $Nil for the 2014 fiscal year.

(3) Disclosed herein are the estimated valuations for Dr. Horst A. Schmid’s direct and indirect stock options that vested on June 20, 2015 and September 19, 2015. On June 20, 2013, our Board granted Dr. Schmid, as a director of our Company, options to purchase 450,000 shares of common stock at an exercise price of $0.05 per share of common stock, 150,000 vesting immediately and the remaining vesting one-third on June 20, 2014, and one-third on June 20, 2015, with a five-year life, and on August 12, 2013, Dr. Schmid acquired 150,000 shares of our Company’s common stock upon the exercise of some of these options for an exercise price of $0.05 per common share. Also on June 20, 2013, our Board granted Portwest, options to purchase 1,000,000 shares of common stock at an exercise price of $0.05 per share of common stock, with one-half vesting immediately and one-half vesting on June 20, 2014, with a five-year life. On September 19, 2014, our Board granted Dr. Schmid, as a director of our Company, options to purchase 600,000 shares of common stock at an exercise price of $0.38 per share of common stock, 200,000 vesting immediately and the remaining vesting one-third on September 19, 2015, and one-third on September 19, 2016, with a five-year life. Also on September 19, 2014, our Board granted Portwest, options to purchase 1,200,000 shares of common stock at an exercise price of $0.38 per share of common stock, with one-half vesting immediately and one-half vesting on September 19, 2015, with a five-year life. For the assumptions used in the valuation of these stock option awards see Note 12 in the notes to our consolidated financial statements contained herein.

(4) Disclosed herein are the estimated valuations for Dr. Horst A. Schmid’s direct and indirect stock options that vested on June 20, 2014 and September 19, 2014. As previously disclosed in footnote (3) above, on June 20, 2013, our Board granted Dr. Schmid, as a director of our Company, options to purchase 450,000 shares of common stock at an exercise price of $0.05 per share of common stock, 150,000 vesting immediately and the remaining vesting one-third on June 20, 2014, and one-third on June 20, 2015, with a five-year life, and on August 12, 2013, Dr. Schmid acquired 150,000 shares of our Company’s common stock upon the exercise of some of these options for an exercise price of $0.05 per common share. Also on June 20, 2013, our Board granted Portwest, options to purchase 1,000,000 shares of common stock at an exercise price of $0.05 per share of common stock, with one-half vesting immediately and one-half vesting on June 20, 2014, with a five-year life. As previously disclosed in footnote (3) above, on September 19, 2014, our Board granted Dr. Schmid, as a director of our Company, options to purchase 600,000 shares of common stock at an exercise price of $0.38 per share of common stock, 200,000 vesting immediately and the remaining vesting one-third on September 19, 2015, and one-third on September 19, 2016, with a five-year life. As previously disclosed in footnote (3) above, on September 19, 2014, our Board granted Portwest, options to purchase 1,200,000 shares of common stock at an exercise price of $0.38 per share of common stock, with one-half vesting immediately and one-half vesting on September 19, 2015, with a five-year life. For the assumptions used in the valuation of these stock option awards see Note 12 in the notes to our consolidated financial statements contained herein.

(5) Mr. Curtis Sparrow has served our Company as director since February 6, 2004. Since February 9, 2004 Mr. Sparrow has been the Chief Financial Officer, Corporate Secretary and Treasurer of our Company.

(6) Concorde Consulting, a company owned 100% by Mr. Curtis Sparrow, provided services as Chief Financial Officer to our Company for $147,006 (Cdn$180,000) for the 2015 fiscal year and $166,356 (Cdn$180,000) for the 2014 fiscal year. Concorde Consulting was reimbursed for expenses paid for health care premiums in the amount of $3,737 (Cdn$4,576).

(7) Disclosed herein are the estimated valuations for Mr. Curtis Sparrow’s direct and indirect stock options that vested on June 20, 2014 and September 19, 2014. On June 30, 2013, our Board granted Mr. Sparrow, as a director of our Company, options to purchase 450,000 shares of common stock at an exercise price of $0.05 per share of common stock, 150,000 vesting immediately and the remaining vesting one-third on June 20, 2014, and one-third on June 20, 2015, with a five-year life, and on August 12, 2013, Mr. Sparrow acquired 150,000 shares of our Company’s common stock upon the exercise of these options for an exercise price of $0.05 per common share. Also, on June 20, 2013, our Board granted Concorde Consulting, options to purchase 1,000,000 shares of common stock at an exercise price of $0.05 per share of common stock, with one-half vesting immediately and one-half vesting on June 20, 2014, with a five-year life, and on August 12, 2013, Concorde Consulting acquired 500,000 shares of our Company’s common stock upon the exercise of half of these options for an exercise price of $0.05 per common share. Also, on September 19, 2014, our Board granted Mr. Sparrow, as a director of our Company, options to purchase 600,000 shares of common stock at an exercise price of $0.38 per share of common stock, 200,000 vesting immediately and the remaining vesting one-third on September 19, 2015, and one-third on September 19, 2016, with a five-year life. Also, on September 19, 2014, our Board granted Concorde Consulting, options to purchase 1,200,000 shares of common stock at an exercise price of $0.38 per share of common stock, with one-half vesting immediately and one-half vesting on September 19, 2015, with a five-year life. For the assumptions used in the valuation of these stock option awards see Note 12 in the notes to our consolidated financial statements contained herein.

(8) Disclosed herein are the estimated valuations for Mr. Curtis Sparrow’s direct and indirect stock options that vested on June 20, 2014 and September 19, 2014. As previously disclosed in footnote (3) above, on June 30, 2013, our Board granted Mr. Sparrow, as a director of our Company, options to purchase 450,000 shares of common stock at an exercise price of $0.05 per share of common stock, 150,000 vesting immediately and the remaining vesting one-third on June 20, 2014, and one-third on June 20, 2015, with a five-year life, and on August 12, 2013, Mr. Sparrow acquired 150,000 shares of our Company’s common stock upon the exercise of these options for an exercise price of $0.05 per common share. As previously disclosed in footnote (3) above, on June 20, 2013, our Board granted Concorde Consulting, options to purchase 1,000,000 shares of common stock at an exercise price of $0.05 per share of common stock, with one-half vesting immediately and one-half vesting on June 20, 2014, with a five-year life, and on August 12, 2013, Concorde Consulting acquired 500,000 shares of our Company’s common stock upon the exercise of half of these options for an exercise price of $0.05 per common share. As previously disclosed in footnote (3) above, on September 19, 2014, our Board granted Mr. Sparrow, as a director of our Company, options to purchase 600,000 shares of common stock at an exercise price of $0.38 per share of common stock, 200,000 vesting immediately and the remaining vesting one-third on September 19, 2015, and one-third on September 19, 2016, with a five-year life. As previously disclosed in footnote (3) above, on September 19, 2014, our Board granted Concorde Consulting, options to purchase 1,200,000 shares of common stock at an exercise price of $0.38 per share of common stock, with one-half vesting immediately and one-half vesting on September 19, 2015, with a five-year life. For the assumptions used in the valuation of these stock option awards see Note 12 in the notes to our consolidated financial statements contained herein.

(9) Mr. Sparrow’s September 30, 2015 and 2014 fiscal year fees were converted to US$ based on the year-end exchange rates of $0.8167 and $0.9242, respectively.

Compensation Arrangements for Executive Officers

Our Company currently does not provide retirement benefits to its executive officers.

Our Company has entered into a contract with Concorde Consulting, a company owned 100% by Mr. Curtis Sparrow for providing services as Chief Financial Officer to our Company for Cdn$15,000 per month. As of September 30, 2015, our Company owed Concorde Consulting $Nil for services provided to our Company.

On March 23, 2011, and as herein reported under the Executive Compensation Summary table, our Board granted Dr. Schmid and Mr. Sparrow, as directors of our Company, options to purchase 450,000 shares each of common stock at an exercise price of $0.14 per common share, one-third vesting immediately, one-third vesting on March 23, 2012, and one-third vesting on March 23, 2013. These options expire on March 23, 2016.

On June 20, 2013, and as herein reported under the Executive Compensation Summary table, our Board granted Dr. Schmid and Mr. Sparrow, as directors of our Company, options to purchase 450,000 shares each of common stock at an exercise price of $0.05 per common share, one-third vesting immediately, one-third vesting on June 20, 2014, and one-third on June 20, 2015. These options expire on June 20, 2018.

On September 19, 2014, and as herein reported under the Executive Compensation Summary table, our Board granted Dr. Schmid and Mr. Sparrow, as directors of our Company, options to purchase 600,000 shares of common stock at an exercise price of $0.38 per common share, one-third vesting immediately and the remaining vesting one-third on September 19, 2015, and one-third on September 19, 2016. These options expire on September 19, 2019.

Outstanding Equity Awards Granted to Executive Officers at September 30, 2015
	Options Awards (1)					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Portwest Investments Ltd. (1)	1,000,000	–	–	$0.05	06/20/2018	–	–	–	–
Portwest Investments Ltd. (2)	1,200,000	–	–	$0.38	09/19/2019	–	–	–	–
Concorde Consulting (3)	500,000	–	–	$0.05	06/20/2018	–	–	–	–
Concorde Consulting (4)	1,200,000	–	–	$0.38	09/19/2019	–	–	–	–

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

(3) On June 20, 2013, Concorde Consulting, a company owned 100% by Mr. Curtis Sparrow, was granted options to purchase 1,000,000 shares of common stock for providing consulting services as Chief Financial Officer of our Company, half vesting immediately and the other half vesting on June 20, 2013. See the Executive Compensation table for more disclosure. On August 12, 2013, Concorde Consulting acquired 500,000 common shares, upon exercising stock options, at an exercise price of $0.05 per share of common stock.

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

On December 4, 2013, our Board appointed Mr. Pascal Nodé-Langlois as a director and in connection with the appointment our Board granted Mr. Nodé-Langlois an option to purchase 450,000 shares of common stock at an exercise price of $0.34 per share of common stock, 150,000 vesting immediately and the remaining vesting one-third on December 4, 2014, and one-third on December 4, 2015, with such options expiring on December 4, 2018.

On September 19, 2014, our Board granted each of its directors, Dr. Horst A. Schmid, Mr. Said Arrata, Mr. Satya Das, Mr. Pascal Nodé-Langlois, Mr. David Roff, Mr. Curtis Sparrow and Mr. Malik Youyou, options to purchase 600,000 shares each of common stock at an exercise price of $0.38 per share of common stock, 200,000 vesting immediately and the remaining vesting one-third on September 19, 2015, and one-third on September 19, 2016, with such options expiring on September 19, 2019.

On November 17, 2014, our Board appointed Mr. Colin Outtrim as a director and in connection with Mr. Outtrim’s appointment our Board granted Mr. Outtrim an option to purchase 600,000 shares each of common stock at an exercise price of $0.23 per share of common stock, 200,000 vesting immediately and the remaining vesting one-third on November 17, 2015, and one-third on November 17, 2016, with such options expiring on November 17, 2019.

For the fiscal year ended September 30, 2015, our Company recorded share based compensation expense related to stock options in the amount of $1,116,544 (September 30, 2014 - $1,087,356) on the stock options that were previously granted. As of September 30, 2015, there was remaining unrecognized compensation cost of $240,285 related to the non-vested portion of these unit option awards. Compensation expense is based upon straight-line depreciation of the grant-date fair value over the vesting period of the underlying unit option.

Director Compensation at September 30, 2015
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(7)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dr. Horst A. Schmid	Disclosed in the Summary Compensation Table above.
Mr. Said Arrata(1)	–	–	89,646	–	–	–	89,646
Mr. Satya Brata Das(2)	–	–	89,646	–	–	–	89,646
Mr. Pascal Nodé-Langlois(3)	–	–	123,841	–	–	–	123,841
Mr. Colin P. Outtrim(4)	–	–	81,029	–	–	–	81,029
Mr. David Roff(5)	–	–	89,646	–	–	–	89,646
Mr. Curtis James Sparrow	Disclosed in the Summary Compensation Table above.
Mr. Malik Youyou(6)	–	–	89,646	–	–	–	89,646

(1) Mr. Said Arrata has served our Company as director since March 8, 2011. Disclosed herein is the estimated valuation for Mr. Arrata’s stock options that vested on June 20, 2015 and September 19, 2015.

(2) Mr. Satya Brata Das has served our Company as director since March 8, 2011. Disclosed herein is the estimated valuation for Mr. Das’ stock options that vested on June 20, 2015 and September 19, 2015.

(3) Mr. Pascal Nodé-Langlois has served our Company as director since December 4, 2013. Disclosed herein is the estimated valuation for Mr. Nodé-Langlois’ stock options that vested on December 4, 2014 and September 19, 2015.

(4) Mr. Colin P. Outtrim has served our Company as director since November 17, 2014. Disclosed herein is the estimated valuation for Mr. Outtrim’s stock options that vested on November 17, 2014.

(5) Mr. David Roff has served our Company as director since April 3, 2006. Disclosed herein is the estimated valuation for Mr. Roff’s stock options that vested on June 20, 2015 and September 19, 2015.

(6) Mr. Malik Youyou has served our Company as director since August 20, 2008. Disclosed herein is the estimated valuation for Mr. Youyou’s stock options that vested on June 20, 2015 and September 19, 2015.

(7) For the assumptions used in these valuations of these stock option awards see Note 12 in the notes to our consolidated financial statements contained herein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

As of September 30, 2015, with respect to shares of Deep Well common stock that may be issued under our existing equity compensation plan, see Item 5 “Equity Compensation Plan Information” of this Annual Report on Form 10-K.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the number and percentage of the beneficial ownership of shares of Deep Well’s outstanding common stock as of November 30, 2017 by each person or group known by us to be the beneficial owner of more than 5%, and all of our directors and executive officers individually and as a group.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT As of November 30, 2017
Name and Address of Beneficial Owner	Title of Class	Number of Shares Beneficially Owned (1) (2)	Percentage of Class Beneficially Owned		Nature of Beneficial Ownership

Malik Youyou (†) Director Sadovnicheskeya nab 69 Moscow 115035, Russia	Common	115,206,091	50.03	%(3)	Direct and Indirect

MP West Canada SAS Beneficial Owner of 5% or more 51, Rue D’Anjou, Paris, 75008, France	Common	45,111,778	19.67	(4)	Direct

Dr. Horst A. Schmid (†) Director and Chairman of the Board, President and Chief Executive Officer Suite 700, 10150 - 100 Street Edmonton, Alberta T5J 0P6 Canada	Common	6,380,000	2.74	%(5)	Direct and Indirect

Mr. Curtis James Sparrow (†) Director, Chief Financial Officer, Corporate Secretary and Treasurer Suite 700, 10150 - 100 Street Edmonton, Alberta T5J 0P6 Canada	Common	4,350,000	1.88	(6)	Direct and Indirect

Mr. Satya Brata Das (†) Director Suite 710, 10150 - 100 Street Edmonton, Alberta T5J 0P6 Canada	Common	2,121,667	*	(7)	Direct and Indirect

Mr. Said Arrata (†) Director #408, 600 Princeton Way SW Calgary, Alberta T2P 5N4 Canada	Common	2,000,000	*	(8)	Direct

Mr. David Roff (†) Director Suite 700, 10150 - 100 Street NW Edmonton, Alberta T5J 0P6 Canada	Common	1,662,441	*	(9)	Direct

Mr. Pascal Nodé-Langlois (†) Director c/o Parfinance SA 65 rue du Rhone 1204 Geneva, Switzerland	Common	1,644,311	*	(10)	Indirect

Mr. Colin P. Outtrim (†) Director 331 Rocky Ridge Dr. NW Calgary, AB T3G 4P4 Canada	Common	600,000	*	(11)	Direct

(†) All Officers and Directors as a Group	Common	133,964,510	55.74%		Direct and Indirect

*	Less than 1%

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

(2) Based on 229,374,605 of our Company’s common shares issued and outstanding on November 30, 2017. For calculating the percentage of beneficial ownership separately for each person, his or her options, warrants or both that can be acquired within 60 days are included in both the numerator and the denominator.  For the directors as a group, their collective options and warrants that can be acquired within 60 days are included in both the numerator and the denominator when calculating their group percentage ownership.

(3) Mr. Malik Youyou has served the Company as director since August 20, 2008. As of November 30, 2017, Mr. Youyou beneficially owns 115,206,091 shares of our common stock, of which (i) 106,458,739 shares are held by Mr. Youyou directly; (ii) 7,847,352 shares are held indirectly by Westline Enterprises Limited, a corporation 100% owned by Mr. Youyou; and (iii) Mr. Youyou presently directly holds exercisable options to acquire 900,000 shares of our Company’s common stock. Assuming the issuance of 900,000 shares of our Company’s common stock, pursuant to the exercise of Mr. Youyou’s presently exercisable options, Mr. Youyou would beneficially own 50.03% of our Company’s outstanding common stock. As of November 30, 2017, Mr. Youyou has not exercised any of these currently outstanding options and without the exercise of Mr. Youyou’s outstanding options, Mr. Youyou has a 49.83% ownership of our Company’s issued and outstanding common stock.

(4) Based solely on our statement of security holder listing report received from our transfer agent on November 30, 2017, MP West Canada SAS owns 45,111,778 shares of our common stock and based on this report MP West Canada SAS owns 19.67% of our Company’s issued and outstanding common stock.

(5) Dr. Horst A. Schmid has served our Company as director and Chairman of the Board since February 6, 2004. Dr. Schmid has also served our Company as President and Chief Executive Officer since June 29, 2005. As of November 30, 2017, Dr. Schmid beneficially owns 6,380,000 shares of our Company’s common stock, of which (i) 150,000 shares are held directly; (ii) 2,280,000 shares are held indirectly by Portwest Investments Ltd. and another 850,000 shares are held indirectly by Trans World Factors Inc., both of which are private corporations 100% owned by Dr. Schmid; (iii) Dr. Schmid presently indirectly holds exercisable options through Portwest Investments Ltd., to acquire 2,200,000 shares of our Company’s common stock; and (iv) Dr. Schmid presently directly holds exercisable options to acquire an additional 900,000 shares of our Company’s common stock. Assuming the issuance of 3,100,000 shares of our Company’s common stock, pursuant to the exercise of Dr. Schmid’s presently exercisable options, Dr. Schmid would beneficially own 2.74% of our Company’s outstanding common stock. As of November 30, 2017, Dr. Schmid has not exercised any of these currently outstanding options and without the exercise of Dr. Schmid’s outstanding options, Dr. Schmid has a 1.43% ownership of our Company’s issued and outstanding common stock.

(6) Mr. Sparrow has served the Company as director and Chief Financial Officer since February 9, 2004. As of November 30, 2017, Mr. Sparrow beneficially owns 4,350,000 shares of our Company’s common stock, of which (i) 600,000 shares are held directly; (ii) 1,150,000 shares are held indirectly by Concorde Consulting, a private corporation owned 100% by Mr. Sparrow; (iii) Mr. Sparrow presently indirectly holds exercisable options through Concorde Consulting, to acquire 1,700,000 shares of our Company’s common stock; and (v) Mr. Sparrow also presently directly holds exercisable options to acquire an additional 900,000 shares of our Company’s common stock. Assuming the issuance of 2,600,000 shares of our Company’s common stock, pursuant to the exercise of Mr. Sparrow’s presently exercisable options, Mr. Sparrow would beneficially own 1.88% of our Company’s outstanding common stock. As of November 30, 2017, Mr. Sparrow has not exercised any of these currently outstanding options and without the exercise of Mr. Sparrow’s outstanding options, Mr. Sparrow has a 0.76% ownership of our Company’s issued and outstanding common stock.

(7) Mr. Satya Brata Das has served our Company as director since March 8, 2011. As of December 31, 2016, Mr. Das beneficially owns 2,121,667 shares of our Company’s common stock, of which (i) 390,000 shares are held directly; (ii) 831,667 are held indirectly by Cambridge Strategies Inc., a company 50% owned by Mr. Satya Brata Das and 50% owned by his wife; (iii) Mr. Das presently directly holds exercisable options to acquire an additional 300,000 shares of our Company’s common stock; and (v) Mr. Das also presently indirectly holds through Cambridge Strategies Inc., exercisable options to acquire an additional 600,000 shares of our Company’s common stock. Assuming the issuance of 900,000 shares of our Company’s common stock, pursuant to the exercise of Mr. Das’ presently exercisable options, Mr. Das would beneficially own 0.92% of our Company’s outstanding common stock. As of December 31, 2016, Mr. Das has not exercised any of these currently outstanding options and without the exercise of Mr. Das’ outstanding options, Mr. Das has a 0.53% ownership of our Company’s issued and outstanding common stock.

(8) Mr. Said Arrata has served our Company as director since March 8, 2011. As of November 30, 2017, Mr. Arrata beneficially owns 2,000,000 shares of our Company’s common stock of which (i) 1,100,000 shares are held directly; and (ii) Mr. Arrata presently holds directly exercisable options to acquire an additional 900,000 shares of our Company’s common stock. Assuming the issuance of 900,000 shares of our Company’s common stock, pursuant to the exercise of Mr. Arrata’s presently exercisable options, Mr. Arrata would beneficially own 0.87% of our Company’s outstanding common stock. As of November 30, 2017, Mr. Arrata has not exercised any of these currently outstanding options and without the exercise of Mr. Arrata’s outstanding options, Mr. Arrata has a 0.48% ownership of our Company’s issued and outstanding common stock.

(9) Mr. David Roff has served our Company as director since April 3, 2006. As of November 30, 2017, Mr. Roff beneficially owns 1,662,441 shares of our Company’s common stock of which (i) 762,441 shares are held directly; and (ii) Mr. Roff presently directly holds exercisable options to acquire an additional 900,000 shares of our Company’s common stock. Assuming the issuance of 900,000 shares of our Company’s common stock, pursuant to the exercise of Mr. Roff’s presently exercisable options, Mr. Roff would beneficially own 0.72% of our Company’s outstanding common stock. As of November 30, 2017, Mr. Roff has not exercised any of these currently outstanding options and without the exercise of Mr. Roff’s outstanding options, Mr. Roff has a 0.33% ownership of our Company’s issued and outstanding common stock.

(10) Mr. Pascal Nodé-Langlois has served our Company as director since December 4, 2013. As of November 30, 2017, Mr. Nodé-Langlois beneficially owns 1,644,311 shares of our Company’s common stock of which (i) 594,311 shares are held indirectly through Voltaire Group SA, a company 100% owned by Mr. Nodé-Langlois; and (ii) Mr. Nodé-Langlois presently indirectly holds through Voltaire Group SA, exercisable options to acquire an additional 1.050,000 shares of our Company’s common stock. Assuming the issuance of 1,050,000 shares of our Company’s common stock, pursuant to the exercise of Mr. Nodé-Langlois’ presently exercisable options, Mr. Nodé-Langlois would beneficially own 0.71% of our Company’s outstanding common stock. As of November 30, 2017, Mr. Nodé-Langlois has not exercised any of these currently outstanding options and without the exercise of Mr. Nodé-Langlois’ outstanding options, Mr. Nodé-Langlois has a 0.26% ownership of our Company’s issued and outstanding common stock.

(11) Mr. Colin Outtrim has served the Company as director since November 17, 2014. As of November 30, 2017, Mr. Outtrim beneficially owns 600,000 shares of our Company’s common stock of which Mr. Outtrim presently directly holds exercisable options to acquire 600,000 shares of our Company’s common stock.  Assuming the issuance of 600,000 shares of our Company’s common stock, pursuant to the exercise of Mr. Outtrim’s presently exercisable options, Mr. Outtrim would beneficially own 0.26% of our Company’s outstanding common stock. As of November 30, 2017, Mr. Outtrim has not exercised any of these currently outstanding options and without the exercise of Mr. Outtrim’s outstanding options, Mr. Outtrim has a 0% ownership of our Company’s issued and outstanding common stock.

Changes in Control

Except as described below, Deep Well is not aware of any arrangement that may result in a change in control of Deep Well or its subsidiary companies.

As of November 30, 2017, and based solely on Mr. Malik Youyou’s filed Form 4s and most recent Schedule 13D, Mr. Youyou, a director of our Company, beneficially owns 115,206,091 common shares of Deep Well, representing 50.03% of Deep Well’s outstanding shares of common stock (assuming the exercise of all outstanding options held by Mr. Youyou).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Our Board of Directors reviews and approves all related party transactions over $120,000 or such other amount as revised under Regulation S-K Item 404(a). The standard applied by our Board in approving any related party transaction will be to confirm that the transaction is in the best interests of our Company without regard to the interests of the related party involved in the transaction.

In our Company’s third fiscal quarter of 2013, our Company received a loan for $260,000 as a note payable from Mr. Malik Youyou, a director and majority shareholder of the Company. In November 2013, this note payable was paid in full to Mr. Youyou.

For the fiscal year ending September 30, 2015 and September 30, 2014, we paid Concorde Consulting, a company 100% owned by Mr. Curtis James Sparrow, $198,703 and $147,006, respectively, for consulting services provided to our Company for professional services provided to our Company as Chief Financial Officer, Corporate Secretary and Treasurer. Mr. Sparrow is also a director of our Company.

On June 27, 2014, our Company, through Northern, entered into and subsequently closed an Acquisition of Royalty Interest Agreement (the “Acquisition Agreement”), with Mr. Malik Youyou, a director and majority shareholder of our Company, whereby we acquired and cancelled 2.5% of the disputed Purported 6.5% Royalty covering certain lands owned by us. Although we continue to deny the validity of the Purported 6.5% Royalty, our Company determined that it was in the best interests of our shareholders to come to an arrangement to acquire and cancel most of the Purported 6.5% Royalty to prevent a potential encumbrance over our land or the possibility of future litigation resulting from these alleged royalty claims. Pursuant to the terms and conditions of the Acquisition Agreement to acquire the purported overriding royalty interest claim, we paid $1,007,000 to Mr. Malik Youyou, for the purchase and transfer of an undivided 2.5% interest out of the Purported 6.5% Royalty. The consideration paid was for the reimbursement of the original cost that Mr. Youyou paid to acquire this 2.5% interest in the Purported 6.5% Royalty from an arm’s length third party.

Mr. Malik Youyou has served the Company as director since August 20, 2008. As of November 30, 2017, Mr. Youyou beneficially owns 115,206,091 shares of our common stock, of which (i) 106,458,739 shares are held by Mr. Youyou directly; (ii) 7,847,352 shares are held indirectly by Westline Enterprises Limited, a corporation 100% owned by Mr. Youyou; and (iii) Mr. Youyou presently directly holds exercisable options to acquire 900,000 shares of our Company’s common stock. Assuming the issuance of 900,000 shares of our Company’s common stock, pursuant to the exercise of Mr. Youyou’s presently exercisable options, Mr. Youyou would beneficially own 50.03% of our Company’s outstanding common stock. As of November 30, 2017, Mr. Youyou has not exercised any of these currently outstanding options and without the exercise of Mr. Youyou’s outstanding options, Mr. Youyou has a 49.83% ownership of our Company’s issued and outstanding common stock.

Director Independence

See the disclosure under Item 10 “Directors, Executive Officers and Corporate Governance” of this Annual Report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table is a summary of the fees billed to us by Sadler, Gibb & Associates, LLC (“Sadler Gibb”), Turner, Stone & Company, L.L.P. and Collins Barrow for professional services for the fiscal years ended September 30, 2015 and September 30, 2014:

Fee Category	Fiscal 2015 Fees	Fiscal 2014 Fees

Audit Fees	$112,555	$30,500
Audit-Related Fees	–	–
Tax Fees	5,333	14,095
All Other Fees	–	–
Total Fees	$117,888	$44,595

Audit Fees

Audit fees consist of fees for services provided by Sadler Gibb and Turner Stone, both of which are PCAOB registered independent third parties, for the audit of our annual consolidated financial statements included in this Annual Report for the fiscal years ended September 30, 2015 and 2014. $66,500 was paid to Sadler Gibb for the fiscal 2015 audit fees and $46,055 was paid to Turner Stone for the audit of our September 30, 2015 year end financial statements. Audit fees in Fiscal 2015 also include fees for services provided by Sadler Gibb for the review of our quarterly consolidated financial statements included in our quarterly filings on Form 10-Q for the periods ending December 31, 2014, March 31, 2015 and June 30, 2015. Audit fees in Fiscal 2014 also include fees for services provided by Sadler Gibb for the review of our quarterly consolidated financial statements included in our quarterly filings on Form 10-Q for the periods ending December 31, 2013, March 31, 2014 and June 30, 2014.

Audit-Related Fees

None.

Tax Fees

In the fiscal year ended September 30, 2015, we paid Collins Barrow, an independent third party, chartered accounting firm, fees of $5,333 relating to the preparation of our Company’s tax returns. In the fiscal year ended September 30, 2014, we paid Collins Barrow fees of $14,095 relating to the preparation of our Company’s tax returns.

All Other Fees

None.

Audit Committee Pre-Approval Policies and Procedures

On January 3, 2015, our Board appointed an audit committee consisting of four independent Board members. Under its charter our audit committee is responsible for appointing, setting the compensation, overseeing the work of the independent auditor and pre-approves all audit and non-audit services provided by our independent auditor.

Our audit committee previously pre-approved all audit and non-audit services provided by Sadler Gibb for the fiscal year ended September 30, 2015. Further our audit committee considered the nature and amount of the fees billed by Sadler Gibb, and believes that the provision of the services for activities unrelated to the audit of our September 30, 2015 financial statements is compatible with maintaining the independence of Sadler Gibb. On July 14, 2017, the Board of Directors, acting as the Audit Committee of our Company, approved the dismissal of Sadler Gibb as our Company’s independent registered public accounting firm. Sadler Gibb was engaged by us on October 6, 2015 to audit our consolidated financial statements for the fiscal year ending September 30, 2015 and to perform reviews of our unaudited quarterly financial information for the periods ending December 31, 2015, March 31, 2016 and June 30, 2016. Sadler Gibb audited our Company’s consolidated financial statements for the fiscal years ending September 30, 2013 and September 30, 2014.

Our Board of Directors, acting as the Audit Committee, engaged Turner Stone as our new independent registered public accounting firm, effective July 14, 2017, to audit and render an opinion on our consolidated financial statements for the fiscal years ending September 30, 2015 and September 30, 2016 and to review our quarterly consolidated financial statements for the periods ending December 31, 2015, March 31, 2016 and June 30, 2016. Our Board of Directors, acting as the Audit Committee, pre-approved all audit and non-audit services provided by Turner Stone for the fiscal years ending September 30, 2015 and September 30, 2016. Further our Board of Directors, acting as the Audit Committee, considered the nature and amount of the fees billed by Turner Stone, and believes that the provision of the services for activities unrelated to the audit of our September 30, 2015 and September 30, 2016 financial statements is compatible with maintaining the independence of Turner Stone.

As previously disclosed in this annual report on Form 10-K, on September 29, 2015, our entire Board approved that we temporarily suspend our audit committee. Provisionally our entire Board, which has a majority of independent directors, will act and fulfill the role of our audit committee.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements filed with this Annual Report

The following listed financial statements and report of independent registered public accounting firm are filed as part of this Annual Report (see disclosure under Item 8 “Financial Statements and Supplementary Data” of this Annual Report for further information)

1.	Consolidated Balance Sheets for September 30, 2015 and 2014.
2.	Consolidated Statements of Operations for the years ended September 30, 2015 and 2014.
3.	Consolidated Statements of Shareholders’ Equity for the period from September 30, 2013 to September 30, 2015.
4.	Consolidated Statements of Cash Flows for the years ended September 30, 2015 and 2014.
5.	Notes to the Consolidated Financial Statements.
6.	Turner, Stone & Company, L.L.P. Report of Independent Registered Public Accounting Firm.

Financial Statement Schedules filed with this Annual Report

None.

Exhibits

The following Exhibits have been or are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit No.	Description
2.1	Liquidating Plan of Reorganization of Allied Devices Corporation, now known as Deep Well Oil & Gas, Inc. (incorporated by reference to Exhibit 2.1 to our Form 10-K/A filed on January 28, 2004).
2.2	Order and Plan of Reorganization of the U.S. Bankruptcy Court in and for the Eastern District of New York, In re: Allied Devices Corporation, Chapter 11, Case No. 03-80962-511, dated September 10, 2003 (incorporated by reference to Exhibit 2.2 to our Form 10-K/A filed on January 28, 2004).
3.1	Restated and Amended Articles of Incorporation filed with and accepted by the Secretary of State of Nevada on October 22, 2003, changing the name to “Deep Well Oil and Gas, Inc.” and otherwise implementing the Plan (incorporated by reference to Exhibit 3.1 to our Form 10-K/A filed on January 28, 2004).
3.2	Amended Articles of Incorporation filed with the State of Nevada on February 27, 2004, reflecting our two (2) shares for one (1) share forward stock split (incorporated by reference to Exhibit 3.1 to our Form 8-K filed on March 5, 2004).
3.3	Amended Articles of Incorporation filed with the State of Nevada on May 5, 2004, reflecting our three (3) shares for one (1) share forward stock split (incorporated by reference to Exhibit 3.2 to our Form 8-K filed on May 7, 2004).
3.4	Registrant’s By-laws, filed with Form 10-KSB on February 23, 2007 (incorporated by reference to Exhibit 3.4 to our Form 10-KSB filed on February 23, 2007).
3.5	Registrant’s Amended and Restated By-laws, filed with Form 8-K on September 3, 2009 (incorporated by reference to Exhibit 3.1 to our Form 8-K filed on September 3, 2009).
3.6	Amended Articles of Incorporation filed with the State of Nevada on May 15, 2013 and effective on May 24, 2013, increasing the aggregate number of shares which the Company has authority to issue from 300,000,000 common shares, with $0.001 par value per share, to 600,000,000 shares of common stock, with $0.001 par value per share (incorporated by reference to Exhibit 3.1 to our Form 8-K filed on May 17, 2013).
3.7	Registrant’s Amended and Restated By-laws, filed with Form 8-K on October 5, 2015 (incorporated by reference to Exhibit 3.1 to our Form 8-K filed on October 5, 2015).
4.1	Form of Warrant issued pursuant to a Subscription Agreement dated effective November 23, 2012 by and among our Company with one investor related to one Private Placement offering (incorporated by reference to Exhibit 4.2 to our Form 8-K filed on December 12, 2012).
4.2*	Form of Warrant issued pursuant to a Subscription Agreement dated July 10, 2013 by and among our Company with a consultant of our Company related to an Amending Agreement by and between Northern Alberta Oil Ltd. and Portwest Investments Ltd., dated July 10, 2013 (incorporated by reference to Exhibit 4.2 to our Form 8-K filed on July 17, 2013).

10.1*	Consulting agreement by and between Northern Alberta Oil Ltd. and Concorde Consulting, dated July 1, 2005 (incorporated by reference to Exhibit 10.17 to our Form 10-KSB filed on February 23, 2007).
10.2*	Deep Well Oil & Gas, Inc. Stock Option Plan, effective November 28, 2005 and amended December 4, 2013 (incorporated by reference to Exhibit 10.3 to our Form 10-K filed on January 13, 2015).
10.3	Sample Stock Option Agreement issued on March 23, 2011, to six directors (Mr. Said Arrata, Mr. Satya Brata Das, Mr. David Roff, Dr. Horst A. Schmid, Mr. Curtis Sparrow and Mr. Malik Youyou) of the Company (incorporated by reference to Exhibit 10.4 to our Form 10-K filed on January 13, 2015).
10.4	Form of Subscription Agreement dated effective November 23, 2012 by and among our Company with one investor (incorporated by reference to Exhibit 4.1 to our Form 8-K filed on December 12, 2012).
10.5	Form of Purchase and Sale Agreement effective December 3, 2012 by and among our Company and 1132559 Alberta Ltd. (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on December 17, 2012).
10.6	Sample Stock Option Agreement issued on June 20, 2013, to six directors (Mr. Said Arrata, Mr. Satya Brata Das, Mr. David Roff, Dr. Horst A. Schmid, Mr. Curtis Sparrow and Mr. Malik Youyou) of the Company (incorporated by reference to Exhibit 10.7 to our Form 10-K filed on January 13, 2015).
10.7*	Stock Option Agreement issued on June 20, 2013, to Concorde Consulting (incorporated by reference to Exhibit 10.8 to our Form 10-K filed on January 13, 2015).
10.8*	Stock Option Agreement issued on June 20, 2013, to Portwest Investments Ltd. (incorporated by reference to Exhibit 10.8 to our Form 10-K filed on January 13, 2015).
10.9	Sample Stock Option Agreement issued on June 20, 2013, to one employee of the Company (incorporated by reference to Exhibit 10.10 to our Form 10-K filed on January 13, 2015).
10.10*	Form of Subscription Agreement dated July 10, 2013 by and among our Company with a consultant of our Company, related to an Amending Agreement by and between Northern Alberta Oil Ltd. and Portwest Investments Ltd., dated July 10, 2013 (incorporated by reference to Exhibit 4.1 to our Form 8-K filed on July 17, 2013).
10.11	Form of Subscription Agreement dated effective July 31, 2013 by and among our Company with one investor (incorporated by reference to Exhibit 4.1 to our Form 8-K filed on August 5, 2013 and Exhibit 4.1 to our Form 8-K/A filed on October 15, 2013).
10.12	Farmout Agreement between the Company and Farmee dated July 31, 2013 (incorporated by reference to Exhibit 10.1 to our Form 8-K/A filed on October 15, 2013).
10.13	SAGD Demonstration Project Agreement dated July 30, 2013 between the Company and its joint venture partner (incorporated by reference to Exhibit 4.1 to our Form 8-K filed on August 21, 2013).
10.14	Stock Option Agreement issued on October 28, 2013, to a contractor of the Company (incorporated by reference to Exhibit 10.16 to our Form 10-K filed on January 13, 2015).
10.15	Stock Option Agreement issued on December 4, 2013, to a director (Mr. Pascal Node-Langlois) of the Company (incorporated by reference to Exhibit 10.17 to our Form 10-K filed on January 13, 2015).
10.16	Acquisition of Royalty Interest Agreement dated March 18, 2014 between Northern Alberta Oil Ltd. and JV Partner (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on July 3, 2014).
10.17	General Indenture of Conveyance, Assignment and Transfer Agreement dated March 18, 2014 between Northern Alberta Oil Ltd. and JV Partner (incorporated by reference to Exhibit 10.2 to our Form 8-K filed on July 3, 2014).
10.18	Acquisition of Royalty Interest Agreement dated June 16, 2014 between Northern Alberta Oil Ltd. and Mr. Malik Youyou (incorporated by reference to Exhibit 10.3 to our Form 8-K filed on July 3, 2014).
10.19	General Indenture of Conveyance, Assignment and Transfer Agreement dated June 16, 2014 between Northern Alberta Oil Ltd. and Mr. Malik Youyou (incorporated by reference to Exhibit 10.4 to our Form 8-K filed on July 3, 2014).
10.20	Sample Stock Option Agreement issued on September 19, 2014, to seven directors (Mr. Said Arrata, Mr. Satya Brata Das, Mr. Pascal Node-Langlois, Mr. David Roff, Dr. Horst A. Schmid, Mr. Curtis Sparrow and Mr. Malik Youyou) of the Company (incorporated by reference to Exhibit 10.22 to our Form 10-K filed on January 13, 2015).
10.21*	Sample Stock Option Agreement issued on September 19, 2014, to Concorde Consulting (incorporated by reference to Exhibit 10.23 to our Form 10-K filed on January 13, 2015).
10.22*	Sample Stock Option Agreement issued on September 19, 2014, to Portwest Investments Ltd. (incorporated by reference to Exhibit 10.24 to our Form 10-K filed on January 13, 2015).
10.23	Sample Stock Option Agreement issued on September 19, 2014, to one employee of the Company (incorporated by reference to Exhibit 10.25 to our Form 10-K filed on January 13, 2015).
10.24	Sample Indemnity Agreement with all directors of the Company (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on September 25, 2014).
10.25	Stock Option Agreement issued on November 17, 2014, to a director (Mr. Colin Outtrim) of the Company (incorporated by reference to Exhibit 10.27 to our Form 10-K filed on January 13, 2015).
10.26	Farmout Amending Agreement dated November 17, 2014 (incorporated by reference to Exhibit 10.2 to our Form 8-K filed on November 21, 2014).
14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to our Form 10-K filed on January 13, 2015).

16.1	Letter from Sadler Gibb to the Securities and Exchange Commission, dated July 18, 2017 (incorporated by reference to Exhibit 16.1 to our Form 8-K filed on July 20, 2017)
18.1	Preferability Letter of Turner, Stone & Company, LLP.
21.1	Subsidiaries of Registrant.
23.1	Consent of DeGolyer and MacNaughton Canada Limited, independent petroleum engineers (incorporated by reference to Exhibit 23.1 to our Form 10-K filed on January 13, 2015.
23.2	Consent of DeGolyer and MacNaughton Canada Limited, independent petroleum engineers.
31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
99.1	Insider Trading Policy (incorporated by reference to Exhibit 99.1 to our Form 10-K filed on January 13, 2015).
99.2	Amended Insider Trading Policy.
99.3	Audit Committee Whistle-Blower Policy (incorporated by reference to Exhibit 99.2 to our Form 10-K filed on January 13, 2015).
99.4	Audit Committee Charter (incorporated by reference to Exhibit 99.3 to our Form 10-K filed on January 13, 2015).
99.5	Compensation Committee Charter (incorporated by reference to Exhibit 99.4 to our Form 10-K filed on January 13, 2015).
99.6	Corporate Governance and Nominating Committee Charter (incorporated by reference to Exhibit 99.5 to our Form 10-K filed on January 13, 2015).
99.7	Reserves and Resources Committee Charter (incorporated by reference to Exhibit 99.6 to our Form 10-K filed on January 13, 2015).
101	Interactive Data Files

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEEP WELL OIL & GAS, INC.

By	/s/ Horst A. Schmid
Dr. Horst A. Schmid
Chairman of the Board

Date	December 29, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Horst A. Schmid
Dr. Horst A. Schmid
Chief Executive Officer and President
(Principal Executive Officer)

Date	December 29, 2017

By	/s/ Curtis Sparrow
Mr. Curtis James Sparrow
Chief Financial Officer
(Principal Financial Officer)

Date	December 29, 2017