Form 10-Q
period 2015-12-31
DEEP WELL OIL & GAS INC
filed 2018-02-20
CIK 869495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of February 16, 2018, the Issuer had outstanding approximately 229,374,605 shares of common stock, $0.001 par value per share.

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)

Condensed Consolidated Balance Sheets

December 31, 2015 and September 30, 2015

	December 31,	September 30,
	2015	2015
	(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$1,181,790	$1,786,270
Accounts receivable	344,856	301,832
Prepaid assets	453,180	–
Prepaid expenses	27,066	37,698

Total Current Assets	2,006,892	2,125,800

Long term investments	361,260	372,971
Oil and gas properties, net, based on full cost method of accounting	20,989,874	20,981,652
Property and equipment, net	193,509	203,970

TOTAL ASSETS	$23,551,535	$23,684,393

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$294,540	$272,091
Accounts payable and accrued liabilities– related parties	2,002	4,833

Total Current Liabilities	296,542	276,924

Asset retirement obligations (Note 8)	416,330	426,607

TOTAL LIABILITIES	712,872	703,531
Commitments and contingencies (Note 11)

SHAREHOLDERS’ EQUITY
Common Stock: (Note 10)
Authorized: 600,000,000 shares at $0.001 par value
Issued and outstanding: 229,374,605 shares (September 30, 2015 – 229,374,605 shares)	229,374	229,374
Additional paid in capital	42,673,661	42,605,007
Accumulated deficit	(20,064,372)	(19,853,519)

Total Shareholders’ Equity	22,838,663	22,980,862

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$23,551,535	$23,684,393

See accompanying notes to the condensed consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)

(Unaudited)

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

For the Three Months Ended December 31, 2015 and 2014

	December 31,	December 31,
	2015	2014
Revenue	$120,991	$146,400
Royalty expenses	(22,928)	(8,980)
Revenue, net of royalty	98,063	137,420

Expenses
Operating expenses	308,039	766,513
Operating expenses covered by Farmout	(209,976)	(629,093)
General and administrative	199,544	568,868
Depreciation, accretion and depletion	17,321	21,202

Net loss from operations	(216,865)	(590,070)

Other income and expenses
Rental and other income	5,115	3,782
Interest income	897	1,547

Net loss and comprehensive loss	$(210,853)	$(584,741)

Net loss per common share
Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Outstanding Shares (in thousands)
Basic and Diluted	229,374	229,374

See accompanying notes to the condensed consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)

(Unaudited)

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended December 31, 2015 and 2014

	December 31,	December 31,
	2015	2014

CASH PROVIDED BY (USED IN):

Operating Activities
Net loss	$(210,853)	$(584,741)
Items not affecting cash:
Share based compensation	68,654	316,959
Depreciation, accretion and depletion	17,321	21,202
Net changes in non-cash working capital (Note 11)	(465,954)	331,948

Net Cash Provided by (Used in) Operating Activities	(590,832)	85,368

Investing Activities
Investment in oil and gas properties	(14,545)	(21,808)
Long term investments	897	1,009

Net Cash Used in Investing Activities	(13,648)	(20,799)

Financing Activities
Proceeds from issuance of common stock	–	5,001

Net Cash Provided by (Used in) Financing Activities	–	5,001

Increase (decrease) in cash and cash equivalents	(604,480)	69,570

Cash and cash equivalents, beginning of year	1,786,270	2,324,755

Cash and cash equivalents, end of year	$1,181,790	$2,394,325

Supplemental Cash Flow Information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

See accompanying notes to the condensed consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)

(Unaudited)

Notes to the Condensed Consolidated Financial Statements

December 31, 2015

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

These condensed consolidated financial statements have been prepared showing the name “Deep Well Oil & Gas, Inc. (and Subsidiaries)” (“the Company”) and the post-split common stock, with $0.001 par value.

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

These interim condensed consolidated financial statements follow the same significant accounting policies and methods of application as the Company’s annual consolidated financial statements for the year ended September 30, 2015.

These statements reflect all adjustments, consisting solely of normal recurring adjustments (unless otherwise disclosed) which, in the opinion of management, are necessary for a fair presentation of the information contained therein. However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2015.

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

Change in Accounting Principle

During the fourth fiscal quarter of 2015, the Company voluntarily changed its method of accounting for its oil and gas properties from the successful efforts method to the full cost method. Accordingly, financial information for prior periods have been recast to reflect retrospective application of the full cost method. The Company believes that the full cost method is preferable as it reflects the results of the Company’s operations and the economics of exploring for and developing its non-traditional long life oil sands assets in the Peace River oil sands area in Alberta, Canada. The Company’s condensed consolidated financial statements have been recast to reflect these differences. There was no effect on the prior period financial statements as a result of the change in accounting policy.

Prepaid Assets

$453,180 was held in trust for a potential acquisition which was not concluded by the Company and was subsequently returned to the Company in May of 2016.

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

Under the full cost method, oil and gas properties are subject to the ceiling test performed quarterly. A ceiling test write-down is recognized in net earnings if the carrying amount of a cost centre exceeds the “cost centre ceiling”. The carrying amount of the cost centre includes the capitalized costs of proved oil and natural gas properties, net of accumulated depletion and deferred income taxes. The cost centre ceiling is the sum of (A) present value of the estimated future net cash flows from proved oil and natural gas reserves using a 10 percent per year discount factor, (B) the costs of unproved properties not being amortized, and (C) the lower of cost or fair value of unproved properties included in the costs being amortized; less (D) related income tax effects. As of December 31, 2015, no ceiling test write-downs were recorded for the Company’s oil and gas properties.

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

Revisions in estimated liabilities can result from revisions of estimated inflation rates, escalating retirement costs, and changes in the estimated timing of settling asset retirement obligations. As of December 31, 2015 and September 30, 2015, asset retirement obligations amount to $416,330 and $426,607, respectively. The Company has posted bonds, where required, with the Government of Alberta based on the amount the government estimates the cost of abandonment and reclamation to be.

Financial, Concentration and Credit Risk

The Company’s consideration or related financial credit risk related to cash and cash equivalents depends on if funds are fully insured by either The Canada Deposit Insurance Corporation (“CDIC”), or The Credit Union Deposit Guarantee Corporation (“CUDGC”) deposit insurance limit. As of December 31, 2015, the Company has approximately $275,859 funds that are in excess of deposit insurance limits, which may have financial credit risk. For the Company funds that are maintained in a financial institution which has its deposits fully guaranteed by CUDGC, there is no financial credit risk.

The Company is not directly subject to credit risk resulting from the concentration of its crude oil sales. For the period ending December 31, 2015 and for the year ended September 30, 2015, the Company has recorded oil sales received from the operator of the Company’s producing properties. The Company’s joint venture partner is the operator of the Company’s producing properties and it is the Company’s joint venture partner who sells all of the Company’s oil production to 11 purchasers in the oil and gas industry. The Company does not require collateral and management periodically evaluates the operator’s financial statements and the collectability of oil sales receivables from the operator and believes that the Company’s oil sales receivables are fully collectable and that the risk of loss is minimal.

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

The Company’s oil sands acreage as of December 31, 2015, covers 43,015 gross acres (34,096 net acres) on 68 sections of land under nine oil sands leases. Until the Company extends the leases “into perpetuity” based on the Alberta governmental regulations, the lease expiration dates of the Company’s nine oil sands leases are as follows:

1)	32 sections of land under 5 oil sands leases are set to expire on July 10, 2018. Of the 5 oil sands leases totaling 32 sections of land, it is the Company’s opinion that the Company has already met the governmental requirements on 17 of the 32 sections to continue these sections into perpetuity. These 17 sections contain the majority of the resources identified to date on these 5 oil sands leases. The Company has completed or is in the process of applying for continuation of these leases or parts of the leases where the majority of the oil sands resources have been confirmed;

2)	31 sections of land under 3 oil sands leases are set to expire on August 19, 2019; and

3)	5 sections of land under 1 oil sands lease are set expire on April 9, 2024. It is the Company’s opinion that the Company has already met the governmental requirements for this lease and it will be applying to continue all 5 sections of this lease into perpetuity.

Lease Rental Commitments

The Company has acquired interests in certain oil sands properties located in North Central Alberta, Canada. The terms include certain commitments related to oil sands properties that require the payments of rents as long as the leases are non-producing. As of December 31, 2015, the Company’s net payments due under this commitment are as follows:

	(USD $)	(Cdn $)
2016	$26,112	$36,221
2017	$34,815	$48,294
2018	$34,815	$48,294
2019	$21,251	$29,478
2020	$3,230	$4,480
Subsequent	$12,919	$17,920

The Company follows the full cost method of accounting for costs of oil properties. Under this method, oil and gas properties, for which no proved reserves have been assigned, must be assessed at least annually to ascertain whether or not a write down should occur. Unproven properties are assessed annually, or more frequently as economic events indicate, for potential write down.

This consists of comparing the carrying value of the asset with the asset’s expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions. Proven oil properties are reviewed for any write down on a field-by-field basis. No write downs were recognized for the period ended December 31, 2015.

Capitalized costs of proven oil properties will be depleted using the unit-of-production method when the property is placed in production.

Substantially all of the Company’s oil activities are conducted jointly with others. The accounts reflect only the Company’s proportionate interest in such activities.

4.	CAPITALIZATION OF COSTS INCURRED IN OIL AND GAS ACTIVITIES

The following table illustrates capitalized costs relating to oil producing activities for the three months ended December 31, 2015 and the fiscal year ended September 30, 2015:

	December 31, 2015	September 30, 2015
Unproved Oil and Gas Properties	$21,055,090	$21,044,015
Proved Oil and Gas Properties	–	–
Accumulated Depreciation and Depletion	(65,216)	(62,363)
Net Capitalized Cost	$20,989,874	$20,981,652

Depreciation and depletion expense for the three months ended December 31, 2015 and 2014 were $2,853 and $3,136 respectively.

5.	EXPLORATION ACTIVITIES

The following table presents information regarding the Company’s costs incurred in the oil property acquisition, exploration and development activities for the three months ended December 31, 2015 and the fiscal year ended September 30, 2015:

	December 31, 2015	September 30, 2015
Acquisition of Properties:
Proved	$–	$–
Unproved	$11,076	$135,575
Exploration costs	$847	$46,351
Development costs	$–	$–

6.	SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Accounts payable – related parties was $2,002 as of December 31, 2015 (September 30, 2015 - $4,833) for expenses to be reimbursed to directors. This amount is unsecured, non-interest bearing, and has no fixed terms of repayment.

As of December 31, 2015, officers, directors, their families, and their controlled entities have acquired 53.63% of the Company’s outstanding common capital stock. This percentage does not include unexercised warrants or stock options.

The Company incurred expenses $33,714 to one related party, Concorde Consulting, for professional fees and consulting services provided to the Company during the period ended December 31, 2015 (December 31, 2014 - $39,618). These amounts were fully paid as of December 31, 2015.

7.	ASSET RETIREMENT OBLIGATIONS

The total future asset retirement obligation is estimated by management based on the Company’s net working interests in all wells and facilities, estimated costs as determined by the Alberta Energy Regulator to reclaim and abandon wells and facilities and the estimated timing of the costs to be incurred in future periods. At December 31, 2015, the Company estimates the undiscounted cash flows related to asset retirement obligation to total approximately $582,649 (September 30, 2015 - $602,613). The fair value of the liability at December 31, 2015 is estimated to be $416,330 (September 30, 2015 - $426,607) using a risk free rate of 3.74% and an inflation rate of 2%. The actual costs to settle the obligation are expected to occur in approximately 27 years.

Changes to the asset retirement obligation were as follows:

	December 31, 2015	September 30, 2015
Balance, beginning of period	$426,607	$469,013
Liabilities incurred	–	35,031
Effect of foreign exchange	(14,285)	(93,421)
Disposal	–	–
Accretion expense	4,008	15,984
Balance, end of period	$416,330	$426,607

8.	COMMON STOCK

Common Stock Issued and Outstanding

As of December 31, 2015, the Company had outstanding 229,374,605 shares of common stock.

Warrants

The following table summarizes the Company’s warrants outstanding as of December 31, 2015:

	Shares Underlying Warrants Outstanding			Shares Underlying Warrants Exercisable
Range of Exercise Price	Shares Underlying Warrants Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Warrants Exercisable	Weighted Average Exercise Price

$0.105 at December 31, 2015	52,155,221	0.90	$0.105	52,155,221	$0.105
$0.075 at December 31, 2015	520,000	0.47	0.075	520,000	0.075
	52,675,221	0.89	$0.105	52,675,221	$0.105

The following is a summary of warrant activity for the period ended December 31, 2015:

	Number of Warrants	Weighted Average Exercise Price	Intrinsic Value

Balance, September 30, 2015	52,675,221	$0.105	$–
Cancelled	–	–	–
Granted	–	–	–
Exercised	–	–	–
Balance, December 31, 2015	52,675,221	$0.105	$–

Outstanding Warrants, December 31, 2015	52,675,221	$0.105	$–

There were 52,675,221 warrants outstanding as of December 31, 2015 (September 30, 2015 – 52,675,221), which have a historical fair market value of $3,153,216 (September 30, 2015 - $3,153,216).

9.	STOCK OPTIONS

For the period ended December 31, 2015, the Company recorded share based compensation expense related to stock options in the amount of $68,654 (September 30, 2015 – $1,116,544) on the stock options that were previously granted. As of December 31, 2015, there was remaining unrecognized compensation cost of $171,631 related to the non-vested portion of these unit option awards. Compensation expense is based upon straight-line depreciation of the grant-date fair value over the vesting period of the underlying unit option.

	Shares Underlying Options Outstanding			Shares Underlying Options Exercisable
Range of Exercise Price	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price

$0.14 at December 31, 2015	900,000	0.23	$0.14	900,000	$0.14
$0.05 at December 31, 2015	3,450,000	2.47	0.05	3,450,000	0.05
$0.30 at December 31, 2015	250,000	2.83	0.30	250,000	0.30
$0.34 at December 31, 2015	450,000	2.93	0.34	450,000	0.34
$0.38 at December 31, 2015	6,780,000	3.72	0.38	5,320,000	0.38
$0.23 at December 31, 2015	600,000	3.88	0.23	400,000	0.23
	12,430,000	3.08	$0.26	10,770,000	$0.25

The aggregate intrinsic value of exercisable options as of December 31, 2015, was $Nil (September 30, 2015 - $Nil).

The following is a summary of stock option activity as at December 31, 2015:

	Number of Underlying Shares	Weighted Average Exercise Price	Weighted Average Fair Market Value

Balance, September 30, 2015	12,430,000	$0.26	$0.20

Balance, December 31, 2015	12,430,000	$0.26	$0.21

Exercisable, December 31, 2015	10,770,000	$0.25	$0.20

There were 1,660,000 unvested stock options outstanding as of December 31, 2015 (September 30, 2015 – 2,010,000).

10.	CHANGES IN NON-CASH WORKING CAPITAL

	Three Months Ended	Three Months Ended
	December 31, 2015	December 31, 2014

Accounts receivable decrease	$43,024	$693,356
Prepaid expenses increase	442,548	1,855
Accounts payable decrease	19,618	(363,263)
	$(465,954)	$331,948

11.	COMMITMENTS

Compensation to Directors

Concorde Consulting, a company owned 100% by Mr. Curtis J. Sparrow, for providing services as Chief Financial Officer to the Company for $11,238 per month (Cdn $15,000 per month). As of December 31, 2015, the Company did not owe Concorde Consulting any of this amount.

Rental Agreement

On July 27, 2015, the Company renewed its Edmonton office lease commencing effective on July 1, 2015 and expiring on June 30, 2017. The quarterly payments due are as follows:

	USD $	Cdn $
2016 Q2 (January - March)	$5,745	$7,969
2016 Q3 (April - June)	$5,745	$7,969
2016 Q4 (July - September)	$5,745	$7,969
2017 Q1 (October - December)	$5,745	$7,969
2017 Q2 (January - March)	$5,745	$7,969
2017 Q3 (April - June)	$5,745	$7,969

12.	SUBSEQUENT EVENTS

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

On June 19, 2017, the Company renewed its Edmonton office lease commencing effective on July 1, 2017 and expiring on June 30, 2019. As part of the lease renewal the Company received the first 3 months of basic rent free. The quarterly payments due are as follows:

	USD $	Cdn $
2017 Q4 (July - September)	$–	$–
2018 Q1 (October - December)	$5,745	$7,969
2018 Q2 (January - March)	$5,745	$7,969
2018 Q3 (April - June)	$5,745	$7,969
2018 Q4 (July - September)	$5,745	$7,969
2019 Q1 (October - December)	$5,745	$7,969
2019 Q2 (January - March)	$5,745	$7,969
2019 Q3 (April - June)	$5,745	$7,969

First production from the Company’s joint Steam Assisted Gravity Drainage Demonstration Project (the “SAGD Project”) began on September 16, 2014. As a result of the low-price environment for bitumen in 2015 and early 2016, a majority of the Company’s Joint Venture partners voted to temporarily suspend operations of the SAGD Project at the end of February 2016. In early May of 2016, an amended application was submitted to the AER for an expansion of the existing SAGD Project facility site which would potentially increase the operation for up to a total of eight SAGD well pairs. The amended application sought approval to expand the existing SAGD Project facility site to 3,200 bopd (100% basis). It is anticipated that only five SAGD well pairs need to be operating to achieve this production level. The expanded facility will be designed to handle up to 3,200 bopd. The AER approval for the expansion of the existing SAGD Project was granted on December 14, 2017. While the joint venture has not yet approved to expand the SAGD Project, currently, the SAGD Project continues to move forward with engineering and identification of long lead time items towards potential expansion to 3,200 bopd and future development at Sawn Lake.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes. For the purpose of this discussion, unless the context indicates another meaning, the terms: “Deep Well,” “Company,” “we,” “us,” and “our” refer to Deep Well Oil & Gas, Inc. and its subsidiaries. This discussion includes forward-looking statements that reflect our current views with respect to future events and financial performance that involve risks and uncertainties. Our actual results, performance or achievements could differ materially from those anticipated in the forward-looking statements as a result of certain factors including risks discussed in “Cautionary Note Regarding – Forward-Looking Statements” below and elsewhere in this report, and under the heading “Risk Factors” and “Environmental Laws and Regulations” disclosed in our annual report on Form 10-K for the fiscal year ended September 30, 2015, filed with the U.S. Securities and Exchange Commission (“SEC”) on December 29, 2017.

Our consolidated financial statements and the supplemental information thereto are reported in United States dollars and are prepared based upon United States generally accepted accounting principles (“US GAAP”). References in this Form 10-Q to “$” are to United States dollars and references to “Cdn$” are to Canadian dollars. On February 9, 2018, the daily rate of exchange for Canadian dollars expressed in US$ was Cdn$1.00 = US$0.7931 as reported by the Bank of Canada. The following table sets forth the rates of exchange for the Cdn$, expressed in US dollars, in effect at the end of the following periods and the average rates of exchange during such periods, based on the rates of exchange for such periods as reported by the Bank of Canada.

Period Ending December 31	2015	2014
Rate at end of period	$0.7209	$0.8620
Average rate for the three month period	$0.7492	$0.8805

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

Results of Operations

Since the inception of our current business plan, our operations have consisted of various exploration and start-up activities relating to our properties, including the acquisition of lease holdings, raising capital, locating joint venture partners, acquiring and analyzing seismic data, complying with environmental regulations, providing project management, drilling, testing and analyzing of wells to define our oil sands reservoir, and development planning of our Alberta Energy Regulatory (“AER”) approved thermal recovery projects, which includes our steam assisted gravity drainage project where we have a 25% working interest.

During the fourth quarter of our 2015 fiscal year, our Company voluntarily changed its method of accounting for our oil and gas properties from the successful efforts method to the full cost method of accounting. Accordingly, financial information for prior periods has been recast to reflect retrospective application of the full cost method. We believe that the full cost method is preferable as it better reflects the results of our Company’s operations and the economics of exploring for and developing our non-traditional long life oil sands assets in the Peace River oil sands area in Alberta. See Note 2 - Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements under Item 1 of this quarterly report on Form 10-Q. The following table sets forth summarized financial information:

	Three Months Ended	Three Months Ended
	December 31, 2015	December 31, 2014
Revenue	$120,991	$146,400
Provincial royalty expenses	(22,928)	(8,980)
Revenue, net of royalty	98,063	137,420

Expenses
Operating expenses	308,039	766,513
Operating expense covered by Farmout	(209,976)	(629,093)
General and administrative (excluding share based compensation)	130,890	251,909
Share based compensation	68,654	316,959
Depreciation, accretion and depletion	17,321	21,202

Net loss from operations	(216,865)	(590,070)

Other income and expenses
Rental and other income	5,115	3,782
Interest income	897	1,547

Net loss and comprehensive loss	$(210,853)	$(584,741)

First production from our present joint Steam Assisted Gravity Drainage Demonstration Project (the “SAGD Project”) began on September 16, 2014. As a result of the low-price environment for bitumen in 2015 and early 2016, a majority of our Company’s Joint Venture partners voted to temporarily suspend operations of the SAGD Project at the end of February 2016. For the three month period ending December 31, 2015, oil revenue totaled $120,991 before deduction of royalties. For the three month period ending December 31, 2015, the volume of oil delivered was 9,612 barrels net to our Company, before royalties, with an average oil sales price of $12.59 per barrel ($16.80

Existing SAGD Project Surface Facility located on Section 7-30-91-12W5.

per barrel Cdn). For the three month period ended December 31, 2014, we recorded oil revenue in the amount of $146,400 before deduction of royalties. For the three month period ending December 31, 2014, the volumes of oil delivered were recorded to be 3,614 barrels net to our Company, before royalties, with an average oil sales price of $35.84 per barrel ($41.68 per barrel Cdn). The realized sales price of our oil is discounted for diluent, blending, trucking, pipeline access and additional treating costs compared to the West Texas Intermediate (“WTI”) benchmark price, but paid in Canadian dollars. While oil prices remained low in 2015, the Canadian dollar weakened and in 2015 offset some of the lower WTI price impact. Our net operating margin after operating expenses is zero since at this time any negative operating margins are reimbursed to us under the farmout agreement we entered into on July 31, 2013 (the “Farmout Agreement”) with an additional joint venture partner (the “Farmee”) to fund our share of the current SAGD Project. Transportation costs are included in these operating costs. Therefore, the total share of the capital costs and operating expenses of our Company’s joint SAGD Project, has been funded in accordance with the Farmout Agreement, at a net cost to our Company of $Nil. As required by the Farmout Agreement, the Farmee has since reimbursed our Company and/or paid the operator in total approximately $21.5 million ($26.7 million Cdn) for the Farmee’s share and our share of the capital costs and operating expenses of the SAGD Project as of November 30, 2017. These costs included the drilling and completion of one SAGD well pair; the purchase and transportation of equipment of which included the once through steam generator (“OTSG”), production tanks, water treatment plant, and power generators; installation and construction of the steam plant facility; testing and commissioning; the purchase of the water source and disposal wells; construction of pipelines and expenditures to connect and tie-in the source and disposal water wells to the steam plant facility along with a fuel source tie-in pipeline; equipment for processing and treating the bitumen production at the SAGD facility site; replacement of the electrical submersible pump; front end costs for the expansion; and the operating expenses associated with the steaming and production of the one SAGD well pair.

For the three months ended December 31, 2015, our general and administrative expenses decreased by $369,324 compared to the three months ended December 31, 2014, which was primarily due to (i) a decrease of $248,305 in non-cash share based compensation charged to expense, which was mainly due to vested stock options we granted on December 4, 2013, September 19, 2014 and November 17, 2014 to our directors and contractors; and (ii) a decrease of $43,371 in engineering fees; and (iii) a decrease of foreign exchange loss of $52,711. We also received $90,000 during this quarter from one of our joint venture partners in accordance with a Farmout Agreement to offset some of our monthly operational expenses. After adjusting for the non-cash items listed above, our general and administrative expenses were $199,401 for the three months ended December 31, 2015 compared to $180,558 for the three months ended December 31, 2014.

For the three months ended December 31, 2015, our depreciation, depletion, and accretion expense decreased by $3,881 compared to the three months ended December 31, 2014, which was primarily due to the depreciating value of our assets. Depreciation expense is computed using the declining balance method over the estimated useful life of the asset. In compliance with our accounting policy, only half of the depreciation is taken in the year of acquisition. No significant asset purchases were made in the quarter ended December 31, 2015.

For the three months ended December 31, 2015, there were no significant increases or decreases for rental and other income or interest income compared to the three months ended December 31, 2014.

As a result of the above transactions, we recorded a decrease of $373,888 in our net loss and loss from operations for the three months ended December 31, 2015 compared to the three months ended December 31, 2014. As discussed above, this decrease was primarily due to a decrease in non-cash share based compensation expenses and foreign exchange loss.

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

These production numbers along with the corresponding SORs compare favorably to analogous reservoirs in thermal recovery projects that we are monitoring and using as a basis of comparison. The capital costs of the existing SAGD Project steam plant facility, with pipelines and one SAGD well was approximately $26.5 million (Cdn $34.8 million) on a 100% working interest basis, of which our share is covered under the Farmout Agreement (these capital costs do not include the start-up operating expenses to initiate oil production from the SAGD well pair). As a result of the low-price environment for bitumen in 2015 and early 2016, a majority of our Company’s Joint Venture partners voted to temporarily suspend operations of the SAGD Project at the end of February 2016.

The current SAGD Project has:

●	confirmed that the SAGD process works in the Bluesky formation at Sawn Lake,
●	established characteristics of ramp up through stabilization of SAGD performance,
●	indicated the productive capability and SOR of the reservoir and
●	provided critical information required for well and facility design associated with future commercial development.

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

100% Working Interest Acreage - Operator
90% Working Interest Acreage - Operator
25% Working Interest Acreage
Drilled Vertical Well
Drilled Horizontal Well
SAGD Horizontal Well Pair
SAGD Water Wells
SAGD Water Tie-in Pipelines
SAGD Fuel Tie-in Pipeline
Nova Gas Transmission Pipeline
AER Approved HCSS Project Area
SAGD Fuel Tie-in line to Nova Transmission line
SAGD Project Disposal Well
SAGD Project Water Source Well
AER Approved SAGD Project Area
SAGD Project Location
Nova Gas Transmission Ltd.
Twin Butte Energy Inc.
92
91
Miles
0 1 2
Range 13 - W5
Range 12 - W5

Liquidity and Capital Resources

As of December 31, 2015, our total assets were $23,551,535 compared to $23,684,393 as of September 30, 2015. This decrease of $132,858 in our total assets was primarily due to a decrease in cash used for general and administrative expenses. Of the total current assets, $453,180 was held in trust for a potential acquisition which was not concluded and was subsequently returned to us in May of 2016.

Our total liabilities as of December 31, 2015 were $712,872 compared to $703,531 as of September 30, 2015. There was no significant change in our total liabilities from the prior comparable period.

Our working capital (current liabilities subtracted from current assets) is as follows:

	Three Months Ended	Year Ended
	December 31, 2015	September 30, 2015
Current Assets	$2,006,892	$2,125,800
Current Liabilities	296,542	276,924
Working Capital	$1,710,350	$1,848,876

As of December 31, 2015, we had working capital of $1,710,350 compared to a working capital of $1,848,876 as of September 30, 2015. This decrease of $138,526 in working capital is the result of the net change of current assets as described above. Currently, we have no long-term third party debt other than our estimated asset retirement obligations on oil and gas properties.

On July 31, 2013, we entered into the Farmout Agreement to fund our share of the costs of our joint SAGD Project. As of December 31, 2015, we recorded $247,784 in accounts payable due to the operator for our working interest share of the outstanding operating expenses of the SAGD Project, of which all was subsequently reimbursed to us by the Farmee in accordance with the Farmout Agreement. Therefore, this amount is also recorded in accounts receivable to be paid to us from the Farmee to cover our share of the costs of the SAGD Project

As reported on our condensed Consolidated Statement of Cash Flows under “Operating Activities”, for the three months ended December 31, 2015, our net cash used from operating activities was $590,832 compared to $85,368 cash inflow as of December 31, 2014. This increase of $676,200 in our operating activities was primarily the result of $453,180 transferred and held in trust for a potential acquisition which was not concluded and was subsequently returned to us in May of 2016.

As reported on our condensed Consolidated Statement of Cash Flows under “Investing Activities”, we had a decrease of $7,151 on investment in our oil and gas properties for the three months ended December 31, 2015 compared to the three months ended December 31, 2014. There were no significant investing activities during these periods.

As reported on our condensed Consolidated Statement of Cash Flows under “Financing Activities”, for the three months ended December 31, 2015, there was no cash inflow or outflow in financing activities. For the three month ended December 31, 2014, we received $5,001 from one shareholder in exchange for 47,618 shares of our common stock upon the exercise by that shareholder of warrants at an exercise price of $0.105 per common share.

Our cash and cash equivalents as of December 31, 2015 was $1,181,790 compared to $2,394,325 for the quarter ended December 31, 2014. This decrease of $1,212,535 in cash was primarily due to $453,180 transferred and held in trust for a potential acquisition as described above and general and administrative expenses. Currently, we have no long-term debt other than our estimated asset retirement obligations on oil and gas properties.

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

Cautionary Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q, including all referenced Exhibits, contains “forward-looking statements” within the meaning of the United States federal securities laws. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “may,” “believe,” “intend,” “will,” “anticipate,” “expect,” “estimate,” “project,” “future,” “plan,” “strategy,” “probable,” “possible,” or “continue,” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters, often identify forward-looking statements. For these statements, Deep Well claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this quarterly report include, among others, statements with respect to:

●	our current business strategy;
●	our future financial position and projected costs;
●	our projected sources and uses of cash;
●	our plan for future development and operations, including the building of all-weather roads;
●	our drilling and testing plans;
●	our proposed plans for further thermal in-situ development or demonstration project or projects;
●	the sufficiency of our capital in order to execute our business plan;
●	our reserves and resources estimates;
●	the timing and sources of our future funding.
●	the quantity and value of our reserves;
●	the intent to issue a distribution to our shareholders;
●	our or our operator’s objectives and plans for our current SAGD Project;
●	our plans for development of our Sawn Lake properties;
●	production levels from our current SAGD Project;
●	costs of our current SAGD Project;
●	funding from the Farmee to pay our costs for the current SAGD project in connection with the Farmout Agreement;
●	additional sources of funding from the Farmout Agreement;
●	funding from the Farmee to cover our monthly operating expenses;
●	our access and availability to third-party infrastructure;
●	present and future production of our properties; and
●	expectations regarding the ability of our Company and its subsidiaries to raise capital and to continually add to reserves through acquisitions and development.

These forward-looking statements are based on the beliefs and expectations of our management and are subject to significant risks and uncertainties. If underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results may differ materially from current expectations and projections. Factors that could cause actual results to differ materially from those set forward in the forward-looking statements include, but are not limited to:

●	changes in general business or economic conditions;
●	changes in governmental legislation or regulation that affect our business;
●	our ability to obtain necessary regulatory approvals and permits for the development of our properties, including obtaining the required water licences from Alberta Environment to withdraw water for our thermal operations;
●	changes to the greenhouse gas reduction program and other environmental and climate change regulations which are adopted by provincial or federal governments of Canada or which are being considered, which may also include cap and trade regimes, carbon taxes, increased efficiency standards, each of which could increase compliance costs and impose significant penalties for non-compliance;
●	increase in taxes and changes to existing legislation affecting governmental royalties or other governmental initiatives;
●	future marketing and transportation of our produced bitumen;
●	our ability to receive approvals from the AER for additional tests to further evaluate the wells on our lands;
●	our Farmout Agreement and joint operating agreements;
●	opposition to our regulatory requests by various third parties;
●	actions of aboriginals, environmental activists and other industrial disturbances;
●	the costs of environmental reclamation of our lands;
●	availability of labor or materials or increases in their costs;
●	the availability of sufficient capital to finance our business or development plans on terms satisfactory to us;
●	adverse weather conditions and natural disasters affecting access to our properties and well sites;
●	risks associated with increased insurance costs or unavailability of adequate coverage;
●	volatility in market prices for oil, bitumen, natural gas, diluent and natural gas liquids. A decline in oil prices could result in a downward revision of our future reserves and a ceiling test write-down of the carrying value of our oil sands properties, which could be substantial and could negatively impact our future net income and stockholders’ equity;
●	competition;
●	changes in labor, equipment and capital costs;
●	future acquisitions or strategic partnerships;
●	the risks and costs inherent in litigation;
●	imprecision in estimates of reserves, resources and recoverable quantities of oil, bitumen and natural gas;
●	product supply and demand;
●	changes and amendments in the Canadian Oil and Gas Evaluation Handbook and or the Petroleum Resources Management System to general disclosure of reserves and resources standards and specific annual reserves and resources disclosure requirements for reporting issuers with oil and gas activities;
●	future appraisal of potential bitumen, oil and gas properties may involve unprofitable efforts;
●	the ability to meet minimum level of requirements to continue our oil sands leases beyond their expiry dates;
●	changes in general business or economic conditions;
●	risks associated with the finding, determination, evaluation, assessment and measurement of bitumen, oil and gas deposits or reserves;
●	geological, technical, drilling and processing problems;
●	third party performance of obligations under contractual arrangements;
●	failure to obtain industry partner and other third party consents and approvals, when required;
●	treatment under governmental regulatory regimes and tax laws;
●	royalties payable in respect of bitumen, oil and gas production;
●	unanticipated operating events which can reduce production or cause production to be shut-in or delayed;
●	incorrect assessments of the value of acquisitions, and exploration and development programs;
●	stock market volatility and market valuation of the common shares of our Company;
●	fluctuations in currency and interest rates; and
●	the additional risks and uncertainties, many of which are beyond our control, referred to elsewhere in this quarterly report and in our other SEC filings.

The preceding bullets outline some of the risks and uncertainties that may affect our forward-looking statements. For a full description of risks and uncertainties, see the sections entitled “Risk Factors” and “Environmental Laws and Regulations” of our annual report on Form 10-K for the fiscal year ended September 30, 2015 filed with the SEC on December 29, 2017. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. Any forward-looking statement speaks only as of the date on which it was made and, except as required by law, we disclaim any obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q, 8-K and any other SEC filing or amendments thereto should be consulted.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 under the Exchange Act and therefore we are not required to provide the information required under this item.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of our fiscal quarter ended December 31, 2015, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of our principal executive officer and principal financial officer. Based upon that evaluation and due to the fact that our Company was late in filing its quarterly report on Form 10-Q for the period ended December 31, 2015, our principal executive officer and principal financial officer have concluded that as of the end of that quarter, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Changes In Internal Control Over Financial Reporting

Effective July 1, 2015, as approved by our Company’s Board of Directors, our Company determined that it is preferable to change its accounting policy to full cost accounting under U.S. GAAP. In the year ended September 30, 2015, our Company modified certain policies, procedures, and related internal controls that were impacted by the change in accounting principle from successful efforts method of accounting to the full cost method of accounting. There was no change in our internal controls over financial reporting during the period covered by this Quarterly Report on Form 10-Q that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Although we are a smaller reporting company as defined by Rule 12b-2 under the Exchange Act and are therefore not required to provide the information required under this item, there have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K for the fiscal year ended September 30, 2015, filed with the SEC on December 29, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Information to be Reported on Form 8-K

Deep Well reported all information that was required to be disclosed on Form 8-K during the period covered by this quarterly report on Form 10-Q for the period ended December 31, 2015, other than the following:

As previously disclosed in our annual report on Form 10-K for the year ended September 30, 2015, in accordance with our Company’s Farmout Agreement, the Farmee has agreed to provide up to $40,000,000 in funding for our portion of the costs for the SAGD Project in return for a net 25% working interest in 12 sections where we had a working interest of 50% before the execution of the Farmout Agreement. The Farmee is also required to provide funding to cover monthly operating expenses of our Company provided that such funding shall not exceed $30,000 per month. In addition, the Farmee had the option, exercisable up to December 31, 2015, to commit an additional $110,000,000 of financing to the development of our Company’s Sawn Lake oil sands properties, to obtain an additional working interest of 45% to 50% in the remaining 56 sections of land where we have working interests ranging from 90% to 100%. The Farmee did not exercise their option.

Shareholder Nominations

Other than the recent adoption of our corporate governance and nominating committee charters as previously disclosed in our annual report on Form 10-K for the year ending September 30, 2015, there have been no changes to the procedures by which shareholders may recommend nominees to our Company’s Board of Directors during the time period covered by this quarterly report on Form 10-Q for the period ended December 31, 2015.

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

DEEP WELL OIL & GAS, INC.

By	/s/ Horst A. Schmid
Dr. Horst A. Schmid
Chief Executive Officer and President
(Principal Executive Officer)

Date	February 16, 2018

By	/s/ Curtis Sparrow
Mr. Curtis James Sparrow
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date	February 16, 2018

