Form 10-Q
period 2016-03-31
DEEP WELL OIL & GAS INC
filed 2018-02-23
CIK 869495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of February 23, 2018, the Issuer had outstanding approximately 229,374,605 shares of common stock, $0.001 par value per share.

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)

Condensed Consolidated Balance Sheets

March 31, 2016 and September 30, 2015

	March 31,	September 30,
	2016	2015
	(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$965,387	$1,786,270
Accounts receivable	530,372	301,832
Prepaid assets	453,180	–
Prepaid expenses	47,470	37,698

Total Current Assets	1,996,409	2,125,800

Long term investments	387,118	372,971
Oil and gas properties, net, based on full cost method of accounting	21,058,592	20,981,652
Property and equipment, net	183,049	203,970

TOTAL ASSETS	$23,625,168	$23,684,393

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$382,567	$272,091
Accounts payable and accrued liabilities – related parties	3,050	4,833

Total Current Liabilities	385,617	276,924

Asset retirement obligations (Note 7)	449,388	426,607

TOTAL LIABILITIES	835,005	703,531
(Commitments and contingencies (Note 11)

SHAREHOLDERS’ EQUITY
Common Stock: (Note 8)
Authorized: 600,000,000 shares at $0.001 par value Issued and outstanding: 229,374,605 shares (September 30, 2015 – 229,374,605 shares)	229,374	229,374
Additional paid in capital	42,732,286	42,605,007
Accumulated deficit	(20,171,497)	(19,853,519)

Total Shareholders’ Equity	22,790,163	22,980,862

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$23,625,168	$23,684,393

See accompanying notes to the condensed consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)

(Unaudited)

Condensed Consolidated Statements of Operations and Comprehensive Loss

For the Three and Six Months Ended March 31, 2016 and 2015

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015

Revenue	$27,190	$83,401	$148,181	$229,801
Royalty expenses	330	(3,405)	(22,598)	(12,385)
Revenue, net of royalty	27,520	79,996	125,583	217,416

Expenses
Operating expenses	294,610	348,009	602,649	1,114,522
Operating expenses covered by Farmout	(267,090)	(268,013)	(477,066)	(897,106)
General and administrative	93,920	528,319	293,464	1,097,187
Depreciation, accretion and depletion	17,206	21,618	34,527	42,820

Net loss from operations	(111,126)	(549,937)	(327,991)	(1,140,007)

Other income and expenses
Rental and other income	3,168	3,421	8,283	7,203
Interest income	833	1,150	1,730	2,697

Net loss and comprehensive loss	$(107,125)	$(545,366)	$(317,978)	$(1,130,107)

Net loss per common share
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted Average Outstanding Shares (in thousands)
Basic and Diluted	229,374	229,374	229,374	229,374

See accompanying notes to the condensed consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)

(Unaudited)

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended March 31, 2016 and 2015

	March 31,	March 31,
	2016	2015

CASH PROVIDED BY (USED IN):

Operating Activities
Net loss	$(317,978)	$(1,130,107)
Items not affecting cash:
Share based compensation	127,279	590,036
Depreciation, accretion and depletion	34,527	42,820
Net changes in non-cash working capital (Note 10)	(582,799)	301,838

Net Cash Used in Operating Activities	(738,971)	(195,413)

Investing Activities
Investment in oil and gas properties	(83,322)	(29,088)
Long term investments	1,410	1,802

Net Cash Used in Investing Activities	(81,912)	(27,286)

Financing Activities
Proceeds from issuance of common stock	–	5,002

Net Cash Provided by Financing Activities	–	5,002

Decrease in cash and cash equivalents	(820,883)	(217,697)

Cash and cash equivalents, beginning of period	1,786,270	2,324,755

Cash and cash equivalents, end of period	$965,387	$2,107,058

Supplemental Cash Flow Information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

See accompanying notes to the condensed consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)

(Unaudited)

Notes to the Condensed Consolidated Financial Statements

March 31, 2016

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

Under the full cost method, oil and gas properties are subject to the ceiling test performed quarterly. A ceiling test write-down is recognized in net earnings if the carrying amount of a cost centre exceeds the “cost centre ceiling”. The carrying amount of the cost centre includes the capitalized costs of proved oil and natural gas properties, net of accumulated depletion and deferred income taxes. The cost centre ceiling is the sum of (A) present value of the estimated future net cash flows from proved oil and natural gas reserves using a 10 percent per year discount factor, (B) the costs of unproved properties not being amortized, and (C) the lower of cost or fair value of unproved properties included in the costs being amortized; less (D) related income tax effects. As of March 31, 2016, no ceiling test write-downs were recorded for the Company’s oil and gas properties.

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

Revisions in estimated liabilities can result from revisions of estimated inflation rates, escalating retirement costs, and changes in the estimated timing of settling asset retirement obligations. As of March 31, 2016 and September 30, 2015, asset retirement obligations amount to $449,388 and $426,607, respectively. The Company has posted bonds, where required, with the Government of Alberta based on the amount the government estimates the cost of abandonment and reclamation to be.

Financial, Concentration and Credit Risk

The Company’s consideration or related financial credit risk related to cash and cash equivalents depends on if funds are fully insured by either The Canada Deposit Insurance Corporation (“CDIC”), or The Credit Union Deposit Guarantee Corporation (“CUDGC”) deposit insurance limit. As of March 31, 2016, the Company has approximately $224,621 funds that are in excess of deposit insurance limits, which may have financial credit risk. For the Company funds that are maintained in a financial institution which has its deposits fully guaranteed by CUDGC, there is no financial credit risk.

The Company is not directly subject to credit risk resulting from the concentration of its crude oil sales. For the period ending March 31, 2016 and for the year ended September 30, 2015, the Company has recorded oil sales received from the operator of the Company’s producing properties. The Company’s joint venture partner is the operator of the Company’s producing properties and it is the Company’s joint venture partner who sells all of the Company’s oil production to 11 purchasers in the oil and gas industry. The Company does not require collateral and management periodically evaluates the operator’s financial statements and the collectability of oil sales receivables from the operator and believes that the Company’s oil sales receivables are fully collectable and that the risk of loss is minimal.

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights, unless the exercise becomes antidilutive and then the basic and diluted per share amounts are the same. There were 64,205,221 potentially dilutive securities excluded from the the diluted earnings per share calculation because their effect would be antidilutive.

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

The Company’s oil sands acreage as of March 31, 2016, covers 43,015 gross acres (34,096 net acres) on 68 sections of land under nine oil sands leases. Until the Company extends the leases “into perpetuity” based on the Alberta governmental regulations, the lease expiration dates of the Company’s nine oil sands leases are as follows:

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

Lease Rental Commitments

The Company has acquired interests in certain oil sands properties located in North Central Alberta, Canada. The terms include certain commitments related to oil sands properties that require the payments of rents as long as the leases are non-producing. As of March 31, 2016, the Company’s net payments due under this commitment are as follows:

	(USD $)	(Cdn $)
2016	$18,617	$24,147
2017	$37,235	$48,294
2018	$37,235	$48,294
2019	$22,728	$29,478
2020	$3,454	$4,480
Subsequent	$13,816	$17,920

The Company follows the full cost method of accounting for costs of oil properties. Under this method, oil and gas properties, for which no proved reserves have been assigned, must be assessed at least annually to ascertain whether or not a write down should occur. Unproven properties are assessed annually, or more frequently as economic events indicate, for potential write down.

This consists of comparing the carrying value of the asset with the asset’s expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions. Proven oil properties are reviewed for any write down on a field-by-field basis. No write downs were recognized for the period ended March 31, 2016.

Capitalized costs of proven oil properties will be depleted using the unit-of-production method when the property is placed in production.

Substantially all of the Company’s oil activities are conducted jointly with others. The accounts reflect only the Company’s proportionate interest in such activities.

4.	CAPITALIZATION OF COSTS INCURRED IN OIL AND GAS ACTIVITIES

The following table illustrates capitalized costs relating to oil producing activities for the six months ended March 31, 2016 and the fiscal year ended September 30, 2015:

	March 31, 2016	September 30, 2015
Unproved Oil and Gas Properties	$21,126,658	$21,044,015
Proved Oil and Gas Properties	–	–
Accumulated Depreciation and Depletion	(68,066)	(62,363)

Net Capitalized Cost	$21,058,592	$20,981,652

Depreciation and depletion expense for the six months ended March 31, 2016 and 2015 were $5,703 and $6,878 respectively.

5.	EXPLORATION ACTIVITIES

The following table presents information regarding the Company’s costs incurred in the oil property acquisition, exploration and development activities for the six months ended March 31, 2016 and the fiscal year ended September 30, 2015:

	March 31, 2016	September 30, 2015
Acquisition of Properties:
Proved	$–	$–
Unproved	$82,643	$135,575
Exploration costs	$6,154	$46,351
Development costs	$–	$–

6.	SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Accounts payable – related parties was $3,050 as of March 31, 2016 (September 30, 2015 - $4,833) for expenses to be reimbursed to directors. This amount is unsecured, non-interest bearing, and has no fixed terms of repayment.

As of March 31, 2016, officers, directors, their families, and their controlled entities have acquired 53.63% of the Company’s outstanding common capital stock. This percentage does not include unexercised warrants or stock options.

The Company incurred expenses $66,456 to one related party, Concorde Consulting, for professional fees and consulting services provided to the Company during the period ended March 31, 2016 (March 31, 2015 - $76,005). These amounts were fully paid as of March 31, 2016.

7.	ASSET RETIREMENT OBLIGATIONS

The total future asset retirement obligation is estimated by management based on the Company’s net working interests in all wells and facilities, estimated costs as determined by the Alberta Energy Regulator to reclaim and abandon wells and facilities and the estimated timing of the costs to be incurred in future periods. At March 31, 2016, the Company estimates the undiscounted cash flows related to asset retirement obligation to total approximately $623,142 (September 30, 2015 - $602,613). The fair value of the liability at March 31, 2016 is estimated to be $449,388 (September 30, 2015 - $426,607) using a risk free rate of 3.74% and an inflation rate of 2%. The actual costs to settle the obligation are expected to occur in approximately 27 years.

Changes to the asset retirement obligation were as follows:

	March 31, 2016	September 30, 2015
Balance, beginning of period	$426,607	$469,013
Liabilities incurred	–	35,031
Effect of foreign exchange	14,877	(93,421)
Disposal	–	–
Accretion expense	7,904	15,984
Balance, end of period	$449,388	$426,607

8.	COMMON STOCK

Common Stock Issued and Outstanding

As of March 31, 2016, the Company had outstanding 229,374,605 shares of common stock.

Warrants

The following table summarizes the Company’s warrants outstanding as of March 31, 2016:

	Shares Underlying Warrants Outstanding			Shares Underlying Warrants Exercisable
Range of Exercise Price	Shares Underlying Warrants Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Warrants Exercisable	Weighted Average Exercise Price

$0.105 at March 31, 2016	52,155,221	0.65	$0.105	52,155,221	$0.105
$0.075 at March 31, 2016	520,000	0.22	0.075	520,000	0.075
	52,675,221	0.65	$0.105	52,675,221	$0.105

The following is a summary of warrant activity for the period ended March 31, 2016:

	Number of Warrants	Weighted Average Exercise Price	Intrinsic Value

Balance, September 30, 2015	52,675,221	$0.105	$–
Cancelled	–	–	–
Granted	–	–	–
Exercised	–	–	–
Balance, March 31, 2016	52,675,221	$0.105	$–

Outstanding Warrants, March 31, 2016	52,675,221	$0.105	$–

There were 52,675,221 warrants outstanding as of March 31, 2016 (September 30, 2015 – 52,675,221), which have a historical fair market value of $3,153,216 (September 30, 2015 - $3,153,216).

9.	STOCK OPTIONS

For the period ended March 31, 2016, the Company recorded share based compensation expense related to stock options in the amount of $127,279 (September 30, 2015 – $1,116,544) on the stock options that were previously granted. As of March 31, 2016, there was remaining unrecognized compensation cost of $113,006 related to the non-vested portion of these unit option awards. Compensation expense is based upon straight-line depreciation of the grant-date fair value over the vesting period of the underlying unit option.

	Shares Underlying Options Outstanding			Shares Underlying Options Exercisable
Range of Exercise Price	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price

$0.05 at March 31, 2016	3,450,000	2.22	0.05	3,450,000	0.05
$0.30 at March 31, 2016	250,000	2.58	0.30	250,000	0.30
$0.34 at March 31, 2016	450,000	2.68	0.34	450,000	0.34
$0.38 at March 31, 2016	6,780,000	3.47	0.38	5,320,000	0.38
$0.23 at March 31, 2016	600,000	3.63	0.23	400,000	0.23
	11,530,000	3.06	$0.27	9,870,000	$0.25

The aggregate intrinsic value of exercisable options as of March 31, 2016, was $Nil (September 30, 2015 - $Nil).

The following is a summary of stock option activity as at March 31, 2016:

	Number of Underlying Shares	Weighted Average Exercise Price	Weighted Average Fair Market Value

Balance, September 30, 2015	12,430,000	$0.26	$0.20

Balance, March 31, 2016	11,530,000	$0.27	$0.22

Exercisable, March 31, 2016	9,870,000	$0.25	$0.20

There were 1,660,000 unvested stock options outstanding as of March 31, 2016 (September 30, 2015 – 2,010,000).

10.	CHANGES IN NON-CASH WORKING CAPITAL

	Six months ended	Six Months Ended
	March 31, 2016	March 31, 2015

Accounts receivable increase	$(228,540)	$877,133
Prepaid expenses increase	(462,952)	(14,139)
Accounts payable increase	108,693	(561,156)
	$(582,799)	$301,838

11.	COMMITMENTS

Compensation to Executive Officers

Concorde Consulting, a company owned 100% by Mr. Curtis J. Sparrow, for providing services as Chief Financial Officer to the Company for $11,076 per month (Cdn $15,000 per month). As of March 31, 2016, the Company did not owe Concorde Consulting any of this amount.

Rental Agreement

On July 27, 2015, the Company renewed its Edmonton office lease commencing effective on July 1, 2015 and expiring on June 30, 2017. The quarterly payments due are as follows:

	USD $	Cdn $
2016 Q3 (April - June)	$6,144	$7,969
2016 Q4 (July - September)	$6,144	$7,969
2017 Q1 (October - December)	$6,144	$7,969
2017 Q2 (January - March)	$6,144	$7,969
2017 Q3 (April - June)	$6,144	$7,969

12.	SUBSEQUENT EVENTS

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

On June 19, 2017, the Company renewed its Edmonton office lease commencing effective on July 1, 2017 and expiring on June 30, 2019. As part of the lease renewal the Company received the first 3 months of basic rent free. The quarterly payments due are as follows:

	USD $	Cdn $
2017 Q4 (July - September)	$–	$–
2018 Q1 (October - December)	$6,144	$7,969
2018 Q2 (January - March)	$6,144	$7,969
2018 Q3 (April - June)	$6,144	$7,969
2018 Q4 (July - September)	$6,144	$7,969
2019 Q1 (October - December)	$6,144	$7,969
2019 Q2 (January - March)	$6,144	$7,969
2019 Q3 (April - June)	$6,144	$7,969

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

Our consolidated financial statements and the supplemental information thereto are reported in United States dollars and are prepared based upon United States generally accepted accounting principles (“US GAAP”). References in this Form 10-Q to “$” are to United States dollars and references to “Cdn$” are to Canadian dollars. On February 20, 2018, the daily rate of exchange for Canadian dollars expressed in US$ was Cdn$1.00 = US$0.7923 as reported by the Bank of Canada. The following table sets forth the rates of exchange for the Cdn$, expressed in US dollars, in effect at the end of the following periods and the average rates of exchange during such periods, based on the rates of exchange for such periods as reported by the Bank of Canada.

Period Ending March 31	2016	2015
Rate at end of period	0.7710	0.7885
Average rate for the three month period	0.7282	0.8057

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

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Revenue	$27,190	$83,401	$148,181	$229,801
Provincial royalty expenses	330	(3,405)	(22,598)	(12,385)
Revenue, net of royalty	27,520	79,996	125,583	217,416
Expenses
Operating expenses	294,610	348,009	602,649	1,114,522
Operating expense covered by Farmout	(267,090)	(268,013)	(477,066)	(897,106)
General and administrative (excluding share based compensation)	35,295	255,241	166,185	507,151
Share based compensation	58,625	273,078	127,279	590,036
Depreciation, accretion and depletion	17,206	21,618	34,527	42,820
Net loss from operations	(111,126)	(549,937)	(327,991)	(1,140,007)
Other income and expenses
Rental and other income	3,168	3,421	8,283	7,203
Interest income	833	1,150	1,730	2,697
Net loss and comprehensive loss	$(107,125)	$(545,366)	$(317,978)	$(1,130,107)

First production from our present joint Steam Assisted Gravity Drainage Demonstration Project (the “SAGD Project”) began on September 16, 2014. For the three month period ending March 31, 2016, oil revenue totaled $27,190 before deduction of royalties. For the three month period ending March 31, 2016, the volume of oil delivered was 9,545 barrels net to our Company, before royalties, with an average oil sales price of $2.85 per barrel ($3.91 per barrel Cdn). As a result of the low-price environment for bitumen in 2015 and early 2016, a majority of our Company’s Joint Venture partners voted to temporarily suspend operations of the SAGD Project at the end of February 2016. For the six month period ending March 31, 2016, we

Existing SAGD Project Surface Facility located on Section 7-30-91-12W5.

recorded oil revenue in the amount of $148,181 before deduction of royalties. For the six month period ending March 31, 2016, the volume of oil delivered was 19,156 barrels net to our Company, before royalties, with an average oil sales price of $7.74 per barrel ($10.48 per barrel Cdn). For the three month period ending March 31, 2015, we recorded oil revenue in the amount of $83,401 before deduction of royalties. For the three month period ending March 31, 2015, the volume of oil delivered was 5,922 barrels net to our Company, before royalties, with an average oil sales price of $16.51 per barrel ($20.44 per barrel Cdn). For the six month period ending March 31, 2015, we recorded oil revenue in the amount of $229,801 before deduction of royalties. For the six month period ending March 31, 2015, the volume of oil delivered was 9,536 barrels net to our Company, before royalties, with an average oil sales price of $24.06 per barrel ($28.49 per barrel Cdn). The realized sales price of our oil is discounted for diluent, blending, trucking, pipeline access and additional treating costs compared to the West Texas Intermediate (“WTI”) benchmark price, but paid in Canadian dollars. While oil prices remained low in 2015 and early 2016, the Canadian dollar weakened and in 2015 and early 2016 offset some of the lower WTI price impact. Our net operating margin after operating expenses is zero since at this time any negative operating margins are reimbursed to us under the farmout agreement we entered into on July 31, 2013 (the “Farmout Agreement”) with an additional joint venture partner (the “Farmee”) to fund our share of the current SAGD Project. Transportation costs are included in these operating costs. Therefore, the total share of the capital costs and operating expenses of our Company’s joint SAGD Project, has been funded in accordance with the Farmout Agreement, at a net cost to our Company of $Nil. As required by the Farmout Agreement, the Farmee has since reimbursed our Company and/or paid the operator in total approximately $21.5_ million ($26.7 million Cdn) for the Farmee’s share and our share of the capital costs and operating expenses of the SAGD Project as of November 30, 2017. These costs included the drilling and completion of one SAGD well pair; the purchase and transportation of equipment of which included the once through steam generator (“OTSG”), production tanks, water treatment plant, and power generators; installation and construction of the steam plant facility; testing and commissioning; the purchase of the water source and disposal wells; construction of pipelines and expenditures to connect and tie-in the source and disposal water wells to the steam plant facility along with a fuel source tie-in pipeline; equipment for processing and treating the bitumen production at the SAGD facility site; replacement of the electrical submersible pump; front end costs for the expansion; and the operating expenses associated with the steaming and production of the one SAGD well pair.

For the three months ended March 31, 2016, our general and administrative expenses decreased by $434,399 compared to the three months ended March 31, 2015, which was primarily due to (i) a decrease of $214,453 in non-cash share based compensation charged to expense, which was mainly due to vested stock options we granted on December 4, 2013, September 19, 2014 and November 17, 2014 to our directors and contractors; and (ii) a decrease of foreign exchange loss of $152,134; and (iii) a decrease of engineering fees of $43,494 for the preparation of an independent evaluation of our Sawn Lake properties. We also received $90,000 during this quarter from one of our joint venture partners in accordance with a Farmout Agreement to offset some of our monthly operational expenses. After adjusting for the non-cash items listed above, our general and administrative expenses were $155,758 for the three months ended March 31, 2016 compared to $221,203 for the three months ended March 31, 2015.

For the six months ended March 31, 2016, our general and administrative expenses decreased by $803,723 compared to the six months ended March 31, 2015, which was primarily due to (i) a decrease of $462,758 in non-cash share based compensation charged to expense, which was mainly due to vested stock options we granted in 2013 and 2014 to our directors and contractors; and (ii) a decrease of $204,845 in foreign exchange loss; and (iii) a decrease of engineering fees of $86,865. We also received $180,000 during the last six months from one of our joint venture partners in accordance with the Farmout Agreement, to offset some of our monthly operational expenses. After adjusting for the non-cash items listed above, our general and administrative expenses were $355,160 for the six months ended March 31, 2016 compared to $492,017 for the six months ended March 31, 2015.

For the three months ended March 31, 2016, our depreciation, depletion, and accretion expense decreased by $4,412 compared to the three months ended March 31, 2015, which was primarily due to the depreciating value of our assets. Depreciation expense is computed using the declining balance method over the estimated useful life of the asset. In compliance with our accounting policy, only half of the depreciation is taken in the year of acquisition. No significant asset purchases were made in the quarter ended March 31, 2016.

For the six months ended March 31, 2016, our depreciation and accretion expense decreased by $8,293 compared to the six months ended March 31, 2015, which was primarily due to the depreciating value of our assets. Depreciation expense is computed using the declining balance method over the estimated useful life of the asset. In compliance with our accounting policy, only half of the depreciation is taken in the year of acquisition. No significant depreciable asset purchases were made in the quarter ended March 31, 2016.

For the three months ended March 31, 2016, there were no significant increases or decreases for rental and other income compared to the three months ended March 31, 2015.

For the six months ended March 31, 2016, rental and other income increased by $1,080 compared to the six months ended March 31, 2015.

For the three months ended March 31, 2016, interest income decreased by $317 compared to the three months ended March 31, 2015.

For the six months ended March 31, 2016, interest income decreased by $967 compared to the six months ended March 31, 2015.

As a result of the above transactions, we recorded a decrease of $438,241 in our net loss and comprehensive loss from operations for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. As discussed above, this increase was primarily due to decreases in non-cash share-based compensation expenses and foreign exchange loss.

As a result of the above transactions, we recorded a decrease of $812,129 in our net loss and loss from operations for the six months ended March 31, 2016 compared to the six months ended March 31, 2015. As discussed above, this increase was primarily due to decreases in non-cash share-based compensation expenses and foreign exchange loss.

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

Liquidity and Capital Resources

As of March 31, 2016, our total assets were $23,625,168 compared to $23,684,393 as of September 30, 2015.

Our total liabilities as of March 31, 2016 were $835,005 compared to $703,531 as of September 30, 2015. This decrease of $131,474 in our total liabilities was primarily the result of our payment for outstanding accounts payable to the operator of the SAGD Project for operating expenses, which was subsequently reimbursed to us by the Farmee under the terms of the Farmout Agreement.

Our working capital (current liabilities subtracted from current assets) is as follows:

	Six Months Ended	Year Ended
	March 31, 2016	September 30, 2015
Current Assets	$1,996,409	$2,125,800
Current Liabilities	385,617	276,924
Working Capital	$1,610,792	$1,848,876

As of March 31, 2016, we had working capital of $1,610,792 compared to a working capital of $1,848,876 as of September 30, 2015. This decrease of $238,084 is mainly the result of (i) the net change of accounts receivable, offset by the increase of accounts payable as described above; (ii) cash used for general and administrative expenses; and (iii) $453,180 transferred and held in trust for a potential acquisition which was not concluded and was subsequently returned to us in May of 2016. As of March 31, 2016, we had no long-term third party debt other than our estimated asset retirement obligations on oil and gas properties.

On July 31, 2013, we entered into the Farmout Agreement to fund our share of the costs of our joint SAGD Project. As of March 31, 2016, we recorded $283,789 in accounts payable due to the operator for our working interest share of the outstanding monthly operating expenses of the SAGD Project, of which all is reimbursable by the Farmee in accordance with the Farmout Agreement. Therefore, this amount is also recorded in accounts receivable to be paid to us from the Farmee to cover our share of the costs of the SAGD Project.

As reported on our condensed Consolidated Statement of Cash Flows under “Operating Activities”, for the six months ended March 31, 2016, our net cash used in operating activities was $738,971 compared to $195,413 for the six months ended March 31, 2015. This increase of $543,558 on our operating activities was primarily the result of $453,180 transferred and held in trust for a potential acquisition which was not concluded and was subsequently returned to us in May of 2016.

As reported on our condensed Consolidated Statement of Cash Flows under “Investing Activities”, we had an increase of $54,234 on investment in our oil and gas properties for the six months ended March 31, 2016, compared to the six months ended March 31, 2015. There were no significant investing activities during these periods.

As reported on our condensed Consolidated Statement of Cash Flows under “Financing Activities”, for the six months ended March 31, 2016, there was no cash inflow or outflow in financing activities. For the for the six months ended March 31, 2015, we received $5,002 from one shareholder in exchange for 47,618 shares of our common stock upon the exercise by that shareholder of warrants at an exercise price of $0.105 per common share.

Our cash and cash equivalents as of March 31, 2016 was $965,387 compared to $2,107,058 as of March 31, 2015. This decrease of $1,141,671 in cash was primarily due to $453,180 transferred and held in trust for a potential acquisition as described above and general and administrative expenses. As of March 31, 2016, we had no long-term debt other than our estimated asset retirement obligations on oil and gas properties.

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

Disclosure Controls and Procedures

As of the end of our fiscal quarter ended March 31, 2016, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of our principal executive officer and principal financial officer. Based upon that evaluation and due to the fact that our Company was late in filing its quarterly report on Form 10-Q for the period ended March 31, 2016, our principal executive officer and principal financial officer have concluded that as of the end of that quarter, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Although we are a smaller reporting company as defined by Rule 12b-2 under the Exchange Act and are therefore not required to provide the information required under this item, there have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K for the fiscal year ended September 30, 2015, filed with the SEC on December 29, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Information to be Reported on Form 8-K

Deep Well reported all information that was required to be disclosed on Form 8-K during the period covered by this quarterly report on Form 10-Q for the period ended March 31, 2016.

Shareholder Nominations

Other than the recent adoption of our corporate governance and nominating committee charters as previously disclosed in our annual report on Form 10-K for the year ending September 30, 2015, there have been no changes to the procedures by which shareholders may recommend nominees to our Company’s Board of Directors during the time period covered by this quarterly report on Form 10-Q for the period ended March 31, 2016.

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

DEEP WELL OIL & GAS, INC.

By:	/s/ Horst A. Schmid
Dr. Horst A. Schmid
Chief Executive Officer and President
(Principal Executive Officer)

Date:	February 23, 2018

By:	/s/ Curtis Sparrow
Mr. Curtis James Sparrow
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	February 23, 2018

