Form 10-K
period 2016-09-30
DEEP WELL OIL & GAS INC
filed 2018-03-08
CIK 869495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2016

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common equity was sold on or about March 31, 2016 was approximately $2.4 million.

As of March 8, 2018, the Issuer had outstanding approximately 229,374,605 shares of common stock, $0.001 par value per share.

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

i

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

ii

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

Year ending September 30	2016	2015

Rate at year end	$0.7624	$0.7456
Average rate for year	$0.7546	$0.8167

Unless the context indicates another meaning, the terms “Company,” “Deep Well,” “we,” “us” and “our” refer to Deep Well Oil & Gas, Inc. and its subsidiaries through which it conducts business. For definitions of some terms used throughout this report, see “Glossary and Abbreviations”.

iii

PART I

ITEM 1.	BUSINESS

We are an emerging independent junior oil sands exploration and development company headquartered in Edmonton, Alberta, Canada. Our immediate corporate focus is to develop the existing oil sands land base in the Peace River oil sands area of Alberta. Our principal office is located at Suite 700, 10150 – 100 Street NW, Edmonton, Alberta T5J 0P6, our telephone number is (780) 409-8144 and our fax number is (780) 409-8146. Deep Well Oil & Gas, Inc. is a Nevada corporation and our common stock trades on the OTC Marketplace under the symbol DWOG. We maintain a website at www.deepwelloil.com or www.DWOG.com. The contents of our website are not part of this annual report on Form 10-K for the fiscal year ended September 30, 2016 (this “Annual Report”).

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

Market and Distribution of Product

On lands where we have a 25% working interest, the operator of the SAGD Project markets and distributes all oil produced from the SAGD Project facility. Production from the SAGD Project was being trucked and sold to marketing facilities in the Peace River area of Alberta. Primarily because of the low-price environment at the time, a majority of the Joint Venture partners voted to temporarily suspend operations of the SAGD Project at the end of February 2016.

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

Research and Development

We had no material scientific research and development costs for the fiscal years ended September 30, 2016 and 2015.

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

On April 9, 2016, the Canadian government published draft regulations providing details on the implementation of the Environmental Violations Administrative Monetary Penalties Act ("EVAMPA"), together with a Policy Framework, which outlines the basic policy framework of the Administrative Monetary Penalties ("AMP") system at Environment and Climate Change Canada ("Environment Canada"). These draft regulations lead the way to the implementation of a federal AMP regime, more than five years after the adoption of the EEA on June 18, 2009. AMPs are enforcement measures and are intended to encourage compliance with environmental regulations. For industries, this new regime, if adopted, could represent a new challenge, since Environment Canada would now have a new tool to use to ensure the compliance with many federal environmental laws.

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

We Have A History Of Losses And May Not Achieve Or Sustain Profitability In The Future. Since our inception, we have suffered recurring losses from operations and have been dependent on new investment to sustain our operations. During the years ended September 30, 2016 and 2015 we reported net losses of $554,374 and $1,884,667 respectively. We may not achieve profitability in the foreseeable future, if at all. In addition, our operating expenses may be more than our future revenue growth. We expect our future cost of revenue and operating expenses to continue to increase in the foreseeable future as we continue to expand on our thermal recovery operations at Sawn Lake, Alberta.

Future Price Declines May Result In A Write-Down Of Asset Carrying Values. Effective July 1, 2015, our Company adopted the full-cost method of accounting for costs related to our oil sands properties. Under the full cost method, oil and gas properties are subject to a ceiling test performed quarterly. A ceiling test write-down is recognized in net earnings if the carrying amount of a cost centre exceeds the “cost centre ceiling”. The cost centre ceiling is the sum of: (i) present value of the estimated future net cash flows from proved oil and natural gas reserves using a 10 percent per year discount factor; (ii) the costs of unproved properties not being amortized; (iii) the lower of cost or fair value of unproved properties included in the costs being amortized; and (iv) related income tax effects. During the 2016 and 2015 fiscal year, no ceiling test write-downs were recorded for our oil and gas properties. Costs associated with unproved properties are excluded from the depletion calculation until it is determined that proved reserves are attributable or impairment has occurred. Unproved properties are assessed annually for impairment. Costs that have been impaired are included in the costs subject to depletion within the full cost pool. A significant decline in oil prices from current levels, or other factors, without other mitigating circumstances, could cause a future write-down of our capitalized costs and a non-cash charge on our income statement.

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

We Could Be Subject To SEC Penalties If We Do Not File All Of Our SEC Reports. We have not timely filed this current Annual Report on Form 10-K, and the subsequent Annual Report of Form 10-K for the year ended September 30, 2017, and subsequent quarterly reports on Form 10-Q as required to be filed by us with the SEC, in a timely manner. It is possible that the SEC could take enforcement action against us, including potentially the de-registration of our securities, if we fail to file our annual and quarterly reports in a timely manner as required by the SEC. If the SEC were to take any such actions, it could adversely affect the liquidity of trading in our common stock and the amount of information about our Company that is publicly available.

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

The following table summarize, by geographic area, our gross and net developed and undeveloped Peace River oil sands rights under lease as of September 30, 2016:

Peace River Oil Sands Rights as of September 30, 2016
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

Our current developed and undeveloped oil sands acreage as of November 30, 2017, covers 43,015 gross acres (34,096 net acres) on 68 sections of land under nine oil sands leases. Until we extend the leases “into perpetuity” based on the Alberta governmental regulations, the lease expiration dates of our nine oil sands leases are as follows:

(i)	32 sections of land or 20,242 gross acres (13,284 net acres) under five oil sands leases are set to expire on July 10, 2018. Of the 5 oil sands leases totaling 32 sections of land, it is our opinion that we have already met the governmental requirements on 17 sections of the 32 sections to continue these sections into perpetuity. These 17 sections contain a majority of the resources identified to date on these 5 oil sands leases. We have completed or are in the process of applying for continuation of these leases or parts of the leases where the majority of the oil sands resources have been confirmed;

(ii)	31 sections of land or 19,610 gross acres (17,649 net acres) under 3 oil sands leases are set to expire on August 19, 2019; and

(iii)	5 sections of land or 3,163 gross acres (3,163 net acres) under one oil sands lease are set expire on April 9, 2024. It is our opinion that we have already met the governmental requirements for this lease and we will be applying to continue all 5 sections of this lease into perpetuity.

Delivery Commitments

We are not subject to any obligations under existing delivery commitment contracts or agreements calling for the provision of fixed and determinable quantities of oil and gas.

Disclosure of Reserves

We did not have our properties assessed and evaluated for reserves and resources as of September 30, 2016.

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

Preparation of Reserves Estimates and Reserves Evaluation

DeGolyer did not assess and evaluate our properties for reserves and resources as of September 30, 2016. Our properties were previously assessed and evaluated, as of September 30, 2015, for reserves and resources by DeGolyer and MacNaughton Canada Limited (“DeGolyer”) in compliance with SEC definitions and guidance and in accordance with generally accepted petroleum engineering principles. The technical persons employed by DeGolyer met the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Natural Gas Reserves Information promulgated by the Society of Petroleum Engineers.

Our properties were assessed and evaluated, as of September 30, 2015, by independent examination and evaluation of our production data, reservoir pressure data, logs, geological data, and offset analogies. DeGolyer was provided full access to complete and accurate information pertaining to our properties, and to all applicable personnel of our Company. DeGolyer’s independent evaluation of our properties for reserves, as of September 30, 2015, was supervised Ms. Nahla Boury, President of DeGolyer. Ms. Boury is a registered professional engineer in Alberta, Canada and has over 25 years of oil and gas industry experience and 21 years of application evaluation experience. Our Board appointed a reserves and resources committee consisting of four Board members. The reserves and resources committee members are Mr. Said Arrata, Mr. David Roff, Mr. Colin Outtrim and Mr. Curtis James Sparrow. Our reserves estimates, if any, and process for developing such estimates are reviewed by our current reserves and resources committee and approved by our management. Our management on behalf of our Board ensures compliance with SEC disclosure and internal control requirements along with verifying the independence of all third-party consultants. Our management is ultimately responsible for reserve estimates, if any, and reserve disclosures and ensuring that they are in accordance with the applicable regulatory requirements and industry standards and practices.

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

Third Party Reports

DeGolyer did not assess and evaluate our properties for reserves and resources as of September 30, 2016.

Proved Undeveloped Reserves

DeGolyer did not assess and evaluate our properties for reserves and resources as of September 30, 2016. As of September 30, 2015, DeGolyer did assess and evaluate our properties for reserves and resources. Our Company reported no proved reserves as of September 30, 2015.

Reserves Reported to Other Agencies

DeGolyer did not assess and evaluate our properties for reserves and resources as of September 30, 2016. Our Company is required to file a Statement of Reserves Data and Other Oil and Gas Information on Form 51-101F1 and any amendments with the Alberta Securities Commission pursuant to National Instrument 51-101 – Standard of Disclosure for Oil and Gas Activities, in which we reported no net oil reserves prepared in accordance with the Canadian Oil and Gas Evaluation Handbook (“COGEH”).

Oil and Gas Production, Production Prices and Production Costs

On September 16, 2014, the first SAGD well pair started producing oil from our joint Sawn Lake oil sands properties. We received our first revenue late in September of 2014 from the sales of our produced oil. As a result of the low-price environment for bitumen in 2015 and early 2016, a majority of the Joint Venture partners voted to temporarily suspend operations of the SAGD Project at the end of February 2016. The following table discloses our 25% working interest share of production and average sales price for the last three fiscal years:

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

The following table sets forth our gross and net productive oil wells as of September 30, 2016:

	Producing Oil Wells				Producing Gas Wells		Total
	Gross		Net		Gross	Net	Gross	Net
Gas	–		–		–	–	–	–
Oil	1	(1)	0.25	(1)	–	–	1	0.25

(1) SAGD producer well

As of the fiscal years ended September 30, 2016 and 2017 all of our producing wells were still shut-in.

Drilling and Other Exploratory and Development Activities

The following table summarizes the results of our drilling activities in the Peace River oil sands area of Alberta during the fiscal years ended September 30, 2017, 2016, 2015 and 2014.

	Development (Net Wells)						Exploratory (Net Wells)
	Oil		Gas	Service Well		Dry	Oil	Gas	Service Well	Dry	Total Net wells
2017
Alberta, Canada	–		–	–		–	0.25	–	–	–	0.25
2016
Alberta, Canada	–		–	–		–	–	–	–	–	–
2015
Alberta, Canada	–		–	–		–	–	–	–	–	–
2014
Alberta, Canada	0.25	(1)	–	0.75	(2)	–	–	–	–	–	1

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

As previously disclosed, on July 30, 2013, we are participating in a SAGD Project with our joint venture partners, whereby our Company holds a 25% working interest. The SAGD Project consists of one SAGD well pair drilled to an approximate depth of 650 meters and a horizontal length of 780 meters and the SAGD facility for steam generation, water handling, and bitumen treating. Steam injection commenced in May 2014 and production commenced on September 16, 2014. The SAGD Project was producing from September to the end of February 2016. In January and February of 2016, production from the SAGD Project reached a steady state average of 615 barrels per day (“bopd”), on a 100% basis (154 bopd net to us), with an average SOR of 2.1 from the one SAGD well pair. The early production results of the current SAGD Project successfully confirmed the capability of the Bluesky reservoir to produce using thermal recovery technology. However, at that time, given the low-price environment for bitumen, a majority of our Company’s Joint Venture partners voted to temporarily suspend operations of the SAGD Project at the end of February 2016.

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

As previously disclosed, on July 31, 2013, we entered into the Farmout Agreement. In accordance with the Farmout Agreement, the Farmee has agreed to provide up to $40,000,000 in funding for our portion of the costs for the SAGD Project, in return for a net 25% working interest in 12 sections where we had a working interest of 50% before the execution of the Farmout Agreement. The Farmee will also provide funding to cover monthly operating expenses of our Company, not to exceed $30,000 per month. The total share of the material costs and operating expenses of our Company’s joint SAGD Project, has been funded in accordance with the Farmout Agreement. As required by the Farmout Agreement, as of November 30, 2017, the Farmee has since reimbursed our Company and/or paid the operator approximately $21.5 million ($26.7 million Cdn) in total for the Farmee’s share and our share of the capital costs and operating expenses of the SAGD Project. These costs include the capital costs of the drilling and completion of one SAGD well pair; the purchase and transportation of equipment; installation and construction of the steam plant facility; testing and commissioning; the purchase of the water source and disposal wells; construction of pipelines and expenditures to connect and tie-in the source water wells to the steam plant facility along with a fuel source tie-in pipeline; equipment for processing and treating the bitumen production at the SAGD facility site; replacement of the electrical submersible pump; some front end costs for the expansion; and the start-up operating expenses associated with the steaming and production of one SAGD well pair.

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

	High	Low

Fiscal September 30, 2015
First Quarter	$0.34	$0.12
Second Quarter	$0.20	$0.06
Third Quarter	$0.12	$0.07
Fourth Quarter	$0.16	$0.07
Fiscal September 30, 2016
First Quarter	$0.09	$0.03
Second Quarter	$0.04	$0.02
Third Quarter	$0.07	$0.03
Fourth Quarter	$0.07	$0.03
Fiscal September 30, 2017
First Quarter	$0.06	$0.02
Second Quarter	$0.03	$0.02
Third Quarter	$0.05	$0.01
Fourth Quarter	$0.03	$0.02
Fiscal September 30, 2018
First Quarter	$0.04	$0.01

Holders of Record

As of February 28, 2017, we had approximately 169 holders of record of our shares of common stock. Our Company estimates that investment dealers and other nominees are the record holders for approximately 2,121 beneficial holders.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of September 30, 2016 with respect to shares of Deep Well’s common stock that may be issued under our existing equity compensation plans.

	Equity Compensation Plan
	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	11,530,000	(1)	$0.27	11,407,461	(2)
Equity compensation plans not approved by security holders	–		–	–
Total	11,530,000		$0.27	11,407,461	(2)

(1) On June 20, 2013, our Board granted our directors Dr. Horst A. Schmid, Mr. Said Arrata, Mr. Satya Das, Mr. David Roff, Mr. Curtis Sparrow and Mr. Malik Youyou, options to purchase 450,000 shares each of common stock at an exercise price of $0.05 per share of common stock, with one-third vesting immediately, one-third vesting on June 20, 2014, and one-third vesting on June 20, 2015, each with a five-year life from the original grant date. And on June 20, 2013, our Board also granted two consultants, Portwest Investments Ltd. and Concorde Consulting, options to purchase 1,000,000 shares each of common stock at an exercise price of $0.05 per share of common stock, with one-half vesting immediately and one-half vesting on June 20, 2014, each with a five-year life from the original grant date. And on June 20, 2013, our Board also granted one employee of our Company, options to purchase 150,000 shares of common stock at an exercise price of $0.05 per share of common stock, with one-third vesting immediately, one-third vesting on June 20, 2014, and one-third vesting on June 20, 2015, with a five-year life from the original grant date. On October 28, 2013, the our Board granted a contractor an option to purchase 250,000 shares of common stock at an exercise price of $0.30 per share of common stock, all vesting immediately, with a five-year life, for his services in connection with the Farmout Agreement. On December 4, 2013, the Board appointed Mr. Pascal Nodé-Langlois to its Board and in connection with this appointment the Board granted Mr. Nodé-Langlois an option to purchase 450,000 shares each of common stock at an exercise price of $0.34 per share of common stock, 150,000 vesting immediately and the remaining vesting one-third on December 4, 2014, and one-third on December 4, 2015, with a five-year life. On September 19, 2014, the Board granted Dr. Horst A. Schmid, Mr. Said Arrata, Mr. Satya Das, Mr. Pascal Node-Langlois, Mr. David Roff, Mr. Curtis Sparrow and Mr. Malik Youyou options to purchase 600,000 shares each of common stock at an exercise price of $0.38 per share of common stock, 200,000 vesting immediately and the remaining vesting one-third on September 19, 2015, and one-third on September 19, 2016, with a five-year life. On September 19, 2014, the Board granted two consultants, Portwest Investments Ltd. and Concorde Consulting, an option to purchase each 1,200,000 shares each of common stock at an exercise price of $0.38 per share of common stock, 600,000 vesting immediately and remaining vesting on September 19, 2015. On September 19, 2014, the Board granted one employee an option, expiring five years after the date of grant, to purchase 180,000 shares each of common stock at an exercise price of $0.38 per share of common stock, with the option to purchase 60,000 shares vesting immediately and the option to purchase 60,000 shares on September 19, 2015, and another 60,000 shares on September 19, 2016. On November 17, 2014, the Board appointed Mr. Colin Outtrim to its Board and in connection with this appointment the Board granted Mr. Outtrim an option, expiring five years after the date of grant, to purchase 600,000 shares each of common stock at an exercise price of $0.23 per share of common stock, with the option to purchase 200,000 shares vesting immediately and the option to purchase 200,000 shares on November 17, 2015, and another 200,000 shares on November 17, 2016.

(2) Based on 229,374,605 issued and outstanding shares as at September 30, 2016. The maximum number of common shares that may be reserved for issuance under the Stock Option Plan (as defined below), as amended, may not exceed 10% of our Company’s issued and outstanding common shares.

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

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of equity securities by our Company or affiliated purchasers during the fourth quarter of the fiscal year ended September 30, 2016.

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

Our consolidated financial statements and information are reported in US dollars and are prepared based upon US generally accepted accounting principles (“US GAAP”). On March 5, 2018, the daily rate of exchange for Canadian dollars expressed in US$ was Cdn$1.00 = US$0.7706 as reported by the Bank of Canada.

General Overview

Deep Well Oil & Gas, Inc., along with its subsidiaries through which it conducts business, is an emerging independent junior oil sands exploration and development company headquartered in Edmonton, Alberta, Canada. Our immediate corporate focus is to develop the existing oil sands land base where we have working interests ranging from 25% to 100% in the Peace River oil sands area of Alberta, Canada. Our principal office is located at Suite 700, 10150 - 100 Street, Edmonton, Alberta, Canada T5J 0P6, our telephone number is (780) 409-8144, and our fax number is (780) 409-8146. Deep Well Oil & Gas, Inc. is a Nevada corporation and trades on the OTC Marketplace under the symbol DWOG. We maintain a website at www.deepwelloil.com or www.DWOG.com. The contents of our website are not part of the annual report on Form 10-K for the fiscal year ended September 30, 2016.

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

	September 30,	September 30,
	2016	2015

Revenue	$151,432	$609,575
Provincial royalty refunds (expenses)	28,035	(93,168)
Revenue, net of royalty	179,467	516,407

Expenses
Operating expenses	731,335	1,913,991
Operating expense covered by Farmout	(551,868)	(1,397,584)
General and administrative (excluding share based compensation)	255,443	455,429
Share based compensation	233,164	1,366,099
Depreciation, accretion and depletion	69,542	81,762

Net loss from operations	(558,149)	(1,903,290)

Other income and expenses
Rental and other income	255	13,914
Interest income	3,520	4,709

Net loss and comprehensive loss	$(554,374)	$(1,884,667)

First production from our present joint Steam Assisted Gravity Drainage Demonstration Project (the “SAGD Project”) began on September 16, 2014. As a result of the low-price environment for bitumen in 2015 and early 2016, a majority of our Company’s Joint Venture partners voted to temporarily suspend operation of the SAGD Project at the end of February 2016. For the fiscal year ending September 30, 2016, oil revenue totaled $151,432, before royalties. For the year ending September 30, 2016, the volume of oil delivered was 19,156 barrels net to our Company, before royalties, with an average oil sales price of $7.91 per barrel ($10.48 per barrel Cdn). We only produced oil for 5 months during the current fiscal year prior to the shutting in production at the end of February 2016. For the fiscal year ending September 30, 2015, oil revenue totaled $609,575, before deduction of royalties. For the year ending September 30, 2015, the volume of oil delivered was 25,737 barrels net to our Company, before royalties, with an average oil sales price of $23.68 per barrel ($29.00 per barrel Cdn). The realized sales price of our oil is discounted for diluent, blending, trucking, pipeline access and additional treating costs compared to the West Texas Intermediate (“WTI”) benchmark price, but paid in Canadian dollars. While oil prices remained low in 2015 and in 2016, the Canadian dollar weakened and in 2015 and 2016 offset some of the lower WIT price impact. Our net operating margin after operating expenses is zero since at this time any negative operating margins are reimbursed to us under the farmout agreement we entered into on July 31, 2013 (the “Farmout Agreement”) with an additional joint venture partner (the “Farmee”) to fund our share of the current SAGD Project. Transportation costs are included in these operating costs. Therefore, the total share of the capital costs and operating expenses of our Company’s joint SAGD Project, has been funded in accordance with the Farmout Agreement, at a net cost to our Company of $Nil. As required by the Farmout Agreement, the Farmee has since reimbursed our Company and/or paid the operator in total approximately $21.5 million ($26.7 million Cdn) for the Farmee’s share and our share of the capital costs and operating expenses of the SAGD Project as of November 30, 2017. These costs included the drilling and completion of one SAGD well pair; the purchase and transportation of equipment of which included the once through steam generator (“OTSG”), production tanks, water treatment plant, and power generators; installation and construction of the steam plant facility; testing and commissioning; the purchase of the water source and disposal wells; construction of pipelines and expenditures to connect and tie-in the source and disposal water wells to the steam plant facility along with a fuel source tie-in pipeline; equipment for processing and treating the bitumen production at the SAGD facility site; replacement of the electrical submersible pump; front end costs for the expansion; and the operating expenses associated with the steaming and production of the one SAGD well pair.

Existing SAGD Project Surface Facility located on Section 7-30-91-12W5.

For the year ended September 30, 2016, our general and administrative expenses decreased by $1,332,921 compared to the year ended September 30, 2015. This was a 73.2% decrease from the 2015 fiscal year which was primarily due to a decrease of $878,573 in share based compensation expense and a decrease of $254,261 in foreign exchange losses. We also received $360,000 during the current fiscal year from the Farmee in accordance with a Farmout Agreement to offset some of our monthly operational expenses.

For the year ended September 30, 2016, our share based compensation expense was $237,971 compared to $1,116,545 for the year ended September 30, 2015. After adjusting for the non-cash items, mainly share based compensation and foreign exchange, our general and administrative expenses were $586,134 for the year ended September 30, 2016 compared to $816,314 for the year ended September 30, 2015.

For the year ended September 30, 2016, our depreciation and accretion expense decreased by $12,220 compared to the year ended September 30, 2015, which was primarily due to the depreciating value of our assets. Our depreciation expense is computed using the declining balance method over the estimated useful life of the asset. In compliance with our accounting policy, only half of the depreciation is taken in the year of acquisition.

For the year ended September 30, 2016, our rental and other income decreased by $13,659 compared to the year ended September 30, 2015, which was primarily due to a decrease of office rental income.

As a result of the above transactions, our net loss and loss from operations for the year ended September 30, 2016 decreased by $1,330,293 compared to the year ended September 30, 2015. As discussed above this decrease was primarily due to the decrease in share based compensation expense and foreign exchange losses.

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

The first SAGD well pair, for the SAGD Project, was drilled to a vertical depth of approximately 650 meters with a horizontal length of 780 meters each. Steam injection commenced in May 2014 and production started in September of 2014. Production from this one SAGD well pair and increased significantly over the 18-month period it produced. In January and February of 2016 production from the SAGD Project reached a steady state averaging 615 bopd, on a 100% basis (154 bopd net to us), with an average SOR of 2.1 from one SAGD well pair. It is expected that a reactivation of the existing SAGD Project facility and current SAGD well pair will be part of the potential commercial expansion along with the previously AER approved second SAGD well pair. In early May of 2016, an amended application was submitted to the AER for an expansion of the existing SAGD Project facility site which would potentially increase the operation for up to a total of eight SAGD well pairs. The amended application sought approval to expand the current SAGD Project facility site to 3,200 bopd (100% basis). It is anticipated that only five SAGD well pairs need to be operating to achieve this production level. The expanded facility will be designed to handle up to 3,200 bopd. The AER approval for the expansion of the existing SAGD Project was granted on December 14, 2017. While the joint venture has not yet approved to expand the SAGD Project, currently, the SAGD Project continues to move forward with engineering and identification of long lead time items towards potential expansion to 3,200 bopd and future development at Sawn Lake. Expanding the SAGD Project would be a significant step towards establishing commercially viability at Sawn Lake on a larger scale.

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

Liquidity and Capital Resources

As of September 30, 2016, our total assets were $23,166,967 compared to $23,684,393 as of September 30, 2015. This decrease of $517,426 was due to a decrease of $669,350 in our current assets, which was primarily due to cash used for general and administrative expenses and a decrease in our accounts receivable.

For the year ended September 30, 2016, we performed an assessment of our carrying costs of our unproven oil sands properties and determined that no write-down of our oil and gas properties as of September 30, 2016 was necessary. No write-downs of our unproven oil sands properties were recorded in the year ended September 30, 2015. However, our unproven oil sands properties may be at risk for future ceiling test write-downs. It is potentially possible that continued declines in oil prices and possible changes to our Company’s drilling plans in response to lower prices or increases in drilling or operating costs could result in other additional write-downs to our Company’s unproven oil sands properties.

As of September 30, 2016, our total liabilities were $502,508 compared to $703,531 as of September 30, 2015. This decrease of $201,023 in our total liabilities was primarily the result of our payment for outstanding accounts payable to the operator of the SAGD Project for operating expenses, which was reimbursed to us by the Farmee, in accordance with the terms of the Farmout Agreement.

Our working capital is as follows.

	September 30, 2016	September 30, 2015
Current Assets	$1,456,450	$2,125,800
Current Liabilities	49,975	276,924
Working Capital	$1,406,475	$1,848,876

As of September 30, 2016, our Company had working capital of $1,406,475 compared to our working capital of $1,848,876 as of September 30, 2015. This decrease is mainly due to cash used for general and administrative expenses. As of September 30, 2016, we had no long-term third-party debt other than our estimated asset retirement obligations on our oil and gas properties. On July 31, 2013, we entered into the Farmout Agreement to fund our share of the costs of our joint SAGD Project. As of September 30, 2016, we had a decrease of $226,949 in our accounts payable compared to the prior fiscal year.

As reported on our Consolidated Statement of Cash Flows under “Operating Activities”, for the year ending September 30, 2016, our net cash used in operating activities was $189,808 compared to $386,168 for the year ended September 30, 2015. This decrease of $196,360 was primarily the result of cash used for general and administrative expenses.

As reported on our Consolidated Statement of Cash Flows under “Investing Activities”, we had an increase of $4,446 in the investment in our oil and gas properties and a decrease of $33,775 in our long term investments for the year ended September 30, 2016, compared to the year ended September 30, 2015.

As reported on our Consolidated Statement of Cash Flows under “Financing Activities”, for the year ended September 30, 2016, there was no cash inflow or outflow in financing activities. For the year ended September 30, 2015, we received $5,000 from one shareholder in exchange for 47,618 shares of our common stock upon the exercise by that shareholder of warrants at an exercise price of $0.105 per common share.

Our cash and cash equivalents for the year ending September 30, 2016 were $1,400,922 compared to $1,786,270 in the year ending September 30, 2015. This decrease of $385,348 in cash was primarily due to general and administrative expenses. As of September 30, 2016, we had no long-term debt other than our estimated asset retirement obligations on our oil and gas properties.

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

Under the full cost method, oil and gas properties are subject to a ceiling test performed quarterly. A ceiling test write-down is recognized in net earnings if the carrying amount of a cost centre exceeds the “cost centre ceiling”. The cost centre ceiling is the sum of: (i) present value of the estimated future net cash flows from proved oil and natural gas reserves using a 10 percent per year discount factor; (ii) the costs of unproved properties not being amortized; (iii) the lower of cost or fair value of unproved properties included in the costs being amortized; and (iv) related income tax effects. During the 2016 fiscal year, no ceiling test write-downs were recorded for our oil and gas properties. Costs associated with unproved properties are excluded from the depletion calculation until it is determined that proved reserves are attributable or impairment has occurred. Unproved properties are assessed annually for impairment. Costs that have been impaired are included in the costs subject to depletion within the full cost pool.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Deep Well Oil & Gas, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of Deep Well Oil & Gas, Inc. and its subsidiaries (the “Company”) as of September 30, 2016 and 2015, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Deep Well Oil & Gas, Inc. and its subsidiaries at September 30, 2016 and 2015, and the results of their consolidated operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Turner, Stone & Company LLP

Dallas, Texas

March 8, 2018

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)

Consolidated Balance Sheets

September 30, 2016 and September 30, 2015

	September 30,	September 30,
	2016	2015

ASSETS
Current Assets
Cash and cash equivalents	$1,400,922	$1,786,270
Accounts receivable	22,577	301,832
Prepaid expenses	32,951	37,698

Total Current Assets	1,456,450	2,125,800

Long-term investments	384,247	372,971
Oil and gas properties, net, based on full cost method of accounting	21,164,415	20,981,652
Property and equipment, net	161,855	203,970

TOTAL ASSETS	$23,166,967	$23,684,393

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$47,506	$272,091
Accounts payable and accrued liabilities – related parties	2,469	4,833

Total Current Liabilities	49,975	276,924

Asset retirement obligations (Note 10)	452,533	426,607

TOTAL LIABILITIES	502,508	703,531
(Commitments and contingencies Note 15)

SHAREHOLDERS’ EQUITY
Common Stock: (Note 11)
Authorized: 600,000,000 shares at $0.001 par value Issued and outstanding: 229,374,605 shares (September 30, 2015 – 229,374,605 shares)	229,374	229,374
Additional paid in capital	42,842,978	42,605,007
Accumulated deficit	(20,407,893)	(19,853,519)

Total Shareholders’ Equity	22,664,459	22,980,862

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$23,166,967	$23,684,393

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)

Consolidated Statements of Operations and Comprehensive Income (Loss)

For the Years Ended September 30, 2016 and 2015

	September 30,	September 30,
	2016	2015

Revenue	$151,432	$609,575
Royalty refunds (expenses)	28,035	(93,168)
Revenue, net of royalty	179,467	516,407

Expenses
Operating expenses	731,335	1,913,991
Operating expense covered by Farmout	(551,868)	(1,397,584)
General and administrative	488,607	1,821,528
Depreciation, accretion and depletion	69,542	81,762

Net loss from operations	(558,149)	(1,903,290)

Other income and expenses
Rental and other income	255	13,914
Interest income	3,520	4,709

Net loss and comprehensive loss	$(554,374)	$(1,884,667)

Net loss per common share
Basic and Diluted	$(0.00)	$(0.01)

Weighted Average Outstanding Shares (in thousands)
Basic and Diluted	229,374	229,374

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)

Consolidated Statements of Shareholders’ Equity

For the Years Ended September 30, 2016 and 2015

			Additional
	Common Shares		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at September 30, 2014	229,326,987	$229,326	$41,040,447	$(17,525,790)	$23,743,983

Warrants
- Exercised October 3, 2014 (Note 11)	47,618	48	4,954	–	5,002
- Warrants modification (Note 11)	–	–	443,062	(443,062)	–

Options granted for services	–	–	1,116,544	–	1,116,544

Net operating loss for the year ended September 30, 2015	–	–	–	(1,884,667)	(1,884,667)

Balance at September 30, 2015	229,374,605	$229,374	$42,605,007	$(19,853,519)	$22,980,862

Warrants
Options granted for services	–	–	237,971	–	237,971
Net operating loss for the year ended September 30, 2016	–	–	–	(554,374)	(554,374)

Balance at September 30, 2016	229,374,605	$229,374	$42,842,978	$(20,407,893)	$22,664,459

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)

Consolidated Statements of Cash Flows

For the Years Ended September 30, 2016 and 2015

	September 30,	September 30,
	2016	2015

Operating Activities
Net loss	$(554,374)	$(1,884,667)
Items not affecting cash:
Share-based compensation	237,971	1,116,544
Depreciation, accretion and depletion	69,542	81,762
Net changes in non-cash working capital (Note 13)	57,053	300,193

Net Cash Used in Operating Activities	(189,808)	(386,168)

Investing Activities
Investment in oil and gas properties	(198,412)	(193,966)
Long-term investments	2,872	36,647

Net Cash Used in Investing Activities	(195,540)	(157,319)

Financing Activities
Proceeds from issuance of common stock	–	5,002

Net Cash Provided by Financing Activities	–	5,002

Decrease in cash and cash equivalents	(385,348)	(538,485)

Cash and cash equivalents, beginning of year	1,786,270	2,324,755

Cash and cash equivalents, end of year	$1,400,922	$1,786,270

Supplemental Cash Flow Information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)

Notes to the Consolidated Financial Statements

September 30, 2016 and 2015

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

Allowance for Doubtful Accounts

The Company determines allowances for doubtful accounts based on aging of specific accounts. Accounts receivable are stated at the historical carrying amounts net of allowances for doubtful accounts and include only the amounts the Company deems to be collectable. The allowance for bad debts was $nil and $nil at September 30, 2016 and September 30, 2015, respectively.

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

Under the full cost method, oil and gas properties are subject to the ceiling test performed quarterly. A ceiling test write-down is recognized in net earnings if the carrying amount of a cost centre exceeds the "cost centre ceiling". The carrying amount of the cost centre includes the capitalized costs of proved oil and natural gas properties, net of accumulated depletion and deferred income taxes. The cost centre ceiling is the sum of (A) present value of the estimated future net cash flows from proved oil and natural gas reserves using a 10 percent per year discount factor, (B) the costs of unproved properties not being amortized, and (C) the lower of cost or fair value of unproved properties included in the costs being amortized; less (D) related income tax effects. During the 2016 fiscal year, no ceiling test write-downs were recorded for our oil and gas properties.

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

Depreciation, Depletion and Amortization - Capitalized costs within each country are depleted and depreciated on the unit-of-production method based on the estimated gross proved reserves as determined by independent petroleum engineers. Depletion and depreciation is calculated using the capitalized costs, including estimated asset retirement costs, plus the estimated future costs to be incurred in developing proved reserves, net of estimated salvage value.

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

Revisions in estimated liabilities can result from revisions of estimated inflation rates, escalating retirement costs, and changes in the estimated timing of settling asset retirement obligations. As of September 30, 2016 and 2015, asset retirement obligations amount to $452,533 and $426,607, respectively. The Company has posted bonds, where required, with the Government of Alberta based on the amount the government estimates the cost of abandonment and reclamation to be.

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

Financial, Concentration and Credit Risk

The Company’s consideration or related financial credit risk related to cash and cash equivalents depends on if funds are fully insured by either The Canada Deposit Insurance Corporation (“CDIC”), or The Credit Union Deposit Guarantee Corporation (“CUDGC”) deposit insurance limit. As of the 2016 fiscal year end the Company has approximately $636,029 funds that are in excess of deposit insurance limits, which may have financial credit risk. For the Company funds that are maintained in a financial institution which has its deposits fully guaranteed by CUDGC, there is no financial credit risk.

The Company is not directly subject to credit risk resulting from the concentration of its crude oil sales. For the years ended September 30, 2016 and 2015, the Company has recorded oil sales received from the operator of the Company’s producing properties. The Company’s joint venture partner is the operator of the Company’s producing properties and it is the Company’s joint venture partner who sells 100% of the Company’s oil production to 11 purchasers in the oil and gas industry. The Company does not require collateral and management periodically evaluates the operator’s financial statements and the collectability of oil sales receivables from the operator and believes that the Company’s oil sales receivables are fully collectable and that the risk of loss is minimal.

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

Financial Instruments

Financial instruments include cash and cash equivalents, accounts receivable, long-term investments, investment in equity securities, accounts payable and accounts payable - related parties. The fair value of these financial instruments approximates their carrying value because of the short-term maturity of these items unless otherwise noted. The fair value of the investment in equity securities cannot be determined as the market value is not readily obtainable. The equity securities are reported using the cost method.

Environmental Requirements

At the report date, environmental requirements related to the oil properties acquired are unknown and therefore an estimate of any future cost cannot be made.

Share-Based Compensation

The Company accounts for stock options granted to directors, officers, employees and non-employees using the fair value method of accounting. The fair value of stock options for directors, officers, employees and their corporate entities are calculated at the date of grant and are expensed over the vesting period of the options on a straight-line basis. For non-employees, the fair value of the options is measured on the earlier of the date at which the counterparty performance is complete or the date at which the performance commitment is reached. The Company uses the Black-Scholes model to calculate the fair value of stock options issued, which requires certain assumptions to be made at the time the options are awarded, including the expected life of the option, the expected number of granted options that will vest and the expected future volatility of the stock. The Company reflects estimates of award forfeitures at the time of grant and revises in subsequent periods, if necessary, when forfeiture rates are expected to change.

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

The Company’s oil sands acreage as of September 30, 2016, covers 43,015 gross acres (34,096 net acres) on 68 sections of land under nine oil sands leases. Until the Company extends the leases “into perpetuity” based on the Alberta governmental regulations, the lease expiration dates of the Company’s nine oil sands leases are as follows:

(iv)	32 sections of land under 5 oil sands leases are set to expire on July 10, 2018. Of the 5 oil sands leases totaling 32 sections of land, it is the Company’s opinion that the Company has already met the governmental requirements on 17 of the 32 sections to continue these sections into perpetuity. These 17 sections contain the majority of the resources identified to date on these 5 oil sands leases. The Company has completed or is in the process of applying for continuation of these leases or parts of the leases where the majority of the oil sands resources have been confirmed;

(v)	31 sections of land under 3 oil sands leases are set to expire on August 19, 2019; and

(vi)	5 sections of land under 1 oil sands lease are set expire on April 9, 2024. It is the Company’s opinion that the Company has already met the governmental requirements for this lease and it will be applying to continue all 5 sections of this lease into perpetuity.

Lease Rental Commitments

The Company has acquired interests in certain oil sands properties located in North Central Alberta, Canada. The terms include certain commitments related to oil sands properties that require the payments of rents as long as the leases are non-producing. As of September 30, 2016, the Company’s net payments due under this commitment are as follows:

	(USD $)	(Cdn $)
2017	$36,820	$48,294
2018	$36,820	$48,294
2019	$22,474	$29,478
2020	$3,416	$4,480
2021	$3,416	$4,480
Subsequent	$10,247	$13,440

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

With the revised requirements, the Company now plans to meet the first of these conditions. As at September 30, 2016 and 2015, out of the 26 wells to be drilled in option 1 above, the Company has an interest in ten wells which it has drilled, logged and cored, which can be counted towards these requirements, and in addition the Company has also identified three other wells drilled and logged through the oil sands zone by others who own or owned the rights to explore zones deeper than the Company’s Bluesky zone where the Company has oil sands rights. The wells drilled by others may be included in the satisfaction of these requirements under option 1 above. Therefore, under option 1 above the Company may have to drill up to another 13 wells to preserve all of the 68 sections. In the event the Company does not drill all or part of the 13 wells the Company can also elect to retain a portion of each lease where the Company has identified the reservoir and has completed the amount of work to retain that portion of the lease. Presently, without drilling any more wells it is the Company’s opinion that under the newer rules the Company can retain about 67% of the lands where the Company has already identified resources.

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

This consists of comparing the carrying value of the asset with the asset’s expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions. Proven oil properties are reviewed for any write down on a field-by-field basis. No write downs were recognized for the year ended September 30, 2016.

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

4.	CAPITALIZATION OF COSTS INCURRED IN OIL AND GAS ACTIVITIES

The following table illustrates capitalized costs relating to oil producing activities as of September 30, 2016 and September 30, 2015:

	September 30, 2016	September 30, 2015
Unproved Oil and Gas Properties	$21,238,052	$21,044,015
Proved Oil and Gas Properties	–	–
Accumulated Depreciation and Depletion	(73,637)	(62,363)
Net Capitalized Cost	$21,164,415	$20,981,652

Depreciation and depletion expenses for the years ended September 30, 2016 and 2015 were $11,274 and $10,549 respectively.

5.	EXPLORATION ACTIVITIES

The following table presents information regarding the Company’s costs incurred in the oil property acquisition, exploration and development activities for the years ended September 30, 2016 and September 30, 2015:

	September 30, 2016	September 30, 2015
Acquisition of Properties:
Proved	$–	$–
Unproved	194,037	135,835
Exploration costs	39,658	46,351
Development costs	–	–

6.	INVESTMENT IN EQUITY SECURITIES

On February 25, 2005, the Company acquired an interest in Signet Energy Inc. (“Signet” formerly Surge Global Energy, Inc.) as a result of a Farmout Agreement dated February 25, 2005. Signet amalgamated with Andora Energy Corporation (“Andora”) in 2007.

As of November 19, 2008, the Company converted its Signet shares into 2,241,558 shares of Andora, which presently represents an equity interest in Andora of approximately 2.24% as of December 31, 2015, which is Andora’s fiscal year end. These shares are carried at a nominal value using the cost method and their value is included under oil and gas properties on the Company’s balance sheet.

7.	PROPERTY AND EQUIPMENT

	September 30, 2016
		Accumulated	Net Book
	Cost	Depreciation	Value
Computer equipment	$32,198	$32,093	$105
Office furniture and equipment	34,130	29,629	4,501
Software	5,826	5,826	–
Leasehold improvements	4,936	4,936	–
Portable work camp	170,580	158,758	11,822
Vehicles	38,077	35,412	2,665
Oilfield equipment	249,045	176,141	72,904
Road mats	364,614	339,091	25,523
Wellhead	3,254	2,578	676
Tanks	96,085	52,426	43,659
	$998,745	$836,890	$161,855

	September 30, 2015
		Accumulated	Net Book
	Cost	Depreciation	Value
Computer equipment	$32,198	$31,834	$364
Office furniture and equipment	34,130	28,412	5,718
Software	5,826	5,826	–
Leasehold improvements	4,936	4,936	–
Portable work camp	170,580	153,585	16,995
Vehicles	38,077	34,269	3,808
Oilfield equipment	249,045	157,833	91,212
Road mats	364,614	328,152	36,462
Wellhead	3,254	2,353	901
Tanks	96,085	47,575	48,510
	$998,745	$794,775	$203,970

There was $42,115 of depreciation expense for the year ended September 30, 2016 (September 30, 2015 - $55,228).

8.	LONG-TERM INVESTMENTS

Long-term investments consist of cash held in trust by the AER which bears interest at a rate of prime minus 0.375% and has no stated date of maturity. These investments are required by the AER to ensure there are sufficient future cash flows to meet the expected future asset retirement obligations and are restricted for this purpose.

9.	SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Accounts payable – related parties was $2,469 as of September 30, 2016 (September 30, 2015 - $4,833) for expenses to be reimbursed to directors. This amount is unsecured, non-interest bearing, and has no fixed terms of repayment.

As of September 30, 2016, officers, directors, their families, and their controlled entities have acquired 53.63% of the Company’s outstanding common capital stock. This percentage does not include unexercised warrants or stock options.

The Company incurred expenses $135,828 to one related party, Concorde Consulting, an entity controlled by a director, for professional fees and consulting services provided to the Company during the year ended September 30, 2016 (September 30, 2015 - $147,006). These amounts were fully paid as of September 30, 2016.

10.	ASSET RETIREMENT OBLIGATIONS

The total future asset retirement obligation is estimated by management based on the Company’s net working interests in all wells and facilities, estimated costs as determined by the Alberta Energy Regulator to reclaim and abandon wells and facilities and the estimated timing of the costs to be incurred in future periods. At September 30, 2016, the Company estimates the undiscounted cash flows related to asset retirement obligation to total approximately $616,191 (September 30, 2015 - $602,613). The fair value of the liability at September 30, 2016 is estimated to be $452,533 (September 30, 2015 - $426,607) using a risk free rate of 3.74% and an inflation rate of 2%. The actual costs to settle the obligation are expected to occur in approximately 27 years.

Changes to the asset retirement obligation were as follows:

	September 30, 2016	September 30, 2015
Balance, beginning of period	$426,607	$469,013
Liabilities incurred	–	35,031
Effect of foreign exchange	9,771	(93,421)
Disposal	–	–
Accretion expense	16,155	15,984
Balance, end of period	$452,533	$426,607

11.	COMMON STOCK

As of September 30, 2016, the Company had outstanding 229,374,605 shares of common stock.

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

On June 20, 2016, warrants to acquire up to 520,000 common shares of the Company, expired unexercised.

The following table summarizes the Company’s warrants outstanding as of September 30, 2016:

	Shares Underlying Warrants Outstanding			Shares Underlying Warrants Exercisable
Range of Exercise Price	Shares Underlying Warrants Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Warrants Exercisable	Weighted Average Exercise Price

$0.105 at September 30, 2016	52,155,221	0.15	$0.105	52,155,221	$0.105

The following is a summary of warrant activity for the year ended September 30, 2016:

	Number of Warrants	Weighted Average Exercise Price	Intrinsic Value

Balance, September 30, 2015	52,675,221	$0.105	$–
Expired at June 20, 2016	(520,000)	0.075	–
Balance, September 30, 2016	52,155,221	$0.105	$–

Outstanding Warrants, September 30, 2016	52,155,221	$0.105	$–
Exercisable Warrants, September 30, 2016	52,155,221	$0.105	$–

There were 52,155,221 warrants outstanding as of September 30, 2016 (September 30, 2015 – 52,675,221), which have a fair value of $3,153,216 (September 30, 2015 - $3,153,216).

Measurement Uncertainty for Warrants

The Company used the Black-Scholes pricing model (“Black-Scholes”) to value the warrants. This pricing model was developed for use in estimating the fair value of traded “European” options. The private placement warrants issued by the Company are transferable and have no vesting restrictions and can be exercised at any time up to their expiration date, and are “American” options. This pricing model requires the input of subjective assumptions including expected share price volatility. The fair value estimate can vary materially as a result of changes in the assumptions, and therefore can materially affect the calculated fair value of the warrants. The following assumptions were used in the Black-Scholes pricing model to value the warrants:

Expected Term – Expected term of 1.33 years, represents the period that the warrants were expected to be outstanding.

Expected Volatility – Expected volatilities are based on historical volatility of the Company’s stock, adjusted where determined by management for unusual and non-representative stock price activity not expected to recur. The expected volatility used was 111%.

Expected Dividend – The Black-Scholes valuation model calls for a single expected dividend yield as an input. The Company currently pays no dividends and does not expect to pay dividends in the foreseeable future.

Risk-Free Interest rate – The Company bases the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The risk-free rate used was 0.67%

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

For the year ended September 30, 2016, the Company recorded share-based compensation expense related to stock options in the amount of $237,971 (September 30, 2015 – $ 1,116,544) on the stock options that were previously granted. As of September 30, 2016, there was remaining unrecognized compensation cost of $2,314 related to the non-vested portion of these unit option awards. Compensation expense is based upon straight-line depreciation of the grant-date fair value over the vesting period of the underlying unit option.

	Shares Underlying Options Outstanding			Shares Underlying Options Exercisable
Range of Exercise Prices	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price

$0.05 at September 30, 2016	3,450,000	1.72	0.05	3,450,000	–
$0.30 at September 30, 2016	250,000	2.08	0.30	250,000	–
$0.34 at September 30, 2016	450,000	2.18	0.34	450,000	–
$0.38 at September 30, 2016	6,780,000	2.97	0.38	6,780,000	–
$0.23 at September 30, 2016	600,000	3.13	0.23	400,000	–
	11,530,000	2.55	$0.27	11,330,000	$–

The aggregate intrinsic value of exercisable options as of September 30, 2016, was $Nil (September 30, 2015 - $Nil).

The following is a summary of stock option activity as at September 30, 2016:

	Number of Underlying Shares	Weighted Average Exercise Price	Weighted Average Fair Market Value

Balance, September 30, 2015	12,430,000	$0.26	$0.20

Balance, September 30, 2016	11,530,000	$0.27	$0.22

Exercisable, September 30, 2016	11,330,000	$0.27	$0.22

A summary of the options granted at September 30, 2016 and 2015 and changes during the periods then ended is presented below:

	September 30, 2016		September 30, 2015
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding balance at beginning of period	12,430,000	$0.26	11,830,000	$0.26

Granted - November 17, 2014			600,000	0.23
Vested - November 17, 2014			200,000	0.23
Vested - December 4, 2014			150,000	0.34
Vested - June 20, 2015			950,000	0.05
Vested - September 19, 2015			2,660,000	0.38
Vested - November 17, 2015	200,000	0.23
Vested - December 4, 2015	150,000	0.34
Vested - September 19, 2016	1,460,000	0.38
Expired – March 23, 2016	(900,000)	0.14
Outstanding at end of period	11,530,000	$0.27	12,430,000	$0.26

Exercisable	11,330,000	0.27	10,420,000	0.24

There were 200,000 unvested stock options outstanding as of September 30, 2016 (September 30, 2015 – 2,010,000).

Measurement Uncertainty for Stock Options

The Company used the Black-Scholes pricing model (“Black-Scholes”) to value the stock options. This pricing model was developed for use in estimating the fair value of traded “European” options. The stock options that are granted to employees, directors and consultants are non-transferable and some vest over time, and are “American” options. This pricing model requires the input of subjective assumptions including expected share price volatility. The fair value estimate can vary materially as a result of changes in the assumptions, and therefore can materially affect the calculated fair value of the stock options. The following assumptions were used in the Black-Scholes pricing model to value the stock options:

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

13.	CHANGES IN NON-CASH WORKING CAPITAL

	September 30,	September 30,
	2016	2015

Accounts receivable	$279,255	$748,267
Prepaid expenses	4,747	6,177
Accounts payable and accounts payable and accrued liabilities -related party	(226,949)	(454,251)

	$57,053	$300,193

14.	INCOME TAXES

As of September 30, 2016, the Company has approximately $6,184,515 (2015 – $6,067,348) of operating losses expiring through 2035 that may be used to offset future taxable income but are subject to various limitations imposed by rules and regulations of the Internal Revenue Service. The net operating losses are limited each year to offset future taxable income, if any, due to the change of ownership in the Company's outstanding shares of common stock. In addition, at September 30, 2016, the Company had an unused Canadian net operating loss carry-forward of approximately $7,691,984 (2015 – $8,447,043), expiring through 2036. These operating loss carry-forwards may result in future income tax benefits of approximately $4,241,416. However, because realization is uncertain at this time, a valuation reserve in the same amount has been established. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The components of the net deferred tax asset, the statutory tax rate, the effective rate and the elected amount of the valuation allowance are as follows:

	Year Ended September 30, 2016	Year Ended September 30, 2015
Statutory and effective tax rate
Domestic
Statutory U.S. federal rate	35.00%	35.00%
Foreign	27.00%	25.50%

	Year Ended September 30, 2016	Year Ended September 30, 2015
Income taxes recovered at the statutory and effective tax rate
Domestic
Statutory U.S. federal rate	$123,447	$470,101
Foreign	54,451	151,134

Timing differences:
Non-deductible expenses	(127,363)	(614,014)
Other deductible charges		–
Benefit of tax losses not recognized in the year	(50,535)	(7,221)
Income tax recovery (expense) recognized in the year	$–	$–

The approximate tax effects of each type of temporary difference that gives rise to deferred tax assets are as follows:

	Year Ended September 30, 2016	Year Ended September 30, 2015
Deferred income tax assets (liabilities)
Net operating loss carry-forwards	$4,241,416	$4,404,273
Oil and gas properties	(2,056,543)	(1,797,827)
Equipment	187,150	191,884
Valuation allowance	(2,372,023)	(2,798,330)
Net deferred income tax assets	$–	$–

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

Compensation to Executive Officers

Concorde Consulting, a company owned 100% by Mr. Curtis J. Sparrow, for providing services as Chief Financial Officer to the Company for $11,436 per month (Cdn $15,000 per month). As of September 30, 2016, the Company did not owe Concorde Consulting any of this amount.

Rental Agreement

On July 27, 2015, the Company renewed its Edmonton office lease commencing effective on July 1, 2015 and expiring on June 30, 2017. The quarterly payments due are as follows:

	USD $	Cdn $
2017 Q1 (October - December)	$6,076	$7,969
2017 Q2 (January - March)	$6,076	$7,969
2017 Q3 (April - June)	$6,076	$7,969

16.	CRUDE OIL AND NATURAL GAS PROPERTY INFORMATION (Unaudited)

Results of Operations from Oil and Gas Producing Activities

The following table sets forth the results of the Company’s operations from oil producing activities from the Company’s Sawn Lake oil sands properties located in Alberta, Canada, for the years ending September 30, 2016 and 2015:

	September 30, 2016	September 30, 2015
Oil sales after royalties	$179,467	$516,407

Production (Operating) expenses	(179,467)	(516,407)
Depreciation, accretion and depletion	(68,066)	(79,659)
Oil sales less expenses	(68,066)	(79,659)
Income tax expenses	–	–
Results of operations from producing activities	$(68,066)	$(79,659)

For the years ended September 30, 2016 and September 30, 2015, the Company booked oil revenue in the amount of $179,467 and $516,407, respectively, after deduction of royalties. For the years ended September 30, 2016 and September 30, 2015, the volumes of oil delivered were booked to be 19,156 barrels and 25,737 barrels, respectively, net to the Company, before royalties, with average oil sales prices of $7.91 and $23.68 per barrel for the years ended September 30, 2016 and September 30, 2015, respectively. Operating expenses are zero since at this time they were paid for under the Farmout Agreement. Transportation costs are included in these operating costs. The total share of the material costs and operating expenses of the Company’s joint Steam Assisted Gravity Drainage Demonstration project (“SAGD Project”), has been funded in accordance with the Farmout Agreement, at a net cost to the Company of $Nil. As required by the Farmout Agreement, the Farmee has since reimbursed the Company and or paid the operator in total approximately $20.0 million (Cdn $26.2 million) for the SAGD Project for the Farmee’s share and the Company’s share of the capital costs and operating expenses of the SAGD Project up to September 30, 2016. These costs include the drilling of the SAGD well pair; the purchase and transportation of equipment; installation and construction of the steam plant facility; testing and commissioning; the purchase of the water source and disposal wells and expenditures to connect these water wells with pipelines to the steam plant facility along with a fuel source tie-in pipeline; and the monthly operating expenses associated with the steaming and production of the SAGD well pair up to September 30, 2016. The capital costs to complete the SAGD Project steam plant facility with one SAGD well pair was approximately $26.5 million (Cdn $34.8 million) on a 100% working interest basis, of which the Company’s share was covered under the Farmout Agreement.

SAGD Project Outlook - The SAGD Project has successfully shown the capability of producing oil from the Bluesky reservoir using steam. A majority of the Company’s Joint Venture partners voted to temporarily suspend operations of the SAGD Project at the end of February 2016. The SAGD Project has:

●	confirmed that the SAGD process works in the Bluesky formation at Sawn Lake,
●	established characteristics of ramp up through stabilization of SAGD performance,
●	indicated the productive capability and steam-oil ratio (“SOR’), of the reservoir, and
●	provided critical information required for well and facility design associated with future commercial development.

The Sawn Lake Demonstration Project reached a steady state production level in January and February of 2016 with an average of 615 barrels of oil per day (“bopd”), on a 100% basis (154 bopd net to the Company), with an average SOR of 2.1 from one SAGD well pair. In early May of 2016, an amended application was submitted to the AER for an expansion of the existing SAGD Project facility site which would potentially increase the operation for up to a total of eight SAGD well pairs. The amended application sought approval to expand the current SAGD Project facility site to 3,200 bopd (100% basis). It is anticipated that only five SAGD well pairs need to be operating to achieve this production level. The expanded facility will be designed to handle up to 3,200 bopd. The AER approval for the expansion of the existing SAGD Project was granted on December 14, 2017. While the joint venture has not yet approved to expand the SAGD Project, currently, the SAGD Project continues to move forward with engineering and identification of long lead time items towards potential expansion to 3,200 bopd and future development at Sawn Lake.

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

On June 19, 2017, the Company renewed its Edmonton office lease commencing effective on July 1, 2017 and expiring effective June 30, 2019. As part of the lease renewal the Company received the first 3 months of basic rent free. The quarterly payments due are as follows:

	USD $	Cdn $
2017 Q4 (July - September)	$–	$–
2018 Q1 (October - December)	$6,076	$7,969
2018 Q2 (January - March)	$6,076	$7,969
2018 Q3 (April - June)	$6,076	$7,969
2018 Q4 (July - September)	$6,076	$7,969
2019 Q1 (October - December)	$6,076	$7,969
2019 Q2 (January - March)	$6,076	$7,969
2019 Q3 (April - June)	$6,076	$7,969

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

Disclosure Controls and Procedures

As of the end of the fiscal year ended September 30, 2016, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) was carried out under the supervision and with the participation of our principal executive officer and principal financial officer. Based upon that evaluation and due to the fact that our Company was late in filing its annual report on Form 10-K for the year ended September 30, 2016, our principal executive officer and principal financial officer have concluded that as of the end of that fiscal year, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Our management, which included our principal executive officer and principal financial officer, assessed our internal control over financial reporting as of September 30, 2016. This assessment was based on criteria for effective internal control over financial reporting described in the internal control integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of September 30, 2016, our internal control over financial reporting was subsequently not effective which was due to the fact that our Company was late in filing its annual report on Form 10-K for the year ended September 30, 2016.

Attestation Report of the Independent Registered Public Accounting Firm

We are a smaller reporting and emerging growth company within the meaning of Rule 12b-2 under the Exchange Act. Therefore, this Annual Report is not required to include an attestation report of our independent registered public accounting firm, with respect to our internal control over financial reporting. Turner Stone’s audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of our internal control over financial reporting. Accordingly, Turner Stone expressed no such opinion on our internal control over financial reporting as of September 30, 2016.

Changes in Internal Control Over Financial Reporting

Effective July 1, 2015, as approved by our Company’s Board of Directors, our Company determined that it is preferable to change its accounting policy to full cost accounting under U.S. GAAP. In the year ended September 30, 2015, our Company modified certain policies, procedures, and related internal controls that were impacted by the change in accounting principle from successful efforts method of accounting to the full cost method of accounting. There was no change in our internal controls over financial reporting during the year end covered by this Annual Report on Form 10-K that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

Our Company reported all information that was required to be disclosed on Form 8-K during the fourth quarter of the fiscal year ended September 30, 2016, as covered by this Annual Report.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

As of September 30, 2016, the directors and executive officers of Deep Well are as follows:

Name	Age	Director Since	Position/Office
Dr. Horst A. Schmid	83	2004	Director and Chairman of the Board, President and Chief Executive Officer
Mr. Malik Youyou	63	2008	Director
Mr. Said Arrata	76	2011	Director
Mr. Satya Brata Das	60	2011	Director
Mr. Pascal Nodé-Langlois	69	2013	Director
Mr. Colin P. Outtrim	66	2014	Director
Mr. David Roff	45	2006	Director
Mr. Curtis Sparrow	59	2004	Director and Chief Financial Officer, Corporate Secretary and Treasurer

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

Mr. Satya Brata Das has served as director of Deep Well since March 8, 2011. Mr. Satya Brata Das is a seasoned strategist, author, board director and policy guru. Mr. Das’ guidance and counsel is highly valued in the public, private and philanthropic sectors. Mr. Das advised on more than 50 major files for the governments of Canada, Alberta, and municipalities. Mr. Das’ private sector engagement ranges from start-ups to listed firms. Building on a distinguished career in journalism in the last quarter of the 20th century, Mr. Das launched his advisory firm Cambridge Strategies Inc. at the turn of the millennium. Mr. Das’ proven skills in integrating the political, economic, societal and cultural dimensions of policy challenges have brought effective results to professional and voluntary endeavours. Mr. Das pioneered values-based public policy, using quantitative measures of citizen values to win social license and widespread societal support. Mr. Das is a frequent commentator and public speaker in both national languages, in media and on stage. A best-selling author, Mr. Das’ books include Dispatches from a Borderless World; The Best Country: Why Canada Will Lead the Future and Green Oil: Clean Energy for the 21st Century?. Mr. Das’ volunteer work is deeply informed with a lifelong commitment to human rights as a way of life, and the principles of human dignity espoused by M.K. Gandhi.

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

Mr. Colin P. Outtrim has served as director of Deep Well since November 17, 2014. Mr. Outtrim is a highly experienced petroleum engineer bringing with him extensive reservoir appraisal knowledge to the Company. Mr. Outtrim has over 40 years of experience in the global petroleum reserves and resources industry and has conducted and or participated in several hundred reservoir engineering and economic evaluation projects covering oil, gas and geothermal properties in all parts of the world having asset values from between one million to 20 billion dollars. Early in his career he worked with the Alberta Government Energy Resources and Conversation Board (now known as the Alberta Energy Regulator or “AER”) as a Reserves Engineer assessing the Alberta oil sands, at which time he also published and co-authored a paper entitled “The Oil Sands Reserves of Alberta”. From 1992 to 2004, he was the co-founder, President and CEO of Outtrim Szabo Associates Ltd. which served petroleum companies undertaking energy developments around the world. In 2004, Outtrim Szabo Associates Ltd. was acquired by DeGolyer and MacNaughton Canada Limited (“DeGolyer”) and Mr. Outtrim became president and a director of DeGolyer until his retirement in 2012. From 2008 to 2012, the Company engaged DeGolyer to prepare the Company’s independent reserves and resources analysis reports, at which time Mr. Outtrim was providing independent consulting engineering services to the Company through DeGolyer. His career has provided him broad experience reporting to audit committees as a “qualified reserves evaluator and auditor”. He is one of a few expert members from around the world selected to sit on and serve as a technical member of the Experts Group sub-committee on the United Nations Economic Commission for Europe (“UNECE”), the United Nations Framework Classification (“UNFC”) for the standardization of petroleum reserves and resource definitions, and has recently completed a three-year term on the board of trustees of the Society of Petroleum Engineers Canadian Educational Trust Fund as trustee and treasurer. He is currently serving as director and reserves audit committee chairman of CaiTerra International Energy Corporation and currently provides reservoir engineering advisory services to Tallahassee Resources Inc. He is also the past chairman of the Petroleum Society of the Canadian Institute of Mining. Mr. Outtrim holds a Bachelors of Applied Science in Geological Engineering from the University of British Columbia and is a registered Petroleum Engineer. Mr. Outtrim completed his professional qualifications at the highest level with the Institute of Corporate Directors and attained his ICD.D designation.

Mr. David Roff has served as a director of Deep Well since April 3, 2006. Mr. Roff is the Vice President, Business Development at Cranson Capital, an Exempt Market Dealer a position he has held since Sept 2017. He is also a real estate advisor to Globalive Capital a position he has held since April 2015. Globalive Capital is a family office. Mr Roff is also co-president of Brave Investment Corporation, a private consulting and investment company and has held this position since 2001. He has over twenty years experience investing in, building and operating companies. Mr. Roff is a Chartered Professional Accountant and obtained his designation while working at Coopers & Lybrand Consulting. He also has a B.A. degree from the University of Western Ontario. Mr. Roff a director of Findev (FDI).

Mr. Curtis James Sparrow has served as director of Deep Well since February 6, 2004. Mr. Sparrow has also been the Chief Financial Officer, Corporate Secretary and Treasurer of Deep Well. Since the mid-1980s, Mr. Sparrow has been a self-employed management consultant specializing in the natural resource sector. Mr. Sparrow has been involved in the oil and gas industry in various capacities for over 37 years. He has held directorships and senior officer positions with junior exploration and development companies before becoming a self-employed consultant. He has also participated in the marketing side of the oil and gas industry, and was part of an acquisition team formed to assess and develop a bid for a multi-billion dollar integrated oil company. His experience also includes corporate and project management, international businesses and mining. Mr. Sparrow is a National Association of Corporate Directors (“NACD”) Governance Fellow. He has demonstrated his commitment to boardroom excellence by completing NACD’s comprehensive program of study for corporate directors. He supplements his skill sets through ongoing engagement with the director community, and access to leading practices. The NACD is the recognized authority focused on advancing exemplary board leadership and establishing leading boardroom practices. Mr. Sparrow received his Bachelor of Science Degree in Engineering and Master’s Degree in Business Administration from the University of Alberta. Mr. Sparrow is also a registered Professional Engineer.

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

Code of Ethics

Our Company has adopted a formal Code of Business Conduct and Ethics policy governing our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, including our directors and employees, to promote honest and ethical conduct, full, fair, accurate, understandable and timely disclosure in our reports to the SEC, and compliance with applicable governmental laws, rules and regulations. A copy of our Code of Business Conduct and Ethics policy may be obtained from our website at www.deepwelloil.com or DWOG.com, or by written request addressed to the Corporate Secretary of Deep Well Oil & Gas, Inc., Suite 700, 10150 – 100 Street, Edmonton, Alberta, T5J 0P6, Canada. Incorporated by reference, as Exhibit 14.1, is a copy of our Code of Business Conduct and Ethics policy filed with the SEC on January 13, 2015.

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

Corporate Governance

Director Independence

Our Board with the assistance of management, reviews and determines director independence requirements for each director, based on the NASDAQ standards for director independence as set forth by the NASDAQ Stock Market Rule 5605(a)(2) and pursuant to Rule 10A-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our Board determined that as of September 30, 2016 and 2017, the Company’s Board consisted of five independent and three non-independent directors. It was determined that Dr. Horst A. Schmid and Mr. Curtis Sparrow, who serve as directors of our Company, are not independent because they serve our Company as President and CEO and Chief Financial Officer, respectively. It was also determined that Mr. Malik Youyou, who serves as a director of our Company and was Vice Chairman from January 1, 2014 until December 5, 2017, is not independent because he owns a controlling interest of our Company’s issued and outstanding common stock. The directors of our Company, when they became directors and our Company’s opinion as to each director’s independence are as follows:

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

Board Meetings, Committees and Annual Meeting Attendance

In the September 30, 2016 fiscal year, our Board had one meeting or action taken by written resolution. Each director of our Company attended 100% of all meetings or approved actions by written resolutions held or taken by our Board. Our Company’s management team regularly submits updates to our Board for review and discussion. As disclosed under “Board Leadership Structure and Role in Risk Oversight” below, these updates keep our Board informed of our operations and facilitates discussions between our Board and Management.

All of our directors attended at least 75% of the aggregate total number of Board meetings and committee meetings of which he was a member and eligible to attend in our September 30, 2016 fiscal year. Our Board’s policy is to encourage all of its directors to attend all annual general meetings of our shareholders. Such attendance allows for direct interaction between shareholders and members of our Board, however given the low attendance at the last shareholder meeting our Board is considering having the next year's shareholder meeting by resolution to save money.

We did not have a general meeting of shareholders in fiscal 2016. The previous shareholders meeting was held on September 29, 2015.

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

Our Audit Committee or our Board acting as our Audit Committee has the authority to engage independent public accountants to audit our annual consolidated financial statements and to determine the scope of the audit to be undertaken by such accountants. Our management has the primary responsibility for the consolidated financial statements and the reporting process to the SEC. Our Company's independent registered public accounting firm is responsible for expressing an opinion on the conformity our Company’s audited consolidated financial statements to generally accepted accounting principles. During our September 30, 2016 year end, our Company's independent registered public accounting firm reported separately and independently to the management of our Company. Our Board reviewed and discussed the audited consolidated financial statements with our management.

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

At our Company’s general meeting of shareholders held on September 17, 2014, a majority of shareholders approved, on a non-binding basis, the compensation paid to our Company's named executive officers and a majority of shareholders approved, on a non-binding basis, that our Company shall hold an advisory vote on the compensation paid to our Company’s named executive officers be every three years. In our next meeting of shareholders, we will hold another advisory vote on the compensation paid to our Company’s named executive officers.

Reserves and Resources Committee

On January 3, 2015, our Board appointed a Reserves and Resources Committee consisting of four Board members, three of which are independent. Our Board appointed the following Directors: Mr. Said Arrata, Mr. Colin Outtrim, Mr. David Roff and Mr. Curtis Sparrow to serve on this committee and Mr. Colin Outtrim was appointed as chairman of the committee. Of our four members serving on this committee it was determined by our Board that Mr. Curtis Sparrow is not an independent member or director under director independence standards noted above. The committee did not have any meeting during the September 30, 2016 fiscal year.

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

Board Leadership Structure and Role in Risk Oversight

As of September 30, 2016, Dr. Horst A. Schmid is our President and Chief Executive Officer and also serves as the Chairman of the Board. Because of the small size of our Company, we do not have a lead independent director. Our Board does not currently have a policy as to whether the role of President and Chief Executive Officer and Chairman should be separate, and it has the ability to separate these roles in the future if it determines that such a separation would be in the best interest of our Company and its shareholders. As of September 30, 2016, our Board consisted of five independent and three non-independent directors. Our independent directors take an active role on our Board and as of September 30, 2016, we have a majority of independent directors serving on our Board. Given the size of our Company, our entire Board believes that our current board leadership structure is appropriate at this time and that Dr. Horst A. Schmid and Mr. Curtis Sparrow bring valuable industry experience and historical knowledge of the Company’s past.

Our Board does not believe that its leadership structure affects our Board’s role in risk oversight. Risks that could affect our Company (including liquidity, credit, operations and regulatory compliance) are an integral part of Board deliberations throughout the year. Our Board performs the role of risk oversight and includes all of our Company’s executive officers. As disclosed above, our Company’s management team regularly submits updates to our Board for review and discussion. These updates include, but are not limited to, regulatory disclosure, administrative and operational updates, financial status and discussion of major expenditures. Our Company’s independent Board members regularly discuss their concerns and observations regarding all aspects of our Company’s business plans, risks and operations. These updates facilitate discussions regarding risk-related information or concerns between our Board and management. Dr. Horst A. Schmid and the entire Board form the agendas for all Board meetings.

ITEM 11.	EXECUTIVE COMPENSATION

At the Company’s 2013 general meeting of shareholders held on September 17, 2014, a majority of our shareholders approved on an advisory basis the compensation paid to the Company’s named executive officers (also known as Say-on-Pay) and a majority of our shareholders approved the frequency of which to hold the say-on-pay advisory vote on the compensation paid to the Company’s named executive officers be every three years. In our next meeting of shareholders, we will have another non-binding vote on the frequency in which to hold an advisory vote on compensation paid to our Company’s named executive officers.

Summary Compensation Table

The following table provides information about the compensation paid to, earned or received during the two fiscal years ended September 30, 2016 and September 30, 2015, by the executive officers listed below (the “Named Executive Officers”).

Executive Compensation Summary
Name and Principal Position	Fiscal Year Sept. 30	Fee		Bonus	Stock Awards	Option Awards		Non-Equity Incentive Plan Compen-sation	Non-qualified Deferred Compen-sation Earnings	All Other Compen-sation		Total

Dr. Horst A. Schmid (1)	2016	$–	(2)	$–	$–	$28,903	(3)	$–	$–	$–		$28,903
President and	2015	$–	(2)	$–	$–	$263,064	(4)	$–	$–	$–		$263,064
Chief Executive Officer

Mr. Curtis Sparrow (5)	2016	$135,828	(6)	$–	$–	$28,903	(7)	$–	$–	$3,305	(6)	$168,036	(9)
Chief Financial Officer	2015	$147,006	(6)	$–	$–	$263,064	(8)	$–	$–	$3,737	(6)	$413,807	(9)

(1) Dr. Horst A. Schmid has served our Company as director and Chairman of the Board since February 6, 2004. Since June 29, 2005 to present Dr. Schmid has been the President and Chief Executive Officer of our Company.

(2) Portwest Investments Ltd. (“Portwest”), a company owned 100% by Dr. Horst A. Schmid, provided services as Chief Executive Officer and President to our Company for $Nil for the 2016 fiscal year and $Nil for the 2015 fiscal year.

(3) Disclosed herein are the estimated valuations for Dr. Horst A. Schmid’s direct and indirect stock options that vested on September 19, 2015. On September 19, 2014, our Board granted Dr. Schmid, as a director of our Company, options to purchase 600,000 shares of common stock at an exercise price of $0.38 per share of common stock, 200,000 vesting immediately and the remaining vesting one-third on September 19, 2015, and one-third on September 19, 2016, with a five-year life. For the assumptions used in the valuation of these stock option awards see Note 12 in the notes to our consolidated financial statements contained herein.

(4) Disclosed herein are the estimated valuations for Dr. Horst A. Schmid’s direct and indirect stock options that vested on June 20, 2015 and September 19, 2015. On June 20, 2013, our Board granted Dr. Schmid, as a director of our Company, options to purchase 450,000 shares of common stock at an exercise price of $0.05 per share of common stock, 150,000 vesting immediately and the remaining vesting one-third on June 20, 2014, and one-third on June 20, 2015, with a five-year life, and on August 12, 2013, Dr. Schmid acquired 150,000 shares of our Company’s common stock upon the exercise of some of these options for an exercise price of $0.05 per common share. Also, on June 20, 2013, our Board granted Portwest, options to purchase 1,000,000 shares of common stock at an exercise price of $0.05 per share of common stock, with one-half vesting immediately and one-half vesting on June 20, 2014, with a five-year life. On September 19, 2014, our Board granted Dr. Schmid, as a director of our Company, options to purchase 600,000 shares of common stock at an exercise price of $0.38 per share of common stock, 200,000 vesting immediately and the remaining vesting one-third on September 19, 2015, and one-third on September 19, 2016, with a five-year life. Also, on September 19, 2014, our Board granted Portwest, options to purchase 1,200,000 shares of common stock at an exercise price of $0.38 per share of common stock, with one-half vesting immediately and one-half vesting on September 19, 2015, with a five-year life. For the assumptions used in the valuation of these stock option awards see Note 12 in the notes to our consolidated financial statements contained herein.

(5) Mr. Curtis Sparrow has served our Company as director since February 6, 2004. Since February 9, 2004 Mr. Sparrow has been the Chief Financial Officer, Corporate Secretary and Treasurer of our Company.

(6) Concorde Consulting, a company owned 100% by Mr. Curtis Sparrow, provided services as Chief Financial Officer to our Company for $135,828 (Cdn$180,000) for the 2016 fiscal year and $147,006 (Cdn$180,000) for the 2015 fiscal year. Concorde Consulting was reimbursed for expenses paid for health care expenses in the amount of $3,305 (Cdn$4,380) for the 2016 fiscal year and $3,737 (Cdn$4,576) for the 2015 fiscal year.

(7) Disclosed herein are the estimated valuations for Mr. Curtis Sparrow’s direct and indirect stock options that vested on September 19, 2014.On September 19, 2014, our Board granted Mr. Sparrow, as a director of our Company, options to purchase 600,000 shares of common stock at an exercise price of $0.38 per share of common stock, 200,000 vesting immediately and the remaining vesting one-third on September 19, 2015, and one-third on September 19, 2016, with a five-year life. For the assumptions used in the valuation of these stock option awards see Note 12 in the notes to our consolidated financial statements contained herein.

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

(9) Mr. Sparrow’s September 30, 2016 and 2015 fiscal year fees were converted to US$ based on the year-end exchange rates of $0.7546 and $0.8167, respectively.

Compensation Arrangements for Executive Officers

Our Company currently does not provide retirement benefits to its executive officers.

Our Company has entered into a contract with Concorde Consulting, a company owned 100% by Mr. Curtis Sparrow for providing services as Chief Financial Officer to our Company for Cdn$15,000 per month. As of September 30, 2016, our Company owed Concorde Consulting $Nil for services provided to our Company.

On March 23, 2011, and as herein reported under the Executive Compensation Summary table, our Board granted Dr. Schmid and Mr. Sparrow, as directors of our Company, options to purchase 450,000 shares each of common stock at an exercise price of $0.14 per common share, one-third vesting immediately, one-third vesting on March 23, 2012, and one-third vesting on March 23, 2013. All of these unexercised options expired on March 23, 2016.

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

Outstanding Equity Awards Granted to Executive Officers at September 30, 2016
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

On March 23, 2011, our Board granted each of its directors, Dr. Horst A. Schmid, Mr. Said Arrata, Mr. Satya Das, Mr. David Roff, Mr. Curtis Sparrow and Mr. Malik Youyou, options to purchase 450,000 shares each of common stock at an exercise price of $0.14 per share of common stock, 150,000 vesting immediately and the remaining vesting one-third on March 23, 2012, and one-third on March 23, 2013. All of these unexercised options expired on March 23, 2016.

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

For the fiscal year ended September 30, 2016, our Company recorded share-based compensation expense related to stock options in the amount of $237,971 (September 30, 2015 - $1,116,544) on the stock options that were previously granted. As of September 30, 2016, there was remaining unrecognized compensation cost of $2,314 related to the non-vested portion of these unit option awards. Compensation expense is based upon straight-line depreciation of the grant-date fair value over the vesting period of the underlying unit option.

Director Compensation at September 30, 2016
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(7)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dr. Horst A. Schmid	Disclosed in the Summary Compensation Table above.
Mr. Said Arrata(1)	–	–	28,903	–	–	–	28,903
Mr. Satya Brata Das(2)	–	–	28,903	–	–	–	28,903
Mr. Pascal Nodé-Langlois(3)	–	–	33,661	–	–	–	33,661
Mr. Colin P. Outtrim(4)	–	–	22,221	–	–	–	22,221
Mr. David Roff(5)	–	–	28,903	–	–	–	28,903
Mr. Curtis James Sparrow	Disclosed in the Summary Compensation Table above.
Mr. Malik Youyou(6)	–	–	28,903	–	–	–	28,903

(1) Mr. Said Arrata has served our Company as director since March 8, 2011. Disclosed herein is the estimated valuation for Mr. Arrata’s stock options that vested on September 19, 2016.

(2) Mr. Satya Brata Das has served our Company as director since March 8, 2011. Disclosed herein is the estimated valuation for Mr. Das’ stock options that vested on September 19, 2016.

(3) Mr. Pascal Nodé-Langlois has served our Company as director since December 4, 2013. Disclosed herein is the estimated valuation for Mr. Nodé-Langlois’ stock options that vested on December 4, 2015 and September 19, 2016.

(4) Mr. Colin P. Outtrim has served our Company as director since November 17, 2014. Disclosed herein is the estimated valuation for Mr. Outtrim’s stock options that vested on November 17, 2015.

(5) Mr. David Roff has served our Company as director since April 3, 2006. Disclosed herein is the estimated valuation for Mr. Roff’s stock options that vested on September 19, 2016.

(6) Mr. Malik Youyou has served our Company as director since August 20, 2008. Disclosed herein is the estimated valuation for Mr. Youyou’s stock options that vested on September 19, 2016.

(7) For the assumptions used in these valuations of these stock option awards see Note 12 in the notes to our consolidated financial statements contained herein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

As of September 30, 2016, with respect to shares of Deep Well common stock that may be issued under our existing equity compensation plan, see Item 5 “Equity Compensation Plan Information” of this Annual Report on Form 10-K.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the number and percentage of the beneficial ownership of shares of Deep Well’s outstanding common stock as of February 28, 2018 by each person or group known by us to be the beneficial owner of more than 5%, and all of our directors and executive officers individually and as a group.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Name and Address of Beneficial Owner	Title of Class	Number of Shares Beneficially Owned (1) (2)	Percentage of Class Beneficially Owned		Nature of Beneficial Ownership

Malik Youyou (†) Director Sadovnicheskeya nab 69 Moscow 115035, Russia	Common	115,206,091	50.03	%(3)	Direct and Indirect
MP West Canada SAS Beneficial Owner of 5% or more 51, Rue D’Anjou, Paris, 75008, France	Common	45,111,778	19.67	(4)	Direct
Dr. Horst A. Schmid (†) Director and Chairman of the Board, President and Chief Executive Officer Suite 700, 10150 - 100 Street Edmonton, Alberta T5J 0P6 Canada	Common	6,380,000	2.74	%(5)	Direct and Indirect
Mr. Curtis James Sparrow (†) Director, Chief Financial Officer, Corporate Secretary and Treasurer Suite 700, 10150 - 100 Street Edmonton, Alberta T5J 0P6 Canada	Common	4,350,000	1.88	(6)	Direct and Indirect
Mr. Satya Brata Das (†) Director Suite 710, 10150 - 100 Street Edmonton, Alberta T5J 0P6 Canada	Common	2,121,667		*(7)	Direct and Indirect
Mr. Said Arrata (†) Director #408, 600 Princeton Way SW Calgary, Alberta T2P 5N4 Canada	Common	2,000,000		*(8)	Direct
Mr. David Roff (†) Director Suite 700, 10150 - 100 Street NW Edmonton, Alberta T5J 0P6 Canada	Common	1,662,441		*(9)	Direct
Mr. Pascal Nodé-Langlois (†) Director c/o Parfinance SA 65 rue du Rhone 1204 Geneva, Switzerland	Common	1,644,311		*(10)	Indirect
Mr. Colin P. Outtrim (†) Director 331 Rocky Ridge Dr. NW Calgary, AB T3G 4P4 Canada	Common	600,000		*(11)	Direct
(†) All Officers and Directors as a Group	Common	133,964,510	55.74%		Direct and Indirect

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

(2) Based on 229,374,605 of our Company’s common shares issued and outstanding on February 28, 2018. For calculating the percentage of beneficial ownership separately for each person, his or her options, warrants or both that can be acquired within 60 days are included in both the numerator and the denominator.  For the directors as a group, their collective options and warrants that can be acquired within 60 days are included in both the numerator and the denominator when calculating their group percentage ownership.

(3) Mr. Malik Youyou has served the Company as director since August 20, 2008. As of February 28, 2018, Mr. Youyou beneficially owns 115,206,091 shares of our common stock, of which (i) 106,458,739 shares are held by Mr. Youyou directly; (ii) 7,847,352 shares are held indirectly by Westline Enterprises Limited, a corporation 100% owned by Mr. Youyou; and (iii) Mr. Youyou presently directly holds exercisable options to acquire 900,000 shares of our Company’s common stock. Assuming the issuance of 900,000 shares of our Company’s common stock, pursuant to the exercise of Mr. Youyou’s presently exercisable options, Mr. Youyou would beneficially own 50.03% of our Company’s outstanding common stock. As of February 28, 2018, Mr. Youyou has not exercised any of these currently outstanding options and without the exercise of Mr. Youyou’s outstanding options, Mr. Youyou has a 49.83% ownership of our Company’s issued and outstanding common stock.

(4) Based solely on our statement of security holder listing report received from our transfer agent on February 28, 2018, MP West Canada SAS owns 45,111,778 shares of our common stock and based on this report MP West Canada SAS owns 19.67% of our Company’s issued and outstanding common stock.

(5) Dr. Horst A. Schmid has served our Company as director and Chairman of the Board since February 6, 2004. Dr. Schmid has also served our Company as President and Chief Executive Officer since June 29, 2005. As of February 28, 2018, Dr. Schmid beneficially owns 6,380,000 shares of our Company’s common stock, of which (i) 150,000 shares are held directly; (ii) 2,280,000 shares are held indirectly by Portwest Investments Ltd. and another 850,000 shares are held indirectly by Trans World Factors Inc., both of which are private corporations 100% owned by Dr. Schmid; (iii) Dr. Schmid presently indirectly holds exercisable options through Portwest Investments Ltd., to acquire 2,200,000 shares of our Company’s common stock; and (iv) Dr. Schmid presently directly holds exercisable options to acquire an additional 900,000 shares of our Company’s common stock. Assuming the issuance of 3,100,000 shares of our Company’s common stock, pursuant to the exercise of Dr. Schmid’s presently exercisable options, Dr. Schmid would beneficially own 2.74% of our Company’s outstanding common stock. As of February 28, 2018, Dr. Schmid has not exercised any of these currently outstanding options and without the exercise of Dr. Schmid’s outstanding options, Dr. Schmid has a 1.43% ownership of our Company’s issued and outstanding common stock.

(6) Mr. Sparrow has served the Company as director and Chief Financial Officer since February 9, 2004. As of February 28, 2018, Mr. Sparrow beneficially owns 4,350,000 shares of our Company’s common stock, of which (i) 600,000 shares are held directly; (ii) 1,150,000 shares are held indirectly by Concorde Consulting, a private corporation owned 100% by Mr. Sparrow; (iii) Mr. Sparrow presently indirectly holds exercisable options through Concorde Consulting, to acquire 1,700,000 shares of our Company’s common stock; and (v) Mr. Sparrow also presently directly holds exercisable options to acquire an additional 900,000 shares of our Company’s common stock. Assuming the issuance of 2,600,000 shares of our Company’s common stock, pursuant to the exercise of Mr. Sparrow’s presently exercisable options, Mr. Sparrow would beneficially own 1.88% of our Company’s outstanding common stock. As of February 28, 2018, Mr. Sparrow has not exercised any of these currently outstanding options and without the exercise of Mr. Sparrow’s outstanding options, Mr. Sparrow has a 0.76% ownership of our Company’s issued and outstanding common stock.

(7) Mr. Satya Brata Das has served our Company as director since March 8, 2011. As of February 28, 2018, Mr. Das beneficially owns 2,121,667 shares of our Company’s common stock, of which (i) 390,000 shares are held directly; (ii) 831,667 are held indirectly by Cambridge Strategies Inc., a company 50% owned by Mr. Satya Brata Das and 50% owned by his wife; (iii) Mr. Das presently directly holds exercisable options to acquire an additional 300,000 shares of our Company’s common stock; and (v) Mr. Das also presently indirectly holds through Cambridge Strategies Inc., exercisable options to acquire an additional 600,000 shares of our Company’s common stock. Assuming the issuance of 900,000 shares of our Company’s common stock, pursuant to the exercise of Mr. Das’ presently exercisable options, Mr. Das would beneficially own 0.92% of our Company’s outstanding common stock. As of February 28, 2018, Mr. Das has not exercised any of these currently outstanding options and without the exercise of Mr. Das’ outstanding options, Mr. Das has a 0.53% ownership of our Company’s issued and outstanding common stock.

(8) Mr. Said Arrata has served our Company as director since March 8, 2011. As of February 28, 2018, Mr. Arrata beneficially owns 2,000,000 shares of our Company’s common stock of which (i) 1,100,000 shares are held directly; and (ii) Mr. Arrata presently holds directly exercisable options to acquire an additional 900,000 shares of our Company’s common stock. Assuming the issuance of 900,000 shares of our Company’s common stock, pursuant to the exercise of Mr. Arrata’s presently exercisable options, Mr. Arrata would beneficially own 0.87% of our Company’s outstanding common stock. As of February 28, 2018, Mr. Arrata has not exercised any of these currently outstanding options and without the exercise of Mr. Arrata’s outstanding options, Mr. Arrata has a 0.48% ownership of our Company’s issued and outstanding common stock.

(9) Mr. David Roff has served our Company as director since April 3, 2006. As of February 28, 2018, Mr. Roff beneficially owns 1,662,441 shares of our Company’s common stock of which (i) 762,441 shares are held directly; and (ii) Mr. Roff presently directly holds exercisable options to acquire an additional 900,000 shares of our Company’s common stock. Assuming the issuance of 900,000 shares of our Company’s common stock, pursuant to the exercise of Mr. Roff’s presently exercisable options, Mr. Roff would beneficially own 0.72% of our Company’s outstanding common stock. As of February 28, 2018, Mr. Roff has not exercised any of these currently outstanding options and without the exercise of Mr. Roff’s outstanding options, Mr. Roff has a 0.33% ownership of our Company’s issued and outstanding common stock.

(10) Mr. Pascal Nodé-Langlois has served our Company as director since December 4, 2013. As of February 28, 2018, Mr. Nodé-Langlois beneficially owns 1,644,311 shares of our Company’s common stock of which (i) 594,311 shares are held indirectly through Voltaire Group SA, a company 100% owned by Mr. Nodé-Langlois; and (ii) Mr. Nodé-Langlois presently indirectly holds through Voltaire Group SA, exercisable options to acquire an additional 1.050,000 shares of our Company’s common stock. Assuming the issuance of 1,050,000 shares of our Company’s common stock, pursuant to the exercise of Mr. Nodé-Langlois’ presently exercisable options, Mr. Nodé-Langlois would beneficially own 0.71% of our Company’s outstanding common stock. As of February 28, 2018, Mr. Nodé-Langlois has not exercised any of these currently outstanding options and without the exercise of Mr. Nodé-Langlois’ outstanding options, Mr. Nodé-Langlois has a 0.26% ownership of our Company’s issued and outstanding common stock.

(11) Mr. Colin Outtrim has served the Company as director since November 17, 2014. As of February 28, 2018, Mr. Outtrim beneficially owns 600,000 shares of our Company’s common stock of which Mr. Outtrim presently directly holds exercisable options to acquire 600,000 shares of our Company’s common stock.  Assuming the issuance of 600,000 shares of our Company’s common stock, pursuant to the exercise of Mr. Outtrim’s presently exercisable options, Mr. Outtrim would beneficially own 0.26% of our Company’s outstanding common stock. As of February 28, 2018, Mr. Outtrim has not exercised any of these currently outstanding options and without the exercise of Mr. Outtrim’s outstanding options, Mr. Outtrim has a 0% ownership of our Company’s issued and outstanding common stock.

Changes in Control

Except as described below, Deep Well is not aware of any arrangement that may result in a change in control of Deep Well or its subsidiary companies.

As of February 28, 2018, and based solely on Mr. Malik Youyou’s filed Form 4s and most recent Schedule 13D, Mr. Youyou, a director of our Company, beneficially owns 115,206,091 common shares of Deep Well, representing 50.03% of Deep Well’s outstanding shares of common stock (assuming the exercise of all outstanding options held by Mr. Youyou).

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

For the fiscal year ending September 30, 2016 and September 30, 2015, we paid Concorde Consulting, a company 100% owned by Mr. Curtis James Sparrow, 135,828 and $147,006, respectively, for consulting services provided to our Company for professional services provided to our Company as Chief Financial Officer, Corporate Secretary and Treasurer. Mr. Sparrow is also a director of our Company.

Mr. Malik Youyou has served the Company as director since August 20, 2008. As of February 28, 2018, Mr. Youyou beneficially owns 115,206,091 shares of our common stock, of which (i) 106,458,739 shares are held by Mr. Youyou directly; (ii) 7,847,352 shares are held indirectly by Westline Enterprises Limited, a corporation 100% owned by Mr. Youyou; and (iii) Mr. Youyou presently directly holds exercisable options to acquire 900,000 shares of our Company’s common stock. Assuming the issuance of 900,000 shares of our Company’s common stock, pursuant to the exercise of Mr. Youyou’s presently exercisable options, Mr. Youyou would beneficially own 50.03% of our Company’s outstanding common stock. As of February 28, 2018, Mr. Youyou has not exercised any of these currently outstanding options and without the exercise of Mr. Youyou’s outstanding options, Mr. Youyou has a 49.83% ownership of our Company’s issued and outstanding common stock.

Director Independence

See the disclosure under Item 10 “Directors, Executive Officers and Corporate Governance” of this Annual Report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table is a summary of the fees billed to us by Sadler, Gibb & Associates, LLC (“Sadler Gibb”), Turner, Stone & Company, L.L.P. (“Turner Stone”) and Collins Barrow L.L.P. (“Collins Barrow”) for professional services for the fiscal years as disclosed in the table below:

Fee Category	Fiscal 2016 Fees	Fiscal 2015 Fees

Audit Fees	$33,575	$126,715
Audit-Related Fees	–	–
Tax Fees	3,610	6,218
All Other Fees	–	–
Total Fees	$37,185	$132,933

Audit Fees

Audit fees consist of fees for services provided by Sadler Gibb and Turner Stone, both of which are PCAOB registered independent third parties, for the audit of our annual consolidated financial statements included in this Annual Report for the fiscal years ended September 30, 2016 and 2015. $33,575 was paid to Turner Stone for the audit of our September 30, 2016 year end financial statements, which included fees for services provided by Turner Stone for the review of our quarterly consolidated financial statements included in our quarterly filings on Form 10-Q for the periods ending December 31, 2015, March 31, 2016 and June 30, 2017. $72,500 was paid to Sadler Gibb for the fiscal 2015 audit fees and $54,215 was paid to Turner Stone for the audit of our September 30, 2015 year end financial statements. Audit fees in fiscal 2015 also include fees for services provided by Sadler Gibb for the review of our quarterly consolidated financial statements included in our quarterly filings on Form 10-Q for the periods ending December 31, 2014, March 31, 2015 and June 30, 2015.

Audit-Related Fees

None.

Tax Fees

In the fiscal year ended September 30, 2016, to date we paid Collins Barrow, an independent third party, Canadian chartered accounting firm, fees of $3,610 relating to the preparation of our Company’s tax returns. In the fiscal year ended September 30, 2015, we paid Collins Barrow fees of $6,218 relating to the preparation of our Company’s tax returns.

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

Our Board of Directors, acting as the Audit Committee, engaged Turner Stone as our new independent registered public accounting firm, effective July 14, 2017, to audit and render an opinion on our consolidated financial statements for the fiscal years ending September 30, 2016 and September 30, 2015 and to review our quarterly consolidated financial statements for the periods ending December 31, 2015, March 31, 2016 and June 30, 2016. Our Board of Directors, acting as the Audit Committee, pre-approved all audit and non-audit services provided by Turner Stone for the fiscal years ending September 30, 2016 and September 30, 2015. Further our Board of Directors, acting as the Audit Committee, considered the nature and amount of the fees billed by Turner Stone, and believes that the provision of the services for activities unrelated to the audit of our September 30, 2016 and September 30, 2015 financial statements is compatible with maintaining the independence of Turner Stone.

As previously disclosed in this annual report on Form 10-K, on September 29, 2016, our entire Board approved that we temporarily suspend our audit committee. Provisionally our entire Board, which has a majority of independent directors, will act and fulfill the role of our audit committee.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements filed with this Annual Report

The following listed financial statements and report of independent registered public accounting firm are filed as part of this Annual Report (see disclosure under Item 8 “Financial Statements and Supplementary Data” of this Annual Report for further information)

1.	Consolidated Balance Sheets for September 30, 2016 and 2015.
2.	Consolidated Statements of Operations for the years ended September 30, 2016 and 2015.
3.	Consolidated Statements of Shareholders’ Equity for the period from September 30, 2015 to September 30, 2016.
4.	Consolidated Statements of Cash Flows for the years ended September 30, 2016 and 2015.
5.	Notes to the Consolidated Financial Statements.
6.	Turner, Stone & Company, L.L.P. Report of Independent Registered Public Accounting Firm.

Financial Statement Schedules filed with this Annual Report

None.

Exhibits

The following Exhibits have been or are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit No.	Description
2.1	Liquidating Plan of Reorganization of Allied Devices Corporation, now known as Deep Well Oil & Gas, Inc. (incorporated by reference to Exhibit 2.1 to our Form 10-K/A filed on January 28, 2004).
2.2	Order and Plan of Reorganization of the U.S. Bankruptcy Court in and for the Eastern District of New York, In re: Allied Devices Corporation, Chapter 11, Case No. 03-80962-511, dated September 10, 2003 (incorporated by reference to Exhibit 2.2 to our Form 10-K/A filed on January 28, 2004).
3.1	Restated and Amended Articles of Incorporation filed with and accepted by the Secretary of State of Nevada on October 22, 2003, changing the name to “Deep Well Oil and Gas, Inc.” and otherwise implementing the Plan (incorporated by reference to Exhibit 3.1 to our Form 10-K/A filed on January 28, 2004).
3.2	Amended Articles of Incorporation filed with the State of Nevada on February 27, 2004, reflecting our two (2) shares for one (1) share forward stock split (incorporated by reference to Exhibit 3.1 to our Form 8-K filed on March 5, 2004).
3.3	Amended Articles of Incorporation filed with the State of Nevada on May 5, 2004, reflecting our three (3) shares for one (1) share forward stock split (incorporated by reference to Exhibit 3.2 to our Form 8-K filed on May 7, 2004).
3.4	Registrant’s By-laws, filed with Form 10-KSB on February 23, 2007 (incorporated by reference to Exhibit 3.4 to our Form 10-KSB filed on February 23, 2007).
3.5	Registrant’s Amended and Restated By-laws, filed with Form 8-K on September 3, 2009 (incorporated by reference to Exhibit 3.1 to our Form 8-K filed on September 3, 2009).
3.6	Amended Articles of Incorporation filed with the State of Nevada on May 15, 2013 and effective on May 24, 2013, increasing the aggregate number of shares which the Company has authority to issue from 300,000,000 common shares, with $0.001 par value per share, to 600,000,000 shares of common stock, with $0.001 par value per share (incorporated by reference to Exhibit 3.1 to our Form 8-K filed on May 17, 2013).
3.7	Registrant’s Amended and Restated By-laws, filed with Form 8-K on October 5, 2015 (incorporated by reference to Exhibit 3.1 to our Form 8-K filed on October 5, 2015).
4.1	Form of Warrant issued pursuant to a Subscription Agreement dated effective November 23, 2012 by and among our Company with one investor related to one Private Placement offering (incorporated by reference to Exhibit 4.2 to our Form 8-K filed on December 12, 2012).
4.2*	Form of Warrant issued pursuant to a Subscription Agreement dated July 10, 2013 by and among our Company with a consultant of our Company related to an Amending Agreement by and between Northern Alberta Oil Ltd. and Portwest Investments Ltd., dated July 10, 2013 (incorporated by reference to Exhibit 4.2 to our Form 8-K filed on July 17, 2013).

10.1*	Consulting agreement by and between Northern Alberta Oil Ltd. and Concorde Consulting, dated July 1, 2005 (incorporated by reference to Exhibit 10.17 to our Form 10-KSB filed on February 23, 2007).
10.2*	Deep Well Oil & Gas, Inc. Stock Option Plan, effective November 28, 2005 and amended December 4, 2013 (incorporated by reference to Exhibit 10.3 to our Form 10-K filed on January 13, 2015).
10.3	Sample Stock Option Agreement issued on March 23, 2011, to six directors (Mr. Said Arrata, Mr. Satya Brata Das, Mr. David Roff, Dr. Horst A. Schmid, Mr. Curtis Sparrow and Mr. Malik Youyou) of the Company (incorporated by reference to Exhibit 10.4 to our Form 10-K filed on January 13, 2015).
10.4	Form of Subscription Agreement dated effective November 23, 2012 by and among our Company with one investor (incorporated by reference to Exhibit 4.1 to our Form 8-K filed on December 12, 2012).
10.5	Form of Purchase and Sale Agreement effective December 3, 2012 by and among our Company and 1132559 Alberta Ltd. (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on December 17, 2012).
10.6	Sample Stock Option Agreement issued on June 20, 2013, to six directors (Mr. Said Arrata, Mr. Satya Brata Das, Mr. David Roff, Dr. Horst A. Schmid, Mr. Curtis Sparrow and Mr. Malik Youyou) of the Company (incorporated by reference to Exhibit 10.7 to our Form 10-K filed on January 13, 2015).
10.7*	Stock Option Agreement issued on June 20, 2013, to Concorde Consulting (incorporated by reference to Exhibit 10.8 to our Form 10-K filed on January 13, 2015).
10.8*	Stock Option Agreement issued on June 20, 2013, to Portwest Investments Ltd. (incorporated by reference to Exhibit 10.8 to our Form 10-K filed on January 13, 2015).
10.9	Sample Stock Option Agreement issued on June 20, 2013, to one employee of the Company (incorporated by reference to Exhibit 10.10 to our Form 10-K filed on January 13, 2015).
10.10*	Form of Subscription Agreement dated July 10, 2013 by and among our Company with a consultant of our Company, related to an Amending Agreement by and between Northern Alberta Oil Ltd. and Portwest Investments Ltd., dated July 10, 2013 (incorporated by reference to Exhibit 4.1 to our Form 8-K filed on July 17, 2013).
10.11	Form of Subscription Agreement dated effective July 31, 2013 by and among our Company with one investor (incorporated by reference to Exhibit 4.1 to our Form 8-K filed on August 5, 2013 and Exhibit 4.1 to our Form 8-K/A filed on October 15, 2013).
10.12	Farmout Agreement between the Company and Farmee dated July 31, 2013 (incorporated by reference to Exhibit 10.1 to our Form 8-K/A filed on October 15, 2013).
10.13	SAGD Demonstration Project Agreement dated July 30, 2013 between the Company and its joint venture partner (incorporated by reference to Exhibit 4.1 to our Form 8-K filed on August 21, 2013).
10.14	Stock Option Agreement issued on October 28, 2013, to a contractor of the Company (incorporated by reference to Exhibit 10.16 to our Form 10-K filed on January 13, 2015).
10.15	Stock Option Agreement issued on December 4, 2013, to a director (Mr. Pascal Node-Langlois) of the Company (incorporated by reference to Exhibit 10.17 to our Form 10-K filed on January 13, 2015).
10.16	Acquisition of Royalty Interest Agreement dated March 18, 2014 between Northern Alberta Oil Ltd. and JV Partner (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on July 3, 2014).
10.17	General Indenture of Conveyance, Assignment and Transfer Agreement dated March 18, 2014 between Northern Alberta Oil Ltd. and JV Partner (incorporated by reference to Exhibit 10.2 to our Form 8-K filed on July 3, 2014).
10.18	Acquisition of Royalty Interest Agreement dated June 16, 2014 between Northern Alberta Oil Ltd. and Mr. Malik Youyou (incorporated by reference to Exhibit 10.3 to our Form 8-K filed on July 3, 2014).
10.19	General Indenture of Conveyance, Assignment and Transfer Agreement dated June16, 2014 between Northern Alberta Oil Ltd. and Mr. Malik Youyou (incorporated by reference to Exhibit 10.4 to our Form 8-K filed on July 3, 2014).
10.20	Sample Stock Option Agreement issued on September 19, 2014, to seven directors (Mr. Said Arrata, Mr. Satya Brata Das, Mr. Pascal Node-Langlois, Mr. David Roff, Dr. Horst A. Schmid, Mr. Curtis Sparrow and Mr. Malik Youyou) of the Company (incorporated by reference to Exhibit 10.22 to our Form 10-K filed on January 13, 2015).
10.21*	Sample Stock Option Agreement issued on September 19, 2014, to Concorde Consulting (incorporated by reference to Exhibit 10.23 to our Form 10-K filed on January 13, 2015).
10.22*	Sample Stock Option Agreement issued on September 19, 2014, to Portwest Investments Ltd. (incorporated by reference to Exhibit 10.24 to our Form 10-K filed on January 13, 2015).
10.23	Sample Stock Option Agreement issued on September 19, 2014, to one employee of the Company (incorporated by reference to Exhibit 10.25 to our Form 10-K filed on January 13, 2015).
10.24	Sample Indemnity Agreement with all directors of the Company (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on September 25, 2014).
10.25	Stock Option Agreement issued on November 17, 2014, to a director (Mr. Colin Outtrim) of the Company (incorporated by reference to Exhibit 10.27 to our Form 10-K filed on January 13, 2015).
10.26	Farmout Amending Agreement dated November 17, 2014 (incorporated by reference to Exhibit 10.2 to our Form 8-K filed on November 21, 2014).
14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to our Form 10-K filed on January 13, 2015).
16.1	Letter from Sadler Gibb to the Securities and Exchange Commission, dated July 18, 2017 (incorporated by reference to Exhibit 16.1 to our Form 8-K filed on July 20, 2017)

18.1	Preferability Letter of Turner, Stone & Company, LLP (incorporated by reference to Exhibit 18.1 to our Form 10-K filed on December 29, 2017).
21.1	Subsidiaries of Registrant.
23.1	Consent of DeGolyer and MacNaughton Canada Limited, independent petroleum engineers (incorporated by reference to Exhibit 23.1 to our Form 10-K filed on January 13, 2015).
23.2	Consent of DeGolyer and MacNaughton Canada Limited, independent petroleum engineers (incorporated by reference to Exhibit 23.2 to our Form 10-K filed on December 29, 2017).
31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
99.1	Insider Trading Policy (incorporated by reference to Exhibit 99.1 to our Form 10-K filed on January 13, 2015).
99.2	Amended Insider Trading Policy (incorporated by reference to Exhibit 99.2 to our Form 10-K filed on December 29, 2017).
99.3	Audit Committee Whistle-Blower Policy (incorporated by reference to Exhibit 99.2 to our Form 10-K filed on January 13, 2015).
99.4	Audit Committee Charter (incorporated by reference to Exhibit 99.3 to our Form 10-K filed on January 13, 2015).
99.5	Compensation Committee Charter (incorporated by reference to Exhibit 99.4 to our Form 10-K filed on January 13, 2015).
99.6	Corporate Governance and Nominating Committee Charter (incorporated by reference to Exhibit 99.5 to our Form 10-K filed on January 13, 2015).
99.7	Reserves and Resources Committee Charter (incorporated by reference to Exhibit 99.6 to our Form 10-K filed on January 13, 2015).
101	Interactive Data Files

* Management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEEP WELL OIL & GAS, INC.

By	/s/ Horst A. Schmid
Dr. Horst A. Schmid
Chairman of the Board

Date	March 8, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Horst A. Schmid
Dr. Horst A. Schmid
Chief Executive Officer and President
(Principal Executive Officer)

Date	March 8, 2018

By	/s/ Curtis Sparrow
Mr. Curtis James Sparrow
Chief Financial Officer
(Principal Financial Officer)

Date	March 8, 2018

