Form 10-Q
period 2017-06-30
DEEP WELL OIL & GAS INC
filed 2018-04-19
CIK 869495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)

Condensed Consolidated Balance Sheets

June 30, 2017 and September 30, 2016

	June 30,	September 30,
	2017	2016
	(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$1,159,152	$1,400,922
Accounts receivable	111,236	22,577
Prepaid expenses	37,122	32,951

Total Current Assets	1,307,510	1,456,450

Long term investments	390,560	384,247
Oil and gas properties, net, based on full cost method of accounting	21,265,643	21,164,415
Property and equipment, net	139,763	161,855

TOTAL ASSETS	$23,103,476	$23,166,967

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$116,005	$47,506
Accounts payable and accrued liabilities – related parties	6,403	2,469

Total Current Liabilities	122,408	49,975

Asset retirement obligations (Note 7)	470,230	452,533

TOTAL LIABILITIES	592,638	502,508
(Commitments and contingencies (Note 11)

SHAREHOLDERS’ EQUITY
Common Stock: (Note 8)
Authorized: 600,000,000 shares at $0.001 par value
Issued and outstanding: 229,374,605 shares
(September 30, 2016 – 229,374,605 shares)	229,374	229,374
Additional paid in capital	42,845,292	42,842,978
Accumulated deficit	(20,563,828)	(20,407,893)

Total Shareholders’ Equity	22,510,838	22,664,459

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$23,103,476	$23,166,967

See accompanying notes to the condensed consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)

(Unaudited)

Condensed Consolidated Statements of Operations and Comprehensive Loss

For the Three and Nine Months Ended June 30, 2017 and 2016

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Revenue	$–	$–	$–	$150,669
Royalty expenses	–	–	–	(22,977)
Revenue, net of royalty	–	–	–	127,692

Expenses
Operating expenses	43,392	85,045	99,879	697,814
Operating expenses covered by Farmout	(43,392)	(85,045)	(99,879)	(570,122)
General and administrative	40,865	105,465	115,472	398,929
Depreciation, accretion and depletion	15,443	17,397	45,479	51,924

Net loss from operations	(56,308)	(122,862)	(160,951)	(450,853)

Other income and expenses
Rental and other income	194	142	2,531	8,425
Interest income	812	896	2,485	2,626

Net loss and comprehensive loss	$(55,302)	$(121,824)	$(155,935)	$(439,802)

Net loss per common share
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Outstanding
Shares (in thousands)
Basic and Diluted	229,374	229,374	229,374	229,374

See accompanying notes to the condensed consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)

(Unaudited)

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended June 30, 2017 and 2016

	June 30,	June 30,
	2017	2016

CASH PROVIDED BY (USED IN):

Operating Activities
Net loss	$(155,935)	$(439,802)
Items not affecting cash:
Share-based compensation	2,314	185,903
Depreciation, accretion and depletion	45,479	51,924
Net changes in non-cash working capital (Note 10)	(20,397)	1,362

Net Cash Used in Operating Activities	(128,539)	(200,613)

Investing Activities
Purchase of equipment	(2,552)	–
Investment in oil and gas properties	(112,859)	(93,909)
Long term investments	2,180	2,145

Net Cash Used in Investing Activities	(113,231)	(91,764)

Financing Activities
Proceeds from issuance of common stock	–	–

Net Cash Provided by Financing Activities	–	–

Decrease in cash and cash equivalents	(241,770)	(292,377)

Cash and cash equivalents, beginning of period	1,400,922	1,786,270

Cash and cash equivalents, end of period	$1,159,152	$1,493,893

Supplemental Cash Flow Information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

See accompanying notes to the condensed consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)

(Unaudited)

Notes to the Condensed Consolidated Financial Statements

June 30, 2017

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

Under the full cost method, oil and gas properties are subject to the ceiling test performed quarterly. A ceiling test write-down is recognized in net earnings if the carrying amount of a cost centre exceeds the “cost centre ceiling”. The carrying amount of the cost centre includes the capitalized costs of proved oil and natural gas properties, net of accumulated depletion and deferred income taxes. The cost centre ceiling is the sum of (A) present value of the estimated future net cash flows from proved oil and natural gas reserves using a 10 percent per year discount factor, (B) the costs of unproved properties not being amortized, and (C) the lower of cost or fair value of unproved properties included in the costs being amortized; less (D) related income tax effects. As of June 30, 2017, no ceiling test write-downs were recorded for the Company’s oil and gas properties.

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

Revisions in estimated liabilities can result from revisions of estimated inflation rates, escalating retirement costs, and changes in the estimated timing of settling asset retirement obligations. As of June 30, 2017 and September 30, 2016, asset retirement obligations amount to $470,230 and $452,533, respectively. The Company has posted bonds, where required, with the Government of Alberta based on the amount the government estimates the cost of abandonment and reclamation to be.

Financial, Concentration and Credit Risk

The Company’s consideration or related financial credit risk related to cash and cash equivalents depends on if funds are fully insured by either The Canada Deposit Insurance Corporation (“CDIC”), or The Credit Union Deposit Guarantee Corporation (“CUDGC”) deposit insurance limit. As of June 30, 2017, the Company has approximately $525,474 funds that are in excess of deposit insurance limits, which may have financial credit risk. For the Company funds that are maintained in a financial institution which has its deposits fully guaranteed by CUDGC, there is no financial credit risk.

The Company is not directly subject to credit risk resulting from the concentration of its crude oil sales. For the period ending June 30, 2017 the Company recorded no oil sales, however and for the year ended September 30, 2016, the Company has recorded oil sales received from the operator of the Company’s producing properties. The Company’s joint venture partner is the operator of the Company’s producing properties and it is the Company’s joint venture partner who sells all of the Company’s oil production to 11 purchasers in the oil and gas industry. The Company does not require collateral and management periodically evaluates the operator’s financial statements and the collectability of oil sales receivables from the operator and believes that the Company’s oil sales receivables are fully collectable and that the risk of loss is minimal.

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

The Company’s oil sands acreage as of June 30, 2017, covers 43,015 gross acres (34,096 net acres) on 68 sections of land under nine oil sands leases. Until the Company extends the leases “into perpetuity” based on the Alberta governmental regulations, the lease expiration dates of the Company’s nine oil sands leases are as follows:

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

Lease Rental Commitments

The Company has acquired interests in certain oil sands properties located in North Central Alberta, Canada. The lease terms include certain commitments related to oil sands properties that require the payments of yearly rents. As required by the Oil Sands Tenure Regulation of the Mines and Minerals Act of Alberta continued oil sands leases past their expiry dates are subject to escalating rental payments in respect of each term year of a continued lease that is designated as non-producing less any eligible research costs, exploration costs and development costs that are incurred in the term year of a continued lease. Escalating rent is payable at the end of each term year, while annual rent for leases are due at the beginning of each term year. Lessees of continued oil sands leases may reduce or eliminate their escalating rent obligations by conducting exploration or development work, or research, on the non-producing lease. As of June 30, 2017, excluding any eligible research, exploration and or development costs that may be used to reduce the Company’s yearly escalating future rents, the following table sets out the estimated net payments due under this commitment, which could be as high as:

	(USD $)	(Cdn $)
2017	$9,303	$12,073
2018	$32,069	$41,615
2019	$20,823	$27,022
2020	$20,823	$27,022
2021	$19,788	$25,678
Subsequent	$177,539	$230,388

The Company follows the full cost method of accounting for costs of oil properties. Under this method, oil and gas properties, for which no proved reserves have been assigned, must be assessed at least annually to ascertain whether or not a write down should occur. Unproven properties are assessed annually, or more frequently as economic events indicate, for potential write down.

This consists of comparing the carrying value of the asset with the asset’s expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions. Proven oil properties are reviewed for any write down on a field-by-field basis. No write downs were recognized for the period ended June 30, 2017.

Capitalized costs of proven oil properties will be depleted using the unit-of-production method when the property is placed in production.

Substantially all of the Company’s oil activities are conducted jointly with others. The accounts reflect only the Company’s proportionate interest in such activities.

4.	CAPITALIZATION OF COSTS INCURRED IN OIL AND GAS ACTIVITIES

The following table illustrates capitalized costs relating to oil producing activities for the nine months ended June 30, 2017 and the fiscal year ended September 30, 2016:

	June 30, 2017	September 30, 2016

Unproved Oil and Gas Properties	$21,347,636	$21,238,052
Proved Oil and Gas Properties	–	–
Accumulated Depreciation and Depletion	(81,993)	(73,637)

Net Capitalized Cost	$21,265,643	$21,164,415

Depreciation and depletion expense for the nine months ended June 30, 2017 and 2016 were $8,356 and $8,489 respectively.

5.	EXPLORATION ACTIVITIES

The following table presents information regarding the Company’s costs incurred in the oil property acquisition, exploration and development activities for the nine months ended June 30, 2017 and the fiscal year ended September 30, 2016:

	June 30, 2017		September 30, 2016

Acquisition of Properties:
Proved	$		$
Unproved		$109,584		$194,037
Exploration costs		$10,960		$39,658
Development costs	$		$

6.	SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Accounts payable – related parties was $6,403 as of June 30, 2017 (September 30, 2016 - $2,469) for expenses to be reimbursed to directors. This amount is unsecured, non-interest bearing, and has no fixed terms of repayment.

As of June 30, 2017, officers, directors, their families, and their controlled entities have acquired 53.63% of the Company’s outstanding common capital stock. This percentage does not include unexercised warrants or stock options.

The Company incurred expenses $104,031 to one related party, Concorde Consulting, and entity controlled by a director, for professional fees and consulting services provided to the Company during the period ended June 30, 2017 (June 30, 2016 - $101,358). These amounts were fully paid as of June 30, 2017.

7.	ASSET RETIREMENT OBLIGATIONS

The total future asset retirement obligation is estimated by management based on the Company’s net working interests in all wells and facilities, estimated costs as determined by the Alberta Energy Regulator to reclaim and abandon wells and facilities and the estimated timing of the costs to be incurred in future periods. At June 30, 2017, the Company estimates the undiscounted cash flows related to asset retirement obligation to total approximately $622,818 (September 30, 2016 - $616,191). The fair value of the liability at June 30, 2017 is estimated to be $470,230 (September 30, 2016 - $452,533) using a risk free rate of 3.74% and an inflation rate of 2%. The actual costs to settle the obligation are expected to occur in approximately 26 years.

Changes to the asset retirement obligation were as follows:

	June 30, 2017	September 30, 2016
Balance, beginning of period	$452,533	$426,607
Liabilities incurred	–	–
Effect of foreign exchange	5,218	9,771
Disposal	–	–
Accretion expense	12,479	16,155
Balance, end of period	$470,230	$452,533

8.	COMMON STOCK

Common Stock Issued and Outstanding

As of June 30, 2017, the Company had outstanding 229,374,605 shares of common stock.

Warrants

On November 23, 2016, warrants to acquire up to 52,155,221 common shares of the Company, expired unexercised. As of June 30, 2017, the Company had no outstanding warrants.

The following is a summary of warrant activity for the period ended June 30, 2017:

	Number of Warrants	Weighted Average Exercise Price	Intrinsic Value

Balance, September 30, 2016	52,155,221	$0.105	$–
Expired at November 23, 2016	(52,155,221)	0.105	–
Balance, June 30, 2017	–	$–	$–

Outstanding Warrants, June 30, 2017	–	$–	$–

There were no warrants outstanding as of June 30, 2017 (September 30, 2016 – there were 52,155,221 warrants outstanding, which had a historical fair market value of $3,153,216).

9.	STOCK OPTIONS

For the period ended June 30, 2017, the Company recorded share-based compensation expense related to stock options in the amount of $2,314 (September 30, 2016 – $237,971) on the stock options that were previously granted. As of June 30, 2017, there was no remaining unrecognized compensation cost of related to option awards. Compensation expense is based upon straight-line depreciation of the grant-date fair value over the vesting period of the underlying unit option.

	Shares Underlying Options Outstanding			Shares Underlying Options Exercisable
Range of Exercise Price	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price

$0.05 at June 30, 2017	3,450,000	0.97	0.05	3,450,000	0.05
$0.30 at June 30, 2017	250,000	1.33	0.30	250,000	0.30
$0.34 at June 30, 2017	450,000	1.43	0.34	450,000	0.34
$0.38 at June 30, 2017	6,780,000	2.22	0.38	6,780,000	0.38
$0.23 at June 30, 2017	600,000	2.38	0.23	600,000	0.23
	11,530,000	1.81	$0.27	11,530,000	$0.27

The aggregate intrinsic value of exercisable options as of June 30, 2017, was $Nil (September 30, 2016 - $Nil).

The following is a summary of stock option activity as at June 30, 2017:

	Number of Underlying Shares	Weighted Average Exercise Price	Weighted Average Fair Market Value

Balance, September 30, 2016	11,530,000	$0.27	$0.22

Balance, June 30, 2017	11,530,000	$0.27	$0.22

Exercisable, June 30, 2017	11,530,000	$0.27	$0.22

There were no remaining unvested stock options outstanding as of June 30, 2017 (September 30, 2016 – 200,000).

10.	CHANGES IN NON-CASH WORKING CAPITAL

	Nine months ended	Nine months Ended
	June 30, 2017	June 30, 2016

Accounts receivable	$(88,659)	$239,632
Prepaid expenses	(4,171)	8,793
Accounts payable	72,433	(247,063)
	$(20,397)	$1,362

11.	COMMITMENTS

Compensation to Executive Officers

Concorde Consulting, a company owned 100% by Mr. Curtis J. Sparrow, for providing services as Chief Financial Officer to the Company for $11,559 per month (Cdn $15,000 per month). As of June 30, 2017, the Company did not owe Concorde Consulting any of this amount.

Rental Agreement

On June 19, 2017, the Company renewed its Edmonton office lease commencing effective on July 1, 2017 and expiring on June 30, 2019. As part of the lease renewal the Company received the first 3 months of basic rent free. The quarterly payments due are as follows:

	USD $	Cdn $
2017 Q4 (July - September)	$–	$–
2018 Q1 (October - December)	$6,141	$7,969
2018 Q2 (January - March)	$6,141	$7,969
2018 Q3 (April - June)	$6,141	$7,969
2018 Q4 (July - September)	$6,141	$7,969
2019 Q1 (October - December)	$6,141	$7,969
2019 Q2 (January - March)	$6,141	$7,969
2019 Q3 (April - June)	$6,141	$7,969

12.	SUBSEQUENT EVENTS

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

On December 15, 2017, the Alberta Energy Regulator (“AER”) approved the previously submitted expansion application of the Company’s joint SAGD Project. The amended application sought approval to expand the existing SAGD Project facility site to 3,200 bopd (100% basis). It is anticipated that only five SAGD well pairs need to be operating to achieve this production level. While the joint venture has not yet approved to expand the SAGD Project, currently, the SAGD Project continues to move forward with engineering and identification of long lead time items towards potential expansion to 3,200 bopd and future development at Sawn Lake. First production from the SAGD Project began on September 16, 2014. As a result of the low-price environment for bitumen in 2015 and early 2016, a majority of the Company’s Joint Venture partners voted to temporarily suspend operations of the SAGD Project at the end of February 2016.

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

Period Ending June 30	2017	2016
Rate at end of period	$0.7706	$0.7687
Average rate for the three month period	$0.7436	$0.7760

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

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Revenue	$–	$–	$–	$150,669
Provincial royalty expenses	–	–	–	(22,977)
Revenue, net of royalty	–	–	–	127,692
Expenses
Operating expenses	43,392	85,045	99,879	697,814
Operating expense covered by Farmout	(43,392)	(85,045)	(99,879)	(570,122)
General and administrative (excluding share-based compensation)	40,865	46,841	113,158	213,026
Share-based compensation	–	58,624	2,314	185,903
Depreciation, accretion and depletion	15,443	17,397	45,479	51,924
Net loss from operations	(56,308)	(122,862)	(160,951)	(450,853)
Other income and expenses
Rental and other income	194	142	2,531	8,425
Interest income	812	896	2,485	2,626
Net loss and comprehensive loss	$(55,302)	$(121,824)	$(155,935)	$(439,802)

First production from our present joint Steam Assisted Gravity Drainage Demonstration Project (the “SAGD Project”) began on September 16, 2014. A majority of our Company’s Joint Venture partners voted to temporarily suspend operations of the SAGD Project at the end of February 2016, therefore there was no production volumes or revenues for the three month and nine month periods ending June 30, 2017. For the comparable three month period ending June 30, 2016, oil revenue totaled $Nil and no volumes of oil were produced, due to the shut-in of the SAGD Project. For the comparable nine month period ending June 30, 2016, we recorded oil revenue in the amount of $150,669 before deduction of royalties. For the nine month period ending June 30, 2016, the volume of oil delivered for five months of production was 19,156 barrels net to our Company, before royalties, with an average oil sales price of $7.87 per barrel ($10.48 per barrel Cdn). The realized sales price of our oil is discounted for diluent, blending, trucking, pipeline access and additional treating costs compared to the West Texas Intermediate (“WTI”) benchmark price, but paid in Canadian dollars. Our net operating margin after operating expenses is zero since at this time any negative operating margins are reimbursed to us under the farmout agreement we entered into on July 31, 2013 (the “Farmout Agreement”) with an additional joint venture partner (the “Farmee”) to fund our share of the current SAGD Project. Transportation costs are included in these operating costs. Therefore, the total share of the capital costs and operating expenses of our Company’s joint SAGD Project, has been funded in accordance with the Farmout Agreement, at a net cost to our Company of $Nil. As required by the Farmout Agreement, the Farmee has since reimbursed our Company and/or paid the operator in total approximately $21.5 million ($26.7 million Cdn) for the Farmee’s share and our share of the capital costs and operating expenses of the SAGD Project as of November 30, 2017. These costs included the drilling and completion of one SAGD well pair; the purchase and transportation of equipment of which included the once through steam generator (“OTSG”), production tanks, water treatment plant, and power generators; installation and construction of the steam plant facility; testing and commissioning; the purchase of the water source and disposal wells; construction of pipelines and expenditures to connect and tie-in the source and disposal water wells to the steam plant facility along with a fuel source tie-in pipeline; equipment for processing and treating the bitumen production at the SAGD facility site; replacement of the electrical submersible pump; front end costs for the expansion; and the operating expenses associated with the steaming and production of the one SAGD well pair.

For the three months ended June 30, 2017, our general and administrative expenses decreased by $64,600 compared to the three months ended June 30, 2016, which was primarily due to a decrease of $58,624 in non-cash share-based compensation charged to expense. We also received $90,000 during this quarter from the Farmee in accordance with a Farmout Agreement to offset some of our monthly expenses. After adjusting out the non-cash items for share-based compensation and foreign exchange loss, and the funds we received from the Farmee, our general and administrative expenses were $142,904 for the three months ended June 30, 2017 compared to $132,759 for the three months ended June 30, 2016.

For the nine months ended June 30, 2017, our general and administrative expenses decreased by $283,457 compared to the nine months ended June 30, 2016, which was primarily due to a decrease of $183,589 in non-cash share-based compensation charged to expense and a decrease in engineering fees of $44,693. We also received $270,000 during the last nine months from the Farmee in accordance with the Farmout Agreement, to offset some of our monthly expenses. After adjusting out the non-cash items for share-based compensation and foreign exchange loss, and the funds we received from the Farmee, our general and administrative expenses were $420,264 for the nine months ended June 30, 2017 compared to $487,918 for the nine months ended June 30, 2016.

For the three months ended June 30, 2017, our depreciation, depletion, and accretion expense decreased by $1,954 compared to the three months ended June 30, 2016, which was primarily due to the depreciating value of our assets. Depreciation expense is computed using the declining balance method over the estimated useful life of the asset. In compliance with our accounting policy, only half of the depreciation is taken in the year of acquisition. No significant asset purchases were made in the quarter ended June 30, 2017.

For the nine months ended June 30, 2017, our depreciation and accretion expense decreased by $6,445 compared to the nine months ended June 30, 2016, which was primarily due to the depreciating value of our assets. Depreciation expense is computed using the declining balance method over the estimated useful life of the asset. In compliance with our accounting policy, only half of the depreciation is taken in the year of acquisition. No significant depreciable asset purchases were made in the nine months ended June 30, 2017.

For the three months ended June 30, 2017, there were no significant increases or decreases in rental and other income compared to the three months ended June 30, 2016.

For the nine months ended June 30, 2017, rental and other income decreased by $5,894 compared to the nine months ended June 30, 2016.

For the three months ended June 30, 2017, there were no significant increases or decreases in interest income for three months ended June 30, 2016.

For the nine months ended June 30, 2017, there were no significant increases or decreases in interest income compared to the nine months ended June 30, 2016.

As a result of the above transactions, we recorded a decrease of $66,522 in our net loss for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. As discussed above, this decrease was primarily due to a decrease in non-cash share-based compensation expenses.

As a result of the above transactions, we recorded a decrease of $283,867 in our net loss for the nine months ended June 30, 2017 compared to the nine months ended June 30, 2016. As discussed above, this decrease was primarily due to decreases in non-cash share-based compensation expenses.

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

We currently we have a 90% working interest in six oil sands leases and a 100% working interest in one oil sands lease in the Peace River oil sands area of Alberta, where we are the operator. In addition, we have a 25% working interest in another two oil sands leases in the Peace River oil sands area of Alberta. These nine oil sands leases are contiguous and cover 42,383 gross acres (17,152 gross hectares) with our Company having 33,938 net acres (13,734 net hectares). The development progress of our properties is governed by several factors such as federal and provincial governmental regulations. Long lead times in getting regulatory approval for thermal recovery projects are commonplace in our industry. Road bans, winter access only roads and environmental regulations can, and often, do delay development of similar projects. Because of these and other factors, our oil sands project could take significantly longer to complete than regular conventional drilling programs for lighter oil.

Liquidity and Capital Resources

As of June 30, 2017, our total assets were $23,103,476 compared to $23,166,967 as of September 30, 2016. This decrease of $63,491 was primarily due to cash used for general and administrative expenses, offset by and an increase in our accounts receivable and oil and gas properties.

Our total liabilities as of June 30, 2017 were $592,638 compared to $502,508 as of September 30, 2016. This increase of $90,130 in our total liabilities was primarily due to the increase of outstanding accounts payable to the operator of the SAGD Project for operating expenses, which was subsequently reimbursed to us by the Farmee, in accordance with the terms of the Farmout Agreement.

Our working capital (current liabilities subtracted from current assets) is as follows:

	Nine Months Ended	Year Ended
	June 30, 2017	September 30, 2016
Current Assets	$1,307,510	$1,456,450
Current Liabilities	122,408	49,975
Working Capital	$1,185,102	$1,406,475

As of June 30, 2017, we had working capital of $1,185,102 compared to a working capital of $1,406,475 as of September 30, 2016. This decrease of $221,373 is mainly the result of cash used for general and administrative expenses. As of June 30, 2017, we had no long-term third party debt other than our estimated asset retirement obligations on oil and gas properties.

On July 31, 2013, we entered into the Farmout Agreement to fund our share of the costs of our joint SAGD Project. As of June 30, 2017, we recorded $25,187 in accounts payable due to the operator for our working interest share of the outstanding monthly operating expenses of the SAGD Project, of which all is reimbursable by the Farmee in accordance with the Farmout Agreement. Therefore, this amount is also recorded in accounts receivable to be paid to us from the Farmee to cover our share of the costs of the SAGD Project.

As reported on our condensed Consolidated Statement of Cash Flows under “Operating Activities”, for the nine months ended June 30, 2017, our net cash used in operating activities was $128,539 compared to $200,613 for the nine months ended June 30, 2016. This decrease of $72,074 was primarily the result of less cash used for general and administrative expenses.

As reported on our condensed Consolidated Statement of Cash Flows under “Investing Activities”, we had an increase of $18,950 in the investment in our oil and gas properties for the nine months ended June 30, 2017, compared to the nine months ended June 30, 2016. There were no significant investing activities during these periods.

As reported on our condensed Consolidated Statement of Cash Flows under “Financing Activities”, for the nine months ended June 30, 2017 and June 30, 2016, there was no cash inflow or outflow in financing activities.

Our cash and cash equivalents as of June 30, 2017 was $1,159,152 compared to $1,493,893 as of June 30, 2016. This decrease of $334,741 in cash was primarily due to general and administrative expenses. As of June 30, 2017, we had no long-term debt other than our estimated asset retirement obligations on oil and gas properties.

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

Disclosure Controls and Procedures

As of the end of our fiscal quarter ended June 30, 2017, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of our principal executive officer and principal financial officer. Based upon that evaluation and due to the fact that our Company was late in filing its quarterly report on Form 10-Q for the period ended June 30, 2017, our principal executive officer and principal financial officer have concluded that as of the end of that quarter, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Changes In Internal Control Over Financial Reporting

During the fiscal quarter ended June 30, 2017, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information to be Reported on Form 8-K

Deep Well reported all information that was required to be disclosed on Form 8-K during the period covered by this quarterly report on Form 10-Q for the period ended June 30, 2017.

Shareholder Nominations

Other than the recent adoption of our corporate governance and nominating committee charters as previously disclosed in our annual report on Form 10-K for the year ending September 30, 2016, there have been no changes to the procedures by which shareholders may recommend nominees to our Company’s Board of Directors during the time period covered by this quarterly report on Form 10-Q for the period ended June 30, 2017.

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

DEEP WELL OIL & GAS, INC.

By	/s/ Horst A. Schmid
Dr. Horst A. Schmid
Chief Executive Officer and President
(Principal Executive Officer)

Date	April 19, 2018

By	/s/ Curtis Sparrow
Mr. Curtis James Sparrow
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date	April 19, 2018