Form 10-K
period 2017-09-30
DEEP WELL OIL & GAS INC
filed 2018-04-27
CIK 869495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2017

or

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

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common equity was sold on or about March 31, 2017 was approximately $1.7 million.

As of April 27, 2018, the Issuer had outstanding approximately 229,374,605 shares of common stock, $0.001 par value per share.

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

License of Occupation (“LOC”) – a surface crown agreement issued by the Alberta Department of Sustainable Resources Development granting the mineral producer the right to occupy public lands for an approved purpose, usually issued primarily for access roads or to construct access roads but may also be issued for other purposes.

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

US$, USD, or US dollar - means United States dollars.

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

The following table sets forth the rates of exchange for the Canadian dollar, expressed in US dollars, in effect at the end of the following periods and the average rates of exchange during such periods, as reported by the Bank of Canada.

Year ending September 30	2017	2016

Rate at year end	$0.8013	$0.7624
Average rate for year	$0.7610	$0.7546

Unless the context indicates another meaning, the terms “Company,” “Deep Well,” “we,” “us” and “our” refer to Deep Well Oil & Gas, Inc. and its subsidiaries through which it conducts business. For definitions of some terms used throughout this report, see “Glossary and Abbreviations”.

PART I

ITEM 1.	BUSINESS

We are an independent junior oil sands exploration and development company headquartered in Edmonton, Alberta, Canada. Our immediate corporate focus is to develop the existing oil sands land base in the Peace River oil sands area of Alberta. Our principal office is located at Suite 700, 10150 – 100 Street NW, Edmonton, Alberta T5J 0P6, our telephone number is (780) 409-8144 and our fax number is (780) 409-8146. Deep Well Oil & Gas, Inc. is a Nevada corporation and our common stock trades on the OTC Marketplace under the symbol DWOG. We maintain a website at www.deepwelloil.com or www.DWOG.com. The contents of our website are not part of this annual report on Form 10-K for the fiscal year ended September 30, 2017 (this “Annual Report”).

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

Sawn Lake Oil Sands Properties – Peace River Oil Sands, Alberta, Canada

Currently, we have a 90% working interest in six oil sands leases and a 100% working interest in one oil sands lease in the Peace River oil sands area of Alberta, where we are the operator. In addition, we have a 25% working interest, since execution of the Farmout Agreement, in another two oil sands leases in the Peace River oil sands area of Alberta. These nine oil sands leases are contiguous and cover 42,383 gross acres (17,152 gross hectares) of which our Company has 33,938 net acres (13,734 net hectares). The focus of our Company’s operations is to exploit the oil sands reservoir to establish proven reserves and to determine the best technology under which the oil can be produced from our Sawn Lake properties in order to generate positive cash flow. For further information on our oil sands projects see Item 2 “Oil and Gas Properties” in this Annual Report on Form 10-K.

Market and Distribution of Product

On lands where we have a 25% working interest, the operator of the SAGD Project markets and distributes all oil produced from the SAGD Project facility. Production from the SAGD Project was being trucked and sold to marketing facilities in the Peace River area of Alberta. A majority of the Joint Venture partners voted to temporarily suspend operations for the SAGD Project at the end of February 2016.

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

Royalty Agreements

Through the acquisition of Northern, we potentially became a party to the following:

On December 12, 2003, Nearshore Petroleum Corporation (“Nearshore”) entered into a purported royalty agreement with Mikwec Energy Canada, Ltd. (now known as Northern) that potentially encumbers six of our oil sands leases located within our Sawn Lake properties (the “Purported 6.5% Royalty”). Nearshore claimed a Purported 6.5% Royalty from Northern on the leased substances on the land interests which Northern holds in the above six oil sands leases. Nearshore was a private corporation incorporated in Alberta, Canada, and was owned and controlled by Mr. Steven P. Gawne and his wife, Mrs. Rebekah J. Gawne, who each owned 50% of Nearshore. Mr. Steven P. Gawne was the President, Chief Executive Officer and a director of Deep Well from February 6, 2004 to June 29, 2005. Nearshore has subsequently transferred part or all of this Purported 6.5% Royalty to other parties. Although we continue to deny the validity of the Purported 6.5% Royalty, we determined that it was in the best interests of our shareholders to come to an arrangement to acquire and cancel most of the Purported 6.5% Royalty to prevent a potential encumbrance over our land and the possibility of future litigation resulting from these alleged royalty claims. In our fiscal year 2014, we acquired and cancelled 5.5% of this Purported 6.5 % Royalty for a cost of $3.4 million.

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

Research and Development

We had no material scientific research and development costs for the fiscal years ended September 30, 2017 and 2016.

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

On April 9, 2016, the Canadian government published draft regulations providing details on the implementation of the Environmental Violations Administrative Monetary Penalties Act, together with a Policy Framework, which outlines the basic policy framework of the Administrative Monetary Penalties ("AMP") system at Environment and Climate Change Canada ("Environment Canada"). These draft regulations lead the way to the implementation of a federal AMP regime, more than five years after the adoption of the EEA on June 18, 2009. AMPs are enforcement measures and are intended to encourage compliance with environmental regulations. For industries, this new regime, if adopted, could represent a new challenge, since Environment Canada would now have a new tool to use to ensure the compliance with many federal environmental laws.

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

We Have A History Of Losses And May Not Achieve Or Sustain Profitability In The Future. Since our inception, we have suffered recurring losses from operations and have been dependent on new investment to sustain our operations. During the years ended September 30, 2017 and 2016 we reported net losses of $293,098 and $554,374 respectively. We may not achieve profitability in the foreseeable future, if at all. In addition, our operating expenses may be more than our future revenue growth. We expect our future cost of revenue and operating expenses to continue to increase in the foreseeable future as we continue to expand on our thermal recovery operations at Sawn Lake, Alberta.

Future Price Declines May Result In A Write-Down Of Asset Carrying Values. Effective July 1, 2015, our Company adopted the full-cost method of accounting for costs related to our oil sands properties. Under the full cost method, oil and gas properties are subject to a ceiling test performed quarterly. A ceiling test write-down is recognized in net earnings if the carrying amount of a cost centre exceeds the “cost centre ceiling”. The cost centre ceiling is the sum of: (i) present value of the estimated future net cash flows from proved oil and natural gas reserves using a 10 percent per year discount factor; (ii) the costs of unproved properties not being amortized; (iii) the lower of cost or fair value of unproved properties included in the costs being amortized; and (iv) related income tax effects. During the 2017 and 2016 fiscal year, no ceiling test write-downs were recorded for our oil and gas properties. Costs associated with unproved properties are excluded from the depletion calculation until it is determined that proved reserves are attributable or impairment has occurred. Unproved properties are assessed annually for impairment. Costs that have been impaired are included in the costs subject to depletion within the full cost pool. A significant decline in oil prices from current levels, or other factors, without other mitigating circumstances, could cause a future write-down of our capitalized costs and a non-cash charge on our income statement.

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

Our Interests Are Held In The Form Of Leases That We May Be Unable To Retain. We have acquired nine oil sands leases in North Central Alberta, Canada. These leases to which we are a party are for a fixed term of 15 years, but contain a provision that allows us to extend the term of the lease so long as we meet the minimum level of evaluation as set out by the Oil Sands Tenure Regulation of the Mines and Minerals Act of Alberta. The lease terms include certain commitments related to oil sands properties that require the payments of yearly rents. As required by the Oil Sands Tenure Regulation of the Mines and Minerals Act of Alberta continued oil sands leases past their expiry dates are subject to escalating rental payments in respect of each term year of a continued lease that is designated as non-producing less any eligible research costs, exploration costs and development costs that are incurred in the term year of a continued lease. Escalating rent is payable at the end of each term year, while annual rent for leases are due at the beginning of each term year. Lessees of continued oil sands leases may reduce or eliminate their escalating rent obligations by conducting exploration or development work, or research, on the non-producing lease. If we fail to meet the specific requirements of the lease regarding delay or non-payment of rental payments or we fail to meet the minimum level of evaluation, some or all of our leases may terminate or expire. There can be no assurance that any of the obligations required to maintain each lease will be met. The termination or expiration of our leases or the working interests relating to leases may reduce our opportunity to exploit a given prospect for production and thus could have a material adverse effect on our business, results of operations and financial condition.

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

We Do Not Control All Of Our Operations. We do not operate all of our oil sands properties and we therefore have limited influence over the testing, drilling and production operations of those properties. Currently, we have a 90% working interest on six oil sands leases, a 100% working interest on one oil sands lease, where we are the operator of the 90% and 100% leases. We also have a 25% working interest on two oil sands leases where one of our joint venture partners is the operator. All nine oil sands leases are located in the Peace River oil sands area of Alberta, Canada. Our lack of operational control of the two leases currently not operated by us means we are exposed to the following possibilities:

●	the operator might initiate exploration or development on a faster or slower pace than we prefer, or shut-in a currently existing project;

●	the operator might propose to drill more wells or build more facilities on a project than we have funds for or that we deem appropriate, which could mean that we are unable or decline to participate in the project or share in the revenues generated by the project;

●	if the operator does not initiate a joint operation proposal to conduct further operations on these two leases, the non-operators are entitled to propose a joint operation that is separate from any already existing project. As a non-operator on those two leases, we might be unable to pursue further operations on the two leases unless we and possibly other joint participating non-operators directly pay the entire cost thereof.

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

We Could Be Subject To SEC Penalties If We Do Not File All Of Our SEC Reports. We have not timely filed this current Annual Report on Form 10-K. It is possible that the SEC could take enforcement action against us, including potentially the de-registration of our securities, if we fail to file our annual and quarterly reports in a timely manner as required by the SEC. If the SEC were to take any such actions, it could adversely affect the liquidity of trading in our common stock and the amount of information about our Company that is publicly available.

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

Oil and Gas Properties

Acreage

Currently, we have a 90% working interest in six oil sands leases, a 100% working interest in one oil sands lease, and a 25% working interest in an additional two oil sands leases in the Peace River oil sands area of Alberta. These nine oil sands leases are contiguous and cover 42,383 gross acres (17,152 gross hectares) with our Company having 33,938 net acres (13,734 net hectares). We are the operator of seven of these oil sands leases where we have working interests of either 90% or 100%. For further information, see Oil and Gas Properties on our Balance Sheet and Note 3, 4 and 5 in the notes to our consolidated financial statements contained herein.

The following table summarize, by geographic area, our gross and net developed and undeveloped Peace River oil sands rights under lease as of September 30, 2017:

Peace River Oil Sands Rights as of September 30, 2017

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

Undeveloped acreage is considered to be those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil or natural gas, regardless of whether or not that acreage contains proven reserves, but does not include undrilled acreage held by production under the terms of a lease. As is customary in the oil and gas industry, we can generally retain our interest in undeveloped acreage by engaging in drilling activity that establishes commercial production sufficient to maintain the leases, or by paying delay rentals during the remaining primary term of such a lease. The oil sands leases in which we have an interest are for a primary term of 15 years, and if we meet the Minimum Level of Evaluation as set out by the government of Alberta oil sands tenure guidelines we can continue these leases beyond their primary term for an indefinite period. Continued leases are subject to escalating yearly rents provided that they are non-producing and may be offset by any eligible research costs, exploration costs and development costs that are incurred in the term year of a continued lease. For further information, see Oil and Gas Properties Note 3 in the notes to our consolidated financial statements contained herein in this Annual Report on Form 10-K.

Our developed and undeveloped oil sands acreage as of September 30, 2017, covers 43,015 gross acres (34,096 net acres) of land under nine oil sands leases. Until we extend the leases “into perpetuity” based on the Alberta governmental regulations, the lease expiration dates of our nine oil sands leases are as follows:

(i)	32 sections of land under five oil sands leases are set to expire on July 10, 2018. 17 out of 32 sections contain a majority of the resources identified to date on these five oil sands leases. We have completed or are in the process of applying for continuation of these leases or parts of the leases where the majority of the oil sands resources have been confirmed. Currently, 11 out of the 17 sections that contain the majority of the resources identified to date have been granted continuance under the Alberta governmental tenure guidelines

(ii)	31 sections of land under three oil sands leases are set to expire on August 19, 2019; and

(iii)	5 sections of land under one oil sands lease are set expire on April 9, 2024. It is our opinion that we have already met the governmental requirements for this lease and we will be applying to continue all 5 sections of this lease into perpetuity.

Delivery Commitments

We are not subject to any obligations under existing delivery commitment contracts or agreements calling for the provision of fixed and determinable quantities of oil and gas.

Disclosure of Reserves

We did not have our properties independently assessed and evaluated for reserves and resources as of September 30, 2017.

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

Preparation of Reserves Estimates and Reserves Evaluation

We did not have our properties independently assessed and evaluated for reserves and resources as of September 30, 2017. Our properties were last assessed and evaluated, as of September 30, 2015, for reserves and resources by DeGolyer and MacNaughton Canada Limited (“DeGolyer”) in compliance with SEC definitions and guidance and in accordance with generally accepted petroleum engineering principles. The technical persons employed by DeGolyer met the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Natural Gas Reserves Information promulgated by the Society of Petroleum Engineers.

Our properties were last assessed and evaluated, as of September 30, 2015, by independent examination and evaluation of our production data, reservoir pressure data, logs, geological data, and offset analogies. DeGolyer was provided full access to complete and accurate information pertaining to our properties, and to all applicable personnel of our Company. DeGolyer’s independent evaluation of our properties for reserves, as of September 30, 2015, was supervised Ms. Nahla Boury, President of DeGolyer. Ms. Boury is a registered professional engineer in Alberta, Canada and has over 25 years of oil and gas industry experience and 21 years of application evaluation experience. Our Board appointed a reserves and resources committee consisting of four Board members. The reserves and resources committee members are Mr. Said Arrata, Mr. David Roff, Mr. Colin Outtrim and Mr. Curtis James Sparrow. Our reserves estimates, if any, and process for developing such estimates are reviewed by our current reserves and resources committee and approved by our management. Our management on behalf of our Board ensures compliance with SEC disclosure and internal control requirements along with verifying the independence of all third-party consultants. Our management is ultimately responsible for reserve estimates, if any, and reserve disclosures and ensuring that they are in accordance with the applicable regulatory requirements and industry standards and practices.

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

Third Party Reports

We did not have our properties independently assessed and evaluated for reserves and resources as of September 30, 2017.

Proved Undeveloped Reserves

We did not have our properties independently assessed and evaluated for reserves and resources as of September 30, 2017. As of September 30, 2015, DeGolyer did assess and evaluate our properties for reserves and resources. Our Company reported no proved reserves as of September 30, 2015.

Reserves Reported to Other Agencies

We did not have our properties independently assessed and evaluated for reserves and resources as of September 30, 2017. Our Company is required to file a Statement of Reserves Data and Other Oil and Gas Information on Form 51-101F1 and any amendments with the Alberta Securities Commission pursuant to National Instrument 51-101 – Standard of Disclosure for Oil and Gas Activities, in which we reported no net oil reserves prepared in accordance with the Canadian Oil and Gas Evaluation Handbook.

Oil and Gas Production, Production Prices and Production Costs

On September 16, 2014, the first SAGD well pair started producing oil from our joint Sawn Lake oil sands properties. We received our first revenue late in September of 2014 from the sales of our produced oil. A majority of the Joint Venture partners voted to temporarily suspend operations for the SAGD Project at the end of February 2016. The following table discloses our 25% working interest share of production and average sales price for the last three fiscal years:

	Oil - Bitumen
	Production(1)	Average Sales Price per Unit	Average Production Costs per Unit
Fiscal Year	(bbls)	($/bbl)	($/bbl)
Peace River Oil Sands, Alberta, Canada:
2017	–	$–	$–
2016	19,156	$7.91	$(2)
2015	25,737	$23.68	$(2)

(1)	Our Company’s working interest share before royalties.
(2)	Currently all of our operating costs from the SAGD Project are being paid by the Farmee under the terms of the Farmout Agreement

Productive Wells

As of the fiscal years ended September 30, 2017 and 2016 all of our producing wells were shut-in.

Drilling and Other Exploratory and Development Activities

The following table summarizes the results of our drilling activities in the Peace River oil sands area of Alberta during the fiscal years ended September 30, 2017, 2016, and 2015.

	Development (Net Wells)				Exploratory (Net Wells)
	Oil	Gas	Service Well	Dry	Oil	Gas	Service Well	Dry	Total Net wells
2017
Alberta, Canada	–	–	–	–	0.25	–	–	–	0.25
2016
Alberta, Canada	–	–	–	–	–	–	–	–	–
2015
Alberta, Canada	–	–	–	–	–	–	–	–	–

Present Activities – Peace River Oil Sands, Alberta Canada (Sawn Lake Properties)

On February 15, 2018, we entered into a contribution agreement with a third-party to drill a well on one of our Sawn Lake oil sands leases in which we acquired cores and logs through the Bluesky formation. We and our advisors are currently analyzing the cores and logs.

In August of 2017, we jointly participated in drilling one well on our Sawn Lake properties. This well was drilled to a total depth of 681 meters.

Currently we have no wells in the process of being drilled. However, we have 11 exploratory wells on our Sawn Lake oil sands properties that we previously drilled and completed which are currently suspended. And in addition to the 11 exploratory wells, we also have one SAGD well pair which is temporarily shut-in.

As previously disclosed, on July 30, 2013, we are participating in a SAGD Project with our joint venture partners, whereby our Company holds a 25% working interest. The SAGD Project consists of one SAGD well pair drilled to an approximate depth of 650 meters and a horizontal length of 780 meters and the SAGD facility for steam generation, water handling, and bitumen treating. Steam injection commenced in May 2014 and production commenced on September 16, 2014. The SAGD Project was producing from September to the end of February 2016. In January and February of 2016, production from the SAGD Project reached a steady state average of 615 barrels per day (“bopd”), on a 100% basis (154 bopd net to us), with an average SOR of 2.1 from the one SAGD well pair. The early production results of the current SAGD Project successfully confirmed the capability of the Bluesky reservoir to produce using thermal recovery technology. A majority of our Company’s Joint Venture partners voted to temporarily suspend operations for the SAGD Project at the end of February 2016.

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

As previously disclosed, on July 31, 2013, we entered into the Farmout Agreement. In accordance with the Farmout Agreement, the Farmee has agreed to provide up to $40,000,000 in funding for our portion of the costs for the SAGD Project, in return for a net 25% working interest in 12 sections where we had a working interest of 50% before the execution of the Farmout Agreement. The Farmee will also provide funding to cover monthly operating expenses of our Company, not to exceed $30,000 per month. The total share of the material costs and operating expenses of our Company’s joint SAGD Project, has been funded in accordance with the Farmout Agreement. As required by the Farmout Agreement, as of February 28, 2018, the Farmee has since reimbursed our Company and/or paid the operator approximately $21.5 million ($26.7 million Cdn) in total for the Farmee’s share and our share of the capital costs and operating expenses of the SAGD Project. These costs include the capital costs of the drilling and completion of one SAGD well pair; the purchase and transportation of equipment; installation and construction of the steam plant facility; testing and commissioning; the purchase of the water source and disposal wells; construction of pipelines and expenditures to connect and tie-in the source water wells to the steam plant facility along with a fuel source tie-in pipeline; equipment for processing and treating the bitumen production at the SAGD facility site; replacement of the electrical submersible pump; some front end costs for the expansion; and the start-up operating expenses associated with the steaming and production of one SAGD well pair.

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

	High	Low

Fiscal September 30, 2015
First Quarter	$0.34	$0.12
Second Quarter	$0.20	$0.06
Third Quarter	$0.12	$0.07
Fourth Quarter	$0.16	$0.07
Fiscal September 30, 2016
First Quarter	$0.09	$0.03
Second Quarter	$0.04	$0.02
Third Quarter	$0.07	$0.03
Fourth Quarter	$0.07	$0.03
Fiscal September 30, 2017
First Quarter	$0.06	$0.02
Second Quarter	$0.03	$0.02
Third Quarter	$0.05	$0.01
Fourth Quarter	$0.03	$0.02
Fiscal September 30, 2018
First Quarter	$0.04	$0.01
Second Quarter	$0.05	$0.03

Holders of Record

As of March 31, 2018, we had approximately 169 holders of record of our shares of common stock. Our Company estimates that investment dealers and other nominees are the record holders for approximately 2,121 beneficial holders.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of September 30, 2017 with respect to shares of Deep Well’s common stock that may be issued under our existing equity compensation plans.

	Equity Compensation Plan
Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	11,530,000	(1)	$0.27	11,407,461	(2)

Equity compensation plans not approved by security holders	–		–	–

Total	11,530,000		$0.27	11,407,461	(2)

(1)	On June 20, 2013, our Board granted our directors Dr. Horst A. Schmid, Mr. Said Arrata, Mr. Satya Das, Mr. David Roff, Mr. Curtis Sparrow and Mr. Malik Youyou, options to purchase 450,000 shares each of common stock at an exercise price of $0.05 per share of common stock, with one-third vesting immediately, one-third vesting on June 20, 2014, and one-third vesting on June 20, 2015, each with a five-year life from the original grant date. And on June 20, 2013, our Board also granted two consultants, Portwest Investments Ltd. and Concorde Consulting, options to purchase 1,000,000 shares each of common stock at an exercise price of $0.05 per share of common stock, with one-half vesting immediately and one-half vesting on June 20, 2014, each with a five-year life from the original grant date. And on June 20, 2013, our Board also granted one employee of our Company, options to purchase 150,000 shares of common stock at an exercise price of $0.05 per share of common stock, with one-third vesting immediately, one-third vesting on June 20, 2014, and one-third vesting on June 20, 2015, with a five-year life from the original grant date. On October 28, 2013, the our Board granted a contractor an option to purchase 250,000 shares of common stock at an exercise price of $0.30 per share of common stock, all vesting immediately, with a five-year life, for his services in connection with the Farmout Agreement. On December 4, 2013, the Board appointed Mr. Pascal Nodé-Langlois to its Board and in connection with this appointment the Board granted Mr. Nodé-Langlois an option to purchase 450,000 shares each of common stock at an exercise price of $0.34 per share of common stock, 150,000 vesting immediately and the remaining vesting one-third on December 4, 2014, and one-third on December 4, 2015, with a five-year life. On September 19, 2014, the Board granted Dr. Horst A. Schmid, Mr. Said Arrata, Mr. Satya Das, Mr. Pascal Node-Langlois, Mr. David Roff, Mr. Curtis Sparrow and Mr. Malik Youyou options to purchase 600,000 shares each of common stock at an exercise price of $0.38 per share of common stock, 200,000 vesting immediately and the remaining vesting one-third on September 19, 2015, and one-third on September 19, 2016, with a five-year life. On September 19, 2014, the Board granted two consultants, Portwest Investments Ltd. and Concorde Consulting, an option to purchase each 1,200,000 shares each of common stock at an exercise price of $0.38 per share of common stock, 600,000 vesting immediately and remaining vesting on September 19, 2015. On September 19, 2014, the Board granted one employee an option, expiring five years after the date of grant, to purchase 180,000 shares each of common stock at an exercise price of $0.38 per share of common stock, with the option to purchase 60,000 shares vesting immediately and the option to purchase 60,000 shares on September 19, 2015, and another 60,000 shares on September 19, 2016. On November 17, 2014, the Board appointed Mr. Colin Outtrim to its Board and in connection with this appointment the Board granted Mr. Outtrim an option, expiring five years after the date of grant, to purchase 600,000 shares each of common stock at an exercise price of $0.23 per share of common stock, with the option to purchase 200,000 shares vesting immediately and the option to purchase 200,000 shares on November 17, 2015, and another 200,000 shares on November 17, 2016.

(2)	Based on 229,374,605 issued and outstanding shares as at September 30, 2017. The maximum number of common shares that may be reserved for issuance under the Stock Option Plan (as defined below), as amended, may not exceed 10% of our Company’s issued and outstanding common shares.

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of equity securities by our Company or affiliated purchasers during the fourth quarter of the fiscal year ended September 30, 2017.

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

Our consolidated financial statements and information are reported in US dollars and are prepared based upon US generally accepted accounting principles (“U.S. GAAP”). On April 25, 2018, the daily rate of exchange for Canadian dollars expressed in US$ was Cdn$1.00 = US$0.7771 as reported by the Bank of Canada.

General Overview

Deep Well Oil & Gas, Inc., along with its subsidiaries through which it conducts business, is an independent junior oil sands exploration and development company headquartered in Edmonton, Alberta, Canada. Our immediate corporate focus is to develop the existing oil sands land base where we have working interests ranging from 25% to 100% in the Peace River oil sands area of Alberta, Canada. Our principal office is located at Suite 700, 10150 - 100 Street, Edmonton, Alberta, Canada T5J 0P6, our telephone number is (780) 409-8144, and our fax number is (780) 409-8146. Deep Well Oil & Gas, Inc. is a Nevada corporation and trades on the OTC Marketplace under the symbol DWOG. We maintain a website at www.deepwelloil.com or www.DWOG.com. The contents of our website are not part of the annual report on Form 10-K for the fiscal year ended September 30, 2017.

Results of Operations

Since the inception of our current business plan, our operations have consisted of various exploration and start-up activities relating to our properties, including the acquisition of lease holdings, raising capital, locating joint venture partners, acquiring and analyzing seismic data, complying with environmental regulations, providing project management, drilling, testing and analyzing of wells to define our oil sands reservoir, and development planning of our AER approved thermal recovery projects. During the fourth quarter of 2015, our Company voluntarily changed its method of accounting for our oil and gas properties from the successful efforts method to the full cost method of accounting. Accordingly, financial information for prior periods has been recast to reflect retrospective application of the full cost method. We believe the full cost method is preferable as it better reflects the results of our Company’s operations and the economics of exploring for and developing our non traditional long life oil sands assets in the Peace River oil sands area in Alberta. See Note 2 – Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements under Item 8 of this Form 10-K. The following table sets forth summarized financial information:

	September 30,	September 30,
	2017	2016

Revenue	$–	$151,432
Provincial royalty refunds (expenses)	–	28,035
Revenue, net of royalty	–	179,467

Expenses
Operating expenses	142,169	731,335
Operating expense covered by Farmout	(142,169)	(551,868)
General and administrative (excluding share-based compensation)	219,938	255,443
Share-based compensation	2,314	233,164
Depreciation, accretion and depletion	76,938	69,542

Net loss from operations	(299,190)	(558,149)

Other income and expenses
Rental and other income	2,575	255
Interest income	3,517	3,520

Net loss and comprehensive loss	$(293,098)	$(554,374)

First production from our present joint SAGD Project began on September 16, 2014. A majority of our Company’s Joint Venture partners voted to temporarily suspend operations of the SAGD Project at the end of February 2016, therefore there was no production revenue for the fiscal year ending September 30, 2017. For the fiscal year ending September 30, 2016, oil revenue, from five months of production, totaled $151,432, before deduction of royalties. For the year ending September 30, 2016, the volume of oil delivered, for five months of production, was 19,156 barrels net to our Company, before royalties, with an average oil sales price of $7.91 per barrel ($10.48 per barrel Cdn). We only produced oil for 5 months during the current fiscal year prior to the shutting in production at the end of February 2016. The realized sales price of our oil is discounted for diluent, blending, trucking, pipeline access and additional treating costs compared to the WTI benchmark price, but paid in Canadian dollars. Our net operating margin after operating expenses is zero since at this time, under the Farmout Agreement we entered into on July 31, 2013 , any negative operating cash flows are reimbursed to us to fund our share of the current SAGD Project. Transportation costs are included in these operating costs. Therefore, the total share of the capital costs and operating expenses of our Company’s joint SAGD Project, has been funded in accordance with the Farmout Agreement, at a net cost to our Company of $Nil. As required by the Farmout Agreement, the Farmee has since reimbursed our Company and/or paid the operator in total approximately $21.5 million ($26.7 million Cdn) for the Farmee’s share and our share of the capital costs and operating expenses of the SAGD Project as of February 28, 2018. These costs included the drilling and completion of one SAGD well pair; the purchase and transportation of equipment of which included the once through steam generator, production tanks, water treatment plant, and power generators; installation and construction of the steam plant facility; testing and commissioning; the purchase of the water source and disposal wells; construction of pipelines and expenditures to connect and tie-in the source and disposal water wells to the steam plant facility along with a fuel source tie-in pipeline; equipment for processing and treating the bitumen production at the SAGD facility site; replacement of the electrical submersible pump; front end costs for the expansion; and the operating expenses associated with the steaming and production of the one SAGD well pair.

For the year ended September 30, 2017, our general and administrative expenses decreased by $266,355 compared to the year ended September 30, 2016. This was a 54.5% decrease from the 2016 fiscal year which was primarily due to a decrease of $235,658 in non-cash share-based compensation charged to expense. We also received $360,000 during the current fiscal year from the Farmee in accordance with a Farmout Agreement to offset some of our monthly expenses.

For the year ended September 30, 2017, our share-based compensation expense was $2,314 compared to $237,971 for the year ended September 30, 2016. After adjusting out the non-cash items for share-based compensation and foreign exchange, and the funds we received from the Farmee, our general and administrative expenses were $598,219 for the year ended September 30, 2017 compared to $586,134 for the year ended September 30, 2016.

For the year ended September 30, 2017, our depreciation and accretion expense increased by $7,396 compared to the year ended September 30, 2016, which was primarily due to the depreciating value of our assets. Our depreciation expense is computed using the declining balance method over the estimated useful life of the asset. In compliance with our accounting policy, only half of the depreciation is taken in the year of acquisition.

For the year ended September 30, 2017, our rental and other income increased by $2,320 compared to the year ended September 30, 2016.

As a result of the above transactions, our net loss and loss from operations for the year ended September 30, 2017 decreased by $261,276 compared to the year ended September 30, 2016. As discussed above this decrease was primarily due to a decrease in share-based compensation charged to expense.

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

The first SAGD well pair established that SAGD thermal technology is effective in producing oil from the Bluesky reservoir formation at Sawn Lake. Our SAGD Project also provided valuable productivity information about the Bluesky reservoir. The following graph sets out the production levels since the project started producing. In October of 2015, the operator began steam rate trials to optimize production while lowering the steam injection rate, thereby lowering the steam to oil ratio (“SOR”). The SOR is reflective of the amount of steam needed to produce one barrel of oil. The average SOR over January and February of 2016 was 2.1.

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

The first SAGD well pair, for the SAGD Project, was drilled to a vertical depth of approximately 650 meters with a horizontal length of 780 meters each. Steam injection commenced in May 2014 and production started in September of 2014. Production from this one SAGD well pair and increased significantly over the 18-month period it produced. Over January and February of 2016 production from the SAGD Project reached a steady state averaging 615 bopd, on a 100% basis (154 bopd net to us), with an average SOR of 2.1 from one SAGD well pair. It is anticipated that a reactivation of the existing SAGD Project facility and current SAGD well pair will be part of the potential commercial expansion. In early May of 2016, an amended application was submitted to the AER for an expansion of the existing SAGD Project facility site which would potentially increase the operation for up to a total of eight SAGD well pairs. This expansion application sought approval to expand the current SAGD Project facility site to 3,200 bopd (100% basis). It is anticipated that only five SAGD well pairs will need to be operating to achieve this production level. The expanded facility will be designed to handle up to 3,200 bopd. The AER approval for this expansion of the existing SAGD Project was granted on December 15, 2017. While the joint venture has not yet approved to expand the SAGD Project, currently, the SAGD Project continues to move forward with engineering and identification of long lead time items towards potential expansion to 3,200 bopd and future development at Sawn Lake.

In August of 2017, we jointly participated in drilling one well on our Sawn Lake properties. This well was drilled to a total depth of 681 meters.

On February 15, 2018, we entered into a contribution agreement with a third-party to drill a well on one of our Sawn Lake oil sands leases in which we acquired cores and logs through the Bluesky formation. We and our advisors are currently analyzing the cores and logs.

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

Currently, we have a 90% working interest in six oil sands leases and a 100% working interest in one oil sands lease in the Peace River oil sands area of Alberta, where we are the operator. In addition, we have a 25% working interest in another two oil sands leases in the Peace River oil sands area of Alberta. These nine oil sands leases are contiguous and cover 42,383 gross acres (17,152 gross hectares) with our Company having 33,938 net acres (13,734 net hectares). The development progress of our properties is governed by several factors such as federal and provincial governmental regulations. Long lead times in getting regulatory approval for thermal recovery projects are commonplace in our industry. Road bans, winter access only roads and environmental regulations can, and often, do delay development of similar projects. Because of these and other factors, our oil sands project could take significantly longer to complete than regular conventional drilling programs for lighter oil.

Liquidity and Capital Resources

As of September 30, 2017, our total assets were $23,033,238 compared to $23,166,967 as of September 30, 2016. This decrease of $133,729 was due to a decrease of $669,350 in our current assets, which was primarily due to cash used for general and administrative expenses and an increase of oil and gas properties.

For the year ended September 30, 2017, we performed an assessment of our carrying costs of our unproven oil sands properties and determined that no write-down of our oil and gas properties as of September 30, 2017 was necessary. No write-downs of our unproven oil sands properties were recorded in the year ended September 30, 2016. However, our unproven oil sands properties may be at risk for future ceiling test write-downs. It is potentially possible that future declines in oil prices and possible changes to our Company’s drilling plans in response to lower prices or increases in drilling or operating costs could result in other additional write-downs to our Company’s unproven oil sands properties.

As of September 30, 2017, our total liabilities were $659,563 compared to $502,508 as of September 30, 2016. This increase of $157,055 in our total liabilities was primarily the result of outstanding accounts payable to the operator of the SAGD Project for operating expenses, which was subsequently reimbursed to us by the Farmee, in accordance with the terms of the Farmout Agreement.

Our working capital is as follows.

	September 30, 2017	September 30, 2016
Current Assets	$1,215,019	$1,456,450
Current Liabilities	166,152	49,975
Working Capital	$1,048,867	$1,406,475

As of September 30, 2017, our Company had working capital of $1,048,867 compared to our working capital of $1,406,475 as of September 30, 2016. This decrease is mainly due to cash used for general and administrative expenses offset by an increase in accounts payable accrued liability for audit and filing fees, and monthly operating expenses for the SAGD Project that were subsequently reimbursed to us in accordance with the Farmout Agreement. As of September 30, 2017, we had no long-term third-party debt other than our estimated asset retirement obligations on our oil and gas properties.

On July 31, 2013, we entered into the Farmout Agreement to fund our share of the costs of our joint SAGD Project. As of September 30, 2017, we recorded $44,125 in accounts payable due to the operator for our working interest share of the outstanding monthly operating expenses of the SAGD Project, of which all is reimbursable by the Farmee in accordance with the Farmout Agreement. Therefore, this amount is also recorded in accounts receivable to be paid to us from the Farmee to cover our share of the costs of the SAGD Project.

As reported on our Consolidated Statement of Cash Flows under “Operating Activities”, for the year ending September 30, 2017, our net cash used in operating activities was $159,509 compared to $189,808 for the year ended September 30, 2016. This decrease of $30,299 was primarily the result of a decrease in operating expenses.

As reported on our Consolidated Statement of Cash Flows under “Investing Activities”, we had a decrease of $54,029 in the investment in our oil and gas properties for the year ended September 30, 2017, compared to the year ended September 30, 2016.

As reported on our Consolidated Statement of Cash Flows under “Financing Activities”, for the year ended September 30, 2017 and September 30, 2016, there was no cash inflow or outflow in financing activities.

Our cash and cash equivalents for the year ending September 30, 2017 were $1,097,651 compared to $1,400,922 in the year ending September 30, 2016. This decrease of $303,271 in cash was primarily due to general and administrative expenses. As of September 30, 2017, we had no long-term debt other than our estimated asset retirement obligations on our oil and gas properties.

Our current SAGD Project operating costs are covered by the Farmout Agreement. For our long-term operations, we anticipate that, among other alternatives, we may raise funds during the next twenty-four months through sales of our equity securities, debt, or entering into another form of joint venture. We also note that if we issue more shares of our common stock, our stockholders will experience dilution in the percentage of their ownership of common stock. We may not be able to raise sufficient funding from stock sales for long-term operations and if so, we may be forced to delay our business plans until adequate funding is obtained.

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

Under the full cost method, oil and gas properties are subject to a ceiling test performed quarterly. A ceiling test write-down is recognized in net earnings if the carrying amount of a cost centre exceeds the “cost centre ceiling”. The cost centre ceiling is the sum of: (i) present value of the estimated future net cash flows from proved oil and natural gas reserves using a 10 percent per year discount factor; (ii) the costs of unproved properties not being amortized; (iii) the lower of cost or fair value of unproved properties included in the costs being amortized; and (iv) related income tax effects. During the 2017 fiscal year, no ceiling test write-downs were recorded for our oil and gas properties. Costs associated with unproved properties are excluded from the depletion calculation until it is determined that proved reserves are attributable or impairment has occurred. Unproved properties are assessed annually for impairment. Costs that have been impaired are included in the costs subject to depletion within the full cost pool.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Deep Well Oil & Gas, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of Deep Well Oil & Gas, Inc. and its subsidiaries (the “Company”) as of September 30, 2017 and 2016, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Deep Well Oil & Gas, Inc. and its subsidiaries at September 30, 2017 and 2016, and the results of their consolidated operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Turner, Stone & Company LLP

Dallas, Texas

April 27, 2018

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)

Consolidated Balance Sheets

September 30, 2017 and September 30, 2016

	September 30,	September 30,
	2017	2016

ASSETS
Current Assets
Cash and cash equivalents	$1,097,651	$1,400,922
Accounts receivable	81,292	22,577
Prepaid expenses	36,076	32,951

Total Current Assets	1,215,019	1,456,450

Long-term investments	407,025	384,247
Oil and gas properties, net, based on full cost method of accounting	21,295,674	21,164,415
Property and equipment, net	115,520	161,855

TOTAL ASSETS	$23,033,238	$23,166,967

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$156,218	$47,506
Accounts payable and accrued liabilities – related parties	9,934	2,469

Total Current Liabilities	166,152	49,975

Asset retirement obligations (Note 10)	493,411	452,533

TOTAL LIABILITIES	659,563	502,508
(Commitments and contingencies Note 15)

SHAREHOLDERS’ EQUITY
Common Stock: (Note 11)
Authorized: 600,000,000 shares at $0.001 par value Issued and outstanding: 229,374,605 shares (September 30, 2016 – 229,374,605 shares)	229,374	229,374
Additional paid in capital	42,845,292	42,842,978
Accumulated deficit	(20,700,991)	(20,407,893)

Total Shareholders’ Equity	22,373,675	22,664,459

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$23,033,238	$23,166,967

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)

Consolidated Statements of Operations and Comprehensive Income (Loss)

For the Years Ended September 30, 2017 and 2016

	September 30,	September 30,
	2017	2016

Revenue	$–	$151,432
Royalty refunds (expenses)	–	28,035
Revenue, net of royalty	–	179,467

Expenses
Operating expenses	142,169	731,335
Operating expense covered by Farmout	(142,169)	(551,868)
General and administrative	222,252	488,607
Depreciation, accretion and depletion	76,938	69,542

Net loss from operations	(299,190)	(558,149)

Other income and expenses
Rental and other income	2,575	255
Interest income	3,517	3,520

Net loss and comprehensive loss	$(293,098)	$(554,374)

Net loss per common share
Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Outstanding Shares (in thousands)
Basic and Diluted	229,374	229,374

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)

Consolidated Statements of Shareholders’ Equity

For the Years Ended September 30, 2017 and 2016

			Additional
	Common Shares		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at September 30, 2015	229,374,605	$229,374	$42,605,007	$(19,853,519)	$22,980,862

Warrants Expired June 20, 2016
- 520,000 warrants (Note 11)	–	–	–	–	–

Options granted for services	–	–	237,971	–	237,971

Net operating loss for the year ended September 30, 2016	–	–	–	(554,374)	(554,374)

Balance at September 30, 2016	229,374,605	$229,374	$42,842,978	$(20,407,893)	$22,664,459

Warrants Expired November 23, 2016
- 52,155,221 warrants (Note 11)	–	–	–	–	–

Options granted for services	–	–	2,314	–	2,314

Net operating loss for the year ended September 30, 2017	–	–	–	(293,098)	(293,098)

Balance at September 30, 2017	229,374,605	$229,374	$42,845,292	$(20,700,991)	$22,373,675

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)

Consolidated Statements of Cash Flows

For the Years Ended September 30, 2017 and 2016

	September 30,	September 30,
	2017	2016
Operating Activities
Net loss	$(293,098)	$(554,374)
Items not affecting cash:
Share-based compensation	2,314	237,971
Depreciation, accretion and depletion	76,938	69,542
Net changes in non-cash working capital (Note 13)	54,337	57,053

Net Cash Used in Operating Activities	(159,509)	(189,808)

Investing Activities
Purchase of equipment	(2,552)	–
Investment in oil and gas properties	(144,383)	(198,412)
Long-term investments	3,173	2,872

Net Cash Used in Investing Activities	(143,762)	(195,540)

Financing Activities
Proceeds from issuance of common stock	–	–

Net Cash Provided by Financing Activities	–	–

Decrease in cash and cash equivalents	(303,271)	(385,348)

Cash and cash equivalents, beginning of year	1,400,922	1,786,270

Cash and cash equivalents, end of year	$1,097,651	$1,400,922

Supplemental Cash Flow Information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)

Notes to the Consolidated Financial Statements

September 30, 2017 and 2016

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

Allowance for Doubtful Accounts

The Company determines allowances for doubtful accounts based on aging of specific accounts. Accounts receivable are stated at the historical carrying amounts net of allowances for doubtful accounts and include only the amounts the Company deems to be collectable. The allowance for bad debts was $nil and $nil at September 30, 2017 and September 30, 2016, respectively.

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

Under the full cost method, oil and gas properties are subject to the ceiling test performed quarterly. A ceiling test write-down is recognized in net earnings if the carrying amount of a cost centre exceeds the "cost centre ceiling". The carrying amount of the cost centre includes the capitalized costs of proved oil and natural gas properties, net of accumulated depletion and deferred income taxes. The cost centre ceiling is the sum of (A) present value of the estimated future net cash flows from proved oil and natural gas reserves using a 10 percent per year discount factor, (B) the costs of unproved properties not being amortized, and (C) the lower of cost or fair value of unproved properties included in the costs being amortized; less (D) related income tax effects. During the 2017 fiscal year, no ceiling test write-downs were recorded for our oil and gas properties.

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

Revisions in estimated liabilities can result from revisions of estimated inflation rates, escalating retirement costs, and changes in the estimated timing of settling asset retirement obligations. As of September 30, 2017, and 2016, asset retirement obligations amount to $493,411 and $452,533, respectively. The Company has posted bonds, where required, with the Government of Alberta based on the amount the government estimates the cost of abandonment and reclamation to be.

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

Financial, Concentration and Credit Risk

The Company’s consideration or related financial credit risk related to cash and cash equivalents depends on if funds are fully insured by either The Canada Deposit Insurance Corporation (“CDIC”), or The Credit Union Deposit Guarantee Corporation (“CUDGC”) deposit insurance limit. As of the 2017 fiscal year end the Company has approximately $41,244 funds that are in excess of deposit insurance limits, which may have financial credit risk. For the Company funds that are maintained in a financial institution which has its deposits fully guaranteed by CUDGC, there is no financial credit risk.

The Company is not directly subject to credit risk resulting from the concentration of its crude oil sales. For the year ended September 30, 2017, the Company recorded no oil sales, however for the year ended September 30, 2016, the Company had recorded oil sales received from the operator of the Company’s producing properties. The Company’s joint venture partner is the operator of the Company’s producing properties and it is the Company’s joint venture partner who sells all of the Company’s oil production to 11 purchasers in the oil and gas industry. The Company does not require collateral and management periodically evaluates the operator’s financial statements and the collectability of oil sales receivables from the operator and believes that the Company’s oil sales receivables are fully collectable and that the risk of loss is minimal.

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

The Company’s oil sands acreage as of September 30, 2017, covers 43,015 gross acres (34,096 net acres) on 68 sections of land under nine oil sands leases. Until the Company extends the leases “into perpetuity” based on the Alberta governmental regulations, the lease expiration dates of the Company’s nine oil sands leases are as follows:

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

Lease Rental Commitments

The Company has acquired interests in certain oil sands properties located in North Central Alberta, Canada. The lease terms include certain commitments related to oil sands properties that require the payments of yearly rents. As required by the Oil Sands Tenure Regulation of the Mines and Minerals Act of Alberta continued oil sands leases past their expiry dates are subject to escalating rental payments in respect of each term year of a continued lease that is designated as non-producing less any eligible research costs, exploration costs and development costs that are incurred in the term year of a continued lease. Escalating rent is payable at the end of each term year, while annual rent for leases are due at the beginning of each term year. Lessees of continued oil sands leases may reduce or eliminate their escalating rent obligations by conducting exploration or development work, or research, on the non-producing lease. As of September 30, 2017, excluding any eligible research, exploration and or development costs that may be used to reduce the Company’s yearly escalating future rents, the following table sets out the estimated net payments due under this commitment, which could be as high as:

	(USD $)	(Cdn $)
2018	$33,346	$41,615
2019	$21,653	$27,022
2020	$21,653	$27,022
2021	$20,576	$25,678
2022	$27,836	$34,738
Subsequent	$156,774	$195,650

The government of Alberta owns this land and the Company has acquired the rights to perform oil activities on these lands. If the Company meets the conditions of the leases the Company will then be permitted to drill on and produce oil from the land into perpetuity. These conditions give the Company until the expiration of the leases to meet the following requirements on its oil sands leases:

1)	The original requirement was to drill evaluation wells on each section within the lease, however the Alberta Department of Energy has temporarily relaxed the drilling requirements under section 3(2)(a) of the Oil Sands Tenure Regulation of the Mines and Minerals Act of Alberta. Under the relaxed rules the Company would now have to drill 26 wells throughout the 68 sections to preserve all of the Company’s nine oil sands leases; or

2)	drill evaluation wells on at least 60% of the sections within the lease of which 25% of the evaluation wells must be cored, and acquire and process two miles of seismic data for the remaining undrilled sections within the lease.

The Company follows the full cost method of accounting for costs of oil properties. Under this method, oil and gas properties, for which no proved reserves have been assigned, must be assessed at least annually to ascertain whether or not a write down should occur. Unproven properties are assessed annually, or more frequently as economic events indicate, for potential write down.

This consists of comparing the carrying value of the asset with the asset’s expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions. Proven oil properties are reviewed for any write down on a field-by-field basis. No write downs were recognized for the year ended September 30, 2017.

Capitalized costs of proven oil properties will be depleted using the unit-of-production method when the property is placed in production.

Substantially all of the Company’s oil activities are conducted jointly with others. The accounts reflect only the Company’s proportionate interest in such activities.

Farmout Agreement

On July 31, 2013, the Company entered into a Farmout agreement (the “Farmout Agreement”) with an additional joint venture partner (the “Farmee”) to fund the Company’s share of the Alberta Energy Regulator (“AER”) approved joint Steam Assisted Gravity Drainage Demonstration project (“SAGD Project”) at the Company’s Sawn Lake heavy oil reservoir in North Central Alberta, Canada. In accordance with the Farmout Agreement the Farmee has agreed to provide up to $40,000,000 in funding for the Company’s portion of the costs for the SAGD Project, in return for a net 25% working interest in 12 sections where the Company had a working interest of 50% (before the execution of the Farmout Agreement). The Farmee will also provide funding to cover monthly operating expenses of the Company, of which the first such monthly payment began in respect of the month of August 2013 and shall not to exceed $30,000 per month.

4.	CAPITALIZATION OF COSTS INCURRED IN OIL AND GAS ACTIVITIES

The following table illustrates capitalized costs relating to oil producing activities as of September 30, 2017 and September 30, 2016:

	September 30, 2017	September 30, 2016
Unproved Oil and Gas Properties	$21,380,452	$21,238,052
Proved Oil and Gas Properties	–	–
Accumulated Depreciation and Depletion	(84,778)	(73,637)
Net Capitalized Cost	$21,295,674	$21,164,415

Depreciation and depletion expenses for the years ended September 30, 2017 and 2016 were $11,141 and $11,274 respectively.

5.	EXPLORATION ACTIVITIES

The following table presents information regarding the Company’s costs incurred in the oil property acquisition, exploration and development activities for the years ended September 30, 2017 and September 30, 2016:

	September 30, 2017	September 30, 2016
Acquisition of Properties:
Proved	$–	$–
Unproved	142,400	194,037
Exploration costs	–	39,658
Development costs	–	–

6.	INVESTMENT IN EQUITY SECURITIES

On February 25, 2005, the Company acquired an interest in Signet Energy Inc. (“Signet” formerly Surge Global Energy, Inc.) as a result of a Farmout Agreement dated February 25, 2005. Signet amalgamated with Andora Energy Corporation (“Andora”) in 2007.

As of November 19, 2008, the Company converted its Signet shares into 2,241,558 shares of Andora, which presently represents an equity interest in Andora of approximately 2.24% as of December 31, 2016, which is Andora’s fiscal year end. These shares are carried at a nominal value using the cost method and their value is included under oil and gas properties on the Company’s balance sheet.

7.	PROPERTY AND EQUIPMENT

	September 30, 2017
		Accumulated	Net Book
	Cost	Depreciation	Value
Computer equipment	$34,750	$32,899	$1,851
Office furniture and equipment	34,130	30,529	3,601
Software	5,826	5,826	–
Leasehold improvements	4,936	4,936	–
Portable work camp	170,580	162,305	8,275
Vehicles	38,077	38,077	–
Oilfield equipment	249,045	204,917	44,128
Road mats	364,614	346,748	17,866
Wellhead	3,254	2,747	507
Tanks	96,085	56,793	39,292
	$1,001,297	$885,777	$115,520

	September 30, 2016
		Accumulated	Net Book
	Cost	Depreciation	Value
Computer equipment	$32,198	$32,093	$105
Office furniture and equipment	34,130	29,629	4,501
Software	5,826	5,826	–
Leasehold improvements	4,936	4,936	–
Portable work camp	170,580	158,758	11,822
Vehicles	38,077	35,412	2,665
Oilfield equipment	249,045	176,141	72,904
Road mats	364,614	339,091	25,523
Wellhead	3,254	2,578	676
Tanks	96,085	52,426	43,659
	$998,745	$836,890	$161,855

There was $48,887 of depreciation expense for the year ended September 30, 2017 (September 30, 2016 - $42,115).

8.	LONG-TERM INVESTMENTS

Long-term investments consist of cash held in trust by the AER which bears interest at a rate of prime minus 0.375% and has no stated date of maturity. These investments are required by the AER to ensure there are sufficient future cash flows to meet the expected future asset retirement obligations and are restricted for this purpose.

9.	SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Accounts payable – related parties was $9,934 as of September 30, 2017 (September 30, 2016 - $2,469) for expenses to be reimbursed to directors. This amount is unsecured, non-interest bearing, and has no fixed terms of repayment.

As of September 30, 2017, officers, directors, their families, and their controlled entities have acquired 53.63% of the Company’s outstanding common capital stock. This percentage does not include unexercised warrants or stock options.

The Company incurred expenses $136,980 to one related party, Concorde Consulting, an entity controlled by a director, for professional fees and consulting services provided to the Company during the year ended September 30, 2017 (September 30, 2016 - $135,828). These amounts were fully paid as of September 30, 2017.

10.	ASSET RETIREMENT OBLIGATIONS

The total future asset retirement obligation is estimated by management based on the Company’s net working interests in all wells and facilities, estimated costs as determined by the Alberta Energy Regulator to reclaim and abandon wells and facilities and the estimated timing of the costs to be incurred in future periods. At September 30, 2017, the Company estimates the undiscounted cash flows related to asset retirement obligation to total approximately $647,631 (September 30, 2016 - $616,191). The fair value of the liability at September 30, 2017 is estimated to be $493,411 (September 30, 2016 - $452,533) using a risk free rate of 3.74% and an inflation rate of 2%. The actual costs to settle the obligation are expected to occur in approximately 26 years.

Changes to the asset retirement obligation were as follows:

	September 30, 2017	September 30, 2016
Balance, beginning of period	$452,533	$426,607
Liabilities incurred		–
Effect of foreign exchange	23,969	9,771
Disposal		–
Accretion expense	16,909	16,155
Balance, end of period	$493,411	$452,533

11.	COMMON STOCK

As of September 30, 2017, the Company had outstanding 229,374,605 shares of common stock.

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

On November 23, 2016, warrants to acquire up to 52,155,221 common shares of the Company, expired unexercised.

As of September 30, 2017, the Company had no outstanding warrants.

The following is a summary of warrant activity for the year ended September 30, 2017:

	Number of Warrants	Weighted Average Exercise Price	Intrinsic Value

Balance, September 30, 2016	52,155,221	$0.105	$–
Expired at November 23, 2016	(52,155,221)	0.105	–
Balance, September 30, 2017	–	$–	$–

Outstanding Warrants, September 30, 2017	–	$–	$–

There were no warrants outstanding as of September 30, 2017 (September 30, 2016 – there were 52,155,221 warrants outstanding, which had a historical fair market value of $3,153,216).

Measurement Uncertainty for Warrants

The Company used the Black-Scholes pricing model (“Black-Scholes”) to value the warrants. This pricing model was developed for use in estimating the fair value of traded “European” options. The private placement warrants issued by the Company are transferable and have no vesting restrictions and can be exercised at any time up to their expiration date and are “American” options. This pricing model requires the input of subjective assumptions including expected share price volatility. The fair value estimate can vary materially as a result of changes in the assumptions, and therefore can materially affect the calculated fair value of the warrants. The following assumptions were used in the Black-Scholes pricing model to value the warrants:

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

For the year ended September 30, 2017, the Company recorded share-based compensation expense related to stock options in the amount of $2,314 (September 30, 2016 – $237,971) on the stock options that were previously granted. As of September 30, 2017, there was no remaining unrecognized compensation cost of related to option awards. Compensation expense is based upon straight-line depreciation of the grant-date fair value over the vesting period of the underlying unit option.

	Shares Underlying Options Outstanding			Shares Underlying Options Exercisable
Range of Exercise Prices	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price

$0.05 at September 30, 2017	3,450,000	0.72	0.05	3,450,000	–
$0.30 at September 30, 2017	250,000	1.08	0.30	250,000	–
$0.34 at September 30, 2017	450,000	1.18	0.34	450,000	–
$0.38 at September 30, 2017	6,780,000	1.97	0.38	6,780,000	–
$0.23 at September 30, 2017	600,000	2.13	0.23	600,000	–
	11,530,000	1.55	$0.27	11,530,000	$–

The aggregate intrinsic value of exercisable options as of September 30, 2017, was $Nil (September 30, 2016 - $Nil).

The following is a summary of stock option activity as at September 30, 2017:

	Number of Underlying Shares	Weighted Average Exercise Price	Weighted Average Fair Market Value

Balance, September 30, 2016	11,530,000	$0.27	$0.22

Balance, September 30, 2017	11,530,000	$0.27	$0.22

Exercisable, September 30, 2017	11,530,000	$0.27	$0.22

A summary of the options granted at September 30, 2017 and 2016 and changes during the periods then ended is presented below:

	September 30, 2017		September 30, 2016
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding balance at beginning of period	11,530,000	$0.27	12,430,000	$0.26

Vested - November 17, 2015			200,000	0.23
Vested - December 4, 2015			150,000	0.34
Vested - September 19, 2016			1,460,000	0.38
Expired - March 23, 2016			(900,000)	0.14
Vested - November 17, 2016	200,000	0.23
Outstanding at end of period	11,530,000	$0.27	11,530,000	$0.27

Exercisable	11,530,000	$0.27	11,330,000	$0.27

There were no remaining unvested stock options outstanding as of September 30, 2017 (September 30, 2016 – 200,000).

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

13.	CHANGES IN NON-CASH WORKING CAPITAL

	September 30,	September 30,
	2017	2016

Accounts receivable	$(58,715)	$279,255
Prepaid expenses	(3,125)	4,747
Accounts payable and accounts payable and accrued liabilities -related party	116,177	(226,949)

	$54,337	$57,053

14.	INCOME TAXES

As of September 30, 2017, the Company has approximately $6,311,751 (2016 – $6,184,515) of operating losses expiring through 2037 that may be used to offset future taxable income but are subject to various limitations imposed by rules and regulations of the Internal Revenue Service. The net operating losses are limited each year to offset future taxable income, if any, due to the change of ownership in the Company's outstanding shares of common stock. In addition, at September 30, 2017, the Company had an unused Canadian net operating loss carry-forward of approximately $7,864,432 (2016 – $7,691,984), expiring through 2037. These operating loss carry-forwards may result in future income tax benefits of approximately $3,448,864. However, because realization is uncertain at this time, a valuation reserve in the same amount has been established. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The components of the net deferred tax asset, the statutory tax rate, the effective rate and the elected amount of the valuation allowance are as follows:

	Year Ended September 30, 2017	Year Ended September 30, 2016
Statutory and effective tax rate
Domestic
Statutory U.S. federal rate	21%	35%
Foreign	27%	27%

	Year Ended September 30, 2017	Year Ended September 30, 2016
Income taxes recovered at the statutory and effective tax rate
Domestic
Statutory U.S. federal rate	$24,570	$123,447
Foreign	47,547	54,451

Timing differences:
Non-deductible expenses	(14,266)	(127,363)
Other deductible charges	–	–
Benefit of tax losses not recognized in the year	(57,851)	(50,535)
Income tax recovery (expense) recognized in the year	$–	$–

The approximate tax effects of each type of temporary difference that gives rise to deferred tax assets are as follows:

	Year Ended September 30, 2017	Year Ended September 30, 2016
Deferred income tax assets (liabilities)
Net operating loss carry-forwards	$3,448,864	$4,241,416
Oil and gas properties	(173,294)	(2,056,543)
Equipment	200,186	187,150
Valuation allowance	(3,475,756)	(2,372,023)
Net deferred income tax assets	$–	$–

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

Compensation to Executive Officers

Concorde Consulting, a company owned 100% by Mr. Curtis J. Sparrow, for providing services as Chief Financial Officer to the Company for $12,020 per month (Cdn $15,000 per month). As of September 30, 2017, the Company did not owe Concorde Consulting any of this amount.

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

	USD $	Cdn $
2018 Q1 (October - December)	$6,385	$7,969
2018 Q2 (January - March)	$6,385	$7,969
2018 Q3 (April - June)	$6,385	$7,969
2018 Q4 (July - September)	$6,385	$7,969
2019 Q1 (October - December)	$6,385	$7,969
2019 Q2 (January - March)	$6,385	$7,969
2019 Q3 (April - June)	$6,385	$7,969

16.	CRUDE OIL AND NATURAL GAS PROPERTY INFORMATION (Unaudited)

Results of Operations from Oil and Gas Producing Activities

The following table sets forth the results of the Company’s operations from oil producing activities from the Company’s Sawn Lake oil sands properties located in Alberta, Canada, for the years ending September 30, 2017 and 2016:

	September 30, 2017	September 30, 2016
Oil sales after royalties	$–	$179,467

Production (Operating) expenses	–	(179,467)
Depreciation, accretion and depletion	(75,232)	(68,066)
Oil sales less expenses	(75,232)	(68,066)
Income tax expenses	–	–
Results of operations from producing activities	$(75,232)	$(68,066)

There was no production volumes or revenues for the fiscal year ending September 30, 2017, due to a majority of the Company’s Joint Venture partners voting to temporarily suspend operations of the SAGD Project at the end of February 2016. For the year ended September 30, 2016, the Company booked oil revenue in the amount of $179,467, after royalties. For the year ended September 30, 2016, the volumes of oil delivered were booked to be 19,156 barrels net to the Company, before royalties, with an average oil sales price of $7.91 per barrel.

Operating expenses are zero since at this time they were paid for under the Farmout Agreement. Transportation costs are included in these operating costs. The total share of the material costs and operating expenses of the Company’s joint Steam Assisted Gravity Drainage Demonstration project (“SAGD Project”), has been funded in accordance with the Farmout Agreement, at a net cost to the Company of $Nil. As required by the Farmout Agreement, the Farmee has since reimbursed the Company and or paid the operator in total approximately $21.2 million (Cdn $26.5 million) for the SAGD Project for the Farmee’s share and the Company’s share of the capital costs and operating expenses of the SAGD Project up to September 30, 2017. These costs include the drilling and completion of one SAGD well pair; the purchase and transportation of equipment of which included the once through steam generator (“OTSG”), production tanks, water treatment plant, and power generators; installation and construction of the steam plant facility; testing and commissioning; the purchase of the water source and disposal wells and expenditures to connect these water wells with pipelines to the steam plant facility along with a fuel source tie-in pipeline; equipment for processing and treating the bitumen production at the SAGD facility site; and the monthly operating expenses associated with the steaming and production of the SAGD well pair up to September 30, 2017. The capital costs to complete the SAGD Project steam plant facility with one SAGD well pair was approximately $26.5 million (Cdn $34.8 million) on a 100% working interest basis, of which the Company’s share was covered under the Farmout Agreement (these capital costs do not include the start-up operating expenses to initiate oil production from the SAGD well pair).

SAGD Project Outlook - The SAGD Project has successfully shown the capability of producing oil from the Bluesky reservoir using steam. The SAGD Project has:

●	confirmed that the SAGD process works in the Bluesky formation at Sawn Lake;
●	established characteristics of ramp up through stabilization of SAGD performance;
●	indicated the productive capability and steam-oil ratio (“SOR’), of the reservoir; and
●	provided critical information required for well and facility design associated with future commercial development.

The SAGD Project reached a steady state production level in January and February of 2016 with an average of 615 barrels of oil per day (“bopd”), on a 100% basis (154 bopd net to the Company), with an average SOR of 2.1 from one SAGD well pair. It is expected that a reactivation of the existing SAGD Project facility and current SAGD well pair will be part of the potential commercial expansion along with the previously AER approved second SAGD well pair. In early May of 2016, an amended application was submitted to the AER for an expansion of the existing SAGD Project facility site which would potentially increase the operation for up to a total of eight SAGD well pairs. The amended application sought approval to expand the current SAGD Project facility site to 3,200 bopd (100% basis). It is anticipated that only five SAGD well pairs need to be operating to achieve this production level. The expanded facility will be designed to handle up to 3,200 bopd.

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

On February 15, 2018, the Company participated in a well on one of its oil sands leases to acquire cores and logs through the Bluesky formation, whereby the Company paid to the operator a cash contribution of $395,500 ($500,000 Cdn). The Company is currently analyzing the cores and logs.

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

Disclosure Controls and Procedures

As of the end of the fiscal year ended September 30, 2017, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) was carried out under the supervision and with the participation of our principal executive officer and principal financial officer. Based upon that evaluation and due to the fact that our Company was late in filing its annual report on Form 10-K for the year ended September 30, 2017, our principal executive officer and principal financial officer have concluded that as of the end of that fiscal year, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Our management, which included our principal executive officer and principal financial officer, assessed our internal control over financial reporting as of September 30, 2017. This assessment was based on criteria for effective internal control over financial reporting described in the internal control integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of September 30, 2017, our internal control over financial reporting was subsequently not effective which was due to the fact that our Company was late in filing its annual report on Form 10-K for the year ended September 30, 2017.

Attestation Report of the Independent Registered Public Accounting Firm

We are a smaller reporting and emerging growth company within the meaning of Rule 12b-2 under the Exchange Act. Therefore, this Annual Report is not required to include an attestation report of our independent registered public accounting firm, with respect to our internal control over financial reporting. Turner Stone’s audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of our internal control over financial reporting. Accordingly, Turner Stone expressed no such opinion on our internal control over financial reporting as of September 30, 2017.

Changes in Internal Control Over Financial Reporting

There was no change in our internal controls over financial reporting during the year end covered by this Annual Report on Form 10-K that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

Our Company reported all information that was required to be disclosed on Form 8-K during the fourth quarter of the fiscal year ended September 30, 2017, as covered by this Annual Report.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

As of September 30, 2017, the directors and executive officers of Deep Well are as follows:

Name	Age	Director Since	Position/Office
Dr. Horst A. Schmid	84	2004	Director and Chairman of the Board, President and Chief Executive Officer
Mr. Said Arrata	77	2011	Director
Mr. Satya Brata Das	61	2011	Director
Mr. Pascal Nodé-Langlois	70	2013	Director
Mr. Colin P. Outtrim	67	2014	Director
Mr. David Roff	46	2006	Director
Mr. Curtis Sparrow	60	2004	Director and Chief Financial Officer, Corporate Secretary and Treasurer
Mr. Malik Youyou	64	2008	Director

Biographies of Directors and Executive Officers

Brief biographies of the directors and executive officers of Deep Well are set forth below. All directors hold office until the next shareholders’ meeting or until their death, resignation, retirement, removal, disqualification or until their successors have been elected and qualified. Vacancies in the existing Board may be filled by majority vote of the remaining directors. Officers of our Company serve at the will of the Board. As of September 30, 2017, there were no written employment contracts outstanding for officers, other than the consulting contracts as disclosed herein.

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

Mr. Colin P. Outtrim has served as director of Deep Well since November 17, 2014. Mr. Outtrim is a highly experienced petroleum engineer bringing with him extensive reservoir appraisal knowledge to the Company. Mr. Outtrim has over 40 years of experience in the global petroleum reserves and resources industry and has conducted and or participated in several hundred reservoir engineering and economic evaluation projects covering oil, gas and geothermal properties in all parts of the world having asset values from between one million to 20 billion dollars. Early in his career he worked with the Alberta Government Energy Resources and Conversation Board (now known as the Alberta Energy Regulator or “AER”) as a Reserves Engineer assessing the Alberta oil sands, at which time he also published and co-authored a paper entitled “The Oil Sands Reserves of Alberta”. From 1992 to 2004, he was the co-founder, President and CEO of Outtrim Szabo Associates Ltd. which served petroleum companies undertaking energy developments around the world. In 2004, Outtrim Szabo Associates Ltd. was acquired by DeGolyer and Mr. Outtrim became president and a director of DeGolyer until his retirement in 2012. From 2008 to 2012, the Company engaged DeGolyer to prepare the Company’s independent reserves and resources analysis reports, at which time Mr. Outtrim was providing independent consulting engineering services to the Company through DeGolyer. His career has provided him broad experience reporting to audit committees as a “qualified reserves evaluator and auditor”. He is one of a few expert members from around the world selected to sit on and serve as a technical member of the Experts Group sub-committee on the United Nations Economic Commission for Europe, the United Nations Framework Classification for the standardization of petroleum reserves and resource definitions, and has recently completed a three-year term on the board of trustees of the Society of Petroleum Engineers Canadian Educational Trust Fund as trustee and treasurer. He is currently serving as director and reserves audit committee chairman of CaiTerra International Energy Corporation and currently provides reservoir engineering advisory services to Tallahassee Resources Inc. He is also the past chairman of the Petroleum Society of the Canadian Institute of Mining. Mr. Outtrim holds a Bachelors of Applied Science in Geological Engineering from the University of British Columbia and is a registered Petroleum Engineer. Mr. Outtrim completed his professional qualifications at the highest level with the Institute of Corporate Directors and attained his ICD.D designation.

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

Mr. Curtis James Sparrow has served as director of Deep Well since February 6, 2004. Mr. Sparrow has also been the Chief Financial Officer, Corporate Secretary and Treasurer of Deep Well. Since the mid-1980s, Mr. Sparrow has been a self-employed management consultant specializing in the natural resource sector. Mr. Sparrow has been involved in the oil and gas industry in various capacities for over 38 years. He has held directorships and senior officer positions with junior exploration and development companies before becoming a self-employed consultant. He has also participated in the marketing side of the oil and gas industry, and was part of an acquisition team formed to assess and develop a bid for a multi-billion dollar integrated oil company. His experience also includes corporate and project management, international businesses and mining. Mr. Sparrow is a National Association of Corporate Directors (“NACD”) Governance Fellow. He has demonstrated his commitment to boardroom excellence by completing NACD’s comprehensive program of study for corporate directors. He supplements his skill sets through ongoing engagement with the director community, and access to leading practices. The NACD is the recognized authority focused on advancing exemplary board leadership and establishing leading boardroom practices. Mr. Sparrow received his Bachelor of Science Degree in Engineering and Master’s Degree in Business Administration from the University of Alberta. Mr. Sparrow is also a registered Professional Engineer.

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

Corporate Governance

Director Independence

Our Board with the assistance of management, reviews and determines director independence requirements for each director, based on the NASDAQ standards for director independence as set forth by the NASDAQ Stock Market Rule 5605(a)(2) and pursuant to Rule 10A-3 of the Exchange Act of 1934. Our Board determined that as of September 30, 2016 and 2017, the Company’s Board consisted of five independent and three non-independent directors. It was determined that Dr. Horst A. Schmid and Mr. Curtis Sparrow, who serve as directors of our Company, are not independent because they serve our Company as President and CEO and Chief Financial Officer, respectively. It was also determined that Mr. Malik Youyou, who serves as a director of our Company and was Vice Chairman from January 1, 2014 until December 20, 2017, is not independent because he owns a controlling interest of our Company’s issued and outstanding common stock. The directors of our Company, when they became directors and our Company’s opinion as to each director’s independence are as follows:

Name	Year When First Appointed as Director	Director Independence
Dr. Horst A. Schmid	2004	Non-independent director – Chairman of the Board
Mr. Said Arrata	2011	Independent director
Mr. Satya Brata Das	2011	Independent director
Mr. Pascal Nodé-Langlois	2013	Independent director
Mr. Colin P. Outtrim	2014	Independent director
Mr. David Roff	2006	Independent director
Mr. Curtis Sparrow	2004	Non-independent director
Mr. Malik Youyou	2008	Non-independent director

Corporate Governance and Nominating Committee

Provisionally our entire Board, which has a majority of independent directors, will act and fulfill the role of the Corporate Governance and Nominating committee. This committee currently does not have a specific policy in place with respect to evaluating candidates for director nominees at this time.

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

Audit Committee

Provisionally our entire Board, which has a majority of independent directors, will act and fulfill the role of the Audit committee. Of our eight directors serving on our Board, Dr. Horst A. Schmid, Mr. Curtis Sparrow and Mr. Malik Youyou have been determined by our Board not to be independent directors under director independence standards noted above. Our Board has determined that Mr. David Roff, as a director of our Company, is independent and is also recognized as an audit committee financial expert. Mr. Roff is a Chartered Professional Accountant, with a B.A. degree from the University of Western Ontario, and he worked as an auditor from 1995 to 1998.

Compensation Committee

Provisionally our entire Board, which has a majority of independent directors, will act and fulfill the role of our Compensation committee. Of our eight directors serving on our Board, Dr. Horst A. Schmid, Mr. Curtis Sparrow and Mr. Malik Youyou have been determined by our Board not to be independent directors under director independence standards noted above. During the September 30, 2017 fiscal year Dr. Horst A. Schmid and Mr. Curtis Sparrow served as officers of our Company.

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

At the Company’s 2013 general meeting of shareholders held on September 17, 2014, a majority of our shareholders approved on an advisory basis the compensation paid to the Company’s named executive officers (also known as “Say-on-Pay”) and a majority of our shareholders approved the frequency of which to hold the say-on-pay advisory vote on the compensation paid to the Company’s named executive officers be every three years. This non-binding “Frequency Vote” must be considered by our Company’s shareholders at least once every six years. We will have another non-binding vote on the frequency in which to hold an advisory vote on compensation paid to our Company’s named executive officers within six years from the last vote held on September 17, 2014.

Summary Compensation Table

The following table provides information about the compensation paid to, earned or received during the two fiscal years ended September 30, 2017 and September 30, 2016, by the executive officers listed below (the “Named Executive Officers”).

Executive Compensation Summary

Name and Principal Position	Fiscal Year Sept. 30	Fee		Bonus	Stock Awards	Option Awards		Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation		Total

Dr. Horst A. Schmid (1)	2017	$–	(2)	$–	$–	$–		$–	$–	$–		$–
President and	2016	$–	(2)	$–	$–	$28,903	(3)	$–	$–	$–		$28,903	(3)
Chief Executive Officer

Mr. Curtis Sparrow (4)	2017	$144,234	(5)	$–	$–	$–		$–	$–	$ 3,869	(5)	$148,103	(7)
Chief Financial Officer	2016	$135,828	(5)	$–	$–	$28,903	(6)	$–	$–	$ 3,305	(5)	$168,036	(7)

(1)	Dr. Horst A. Schmid has served our Company as director and Chairman of the Board since February 6, 2004. Since June 29, 2005 to present Dr. Schmid has been the President and Chief Executive Officer of our Company.

(2)	Portwest Investments Ltd. (“Portwest”), a company owned 100% by Dr. Horst A. Schmid, provided services as Chief Executive Officer and President to our Company for $Nil for the 2017 fiscal year and $Nil for the 2016 fiscal year.

(3)	Disclosed herein are the estimated valuations for Dr. Horst A. Schmid’s direct and indirect stock options that vested on September 19, 2016. On September 19, 2014, our Board granted Dr. Schmid, as a director of our Company, options to purchase 600,000 shares of common stock at an exercise price of $0.38 per share of common stock, 200,000 vesting immediately and the remaining vesting one-third on September 19, 2015, and one-third on September 19, 2016, with a five-year life. For the assumptions used in the valuation of these stock option awards see Note 12 in the notes to our consolidated financial statements contained herein.

(4)	Mr. Curtis Sparrow has served our Company as director since February 6, 2004. Since February 9, 2004 Mr. Sparrow has been the Chief Financial Officer, Corporate Secretary and Treasurer of our Company.

(5)	Concorde Consulting, a company owned 100% by Mr. Curtis Sparrow, provided services as Chief Financial Officer to our Company for $144,234 (Cdn $180,000) for the 2017 fiscal year and $135,828 (Cdn $180,000) for the 2016 fiscal year. Concorde Consulting was reimbursed for expenses paid that were related to health care in the amount of $3,869 (Cdn $4,828) related to the 2017 fiscal year and $3,305 (Cdn $4,380) related to the 2016 fiscal year.

(6)	Disclosed herein are the estimated valuations for Mr. Curtis Sparrow’s direct and indirect stock options that vested on September 19, 2016. On September 19, 2014, our Board granted Mr. Sparrow, as a director of our Company, options to purchase 600,000 shares of common stock at an exercise price of $0.38 per share of common stock, 200,000 vesting immediately and the remaining vesting one-third on September 19, 2015, and one-third on September 19, 2016, with a five-year life. For the assumptions used in the valuation of these stock option awards see Note 12 in the notes to our consolidated financial statements contained herein.

(7)	Mr. Sparrow’s September 30, 2017 and 2016 fiscal year fees were converted to US$ based on the year-end exchange rates of $0.8013 and $0.7546, respectively.

Compensation Arrangements for Executive Officers

Our Company currently does not provide retirement benefits to its executive officers.

Our Company has entered into a contract with Concorde Consulting, a company owned 100% by Mr. Curtis Sparrow for providing services as Chief Financial Officer to our Company for Cdn$15,000 per month. As of September 30, 2017, our Company owed Concorde Consulting $Nil for services provided to our Company.

On June 20, 2013, and as herein reported under the Executive Compensation Summary table above, our Board granted Dr. Schmid and Mr. Sparrow, as directors of our Company, options to purchase 450,000 shares each of common stock at an exercise price of $0.05 per common share, one-third vesting immediately, one-third vesting on June 20, 2014, and one-third on June 20, 2015. These options expire on June 20, 2018.

On September 19, 2014, and as herein reported under the Executive Compensation Summary table above, our Board granted Dr. Schmid and Mr. Sparrow, as directors of our Company, options to purchase 600,000 shares of common stock at an exercise price of $0.38 per common share, one-third vesting immediately and the remaining vesting one-third on September 19, 2015, and one-third on September 19, 2016. These options expire on September 19, 2019.

Outstanding Equity Awards Granted to Executive Officers at September 30, 2017
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

For the year ended September 30, 2017, our Company recorded share-based compensation expense related to stock options in the amount of $2,314 (September 30, 2016 - $237,971) on the stock options that were previously granted. As of September 30, 2017, there was no remaining unrecognized compensation cost related to option awards. Compensation expense is based upon straight-line depreciation of the grant-date fair value over the vesting period of the underlying unit option.

Director Compensation at September 30, 2017
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(7)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dr. Horst A. Schmid	Disclosed in the Summary Compensation Table above.
Mr. Said Arrata(1)	–	–	–	–	–	–	–
Mr. Satya Brata Das(2)	–	–	–	–	–	–	–
Mr. Pascal Nodé-Langlois(3)	–	–	–	–	–	–	–
Mr. Colin P. Outtrim(4)	–	–	2,314	–	–	–	2,314
Mr. David Roff(5)	–	–	–	–	–	–	–
Mr. Curtis James Sparrow	Disclosed in the Summary Compensation Table above.
Mr. Malik Youyou(6)	–	–	–	–	–	–	–

(1)	Mr. Said Arrata has served our Company as director since March 8, 2011. Mr. Arrata has no outstanding unvested stock options.

(2)	Mr. Satya Brata Das has served our Company as director since March 8, 2011. Mr. Das has no outstanding unvested stock options.

(3)	Mr. Pascal Nodé-Langlois has served our Company as director since December 4, 2013. Mr. Nodé-Langlois has no outstanding unvested stock options.

(4)	Mr. Colin P. Outtrim has served our Company as director since November 17, 2014. Disclosed herein is the estimated valuation for Mr. Outtrim’s stock options that vested on November 17, 2016.

(5)	Mr. David Roff has served our Company as director since April 3, 2006. Mr. Roff has no outstanding unvested stock options.

(6)	Mr. Malik Youyou has served our Company as director since August 20, 2008. Mr. Youyou has no outstanding unvested stock options.

(7)	For the assumptions used in these valuations of these stock option awards see Note 12 in the notes to our consolidated financial statements contained herein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

As of September 30, 2017, with respect to shares of Deep Well common stock that may be issued under our existing equity compensation plan, see Item 5 “Equity Compensation Plan Information” of this Annual Report on Form 10-K.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the number and percentage of the beneficial ownership of shares of Deep Well’s outstanding common stock as of March 31, 2018 by each person or group known by us to be the beneficial owner of more than 5%, and all of our directors and executive officers individually and as a group.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Name and Address of Beneficial Owner	Title of Class	Number of Shares Beneficially Owned (1) (2)	Percentage of Class Beneficially Owned		Nature of Beneficial Ownership

Malik Youyou (†) Director Sadovnicheskeya nab 69 Moscow 115035, Russia	Common	115,206,091	50.03	%(3)	Direct and Indirect

MP West Canada SAS Beneficial Owner of 5% or more 51, Rue D’Anjou, Paris, 75008, France	Common	45,111,778	19.67	(4)	Direct

Dr. Horst A. Schmid (†) Director and Chairman of the Board, President and Chief Executive Officer Suite 700, 10150 - 100 Street Edmonton, Alberta T5J 0P6 Canada	Common	6,380,000	2.74	%(5)	Direct and Indirect

Mr. Curtis James Sparrow (†) Director, Chief Financial Officer, Corporate Secretary and Treasurer Suite 700, 10150 - 100 Street Edmonton, Alberta T5J 0P6 Canada	Common	4,350,000	1.88	%(6)	Direct and Indirect

Mr. Satya Brata Das (†) Director Suite 710, 10150 - 100 Street Edmonton, Alberta T5J 0P6 Canada	Common	2,121,667	*	(7)	Direct and Indirect

Mr. Said Arrata (†) Director #408, 600 Princeton Way SW Calgary, Alberta T2P 5N4 Canada	Common	2,000,000	*	(8)	Direct

Mr. David Roff (†) Director Suite 700, 10150 - 100 Street NW Edmonton, Alberta T5J 0P6 Canada	Common	1,662,441	*	(9)	Direct

Mr. Pascal Nodé-Langlois (†) Director c/o Parfinance SA 65 rue du Rhone 1204 Geneva, Switzerland	Common	1,644,311	*	(10)	Indirect

Mr. Colin P. Outtrim (†) Director 331 Rocky Ridge Dr. NW Calgary, AB T3G 4P4 Canada	Common	600,000	*	(11)	Direct

(†) All Officers and Directors as a Group	Common	133,964,510	55.74%		Direct and Indirect

*	Less than 1%

(1)	Under the rules of the SEC, a person or entity beneficially owns stock of a company if such person or entity directly or indirectly has, or shares the power to, vote or direct the voting, or the power to dispose or direct the disposition of such stock, whether through any contract, arrangement, understanding, relationship or otherwise. A person or entity is also deemed to be the beneficial owner of stock if such person or entity has the right to acquire either of such powers at any time within 60 days through the exercise of any option, warrant, right or conversion privilege or pursuant to the power to revoke a trust, a discretionary account or similar arrangement or pursuant to the automatic termination of a trust, discretionary account or similar arrangement.

(2)	Based on 229,374,605 of our Company’s common shares issued and outstanding on March 31, 2018. For calculating the percentage of beneficial ownership separately for each person, his or her options, warrants or both that can be acquired within 60 days are included in both the numerator and the denominator. For the directors as a group, their collective options and warrants that can be acquired within 60 days are included in both the numerator and the denominator when calculating their group percentage ownership. The following footnotes are based solely upon the review of Forms 3, 4, and Schedule 13Ds filed with the SEC by each person or company below.

(3)	Mr. Malik Youyou has served the Company as director since August 20, 2008. As of March 31, 2018, Mr. Youyou beneficially owns 115,206,091 shares of our common stock, of which (i) 106,458,739 shares are held by Mr. Youyou directly; (ii) 7,847,352 shares are held indirectly by Westline Enterprises Limited, a corporation 100% owned by Mr. Youyou; and (iii) Mr. Youyou presently directly holds exercisable options to acquire 900,000 shares of our Company’s common stock. Assuming the issuance of 900,000 shares of our Company’s common stock, pursuant to the exercise of Mr. Youyou’s presently exercisable options, Mr. Youyou would beneficially own 50.03% of our Company’s outstanding common stock. As of March 31, 2018, Mr. Youyou has not exercised any of these currently outstanding options and without the exercise of Mr. Youyou’s outstanding options, Mr. Youyou has a 49.83% ownership of our Company’s issued and outstanding common stock.

(4)	As of March 31, 2018, MP West Canada SAS owns 45,111,778 shares of our common stock and based on this report MP West Canada SAS owns 19.67% of our Company’s issued and outstanding common stock.

(5)	Dr. Horst A. Schmid has served our Company as director and Chairman of the Board since February 6, 2004. Dr. Schmid has also served our Company as President and Chief Executive Officer since June 29, 2005. As of March 31, 2018, Dr. Schmid beneficially owns 6,380,000 shares of our Company’s common stock, of which (i) 150,000 shares are held directly; (ii) 2,280,000 shares are held indirectly by Portwest Investments Ltd. and another 850,000 shares are held indirectly by Trans World Factors Inc., both of which are private corporations 100% owned by Dr. Schmid; (iii) Dr. Schmid presently indirectly holds exercisable options through Portwest Investments Ltd., to acquire 2,200,000 shares of our Company’s common stock; and (iv) Dr. Schmid presently directly holds exercisable options to acquire an additional 900,000 shares of our Company’s common stock. Assuming the issuance of 3,100,000 shares of our Company’s common stock, pursuant to the exercise of Dr. Schmid’s presently exercisable options, Dr. Schmid would beneficially own 2.74% of our Company’s outstanding common stock. As of March 31, 2018, Dr. Schmid has not exercised any of these currently outstanding options and without the exercise of Dr. Schmid’s outstanding options, Dr. Schmid has a 1.43% ownership of our Company’s issued and outstanding common stock.

(6)	Mr. Sparrow has served the Company as director and Chief Financial Officer since February 9, 2004. As of March 31, 2018, Mr. Sparrow beneficially owns 4,350,000 shares of our Company’s common stock, of which (i) 600,000 shares are held directly; (ii) 1,150,000 shares are held indirectly by Concorde Consulting, a private corporation owned 100% by Mr. Sparrow; (iii) Mr. Sparrow presently indirectly holds exercisable options through Concorde Consulting, to acquire 1,700,000 shares of our Company’s common stock; and (v) Mr. Sparrow also presently directly holds exercisable options to acquire an additional 900,000 shares of our Company’s common stock. Assuming the issuance of 2,600,000 shares of our Company’s common stock, pursuant to the exercise of Mr. Sparrow’s presently exercisable options, Mr. Sparrow would beneficially own 1.88% of our Company’s outstanding common stock. As of March 31, 2018, Mr. Sparrow has not exercised any of these currently outstanding options and without the exercise of Mr. Sparrow’s outstanding options, Mr. Sparrow has a 0.76% ownership of our Company’s issued and outstanding common stock.

(7)	Mr. Satya Brata Das has served our Company as director since March 8, 2011. As of March 31, 2018, Mr. Das beneficially owns 2,121,667 shares of our Company’s common stock, of which (i) 390,000 shares are held directly; (ii) 831,667 are held indirectly by Cambridge Strategies Inc., a company 50% owned by Mr. Satya Brata Das and 50% owned by his wife; (iii) Mr. Das presently directly holds exercisable options to acquire an additional 300,000 shares of our Company’s common stock; and (v) Mr. Das also presently indirectly holds through Cambridge Strategies Inc., exercisable options to acquire an additional 600,000 shares of our Company’s common stock. Assuming the issuance of 900,000 shares of our Company’s common stock, pursuant to the exercise of Mr. Das’ presently exercisable options, Mr. Das would beneficially own 0.92% of our Company’s outstanding common stock. As of March 31, 2018, Mr. Das has not exercised any of these currently outstanding options and without the exercise of Mr. Das’ outstanding options, Mr. Das has a 0.53% ownership of our Company’s issued and outstanding common stock.

(8)	Mr. Said Arrata has served our Company as director since March 8, 2011. As of March 31, 2018, Mr. Arrata beneficially owns 2,000,000 shares of our Company’s common stock of which (i) 1,100,000 shares are held directly; and (ii) Mr. Arrata presently holds directly exercisable options to acquire an additional 900,000 shares of our Company’s common stock. Assuming the issuance of 900,000 shares of our Company’s common stock, pursuant to the exercise of Mr. Arrata’s presently exercisable options, Mr. Arrata would beneficially own 0.87% of our Company’s outstanding common stock. As of March 31, 2018, Mr. Arrata has not exercised any of these currently outstanding options and without the exercise of Mr. Arrata’s outstanding options, Mr. Arrata has a 0.48% ownership of our Company’s issued and outstanding common stock.

(9)	Mr. David Roff has served our Company as director since April 3, 2006. As of March 31, 2018, Mr. Roff beneficially owns 1,662,441 shares of our Company’s common stock of which (i) 762,441 shares are held directly; and (ii) Mr. Roff presently directly holds exercisable options to acquire an additional 900,000 shares of our Company’s common stock. Assuming the issuance of 900,000 shares of our Company’s common stock, pursuant to the exercise of Mr. Roff’s presently exercisable options, Mr. Roff would beneficially own 0.72% of our Company’s outstanding common stock. As of March 31, 2018, Mr. Roff has not exercised any of these currently outstanding options and without the exercise of Mr. Roff’s outstanding options, Mr. Roff has a 0.33% ownership of our Company’s issued and outstanding common stock.

(10)	Mr. Pascal Nodé-Langlois has served our Company as director since December 4, 2013. As of March 31, 2018, Mr. Nodé-Langlois beneficially owns 1,644,311 shares of our Company’s common stock of which (i) 594,311 shares are held indirectly through Voltaire Group SA, a company 100% owned by Mr. Nodé-Langlois; and (ii) Mr. Nodé-Langlois presently indirectly holds through Voltaire Group SA, exercisable options to acquire an additional 1.050,000 shares of our Company’s common stock. Assuming the issuance of 1,050,000 shares of our Company’s common stock, pursuant to the exercise of Mr. Nodé-Langlois’ presently exercisable options, Mr. Nodé-Langlois would beneficially own 0.71% of our Company’s outstanding common stock. As of March 31, 2018, Mr. Nodé-Langlois has not exercised any of these currently outstanding options and without the exercise of Mr. Nodé-Langlois’ outstanding options, Mr. Nodé-Langlois has a 0.26% ownership of our Company’s issued and outstanding common stock.

(11)	Mr. Colin Outtrim has served the Company as director since November 17, 2014. As of March 31, 2018, Mr. Outtrim beneficially owns 600,000 shares of our Company’s common stock of which Mr. Outtrim presently directly holds exercisable options to acquire 600,000 shares of our Company’s common stock. Assuming the issuance of 600,000 shares of our Company’s common stock, pursuant to the exercise of Mr. Outtrim’s presently exercisable options, Mr. Outtrim would beneficially own 0.26% of our Company’s outstanding common stock. As of March 31, 2018, Mr. Outtrim has not exercised any of these currently outstanding options and without the exercise of Mr. Outtrim’s outstanding options, Mr. Outtrim has a 0% ownership of our Company’s issued and outstanding common stock.

Changes in Control

Except as described below, Deep Well is not aware of any arrangement that may result in a change in control of Deep Well or its subsidiary companies.

As of March 31, 2018, and based solely on Mr. Malik Youyou’s filed Form 4s and most recent Schedule 13D, Mr. Youyou, a director of our Company, beneficially owns 115,206,091 common shares of Deep Well, representing 50.03% of Deep Well’s outstanding shares of common stock (assuming the exercise of all outstanding options held by Mr. Youyou).

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

For the fiscal year ending September 30, 2017 and September 30, 2016, we paid Concorde Consulting, a company 100% owned by Mr. Curtis James Sparrow, $144,234 and $135,828, respectively, for consulting services provided to our Company for professional services provided to our Company as Chief Financial Officer and Corporate Secretary. Mr. Sparrow is also a director of our Company.

Mr. Malik Youyou has served the Company as director since August 20, 2008. As of March 31, 2018, Mr. Youyou beneficially owns 115,206,091 shares of our common stock, of which (i) 106,458,739 shares are held by Mr. Youyou directly; (ii) 7,847,352 shares are held indirectly by Westline Enterprises Limited, a corporation 100% owned by Mr. Youyou; and (iii) Mr. Youyou presently directly holds exercisable options to acquire 900,000 shares of our Company’s common stock. Assuming the issuance of 900,000 shares of our Company’s common stock, pursuant to the exercise of Mr. Youyou’s presently exercisable options, Mr. Youyou would beneficially own 50.03% of our Company’s outstanding common stock. As of March 31, 2018, Mr. Youyou has not exercised any of these currently outstanding options and without the exercise of Mr. Youyou’s outstanding options, Mr. Youyou has a 49.83% ownership of our Company’s issued and outstanding common stock.

Director Independence

See the disclosure under Item 10 “Directors, Executive Officers and Corporate Governance” of this Annual Report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table is a summary of the fees billed to us by Turner Stone for professional services for the fiscal years as disclosed in the table below:

Fee Category	Fees Billed in Fiscal 2017	Fees Billed in Fiscal 2016

Audit Fees	$40,720	$25,000
Audit-Related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–
Total Fees	$40,720	$25,000

Audit Fees

Audit fees consist of fees for services billed by Turner Stone, which is a PCAOB registered independent auditor, for the audit and review of our consolidated financial statements.

Audit-Related Fees

None.

Tax Fees

None.

All Other Fees

None.

In addition, we were billed tax fees which consisted of fees billed by Collins Barrow L.L.P., an independent third party, Canadian chartered accounting firm, relating to the preparation of our Company’s tax returns.

Audit Committee Pre-Approval Policies and Procedures

Provisionally our entire Board, which has a majority of independent directors, will act and fulfill the role of our audit committee.

Our Board of Directors, acting as the Audit Committee, engaged Turner Stone as our independent registered public accounting firm, effective February 9, 2017, to audit and render an opinion on our consolidated financial statements for the fiscal year ending September 30, 2017 and to review our quarterly consolidated financial statements for the periods ending December 31, 2016, March 31, 2017 and June 30, 2017. Our Board of Directors, acting as the Audit Committee, engaged Turner Stone as our independent registered public accounting firm, effective July 14, 2017, to audit and render an opinion on our consolidated financial statements for the fiscal year ending September 30, 2016 and to review our quarterly consolidated financial statements for the periods ending December 31, 2015, March 31, 2016 and June 30, 2016. Our Board of Directors, acting as the Audit Committee, pre-approved all audit and non-audit services provided by Turner Stone for the fiscal years ending September 30, 2017 and September 30, 2016. Further our Board of Directors, acting as the Audit Committee, considered the nature and amount of the fees billed by Turner Stone, and believes that the provision of the services for activities unrelated to the audit of our September 30, 2017 and September 30, 2016 financial statements is compatible with maintaining the independence of Turner Stone.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements filed with this Annual Report

The following listed financial statements and report of independent registered public accounting firm are filed as part of this Annual Report (see disclosure under Item 8 “Financial Statements and Supplementary Data” of this Annual Report for further information)

1.	Consolidated Balance Sheets for September 30, 2017 and 2016.
2.	Consolidated Statements of Operations for the years ended September 30, 2017 and 2016.
3.	Consolidated Statements of Shareholders’ Equity for the period from September 30, 2016 to September 30, 2017.
4.	Consolidated Statements of Cash Flows for the years ended September 30, 2017 and 2016.
5.	Notes to the Consolidated Financial Statements.
6.	Turner, Stone & Company, L.L.P. Report of Independent Registered Public Accounting Firm.

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

DEEP WELL OIL & GAS, INC.

By	/s/ Horst A. Schmid
Dr. Horst A. Schmid
Chairman of the Board

Date	April 27, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Horst A. Schmid
Dr. Horst A. Schmid
Chief Executive Officer and President
(Principal Executive Officer)

Date	April 27, 2018

By	/s/ Curtis Sparrow
Mr. Curtis James Sparrow
Chief Financial Officer
(Principal Financial Officer)

Date	April 27, 2018

