Form 10-Q
period 2017-12-31
DEEP WELL OIL & GAS INC
filed 2018-05-11
CIK 869495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)

Condensed Consolidated Balance Sheets

December 31, 2017 and September 30, 2017

	December 31,	September 30,
	2017	2017
	(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$958,971	$1,097,651
Accounts receivable	50,543	81,292
Prepaid expenses	36,689	36,076

Total Current Assets	1,046,203	1,215,019

Long term investments	406,136	407,025
Oil and gas properties, net, based on full cost method of accounting	21,326,865	21,295,674
Property and equipment, net	109,810	115,520

TOTAL ASSETS	$22,889,014	$23,033,238

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$144,476	$156,218
Accounts payable and accrued liabilities – related parties	4,584	9,934

Total Current Liabilities	149,060	166,152

Asset retirement obligations (Note 7)	495,414	493,411

TOTAL LIABILITIES	644,474	659,563
Commitments and contingencies (Note 11)

SHAREHOLDERS’ EQUITY
Common Stock: (Note 8)
Authorized: 600,000,000 shares at $0.001 par value Issued and outstanding: 229,374,605 shares (September 30, 2017 – 229,374,605 shares)	229,374	229,374
Additional paid in capital	42,845,292	42,845,292
Accumulated deficit	(20,830,126)	(20,700,991)

Total Shareholders’ Equity	22,244,540	22,373,675

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$22,889,014	$23,033,238

See accompanying notes to the condensed consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)

(Unaudited)

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

For the Three Months Ended December 31, 2017 and 2016

	December 31,	December 31,
	2017	2016

Revenue	$–	$–
Royalty refunds (expenses)	–	–
Revenue, net of royalty	–	–

Expenses
Operating expenses	40,430	19,691
Operating expenses covered by Farmout	(40,430)	(19,691)
General and administrative	119,360	26,801
Depreciation, accretion and depletion	13,025	15,054

Net loss from operations	(132,385)	(41,855)

Other income and expenses
Rental and other income	1,814	2,301
Interest income	1,436	847

Net loss and comprehensive loss	$(129,135)	$(38,707)

Net loss per common share
Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Outstanding Shares (in thousands)
Basic and Diluted	229,374	229,374

See accompanying notes to the condensed consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)

(Unaudited)

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended December 31, 2017 and 2016

	December 31,	December 31,
	2017	2016

CASH PROVIDED BY (USED IN):

Operating Activities
Net loss	$(129,135)	$(38,707)
Items not affecting cash:
Share-based compensation	–	2,314
Depreciation, accretion and depletion	13,025	15,054
Net changes in non-cash working capital (Note 10)	13,044	(57,172)

Net Cash Used in Operating Activities	(103,066)	(78,511)

Investing Activities
Investment in oil and gas properties	(36,858)	(21,123)
Long term investments	1,244	701

Net Cash Used in Investing Activities	(35,614)	(20,422)

Financing Activities
Proceeds from issuance of common stock	–	–

Net Cash Provided by Financing Activities	–	–

Decrease in cash and cash equivalents	(138,680)	(98,933)

Cash and cash equivalents, beginning of period	1,097,651	1,400,922

Cash and cash equivalents, end of period	$958,971	$1,301,989

Supplemental Cash Flow Information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

See accompanying notes to the condensed consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)

(Unaudited)

Notes to the Condensed Consolidated Financial Statements

December 31, 2017

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

These interim condensed consolidated financial statements follow the same significant accounting policies and methods of application as the Company’s annual consolidated financial statements for the year ended September 30, 2017.

These statements reflect all adjustments, consisting solely of normal recurring adjustments (unless otherwise disclosed) which, in the opinion of management, are necessary for a fair presentation of the information contained therein. However, the results of operations for the interim periods may not be indicative of results to be expected for the full fiscal year. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2017.

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

Under the full cost method, oil and gas properties are subject to the ceiling test performed quarterly. A ceiling test write-down is recognized in net earnings if the carrying amount of a cost centre exceeds the “cost centre ceiling”. The carrying amount of the cost centre includes the capitalized costs of proved oil and natural gas properties, net of accumulated depletion and deferred income taxes. The cost centre ceiling is the sum of (A) present value of the estimated future net cash flows from proved oil and natural gas reserves using a 10 percent per year discount factor, (B) the costs of unproved properties not being amortized, and (C) the lower of cost or fair value of unproved properties included in the costs being amortized; less (D) related income tax effects. As of December 31, 2017, no ceiling test write-downs were recorded for the Company’s oil and gas properties.

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

Revisions in estimated liabilities can result from revisions of estimated inflation rates, escalating retirement costs, and changes in the estimated timing of settling asset retirement obligations. As of December 31, 2017, and September 30, 2017, asset retirement obligations amount to $495,414 and $493,411, respectively. The Company has posted bonds, where required, with the Government of Alberta based on the amount the government estimates the cost of abandonment and reclamation to be.

Financial, Concentration and Credit Risk

The Company’s consideration or related financial credit risk related to cash and cash equivalents depends on if funds are fully insured by either The Canada Deposit Insurance Corporation (“CDIC”), or The Credit Union Deposit Guarantee Corporation (“CUDGC”) deposit insurance limit. As of December 31, 2017, the Company has approximately $41,352 funds that are in excess of deposit insurance limits, which may have financial credit risk. For the Company funds that are maintained in a financial institution which has its deposits fully guaranteed by CUDGC, there is no financial credit risk.

The Company is not directly subject to credit risk resulting from the concentration of its crude oil sales. For the period ending December 31, 2017 the Company recorded no oil sales.

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

The Company’s oil sands acreage as of December 31, 2017, covers 43,015 gross acres (34,096 net acres) of land under nine oil sands leases. Until the Company extends the leases “into perpetuity” based on the Alberta governmental regulations, the lease expiration dates of the Company’s nine oil sands leases are as follows:

1)	32 sections of land under five oil sands leases are set to expire on July 10, 2018. 17 out of 32 sections contain the majority of the resources identified to date on these five oil sands leases. The Company has completed or is in the process of applying for continuation of these leases or parts of the leases where the majority of the oil sands resources have been confirmed. Currently, 11 out of the 17 sections that contain the majority of the resources identified to date have been granted continuance under the Alberta governmental tenure guidelines;

2)	31 sections of land under three oil sands leases are set to expire on August 19, 2019; and

3)	5 sections of land under one oil sands lease are set expire on April 9, 2024. It is the Company’s opinion that the Company has already met the governmental requirements for this lease and it will be applying to continue all 5 sections of this lease into perpetuity.

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

Lease Rental Commitments

The Company has acquired interests in certain oil sands properties located in North Central Alberta, Canada. The lease terms include certain commitments related to oil sands properties that require the payments of yearly rents. As required by the Oil Sands Tenure Regulation of the Mines and Minerals Act of Alberta continued oil sands leases past their expiry dates are subject to escalating rental payments in respect of each term year of a continued lease that is designated as non-producing less any eligible research costs, exploration costs and development costs that are incurred in the term year of a continued lease. Escalating rent is payable at the end of each term year, while annual rent for leases are due at the beginning of each term year. Lessees of continued oil sands leases may reduce or eliminate their escalating rent obligations by conducting exploration or development work, or research, on the non-producing lease. As of December 31, 2017, excluding any eligible research, exploration and or development costs that may be used to reduce the Company’s yearly escalating future rents, the following table sets out the estimated net payments due under this commitment, which could be as high as:

	(USD $)	(Cdn $)
2018	$24,878	$31,211
2019	$21,539	$27,022
2020	$21,539	$27,022
2021	$20,468	$25,678
2022	$27,689	$34,738
Subsequent	$155,953	$195,650

The Company follows the full cost method of accounting for costs of oil properties. Under this method, oil and gas properties, for which no proved reserves have been assigned, must be assessed at least annually to ascertain whether or not a write down should occur. Unproven properties are assessed annually, or more frequently as economic events indicate, for potential write down.

This consists of comparing the carrying value of the asset with the asset’s expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions. Proven oil properties are reviewed for any write down on a field-by-field basis. No write downs were recognized for the period ended December 31, 2017.

Capitalized costs of proven oil properties will be depleted using the unit-of-production method when the property is placed in production.

Substantially all of the Company’s oil activities are conducted jointly with others. The accounts reflect only the Company’s proportionate interest in such activities.

4.	CAPITALIZATION OF COSTS INCURRED IN OIL AND GAS ACTIVITIES

The following table illustrates capitalized costs relating to oil producing activities for the three months ended December 31, 2017 and the fiscal year ended September 30, 2017:

	December 31, 2017	September 30, 2017
Unproved Oil and Gas Properties	$21,414,428	$21,380,452
Proved Oil and Gas Properties	–	–
Accumulated Depreciation and Depletion	(87,563)	(84,778)
Net Capitalized Cost	$21,326,865	$21,295,674

Depreciation and depletion expense for the three months ended December 31, 2017 and 2016 were $2,785 and $2,785 respectively.

5.	EXPLORATION ACTIVITIES

The following table presents information regarding the Company’s costs incurred in the oil property acquisition, exploration and development activities for the three months ended December 31, 2017 and the fiscal year ended September 30, 2017:

	December 31, 2017	September 30, 2017
Acquisition of Properties:
Proved	$–	$–
Unproved	$8,525	$142,400
Exploration costs	$64,474	$–
Development costs	$–	$–

6.	SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Accounts payable – related parties was $4,584 as of December 31, 2017 (September 30, 2017 - $9,934) for expenses to be reimbursed to directors. This amount is unsecured, non-interest bearing, and has no fixed terms of repayment.

As of December 31, 2017, officers, directors, their families, and their controlled entities have acquired 53.63% of the Company’s outstanding common capital stock. This percentage does not include unexercised warrants or stock options.

The Company incurred expenses $35,402 to one related party, Concorde Consulting, and entity controlled by a director, for professional fees and consulting services provided to the Company during the period ended December 31, 2017 (December 31, 2016 - $33,516). These amounts were fully paid as of December 31, 2017.

7.	ASSET RETIREMENT OBLIGATIONS

The total future asset retirement obligation is estimated by management based on the Company’s net working interests in all wells and facilities, estimated costs as determined by the Alberta Energy Regulator to reclaim and abandon wells and facilities and the estimated timing of the costs to be incurred in future periods. At December 31, 2017, the Company estimates the undiscounted cash flows related to asset retirement obligation to total approximately $644,236 (September 30, 2017 - $647,631). The fair value of the liability at December 31, 2017 is estimated to be $495,414 (September 30, 2017 - $493,411) using a risk free rate of 3.74% and an inflation rate of 2%. The actual costs to settle the obligation are expected to occur in approximately 25 years.

Changes to the asset retirement obligation were as follows:

	December 31, 2017	September 30, 2017
Balance, beginning of period	$493,411	$452,533
Liabilities incurred	–	–
Effect of foreign exchange	(2,526)	23,969
Disposal	–	–
Accretion expense	4,529	16,909
Balance, end of period	$495,414	$493,411

8.	COMMON STOCK

Common Stock Issued and Outstanding

As of December 31, 2017, the Company had outstanding 229,374,605 shares of common stock.

9.	STOCK OPTIONS

For the period ended December 31, 2017, the Company recorded no share-based compensation expense related to stock options (September 30, 2017 – $2,314). As of December 31, 2017, there was no unrecognized compensation cost related to option awards. Compensation expense is based upon straight-line depreciation of the grant-date fair value over the vesting period of the underlying unit option.

	Shares Underlying Options Outstanding			Shares Underlying Options Exercisable
Range of Exercise Price	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price

$0.05 at December 31, 2017	3,450,000	0.47	0.05	3,450,000	0.05
$0.30 at December 31, 2017	250,000	0.82	0.30	250,000	0.30
$0.34 at December 31, 2017	450,000	0.93	0.34	450,000	0.34
$0.38 at December 31, 2017	6,780,000	1.72	0.38	6,780,000	0.38
$0.23 at December 31, 2017	600,000	1.88	0.23	600,000	0.23
	11,530,000	1.30	$0.27	11,530,000	$0.27

The aggregate intrinsic value of exercisable options as of December 31, 2017, was $Nil (September 30, 2017 - $Nil).

The following is a summary of stock option activity as at December 31, 2017:

	Number of Underlying Shares	Weighted Average Exercise Price	Weighted Average Fair Market Value

Balance, September 30, 2017	11,530,000	$0.27	$0.22

Balance, December 31, 2017	11,530,000	$0.27	$0.22

Exercisable, December 31, 2017	11,530,000	$0.27	$0.22

There were no remaining unvested stock options outstanding as of December 31, 2017 (September 30, 2017 – Nil).

10.	CHANGES IN NON-CASH WORKING CAPITAL

	Three Months Ended	Three Months Ended
	December 31, 2017	December 31, 2016

Accounts receivable	$30,749	$(57,952)
Prepaid expenses	(613)	5,756
Accounts payable	(17,092)	(4,976)
	$13,044	$(57,172)

11.	COMMITMENTS

Compensation to Directors

Concorde Consulting, a company owned 100% by Mr. Curtis J. Sparrow, for providing services as Chief Financial Officer to the Company for $11,801 per month (Cdn $15,000 per month). As of December 31, 2017, the Company did not owe Concorde Consulting any of this amount.

Rental Agreement

On June 19, 2017, the Company renewed its Edmonton office lease commencing effective on July 1, 2017 and expiring on June 30, 2019. As part of the lease renewal the Company received the first 3 months of basic rent free. The quarterly payments due are as follows:

	USD $	Cdn $
2018 Q2 (January - March)	$6,352	$7,969
2018 Q3 (April - June)	$6,352	$7,969
2018 Q4 (July - September)	$6,352	$7,969
2019 Q1 (October - December)	$6,352	$7,969
2019 Q2 (January - March)	$6,352	$7,969
2019 Q3 (April - June)	$6,352	$7,969

12.	SUBSEQUENT EVENTS

On February 15, 2018, the Company participated in a well on one of its oil sands leases to acquire cores and logs through the Bluesky formation, whereby the Company paid, to a third-party operator, a cash contribution of $395,500 ($500,000 Cdn). The Company and its advisors are currently analyzing the cores and logs.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes. For the purpose of this discussion, unless the context indicates another meaning, the terms: “Deep Well,” “Company,” “we,” “us,” and “our” refer to Deep Well Oil & Gas, Inc. and its subsidiaries. This discussion includes forward-looking statements that reflect our current views with respect to future events and financial performance that involve risks and uncertainties. Our actual results, performance or achievements could differ materially from those anticipated in the forward-looking statements as a result of certain factors including risks discussed in “Cautionary Note Regarding – Forward-Looking Statements” below and elsewhere in this report, and under the heading “Risk Factors” and “Environmental Laws and Regulations” disclosed in our annual report on Form 10-K for the fiscal year ended September 30, 2017, filed with the U.S. Securities and Exchange Commission (“SEC”) on April 27, 2018.

Our consolidated financial statements and the supplemental information thereto are reported in United States dollars and are prepared based upon United States generally accepted accounting principles (“US GAAP”). References in this Form 10-Q to “$” are to United States dollars and references to “Cdn$” are to Canadian dollars. On May 7, 2018, the daily rate of exchange for Canadian dollars expressed in US$ was Cdn$1.00 = US$0.7774 as reported by the Bank of Canada. The following table sets forth the rates of exchange for the Cdn$, expressed in US dollars, in effect at the end of the following periods and the average rates of exchange during such periods, based on the rates of exchange for such periods as reported by the Bank of Canada.

Period Ending December 31	2017	2016
Rate at end of period	$0.7971	$0.7448
Average rate for the three month period	$0.7867	$0.7496

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

	Three Months Ended	Three Months Ended
	December 31, 2017	December 31, 2016

Revenue	$–	$–
Provincial royalty expenses	–	–
Revenue, net of royalty	–	–

Expenses
Operating expenses	40,430	19,691
Operating expense covered by Farmout	(40,430)	(19,691)
General and administrative	119,360	26,801
Depreciation, accretion and depletion	13,025	15,054

Net loss from operations	(132,385)	(41,855)

Other income and expenses
Rental and other income	1,814	2,301
Interest income	1,436	847

Net loss and comprehensive loss	$(129,135)	$(38,707)

First production from our present joint Steam Assisted Gravity Drainage Demonstration Project (the “SAGD Project”) began on September 16, 2014. A majority of our Company’s Joint Venture partners voted to temporarily suspend operations of the SAGD Project at the end of February 2016. In accordance with the Farmout Agreement the Farmee has agreed to provide up to $40,000,000 in funding for our portion of the costs for the SAGD Project in return for a net 25% working interest in two oil sands leases where we had a working interest of 50% before the execution of the Farmout Agreement. The Farmee is also required to provide funding to cover monthly operating expenses of our Company provided that such funding shall not exceed $30,000 per month. Our net operating margin after operating expenses is zero since at this time, under the Farmout Agreement we entered into on July 31, 2013, any negative operating cash flows are reimbursed to us to fund our share of the current SAGD Project. Therefore, the total share of the capital costs and operating expenses of our Company’s joint SAGD Project, has been funded in accordance with the Farmout Agreement, at a net cost to our Company of $Nil. As required by the Farmout Agreement, the Farmee has since reimbursed our Company and/or paid the operator in total approximately $21.5 million ($26.7 million Cdn) for the Farmee’s share and our share of the capital costs and operating expenses of the SAGD Project as of February 28, 2018. These costs included the drilling and completion of one SAGD well pair; the purchase and transportation of equipment of which included the once through steam generator, production tanks, water treatment plant, and power generators; installation and construction of the steam plant facility; testing and commissioning; the purchase of the water source and disposal wells; construction of pipelines and expenditures to connect and tie-in the source and disposal water wells to the steam plant facility along with a fuel source tie-in pipeline; equipment for processing and treating the bitumen production at the SAGD facility site; replacement of the electrical submersible pump; front end costs for the expansion; the operating expenses associated with the steaming and production of the one SAGD well pair; and the expenses associated the monthly shut-in operations of the SAGD facility.

For the three months ended December 31, 2017, our general and administrative expenses increased by $92,559 compared to the three months ended December 31, 2016, which was primarily due to an increase of $39,023 in engineering fees and increase of $36,885 in auditor fees. We also received $90,000 for the three month period ending December 31, 2017 from the Farmee, in accordance with a Farmout Agreement, to offset some of our monthly expenses. After adjusting out the non-cash items for share-based compensation and foreign exchange, and the funds we received from the Farmee, our general and administrative expenses were $207,372 for the three months ended December 31, 2017 compared to $137,358 for the three months ended December 31, 2016.

For the three months ended December 31, 2017, our depreciation, depletion, and accretion expense decreased by $2,029 compared to the three months ended December 31, 2016, which was primarily due to the depreciating value of our assets. Depreciation expense is computed using the declining balance method over the estimated useful life of the asset. In compliance with our accounting policy, only half of the depreciation is taken in the year of acquisition. No significant asset purchases were made in the quarter ended December 31, 2017.

For the three months ended December 31, 2017, there were no significant increases or decreases for rental and other income or interest income compared to the three months ended December 31, 2016.

As a result of the above transactions, we recorded an increase of $90,428 in our net loss for the three months ended December 31, 2017 compared to the three months ended December 31, 2016. As discussed above, this increase was primarily due to increases in engineering fees and auditor fees.

Operations

The first SAGD well pair, for the SAGD Project, was drilled to a vertical depth of approximately 650 meters with a horizontal length of 780 meters each. Steam injection commenced in May 2014 and production started in September of 2014. Production from this one SAGD well pair and increased significantly over the 18-month period it produced. Over January and February of 2016 production from the SAGD Project reached averaged 615 bopd, on a 100% basis (154 bopd net to us), with an average SOR of 2.1 from one SAGD well pair. The SOR is reflective of the amount of steam needed to produce one barrel of oil. As previously disclosed above this SAGD Project was temporarily suspended at the end of February 2016. The capital costs of the existing SAGD Project steam plant facility, with pipelines and one SAGD well was approximately $26.5 million (Cdn $34.8 million) on a 100% working interest basis, of which our share is covered under the Farmout Agreement. These capital costs do not include the start-up operating expenses to initiate oil production from the SAGD well pair.

The current SAGD Project has:

•	confirmed that the SAGD process works in the Bluesky formation at Sawn Lake;
•	established characteristics of ramp up through stabilization of SAGD performance;
•	indicated the productive capability and SOR of the reservoir; and
•	provided critical information required for well and facility design associated with future commercial development.

The following graph sets out the production levels that the SAGD Project achieved. These production numbers along with the corresponding SORs compare favorably to analogous reservoirs in thermal recovery projects that we are monitoring and using as a basis of comparison.

It is anticipated that a reactivation of the existing SAGD Project facility and current SAGD well pair will be part of the potential commercial expansion. In early May of 2016, an amended application was submitted to the AER for an expansion of the existing SAGD Project facility site which would potentially increase the operation for up to a total of eight SAGD well pairs. This expansion application sought approval to expand the current SAGD Project facility site to 3,200 bopd (100% basis). It is anticipated that only five SAGD well pairs will need to be operating to achieve this production level. The expanded facility will be designed to handle up to 3,200 bopd. The AER approval for this expansion of our existing SAGD Project was granted on December 15, 2017. While the joint venture has not yet approved to expand the SAGD Project, currently, the SAGD Project continues to move forward with engineering and identification of long lead time items towards potential expansion to 3,200 bopd and future development at Sawn Lake.

In August of 2017, we jointly participated in drilling one well on our Sawn Lake properties. This well was drilled to a total depth of 681 meters.

On February 15, 2018, we entered into a contribution agreement with a third-party, whereby we paid a cash contribution to drill and acquire cores and logs through the Bluesky formation from a well drilled by a third-party on one of our oil sands leases. We and our advisors are currently analyzing the cores and logs.

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

Liquidity and Capital Resources

As of December 31, 2017, our total assets were $22,889,014 compared to $23,033,238 as of September 30, 2017. This decrease of $144,224 in our total assets was primarily due to cash used for general and administrative expenses, which included engineering and audit fees.

Our total liabilities as of December 31, 2017 were $644,474 compared to $659,563 as of September 30, 2017. There was no significant change in our total liabilities from the September 30, 2017 year end.

Our working capital (current liabilities subtracted from current assets) is as follows:

	Three Months Ended	Year Ended
	December 31, 2017	September 30, 2017
Current Assets	$1,046,203	$1,215,019
Current Liabilities	149,060	166,152
Working Capital	$897,143	$1,048,867

As of December 31, 2017, we had working capital of $897,143 compared to a working capital of $1,048,867 as of September 30, 2017. This decrease of $151,724 in working capital is the result of the net change of total assets as described above. Currently, we have no long-term third-party debt other than our estimated asset retirement obligations on oil and gas properties.

As reported on our condensed Consolidated Statement of Cash Flows under “Operating Activities”, for the three months ended December 31, 2017, our net cash used from operating activities was $103,066 compared to $78,511 cash inflow as of December 31, 2016. This increase of $24,555 in our operating activities was primarily due to more cash used for general and administrative expenses.

As reported on our condensed Consolidated Statement of Cash Flows under “Investing Activities”, we had an increase of $15,192 on investment in our oil and gas properties for the three months ended December 31, 2017 compared to the three months ended December 31, 2016. There were no significant investing activities during these periods.

As reported on our condensed Consolidated Statement of Cash Flows under “Financing Activities”, for the three months ended December 31, 2017 and December 31, 2016, there was no cash inflow or outflow in financing activities.

Our cash and cash equivalents as of December 31, 2017 was $958,971 compared to $1,301,989 for the quarter ended December 31, 2016. This decrease of $343,018 in cash was primarily due to general and administrative expenses. Currently, we have no long-term debt other than our estimated asset retirement obligations on oil and gas properties.

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

These forward-looking statements are based on the beliefs and expectations of our management and are subject to significant risks and uncertainties. If underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results may differ materially from current expectations and projections. Factors that could cause actual results to differ materially from those set forward in the forward-looking statements include, but are not limited to:

•	changes in general business or economic conditions;
•	changes in governmental legislation or regulation that affect our business;
•	our ability to obtain necessary regulatory approvals and permits for the development of our properties, including obtaining the required water licences from Alberta Environment to withdraw water for our thermal operations;
•	changes to the greenhouse gas reduction program and other environmental and climate change regulations which are adopted by provincial or federal governments of Canada or which are being considered, which may also include cap and trade regimes, carbon taxes, increased efficiency standards, each of which could increase compliance costs and impose significant penalties for non-compliance;
•	increase in taxes and changes to existing legislation affecting governmental royalties or other governmental initiatives;
•	future marketing and transportation of our produced bitumen;
•	our ability to receive approvals from the AER for additional tests to further evaluate the wells on our lands;
•	our Farmout Agreement and joint operating agreements;
•	opposition to our regulatory requests by various third parties;
•	actions of aboriginals, environmental activists and other industrial disturbances;
•	the costs of environmental reclamation of our lands;
•	availability of labor or materials or increases in their costs;
•	the availability of sufficient capital to finance our business or development plans on terms satisfactory to us;
•	adverse weather conditions and natural disasters affecting access to our properties and well sites;
•	risks associated with increased insurance costs or unavailability of adequate coverage;
•	volatility in market prices for oil, bitumen, natural gas, diluent and natural gas liquids. A decline in oil prices could result in a downward revision of our future reserves and a ceiling test write-down of the carrying value of our oil sands properties, which could be substantial and could negatively impact our future net income and stockholders’ equity;
•	competition;
•	changes in labor, equipment and capital costs;
•	future acquisitions or strategic partnerships;
•	the risks and costs inherent in litigation;
•	imprecision in estimates of reserves, resources and recoverable quantities of oil, bitumen and natural gas;
•	product supply and demand;
•	changes and amendments in the Canadian Oil and Gas Evaluation Handbook and or the Petroleum Resources Management System to general disclosure of reserves and resources standards and specific annual reserves and resources disclosure requirements for reporting issuers with oil and gas activities;

•	future appraisal of potential bitumen, oil and gas properties may involve unprofitable efforts;
•	the ability to meet minimum level of requirements to continue our oil sands leases beyond their expiry dates;
•	changes in general business or economic conditions;
•	risks associated with the finding, determination, evaluation, assessment and measurement of bitumen, oil and gas deposits or reserves;
•	geological, technical, drilling and processing problems;
•	third-party performance of obligations under contractual arrangements;
•	failure to obtain industry partner and other third-party consents and approvals, when required;
•	treatment under governmental regulatory regimes and tax laws;
•	royalties payable in respect of bitumen, oil and gas production;
•	unanticipated operating events which can reduce production or cause production to be shut-in or delayed;
•	incorrect assessments of the value of acquisitions, and exploration and development programs;
•	stock market volatility and market valuation of the common shares of our Company;
•	fluctuations in currency and interest rates; and
•	the additional risks and uncertainties, many of which are beyond our control, referred to elsewhere in this quarterly report and in our other SEC filings.

The preceding bullets outline some of the risks and uncertainties that may affect our forward-looking statements. For a full description of risks and uncertainties, see the sections entitled “Risk Factors” and “Environmental Laws and Regulations” of our annual report on Form 10-K for the fiscal year ended September 30, 2017 filed with the SEC on April 27, 2018. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. Any forward-looking statement speaks only as of the date on which it was made and, except as required by law, we disclaim any obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q, 8-K and any other SEC filing or amendments thereto should be consulted.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 under the Exchange Act and therefore we are not required to provide the information required under this item.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of our fiscal quarter ended December 31, 2017, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of our principal executive officer and principal financial officer. Based upon that evaluation and due to the fact that our Company was late in filing its quarterly report on Form 10-Q for the period ended December 31, 2017, our principal executive officer and principal financial officer have concluded that as of the end of that quarter, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Changes In Internal Control Over Financial Reporting

During the fiscal quarter ended December 31, 2017, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Although we are a smaller reporting company as defined by Rule 12b-2 under the Exchange Act and are therefore not required to provide the information required under this item, there have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K for the fiscal year ended September 30, 2017, filed with the SEC on April 27, 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Information to be Reported on Form 8-K

Deep Well reported all information that was required to be disclosed on Form 8-K during the period covered by this quarterly report on Form 10-Q for the period ended December 31, 2017.

Shareholder Nominations

Other than the recent adoption of our corporate governance and nominating committee charters as previously disclosed in our annual report on Form 10-K for the year ending September 30, 2017, there have been no changes to the procedures by which shareholders may recommend nominees to our Company’s Board of Directors during the time period covered by this quarterly report on Form 10-Q for the period ended December 31, 2017.

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

DEEP WELL OIL & GAS, INC.

By	/s/ Horst A. Schmid
Dr. Horst A. Schmid
Chief Executive Officer and President
(Principal Executive Officer)

Date	May 11, 2018

By	/s/ Curtis Sparrow
Mr. Curtis James Sparrow
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date	May 11, 2018

