Form 10-Q
period 2018-03-31
DEEP WELL OIL & GAS INC
filed 2018-05-15
CIK 869495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)

Condensed Consolidated Balance Sheets

March 31, 2018 and September 30, 2017

	March 31,	September 30,
	2018	2017
	(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$342,184	$1,097,651
Accounts receivable	71,423	81,292
Prepaid expenses	24,791	36,076

Total Current Assets	438,398	1,215,019

Long term investments	396,512	407,025
Oil and gas properties, net, based on full cost method of accounting	21,794,064	21,295,674
Property and equipment, net	104,099	115,520

TOTAL ASSETS	$22,733,073	$23,033,238

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$60,648	$156,218
Accounts payable and accrued liabilities – related parties	1,408	9,934

Total Current Liabilities	62,056	166,152

Asset retirement obligations (Note 7)	486,517	493,411

TOTAL LIABILITIES	548,573	659,563
Commitments and contingencies (Note 11)

SHAREHOLDERS’ EQUITY
Common Stock: (Note 8)
Authorized: 600,000,000 shares at $0.001 par value Issued and outstanding: 229,374,605 shares (September 30, 2017 – 229,374,605 shares)	229,374	229,374
Additional paid in capital	42,845,292	42,845,292
Accumulated deficit	(20,890,166)	(20,700,991)

Total Shareholders’ Equity	22,184,500	22,373,675

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$22,733,073	$23,033,238

See accompanying notes to the condensed consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)

(Unaudited)

Condensed Consolidated Statements of Operations and Comprehensive Loss

For the Three and Six Months Ended March 31, 2018 and 2017

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017

Revenue	$–	$–	$–	$–
Royalty refunds (expenses)	–	–	–	–
Revenue, net of royalty	–	–	–	–

Expenses
Operating expenses	25,127	36,796	65,557	56,487
Operating expenses covered by Farmout	(25,127)	(36,796)	(65,557)	(56,487)
General and administrative	55,505	47,806	174,865	74,607
Depreciation, accretion and depletion	13,050	14,982	26,075	30,036

Net loss from operations	(68,555)	(62,788)	(200,940)	(104,643)

Other income and expenses
Rental and other income	7,050	36	8,864	2,337
Interest income	1,465	826	2,901	1,673

Net loss and comprehensive loss	$(60,040)	$(61,926)	$(189,175)	$(100,633)

Net loss per common share
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Outstanding
Shares (in thousands)
Basic and Diluted	229,374	229,374	229,374	229,374

See accompanying notes to the condensed consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)

(Unaudited)

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended March 31, 2018 and 2017

	March 31,	March 31,
	2018	2017

CASH PROVIDED BY (USED IN):

Operating Activities
Net loss	$(189,175)	$(100,633)
Items not affecting cash:
Share-based compensation	–	2,314
Depreciation, accretion and depletion	26,075	30,036
Net changes in non-cash working capital (Note 10)	(82,942)	19,134

Net Cash Used in Operating Activities	(246,042)	(49,149)

Investing Activities
Investment in oil and gas properties	(511,966)	(44,409)
Long term investments	2,541	1,406

Net Cash Used in Investing Activities	(509,425)	(43,003)

Financing Activities
Proceeds from issuance of common stock	–	–

Net Cash Provided by Financing Activities	–	–

Decrease in cash and cash equivalents	(755,467)	(92,152)

Cash and cash equivalents, beginning of period	1,097,651	1,400,922

Cash and cash equivalents, end of period	$342,184	$1,308,770

Supplemental Cash Flow Information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

See accompanying notes to the condensed consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)

(Unaudited)

Notes to the Condensed Consolidated Financial Statements

March 31, 2018

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

Under the full cost method, oil and gas properties are subject to the ceiling test performed quarterly. A ceiling test write-down is recognized in net earnings if the carrying amount of a cost centre exceeds the “cost centre ceiling”. The carrying amount of the cost centre includes the capitalized costs of proved oil and natural gas properties, net of accumulated depletion and deferred income taxes. The cost centre ceiling is the sum of (A) present value of the estimated future net cash flows from proved oil and natural gas reserves using a 10 percent per year discount factor, (B) the costs of unproved properties not being amortized, and (C) the lower of cost or fair value of unproved properties included in the costs being amortized; less (D) related income tax effects. As of March 31, 2018, no ceiling test write-downs were recorded for the Company’s oil and gas properties.

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

Revisions in estimated liabilities can result from revisions of estimated inflation rates, escalating retirement costs, and changes in the estimated timing of settling asset retirement obligations. As of March 31, 2018 and September 30, 2017, asset retirement obligations amount to $486,517 and $493,411, respectively. The Company has posted bonds, where required, with the Government of Alberta based on the amount the government estimates the cost of abandonment and reclamation to be.

Financial, Concentration and Credit Risk

The Company’s consideration or related financial credit risk related to cash and cash equivalents depends on if funds are fully insured by either The Canada Deposit Insurance Corporation (“CDIC”), or The Credit Union Deposit Guarantee Corporation (“CUDGC”) deposit insurance limit. As of March 31, 2018, the Company has approximately $50,667 funds that are in excess of deposit insurance limits, which may have financial credit risk. For the Company funds that are maintained in a financial institution which has its deposits fully guaranteed by CUDGC, there is no financial credit risk.

The Company is not directly subject to credit risk resulting from the concentration of its crude oil sales. For the period ending March 31, 2018 the Company recorded no oil sales.

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

The Company’s oil sands acreage as of March 31, 2018, covers 43,015 gross acres (34,096 net acres) of land under nine oil sands leases. Until the Company extends the leases “into perpetuity” based on the Alberta governmental regulations, the lease expiration dates of the Company’s nine oil sands leases are as follows:

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

Lease Rental Commitments

The Company has acquired interests in certain oil sands properties located in North Central Alberta, Canada. The lease terms include certain commitments related to oil sands properties that require the payments of yearly rents. As required by the Oil Sands Tenure Regulation of the Mines and Minerals Act of Alberta continued oil sands leases past their expiry dates are subject to escalating rental payments in respect of each term year of a continued lease that is designated as non-producing less any eligible research costs, exploration costs and development costs that are incurred in the term year of a continued lease. Escalating rent is payable at the end of each term year, while annual rent for leases are due at the beginning of each term year. Lessees of continued oil sands leases may reduce or eliminate their escalating rent obligations by conducting exploration or development work, or research, on the non-producing lease. As of March 31, 2018, excluding any eligible research, exploration and or development costs that may be used to reduce the Company’s yearly escalating future rents, the following table sets out the estimated net payments due under this commitment, which could be as high:

	(USD $)	(Cdn $)
2018	$16,139	$20,808
2019	$20,958	$27,022
2020	$20,958	$27,022
2021	$19,916	$25,678
2022	$26,943	$34,738
Subsequent	$151,746	$195,650

The Company follows the full cost method of accounting for costs of oil properties. Under this method, oil and gas properties, for which no proved reserves have been assigned, must be assessed at least annually to ascertain whether or not a write down should occur. Unproven properties are assessed annually, or more frequently as economic events indicate, for potential write down.

This consists of comparing the carrying value of the asset with the asset’s expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions. Proven oil properties are reviewed for any write down on a field-by-field basis. No write downs were recognized for the period ended March 31, 2018.

Capitalized costs of proven oil properties will be depleted using the unit-of-production method when the property is placed in production.

Substantially all of the Company’s oil activities are conducted jointly with others. The accounts reflect only the Company’s proportionate interest in such activities.

4.	CAPITALIZATION OF COSTS INCURRED IN OIL AND GAS ACTIVITIES

The following table illustrates capitalized costs relating to oil producing activities for the six months ended March 31, 2018 and the fiscal year ended September 30, 2017:

	March 31, 2018	September 30, 2017
Unproved Oil and Gas Properties	$21,882,428	$21,380,452
Proved Oil and Gas Properties	–	–
Accumulated Depreciation and Depletion	(88,364)	(84,778)

Net Capitalized Cost	$21,794,064	$21,295,674

Depreciation and depletion expense for the six months ended March 31, 2018 and 2017 were $3,586 and $5,571 respectively.

5.	EXPLORATION ACTIVITIES

The following table presents information regarding the Company’s costs incurred in the oil property acquisition, exploration and development activities for the six months ended March 31, 2018 and the fiscal year ended September 30, 2017:

	March 31, 2018	September 30, 2017
Acquisition of Properties:
Proved	$–	$–
Unproved	$8,525	$142,400
Exploration costs	$542,863	$–
Development costs	$–	$–

6.	SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Accounts payable – related parties was $1,408 as of March 31, 2018 (September 30, 2017 - $9,934) for expenses to be reimbursed to directors. This amount is unsecured, non-interest bearing, and has no fixed terms of repayment.

As of March 31, 2018, officers, directors, their families, and their controlled entities have acquired 53.63% of the Company’s outstanding common capital stock. This percentage does not include unexercised warrants or stock options.

The Company incurred expenses $71,001 to one related party, Concorde Consulting, and entity controlled by a director, for professional fees and consulting services provided to the Company during the period ended March 31, 2018 (March 31, 2017 - $67,554). These amounts were fully paid as of March 31, 2018.

7.	ASSET RETIREMENT OBLIGATIONS

The total future asset retirement obligation is estimated by management based on the Company’s net working interests in all wells and facilities, estimated costs as determined by the Alberta Energy Regulator to reclaim and abandon wells and facilities and the estimated timing of the costs to be incurred in future periods. At March 31, 2018, the Company estimates the undiscounted cash flows related to asset retirement obligation to total approximately $626,859 (September 30, 2017 - $647,631). The fair value of the liability at March 31, 2018 is estimated to be $486,517 (September 30, 2017 - $493,411) using a risk free rate of 3.74% and an inflation rate of 2%. The actual costs to settle the obligation are expected to occur in approximately 25 years.

Changes to the asset retirement obligation were as follows:

	March 31, 2018	September 30, 2017
Balance, beginning of period	$493,411	$452,533
Liabilities incurred	–	–
Effect of foreign exchange	(15,977)	23,969
Disposal	–	–
Accretion expense	9,083	16,909
Balance, end of period	$486,517	$493,411

8.	COMMON STOCK

Common Stock Issued and Outstanding

As of March 31, 2018, the Company had outstanding 229,374,605 shares of common stock.

9.	STOCK OPTIONS

For the period ended March 31, 2018, the Company recorded no share-based compensation expense related to stock options (September 30, 2017 – $2,314). As of March 31, 2018, there was no unrecognized compensation cost related to option awards. Compensation expense is based upon straight-line depreciation of the grant-date fair value over the vesting period of the underlying unit option.

	Shares Underlying Options Outstanding			Shares Underlying Options Exercisable
Range of Exercise Price	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price

$0.05 at March 31, 2018	3,450,000	0.22	0.05	3,450,000	0.05
$0.30 at March 31, 2018	250,000	0.58	0.30	250,000	0.30
$0.34 at March 31, 2018	450,000	0.68	0.34	450,000	0.34
$0.38 at March 31, 2018	6,780,000	1.47	0.38	6,780,000	0.38
$0.23 at March 31, 2018	600,000	1.63	0.23	600,000	0.23
	11,530,000	1.06	$0.27	11,530,000	$0.27

The aggregate intrinsic value of exercisable options as of March 31, 2018, was $Nil (September 30, 2017 - $Nil).

The following is a summary of stock option activity as at March 31, 2018:

	Number of Underlying Shares	Weighted Average Exercise Price	Weighted Average Fair Market Value

Balance, September 30, 2017	11,530,000	$0.27	$0.22

Balance, March 31, 2018	11,530,000	$0.27	$0.22

Exercisable, March 31, 2018	11,530,000	$0.27	$0.22

There were no remaining unvested stock options outstanding as of March 31, 2018 (September 30, 2017 – Nil).

10.	CHANGES IN NON-CASH WORKING CAPITAL

	Six Months Ended	Six Months Ended
	March 31, 2018	March 31, 2017

Accounts receivable	$9,869	$(1,260)
Prepaid expenses	11,285	8,129
Accounts payable	(104,096)	12,265
	$(82,942)	$19,134

11.	COMMITMENTS

Compensation to Executive Officers

Concorde Consulting, a company owned 100% by Mr. Curtis J. Sparrow, for providing services as Chief Financial Officer to the Company for $11,834 per month (Cdn $15,000 per month). As of March 31, 2018, the Company did not owe Concorde Consulting any of this amount.

Rental Agreement

On June 19, 2017, the Company renewed its Edmonton office lease commencing effective on July 1, 2017 and expiring on June 30, 2019. As part of the lease renewal the Company received the first 3 months of basic rent free. The quarterly payments due are as follows:

	USD $	Cdn $
2018 Q3 (April - June)	$6,181	$7,969
2018 Q4 (July - September)	$6,181	$7,969
2019 Q1 (October - December)	$6,181	$7,969
2019 Q2 (January - March)	$6,181	$7,969
2019 Q3 (April - June)	$6,181	$7,969

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our consolidated financial statements and the supplemental information thereto are reported in United States dollars and are prepared based upon United States generally accepted accounting principles (“US GAAP”). References in this Form 10-Q to “$” are to United States dollars and references to “Cdn$” are to Canadian dollars. On May 9, 2018, the daily rate of exchange for Canadian dollars expressed in US$ was Cdn$1.00 = US$0.7714 as reported by the Bank of Canada. The following table sets forth the rates of exchange for the Cdn$, expressed in US dollars, in effect at the end of the following periods and the average rates of exchange during such periods, based on the rates of exchange for such periods as reported by the Bank of Canada.

Period Ending March 31	2018	2017
Rate at end of period	$0.7756	$0.7506
Average rate for the three month period	$0.7910	$0.7554

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

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
Revenue	$–	$–	$–	$–
Provincial royalty expenses	–	–	–	–
Revenue, net of royalty	–	–	–	–
Expenses
Operating expenses	25,127	36,796	65,557	56,487
Operating expense covered by Farmout	(25,127)	(36,796)	(65,557)	(56,487)
General and administrative	55,505	47,806	174,865	74,607
Depreciation, accretion and depletion	13,050	14,982	26,075	30,036
Net loss from operations	(68,555)	(62,788)	(200,940)	(104,643)
Other income and expenses
Rental and other income	7,050	36	8,864	2,337
Interest income	1,465	826	2,901	1,673
Net loss and comprehensive loss	$(60,040)	$(61,926)	$(189,175)	$(100,633)

First production from our present joint Steam Assisted Gravity Drainage Demonstration Project (the “SAGD Project”) began on September 16, 2014. A majority of our Company’s Joint Venture partners voted to temporarily suspend operations of the SAGD Project at the end of February 2016. In accordance with the Farmout Agreement the Farmee has agreed to provide up to $40,000,000 in funding for our portion of the costs for the SAGD Project in return for a net 25% working interest in two oil sands leases where we had a working interest of 50% before the execution of the Farmout Agreement. The Farmee is also required to provide funding to cover monthly operating expenses of our Company provided that such funding shall not exceed $30,000 per month. Our net operating margin after operating expenses is zero, under the Farmout Agreement we entered into on July 31, 2013, any negative operating cash flows are reimbursed to us to fund our share of the current SAGD Project. Therefore, the total share of the capital costs and operating expenses of our Company’s joint SAGD Project, has been funded in accordance with the Farmout Agreement, at a net cost to our Company of $Nil. As required by the Farmout Agreement, the Farmee has since reimbursed our Company and/or paid the operator in total approximately $21.5 million ($26.7 million Cdn) for the Farmee’s share and our share of the capital costs and operating expenses of the SAGD Project as of February 28, 2018. These costs included the drilling and completion of one SAGD well pair; the purchase and transportation of equipment of which included the once through steam generator, production tanks, water treatment plant, and power generators; installation and construction of the steam plant facility; testing and commissioning; the purchase of the water source and disposal wells; construction of pipelines and expenditures to connect and tie-in the source and disposal water wells to the steam plant facility along with a fuel source tie-in pipeline; equipment for processing and treating the bitumen production at the SAGD facility site; replacement of the electrical submersible pump; front end costs for the expansion; the operating expenses associated with the steaming and production of the one SAGD well pair; and the expenses associated the monthly shut-in operations of the SAGD facility.

For the three months ended March 31, 2018, our general and administrative expenses increased by $7,699 compared to the three months ended March 31, 2017. We received $90,000 during this quarter from the Farmee in accordance with a Farmout Agreement to offset some of our monthly expenses. After adjusting out the non-cash item for foreign exchange and the funds we received from the Farmee, our general and administrative expenses were $136,230 for the three months ended March 31, 2018 compared to $140,002 for the three months ended March 31, 2017.

For the six months ended March 31, 2018, our general and administrative expenses increased by $100,258 compared to the six months ended March 31, 2017, which was primarily due to an increase in engineering fees of $47,428 and an increase of auditor fees of $35,735. We also received $180,000 during the last six months from the Farmee in accordance with the Farmout Agreement, to offset some of our monthly expenses. After adjusting out the non-cash items for share-based compensation and foreign exchange, and the funds we received from the Farmee, our general and administrative expenses were $343,603 for the six months ended March 31, 2018 compared to $277,360 for the six months ended March 31, 2017.

For the three months ended March 31, 2018, our depreciation, depletion, and accretion expense decreased by $1,932 compared to the three months ended March 31, 2017, which was primarily due to the depreciating value of our assets. Depreciation expense is computed using the declining balance method over the estimated useful life of the asset. In compliance with our accounting policy, only half of the depreciation is taken in the year of acquisition. No significant asset purchases were made in the quarter ended March 31, 2018.

For the six months ended March 31, 2018, our depreciation and accretion expense decreased by $3,961 compared to the six months ended March 31, 2017, which was primarily due to the depreciating value of our assets. Depreciation expense is computed using the declining balance method over the estimated useful life of the asset. In compliance with our accounting policy, only half of the depreciation is taken in the year of acquisition. No significant depreciable asset purchases were made in the quarter ended March 31, 2018.

For the three months ended March 31, 2018, rental and other income increased by $7,014 compared to the three months ended March 31, 2017.

For the six months ended March 31, 2018, rental and other income increased by $6,527 compared to the six months ended March 31, 2017.

For the three months ended March 31, 2018, there were no significant increases or decreases for interest income compared to the three months ended March 31, 2017.

For the six months ended March 31, 2018, there were no significant increases or decreases for interest income compared to the six months ended March 31, 2017.

As a result of the above transactions, we recorded a decrease of $1,886 in our net loss for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

As a result of the above transactions, we recorded an increase of $88,542 in our net loss for the six months ended March 31, 2018 compared to the six months ended March 31, 2017. As discussed above, this increase was primarily due to increases in engineering fees and audit fees.

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

Liquidity and Capital Resources

As of March 31, 2018, our total assets were $22,733,073 compared to $23,033,238 as of September 30, 2017.

Our total liabilities as of March 31, 2018 were $548,573 compared to $659,563 as of September 30, 2017.

Our working capital (current liabilities subtracted from current assets) is as follows:

	Six Months Ended	Year Ended
	March 31, 2018	September 30, 2017
Current Assets	$438,398	1,215,019
Current Liabilities	62,056	166,152
Working Capital	$376,342	1,048,867

As of March 31, 2018, we had working capital of $376,342 compared to a working capital of $1,048,867 as of September 30, 2017. This decrease of $672,525 is primarily due to a cash contribution of $395,500 ($500,000 Cdn) we paid to a third-party, who was drilling into a deep formation, to drill and acquire cores and logs through the Bluesky formation on our oil sands leases. As of March 31, 2018, we had no long-term third-party debt other than our estimated asset retirement obligations on oil and gas properties.

As reported on our condensed Consolidated Statement of Cash Flows under “Operating Activities”, for the six months ended March 31, 2018, our net cash used in operating activities was $246,042 compared to $49,149 for the six months ended March 31, 2017. This increase of $196,893 on our operating activities was primarily the result of more cash used for general and administrative expenses, which included engineering and audit fees.

As reported on our condensed Consolidated Statement of Cash Flows under “Investing Activities”, we had an increase of $467,857 on investment in our oil and gas properties for the six months ended March 31, 2018, compared to the six months ended March 31, 2017, this increase is primarily due to the cash contribution of $395,500 ($500,000 Cdn) we paid to a third-party operator as described above.

As reported on our condensed Consolidated Statement of Cash Flows under “Financing Activities”, for the six months ended March 31, 2018 and March 31, 2017, there was no cash inflow or outflow in financing activities.

Our cash and cash equivalents as of March 31, 2018 was $342,184 compared to $1,308,770 as of March 31, 2017. This decrease of $966,586 in cash was primarily due to the cash contribution of $395,500 ($500,000 Cdn) paid to a third-party operator as described above and cash used in general and administrative expenses.

As of March 31, 2018, we had no long-term debt other than our estimated asset retirement obligations on oil and gas properties.

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

Disclosure Controls and Procedures

As of the end of our fiscal quarter ended March 31, 2018, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that as of the end of that quarter, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Changes In Internal Control Over Financial Reporting

During the fiscal quarter ended March 31, 2018, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information to be Reported on Form 8-K

Deep Well reported all information that was required to be disclosed on Form 8-K during the period covered by this quarterly report on Form 10-Q for the period ended March 31, 2018.

Shareholder Nominations

There have been no changes to the procedures by which shareholders may recommend nominees to our Company’s Board of Directors during the time period covered by this quarterly report on Form 10-Q for the period ended March 31, 2018.

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

DEEP WELL OIL & GAS, INC.

By	/s/ Horst A. Schmid
Dr. Horst A. Schmid
Chief Executive Officer and President
(Principal Executive Officer)

Date	May 15, 2018

By	/s/ Curtis Sparrow
Mr. Curtis James Sparrow
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date	May 15, 2018