Form 10-Q
period 2018-06-30
DEEP WELL OIL & GAS INC
filed 2018-08-14
CIK 869495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)		Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

As of the date of filing this quarterly report on Form 10-Q with the U.S. Securities and Exchange Commission (the “SEC”), Deep Well Oil & Gas, Inc. had outstanding 230,574,603 shares of common stock.

i

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)

Condensed Consolidated Balance Sheets

June 30, 2018 and September 30, 2017

	June 30, 2018	September 30,
	(Unaudited)	2017

ASSETS
Current Assets
Cash and cash equivalents	$438,854	$1,097,651
Accounts receivable	95,020	81,292
Prepaid expenses	29,833	36,076

Total Current Assets	563,707	1,215,019

Long term investments	389,697	407,025
Oil and gas properties, net, based on full cost method of accounting	21,871,393	21,295,674
Property and equipment, net	98,389	115,520

TOTAL ASSETS	$22,923,186	$23,033,238

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$86,284	$156,218
Accounts payable and accrued liabilities – related parties	1,227	9,934

Total Current Liabilities	87,511	166,152

Asset retirement obligations (Note 7)	480,727	493,411

TOTAL LIABILITIES	568,238	659,563
Commitments and contingencies (Note 11)

SHAREHOLDERS’ EQUITY
Common Stock: (Note 8)
Authorized: 600,000,000 shares at $0.001 par value
Issued and outstanding: 230,574,603 shares (September 30, 2017 – 229,374,605 shares)	230,574	229,374
Additional paid in capital	43,102,666	42,845,292
Subscriptions receivable – related party	(15,000)	-
Accumulated deficit	(20,963,292)	(20,700,991)

Total Shareholders’ Equity	22,354,948	22,373,675

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$22,923,186	$23,033,238

See accompanying notes to the condensed consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)

(Unaudited)

Condensed Consolidated Statements of Operations and Comprehensive Loss

For the Three and Nine Months Ended June 30, 2018 and 2017

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Revenue	$–	$–	$–	$–
Royalty refunds (expenses)	–	–	–	–
Revenue, net of royalty	–	–	–	–

Expenses
Operating expenses	65,367	43,392	130,924	99,879
Operating expenses covered by Farmout	(65,367)	(43,392)	(130,924)	(99,879)
General and administrative	61,657	40,865	236,522	115,472
Depreciation, accretion and depletion	12,956	15,443	39,031	45,479

Net loss from operations	(74,613)	(56,308)	(275,553)	(160,951)

Other income and expenses
Rental and other income	(39)	194	8,825	2,531
Interest income	1,526	812	4,427	2,485

Net loss and comprehensive loss	$(73,126)	$(55,302)	$(262,301)	$(155,935)

Net loss per common share
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Outstanding
Shares (in thousands)
Basic and Diluted	229,608	229,374	229,452	229,374

See accompanying notes to the condensed consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)

(Unaudited)

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended June 30, 2018 and 2017

	June 30,	June 30,
	2018	2017

CASH PROVIDED BY (USED IN):

Operating Activities
Net loss	$(262,301)	$(155,935)
Items not affecting cash:
Share-based compensation	–	2,314
Depreciation, accretion and depletion	39,031	45,479
Net changes in non-cash working capital (Note 10)	(86,126)	(20,397)

Net Cash Used in Operating Activities	(309,396)	(128,539)

Investing Activities
Purchase of equipment	–	(2,552)
Investment in oil and gas properties	(596,930)	(112,859)
Long term investments	3,955	2,180

Net Cash Used in Investing Activities	(592,975)	(113,231)

Financing Activities
Distribution refund	243,574	–

Net Cash Provided by Financing Activities	243,574	–

Decrease in cash and cash equivalents	(658,797)	(241,770)

Cash and cash equivalents, beginning of period	1,097,651	1,400,922

Cash and cash equivalents, end of period	$438,854	$1,159,152

Supplemental Cash Flow Information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

See accompanying notes to the condensed consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)

(Unaudited)

Notes to the Condensed Consolidated Financial Statements

June 30, 2018

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

Basis of Consolidation

These interim condensed consolidated financial statements include the accounts of two wholly owned subsidiaries: (1) Northern Alberta Oil Ltd. (“Northern”) from the date of acquisition, being June 7, 2005, incorporated under the Business Corporations Act (Alberta), Canada; and (2) Deep Well Oil & Gas (Alberta) Ltd., incorporated under the Business Corporations Act (Alberta), Canada on September 15, 2005. All inter-company balances and transactions have been eliminated.

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

Under the full cost method, oil and gas properties are subject to the ceiling test performed quarterly. A ceiling test write-down is recognized in net earnings if the carrying amount of a cost centre exceeds the “cost centre ceiling”. The carrying amount of the cost centre includes the capitalized costs of proved oil and natural gas properties, net of accumulated depletion and deferred income taxes. The cost centre ceiling is the sum of (A) present value of the estimated future net cash flows from proved oil and natural gas reserves using a 10 percent per year discount factor, (B) the costs of unproved properties not being amortized, and (C) the lower of cost or fair value of unproved properties included in the costs being amortized; less (D) related income tax effects. As of June 30, 2018, no ceiling test write-downs were recorded for the Company’s oil and gas properties.

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

Revisions in estimated liabilities can result from revisions of estimated inflation rates, escalating retirement costs, and changes in the estimated timing of settling asset retirement obligations. As of June 30, 2018, and September 30, 2017, asset retirement obligations amount to $480,727 and $493,411, respectively. The Company has posted bonds, where required, with the Government of Alberta based on the amount the government estimates the cost of abandonment and reclamation to be.

Financial, Concentration and Credit Risk

The Company’s consideration or related financial credit risk related to cash and cash equivalents depends on if funds are fully insured by either The Canada Deposit Insurance Corporation (“CDIC”), or The Credit Union Deposit Guarantee Corporation (“CUDGC”) deposit insurance limit. As of June 30, 2018, the Company has approximately $359,408 funds that are in excess of deposit insurance limits, which may have financial credit risk. For the Company funds that are maintained in a financial institution which has its deposits fully guaranteed by CUDGC, there is no financial credit risk.

The Company is not directly subject to credit risk resulting from the concentration of its crude oil sales. For the period ending June 30, 2018 the Company recorded no oil sales.

Basic and Diluted Net Loss Per Share

Basic net loss per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net loss per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights, unless the exercise becomes antidilutive and then the basic and diluted per share amounts are the same. There were 8,080,000 potentially dilutive securities excluded from the the diluted earnings per share calculation because their effect would be antidilutive.

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

The Company’s oil sands acreage as of June 30, 2018, covers 42,383 gross acres (33,938 net acres) of land under nine oil sands leases. Until the Company extends the leases “into perpetuity” based on the Alberta governmental regulations, the lease expiration dates of the Company’s nine oil sands leases are as follows:

1)	Of the Company’s gross acres, 19,610 gross acres (13,126 net acres) under five oil sands leases were set to expiry on July 10, 2018. In November of 2017, the Company’s joint venture partner and operator of two out of the five oil sands leases that were set to expire, submitted two continuation applications to the Alberta Oil Sands Tenure division to apply to continue 7,591 gross acres (1,898 net acres) and on January 29, 2018, approval was received from Alberta Energy to continue 6,958 gross acres (1,740 net acres). In June of 2018, the Company submitted three continuation applications to the Alberta Oil Sands Tenure division to apply to continue 7,591 gross acres (6,832 net acres) out of 12,652 gross acres (11,386 net acres) where resources were identified, that were set to expire. The Company has not yet received approval from Alberta Energy for the three continuation applications. As of July 10, 2018, a total of 5,693 gross acres (4,713 net acres) on five oil sands leases expired without being continued. These lands were primarily areas where the Company was unable to ascertain exploitable resources. The Company anticipates that if the three continuation applications are approved, its oil sands lease holdings as of July 11, 2018, would cover 37,322 gross acres (29,383 net acres) on five oil sands leases. Continued leases have no future expiry dates but are subject to yearly escalating rental payments until they are deemed to be producing leases;

2)	Of the Company’s gross acres, 19,610 gross acres (17,649 net acres) under three northern oil sands leases are set to expire on August 19, 2019. The Company intends to apply for a term extension on these three northern oil sands leases, however it is not certain if an extension will be granted by Alberta Energy; and

3)	Of the Company’s gross acres, 3,163 gross acres (3,163 net acres) under one oil sands lease are set to expire on April 9, 2024. It is the Company’s opinion that the Company has already met the governmental requirements for this lease and it will be applying to continue this lease into perpetuity.

Lease Rental Commitments

The Company has acquired interests in certain oil sands properties located in North Central Alberta, Canada. The lease terms include certain commitments related to oil sands properties that require the payments of yearly rents. As required by the Oil Sands Tenure Regulation of the Mines and Minerals Act of Alberta continued oil sands leases past their expiry dates are subject to escalating rental payments in respect of each term year of a continued lease that is designated as non-producing less any eligible research costs, exploration costs and development costs that are incurred in the term year of a continued lease. Escalating rent is payable at the end of each term year, while annual rent for leases are due at the beginning of each term year. Lessees of continued oil sands leases may reduce or eliminate their escalating rent obligations by conducting exploration or development work, or research, on the non-producing lease. As of June 30, 2018, excluding any eligible research, exploration and or development costs that may be used to reduce the Company’s yearly escalating future rents, the following table sets out the estimated net payments due under this commitment, which could be as high:

	(USD $)	(Cdn $)
2018	$7,901	$10,404
2019	$20,521	$27,022
2020	$20,521	$27,022
2021	$19,500	$25,678
2022	$26,380	$34,738
Subsequent	$148,578	$195,650

The Company follows the full cost method of accounting for costs of oil properties. Under this method, oil and gas properties, for which no proved reserves have been assigned, must be assessed at least annually to ascertain whether or not a write down should occur. Unproven properties are assessed annually, or more frequently as economic events indicate, for potential write down.

This consists of comparing the carrying value of the asset with the asset’s expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions. Proven oil properties are reviewed for any write down on a field-by-field basis. No write downs were recognized for the period ended June 30, 2018.

Capitalized costs of proven oil properties will be depleted using the unit-of-production method when the property is placed in production.

Substantially all of the Company’s oil activities are conducted jointly with others. The accounts reflect only the Company’s proportionate interest in such activities.

4.	CAPITALIZATION OF COSTS INCURRED IN OIL AND GAS ACTIVITIES

The following table illustrates capitalized costs relating to oil producing activities for the nine months ended June 30, 2018 and the fiscal year ended September 30, 2017:

	June 30, 2018	September 30, 2017
Unproved Oil and Gas Properties	$21,964,527	$21,380,452
Proved Oil and Gas Properties	–	–
Accumulated Depreciation and Depletion	(93,134)	(84,778)

Net Capitalized Cost	$21,871,393	$21,295,674

Depreciation and depletion expense for the nine months ended June 30, 2018 and 2017 were $8,356 and $8,356 respectively.

5.	EXPLORATION ACTIVITIES

The following table presents information regarding the Company’s costs incurred in the oil property acquisition, exploration and development activities for the nine months ended June 30, 2018 and the fiscal year ended September 30, 2017:

	June 30, 2018	September 30, 2017
Acquisition of Properties:
Proved	$–	$–
Unproved	$19,154	$142,400
Exploration costs	$622,127	$–
Development costs	$–	$–

6.	SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Accounts payable – related parties were $1,227 as of June 30, 2018 (September 30, 2017 - $9,934) for expenses to be reimbursed to directors. This amount is unsecured, non-interest bearing, and has no fixed terms of repayment.

Subscriptions receivable – related parties was $15,000 as of June 30, 2018 (September 30, 2017 - $Nil) for the amount owed to the Company from one director for the exercise of his stock options.

As of June 30, 2018, officers, directors, their families, and their controlled entities have acquired 53.96% of the Company’s outstanding common capital stock. This percentage does not include unexercised warrants or stock options.

The Company incurred expenses $105,840 to one related party, Concorde Consulting, and entity controlled by a director, for professional fees and consulting services provided to the Company during the period ended June 30, 2018 (June 30, 2017 - $104,031). These amounts were fully paid as of June 30, 2018.

7.	ASSET RETIREMENT OBLIGATIONS

The total future asset retirement obligation is estimated by management based on the Company’s net working interests in all wells and facilities, estimated costs as determined by the Alberta Energy Regulator to reclaim and abandon wells and facilities and the estimated timing of the costs to be incurred in future periods. At June 30, 2018, the Company estimates the undiscounted cash flows related to asset retirement obligation to total approximately $613,766 (September 30, 2017 - $647,631). The fair value of the liability at June 30, 2018 is estimated to be $480,727 (September 30, 2017 - $493,411) using a risk-free rate of 3.74% and an inflation rate of 2%. The actual costs to settle the obligation are expected to occur in approximately 25 years.

Changes to the asset retirement obligation were as follows:

	June 30, 2018	September 30, 2017
Balance, beginning of period	$493,411	$452,533
Liabilities incurred	–	–
Effect of foreign exchange	(26,228)	23,969
Disposal	–	–
Accretion expense	13,544	16,909
Balance, end of period	$480,727	$493,411

8.	COMMON STOCK

Common Stock Issued and Outstanding

As of June 30, 2018, the Company had outstanding 230,574,603 shares of common stock.

Return of Capital Distribution

On August 9, 2013, the Company approved a distribution to its shareholders in the amount of $0.07 per share to be payable on September 20, 2013 to the holders of record of all the issued and outstanding shares of common stock of the Company as of the close of business on August 16, 2013. This cash distribution to the Company’s shareholders was not a dividend paid out of the earnings and profits but was a non-dividend distribution characterized as a “return of capital”. On June 20, 2018, $243,574 was returned to the Company.

9.	STOCK OPTIONS

Between June 8 to 10, 2018, five directors, two contractors and one employee of the Company, exercised a total of 3,150,000 option shares at an exercise price of $0.05 by way of a cashless exercise to acquire a total of 899,998 common shares of the Company, based upon the market value of the Company’s common stock of $0.07 per share on June 8, 2018, whereby 2,250,002 common shares were withheld by the Company to pay for the exercise price of the options.

On June 19, 2018, one director of the Company acquired 300,000 common shares of the Company upon exercising stock options, at an exercise price of $0.05 per common share for total gross proceeds to the Company of $15,000.

For the period ended June 30, 2018, the Company recorded no share-based compensation expense related to stock options (September 30, 2017 – $2,314). As of June 30, 2018, there was no unrecognized compensation cost related to option awards. Compensation expense is based upon straight-line depreciation of the grant-date fair value over the vesting period of the underlying unit option.

	Shares Underlying Options Outstanding			Shares Underlying Options Exercisable
Range of Exercise Price	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price

$0.30 at June 30, 2018	250,000	0.33	$0.30	250,000	$0.30
$0.34 at June 30, 2018	450,000	0.43	$0.34	450,000	$0.34
$0.38 at June 30, 2018	6,780,000	1.22	$0.38	6,780,000	$0.38
$0.23 at June 30, 2018	600,000	1.38	$0.23	600,000	$0.23
	8,080,000	1.16	$0.36	8,080,000	$0.36

The aggregate intrinsic value of exercisable options as of June 30, 2018, was $Nil (September 30, 2017 - $Nil).

The following is a summary of stock option activity as at June 30, 2018:

	Number of Underlying Shares	Weighted Average Exercise Price	Weighted Average Fair Market Value

Balance, September 30, 2017	11,530,000	$0.27	$0.22

Exercised, June 2018	(3,450,000)	$(0.05)	$(0.04)
Balance, June 30, 2018	8,080,000	$0.36	$0.29

Exercisable, June 30, 2018	8,080,000	$0.36	$0.29

There were no remaining unvested stock options outstanding as of June 30, 2018 (September 30, 2017 – Nil).

10.	CHANGES IN NON-CASH WORKING CAPITAL

	Nine months ended	Nine months Ended
	June 30, 2018	June 30, 2017

Accounts receivable	$(13,728)	$(88,659)
Prepaid expenses	6,243	(4,171)
Accounts payable	(78,641)	72,433
	$(86,126)	$(20,397)

11.	COMMITMENTS

Compensation to Executive Officers

Concorde Consulting, a company owned 100% by Mr. Curtis J. Sparrow, for providing services as Chief Financial Officer to the Company for $11,760 per month (Cdn $15,000 per month). As of June 30, 2018, the Company did not owe Concorde Consulting any of this amount.

Rental Agreement

On June 19, 2017, the Company renewed its Edmonton office lease commencing effective on July 1, 2017 and expiring on June 30, 2019. As part of the lease renewal the Company received the first 3 months of basic rent free. The quarterly payments due are as follows:

	USD $	Cdn $
2018 Q4 (July - September)	$6,051	$7,969
2019 Q1 (October - December)	$6,051	$7,969
2019 Q2 (January - March)	$6,051	$7,969
2019 Q3 (April - June)	$6,051	$7,969

12.	Subsequent Event

As of June 30, 2018, the Company’s oil sands acreage covered 42,383 gross acres (33,938 net acres) of land under nine oil sands leases with working interests ranging from 25% to 100%. Of the Company’s gross acres, 19,610 gross acres (13,126 net acres) were set to expiry on July 10, 2018. The Company prepared and submitted three continuation applications for three oil sands leases that were set to expire on July 10, 2018. On July 25, 2018, two of the three continuation applications received approval from Alberta Energy Oil Sands Tenure Division. The Company has not yet received approval on the third continuation application it submitted. As of July 25, 2018, out of the 19,610 gross acres, on five oil sands leases, that were set to expire on July 10, 2018, Alberta Energy approved the continuation of 12,652 gross acres (6,863 net acres) on two of the Company’s oil sands leases. Continued leases have no future expiry dates but are subject to yearly escalating rental payments until they are deemed to be producing leases. For further information see Note 3 “Oil and Gas Properties” included herein.

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

Our consolidated financial statements and the supplemental information thereto are reported in United States dollars and are prepared based upon United States generally accepted accounting principles (“US GAAP”). References in this Form 10-Q to “$” are to United States dollars and references to “Cdn$” are to Canadian dollars. On August 9, 2018, the daily rate of exchange for Canadian dollars expressed in US$ was Cdn$1.00 = US$0.7662 as reported by the Bank of Canada. The following table sets forth the rates of exchange for the Cdn$, expressed in US dollars, in effect at the end of the following periods and the average rates of exchange during such periods, based on the rates of exchange for such periods as reported by the Bank of Canada.

Period Ending June 30	2018	2017
Rate at end of period	0.7594	$0.7506
Average rate for the three month period	0.7747	$0.7554

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

Results of Operations

Since the inception of our current business plan, our operations have consisted of various exploration and start-up activities relating to our properties, including the acquisition of lease holdings, raising capital, locating joint venture partners, acquiring and analyzing seismic data, complying with environmental regulations, drilling, testing and analyzing of wells to define our oil sands reservoir, and development planning of our Alberta Energy Regulatory (“AER”) approved thermal recovery projects, which includes our steam assisted gravity drainage project where we have a 25% working interest. The following table sets forth summarized financial information:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenue	$–	$–	$–	$–
Provincial royalty expenses	–	–	–	–
Revenue, net of royalty	–	–	–	–
Expenses
Operating expenses	65,367	43,392	130,924	99,879
Operating expense covered by Farmout	(65,367)	(43,392)	(130,924)	(99,879)
General and administrative	61,657	40,865	236,522	115,472
Depreciation, accretion and depletion	12,956	15,443	39,031	45,479
Net loss from operations	(74,613)	(56,308)	(275,553)	(160,951)
Other income and expenses
Rental and other income	(39)	194	8,825	2,531
Interest income	1,526	812	4,427	2,485
Net loss and comprehensive loss	$(73,126)	$(55,302)	$(262,301)	$(155,935)

First production from our present joint Steam Assisted Gravity Drainage Demonstration Project (the “SAGD Project”) began on September 16, 2014. A majority of our Company’s Joint Venture partners voted to temporarily suspend operations of the SAGD Project at the end of February 2016. In accordance with the Farmout Agreement the Farmee has agreed to provide up to $40,000,000 in funding for our portion of the costs for the SAGD Project in return for a net 25% working interest in two oil sands leases where we had a working interest of 50% before the execution of the Farmout Agreement. The Farmee is also required to provide funding to cover monthly operating expenses of our Company provided that such funding shall not exceed $30,000 per month. Our net operating margin after operating expenses is zero, under the Farmout Agreement we entered into on July 31, 2013, any negative operating cash flows are reimbursed to us to fund our share of the current SAGD Project. Therefore, the total share of the capital costs and operating expenses of our Company’s joint SAGD Project, has been funded in accordance with the Farmout Agreement, at a net cost to our Company of $Nil. As required by the Farmout Agreement, the Farmee has since reimbursed our Company and/or paid the operator in total approximately $20.4 million ($26.8 million Cdn) for the Farmee’s share and our share of the capital costs and operating expenses of the SAGD Project. These costs included the drilling and completion of one SAGD well pair; the purchase and transportation of equipment of which included the once through steam generator, production tanks, water treatment plant, and power generators; installation and construction of the steam plant facility; testing and commissioning; the purchase of the water source and disposal wells; construction of pipelines and expenditures to connect and tie-in the source and disposal water wells to the steam plant facility along with a fuel source tie-in pipeline; equipment for processing and treating the bitumen production at the SAGD facility site; replacement of the electrical submersible pump; front end costs for the expansion; the operating expenses associated with the steaming and production of the one SAGD well pair; and the expenses associated the monthly shut-in operations of the SAGD Project facility.

For the three months ended June 30, 2018, our general and administrative expenses increased by $20,792 compared to the three months ended June 30, 2017. We received $90,000 during this quarter from the Farmee in accordance with a Farmout Agreement to offset some of our monthly expenses. After adjusting out the non-cash item for foreign exchange and the funds we received from the Farmee, our general and administrative expenses were $154,414 for the three months ended June 30, 2018 compared to $142,904 for the three months ended June 30, 2017.

For the nine months ended June 30, 2018, our general and administrative expenses increased by $121,050 compared to the nine months ended June 30, 2017, which was primarily due to an increase in engineering fees of $45,157 and an increase of auditor fees of $44,590. We also received $270,000 during the last nine months from the Farmee in accordance with the Farmout Agreement, to offset some of our monthly expenses. After adjusting out the non-cash items for share-based compensation and foreign exchange, and the funds we received from the Farmee, our general and administrative expenses were $498,017 for the nine months ended June 30, 2018 compared to $420,264 for the nine months ended June 30, 2017.

For the three months ended June 30, 2018, our depreciation, depletion, and accretion expense decreased by $2,487 compared to the three months ended June 30, 2017, which was primarily due to the depreciating value of our assets. Depreciation expense is computed using the declining balance method over the estimated useful life of the asset. In compliance with our accounting policy, only half of the depreciation is taken in the year of acquisition. No significant asset purchases were made in the quarter ended June 30, 2018.

For the nine months ended June 30, 2018, our depreciation and accretion expense decreased by $6,448 compared to the nine months ended June 30, 2017, which was primarily due to the depreciating value of our assets. Depreciation expense is computed using the declining balance method over the estimated useful life of the asset. In compliance with our accounting policy, only half of the depreciation is taken in the year of acquisition. No significant depreciable asset purchases were made in the quarter ended June 30, 2018.

For the three months ended June 30, 2018, there were no significant increases or decreases for rental and other income compared to the three months ended June 30, 2017.

For the nine months ended June 30, 2018, rental and other income increased by $6,294 compared to the nine months ended June 30, 2017.

As a result of the above transactions, we recorded an increase of $17,824 in our net loss for the three months ended June 30, 2018 compared to the three months ended June 30, 2017.

As a result of the above transactions, we recorded an increase of $106,366 in our net loss for the nine months ended June 30, 2018 compared to the nine months ended June 30, 2017. As discussed above, this increase was primarily due to increases in engineering fees and audit fees.

Operations

The first SAGD well pair, for the SAGD Project, was drilled to a vertical depth of approximately 650 meters with a horizontal length of 780 meters each. Steam injection commenced in May 2014 and production started in September of 2014. Production from this one SAGD well pair increased significantly over the 18-month period it produced. Over January and February of 2016 production from the SAGD Project averaged 615 bopd, on a 100% basis (154 bopd net to us), with an average SOR of 2.1 from one SAGD well pair. The SOR is reflective of the amount of steam needed to produce one barrel of oil. This SAGD Project was temporarily suspended at the end of February 2016. The capital costs of the existing SAGD Project steam plant facility, with pipelines and one SAGD well was approximately $26.5 million (Cdn $34.8 million) on a 100% working interest basis, of which our share is covered under the Farmout Agreement. These capital costs do not include the start-up operating expenses to initiate oil production from the SAGD well pair.

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

It is anticipated that a reactivation of the existing SAGD Project facility and current SAGD well pair will be part of a potential commercial expansion. In early May of 2016, an amended application was submitted to the AER for an expansion of the existing SAGD Project facility site which would potentially increase the operation for up to a total of eight SAGD well pairs. This expansion application sought approval to expand the current SAGD Project facility site to 3,200 bopd (100% basis). It is anticipated that only five SAGD well pairs will need to be operating to achieve this production level. The expanded facility will be designed to handle up to 3,200 bopd. The AER approval for this expansion of our existing SAGD Project was granted in December of 2017. While the joint venture has not yet approved to expand the SAGD Project facility, currently the SAGD Project continues to move forward with engineering and identification of long lead time items towards potential expansion to 3,200 bopd and future commercial development at Sawn Lake.

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

In August 2013, we received approval from the AER for our horizontal cyclic steam stimulation project (“HCSS Project”) application. It is anticipated that we will develop a thermal demonstration project on our properties followed by a commercial expansion project on one half section of land located on section 10-92-13W5 of our Sawn Lake oil sands properties where we currently have a 90% working interest. The final performance results and revised reservoir modeling studies from our SAGD Project are being used to fine-tune our HCSS Project facility design before we initiate start-up operations on the half of a section of land where we plan to drill two horizontal wells to test the use of HCSS technology. We performed an environmental field study and surveyed the proposed location of our planned HCSS Project site and received AER approval for the surface wellsite and access road for this HCSS Project.

Our oil sands acreage as of June 30, 2018, covers 42,383 gross acres (33,938 net acres) of land under nine oil sands leases. Until we extend our oil sands leases “into perpetuity”, based on the Alberta governmental regulations, the lease expiration dates of our nine oil sands leases are as follows:

1.	Of our Company’s gross acres, 19,610 gross acres (13,126 net acres) under five oil sands leases were set to expiry on July 10, 2018. In November of 2017, our Company’s joint venture partner and operator of two out of the five oil sands leases that were set to expire, submitted two continuation applications to the Alberta Oil Sands Tenure division to apply to continue 7,591 gross acres (1,898 net acres) and on January 29, 2018, approval was received from Alberta Energy to continue 6,958 gross acres (1,740 net acres). In June of 2018, our Company submitted three continuation applications to the Alberta Oil Sands Tenure division to apply to continue another 7,591 gross acres (6,832 net acres) out of 12,652 gross acres (11,386 net acres) where resources were identified, that were set to expire. Our Company has not yet received approval from Alberta Energy for the three continuation applications. As of July 10, 2018, a total of 5,693 gross acres (4,713 net acres) on five oil sands leases expired without being continued. These lands were primarily areas where we were unable to ascertain exploitable resources. Our Company anticipates that if the three continuation applications are approved, our oil sands lease holdings as of July 11, 2018, would cover 37,322 gross acres (29,383 net acres) on five oil sands leases. Continued leases have no future expiry dates but are subject to yearly escalating rental payments until they are deemed to be producing leases;

2.	Of our Company’s gross acres, 19,610 gross acres (17,649 net acres) under three northern oil sands leases are set to expire on August 19, 2019. Our Company intends to apply for a term extension on these three northern oil sands leases, however it is not certain if an extension will be granted by Alberta Energy; and

3.	Of our Company’s gross acres, 3,163 gross acres (3,163 net acres) under one oil sands lease are set to expire on April 9, 2024. It is our Company’s opinion that we have already met the governmental requirements for this lease and we will be applying to continue this lease into perpetuity.

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

Liquidity and Capital Resources

As of June 30, 2018, our total assets were $22,923,186 compared to $23,033,238 as of September 30, 2017.

Our total liabilities as of June 30, 2018 were $568,238 compared to $659,563 as of September 30, 2017.

Our working capital (current liabilities subtracted from current assets) is as follows:

	Nine months Ended	Year Ended
	June 30, 2018	September 30, 2017
Current Assets	$563,707	1,215,019
Current Liabilities	87,511	166,152
Working Capital	$476,196	1,048,867

As of June 30, 2018, we had working capital of $476,196 compared to a working capital of $1,048,867 as of September 30, 2017. This decrease of $572,671 is primarily due to a cash contribution of $395,500 ($500,000 Cdn) we paid to a third-party, who was drilling into a deeper formation, to drill and acquire cores and logs through the Bluesky formation on our oil sands leases. As of June 30, 2018, we had no long-term third-party debt other than our estimated asset retirement obligations on oil and gas properties.

As reported on our condensed Consolidated Statement of Cash Flows under “Operating Activities”, for the nine months ended June 30, 2018, our net cash used in operating activities was $309,396 compared to $128,539 for the nine months ended June 30, 2017. This increase of $180,857 on our operating activities was primarily the result of more cash used for general and administrative expenses, which included engineering and audit fees.

As reported on our condensed Consolidated Statement of Cash Flows under “Investing Activities”, we had an increase of $484,071 on investment in our oil and gas properties for the nine months ended June 30, 2018, compared to the nine months ended June 30, 2017, this increase is primarily due to the cash contribution of $395,500 ($500,000 Cdn) we paid to a third-party operator as described above.

As reported on our condensed Consolidated Statement of Cash Flows under “Financing Activities”, for the nine months ended June 30, 2018 and June 30, 2017, we had an increase of $243,574 compared to the nine months ended June 30, 2017. This increase is due to a $243,574 refund we received, which was related to a return of capital distribution our Company issued in September of 2013.

Our cash and cash equivalents as of June 30, 2018 was $438,854 compared to $1,159,152 as of June 30, 2017. This decrease of $720,298 in cash was primarily due to the cash contribution of $395,500 ($500,000 Cdn) paid to a third-party operator as described above and cash used in general and administrative expenses.

As of June 30, 2018, we had no long-term debt other than our estimated asset retirement obligations on oil and gas properties.

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

These forward-looking statements are based on the beliefs and expectations of our management and are subject to significant risks and uncertainties. If underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results may differ materially from current expectations and projections. Factors that could cause actual results to differ materially from those set forward in the forward-looking statements include, but are not limited to:

●	changes in general business or economic conditions;
●	changes in governmental legislation or regulation that affect our business;
●	our ability to obtain necessary regulatory approvals and permits for the development of our properties, including obtaining the required water licences from Alberta Environment to withdraw water for our thermal operations;
●	changes to the greenhouse gas reduction program and other environmental and climate change regulations which are adopted by provincial or federal governments of Canada or which are being considered, which may also include cap and trade regimes, carbon taxes, increased efficiency standards, each of which could increase compliance costs and impose significant penalties for non-compliance;
●	increase in taxes and changes to existing legislation affecting governmental royalties or other governmental initiatives;
●	future marketing and transportation of our produced bitumen;
●	our ability to receive approvals from the AER for additional tests to further evaluate the wells on our lands;
●	our Farmout Agreement and joint operating agreements;
●	opposition to our regulatory requests by various third parties;
●	actions of aboriginals, environmental activists and other industrial disturbances;
●	the costs of environmental reclamation of our lands;
●	availability of labor or materials or increases in their costs;
●	the availability of sufficient capital to finance our business or development plans on terms satisfactory to us;
●	adverse weather conditions and natural disasters affecting access to our properties and well sites;

●	risks associated with increased insurance costs or unavailability of adequate coverage;
●	volatility in market prices for oil, bitumen, natural gas, diluent and natural gas liquids. A decline in oil prices could result in a downward revision of our future reserves and a ceiling test write-down of the carrying value of our oil sands properties, which could be substantial and could negatively impact our future net income and stockholders’ equity;
●	competition;
●	changes in labor, equipment and capital costs;
●	future acquisitions or strategic partnerships;
●	the risks and costs inherent in litigation;
●	imprecision in estimates of reserves, resources and recoverable quantities of oil, bitumen and natural gas;
●	product supply and demand;
●	changes and amendments in the Canadian Oil and Gas Evaluation Handbook and or the Petroleum Resources Management System to general disclosure of reserves and resources standards and specific annual reserves and resources disclosure requirements for reporting issuers with oil and gas activities;
●	future appraisal of potential bitumen, oil and gas properties may involve unprofitable efforts;
●	the ability to meet minimum level of requirements and obtain approval from Alberta Energy to continue our oil sands leases beyond their expiry dates;
●	changes in general business or economic conditions;
●	risks associated with the finding, determination, evaluation, assessment and measurement of bitumen, oil and gas deposits or reserves;
●	geological, technical, drilling and processing problems;
●	third party performance of obligations under contractual arrangements;
●	failure to obtain industry partner and other third-party consents and approvals, when required;
●	treatment under governmental regulatory regimes and tax laws;
●	royalties payable in respect of bitumen, oil and gas production;
●	unanticipated operating events which can reduce production or cause production to be shut-in or delayed;
●	incorrect assessments of the value of acquisitions, and exploration and development programs;
●	stock market volatility and market valuation of the common shares of our Company;
●	fluctuations in currency and interest rates; and
●	the additional risks and uncertainties, many of which are beyond our control, referred to elsewhere in this quarterly report and in our other SEC filings.

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

Disclosure Controls and Procedures

As of the end of our fiscal quarter ended June 30, 2018, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that as of the end of that quarter, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Changes In Internal Control Over Financial Reporting

During the fiscal quarter ended June 30, 2018, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Between June 8 to 10, 2018, five directors, two contractors and one employee of the Company, exercised a total of 3,150,000 option shares at an exercise price of $0.05 by way of a cashless exercise to acquire a total of 899,998 common shares of the Company, based upon the market value of the Company’s common stock of $0.07 per share on June 8, 2018, whereby 2,250,002 common shares were withheld by the Company to pay for the exercise price of the options. The common shares were issued pursuant to Section 4(2) under the 1933 Act.

On June 19, 2018, one director of the Company acquired 300,000 common shares of the Company upon exercising stock options, at an exercise price of $0.05 per common share for total gross proceeds to the Company of $15,000. The common shares were issued pursuant to Section 4(2) under the 1933 Act.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Information to be Reported on Form 8-K

Deep Well reported all information that was required to be disclosed on Form 8-K during the period covered by this quarterly report on Form 10-Q for the period ended June 30, 2018.

Shareholder Nominations

There have been no changes to the procedures by which shareholders may recommend nominees to our Company’s Board of Directors during the time period covered by this quarterly report on Form 10-Q for the period ended June 30, 2018.

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

DEEP WELL OIL & GAS, INC.

By	/s/ Horst A. Schmid
Dr. Horst A. Schmid
Chief Executive Officer and President
(Principal Executive Officer)

Date	August 14, 2018

By	/s/ Curtis Sparrow
Mr. Curtis James Sparrow
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date	August 14, 2018