Form 10-K
period 2018-09-30
DEEP WELL OIL & GAS INC
filed 2018-12-21
CIK 869495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended September 30, 2018

or

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

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common equity was sold on or about March 31, 2018 was approximately $2.5 million.

As of December 21, 2018, the Issuer had outstanding approximately 230,574,603 shares of common stock, $0.001 par value per share.

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

Year ending September 30	2018	2017

Rate at year end	$0.7725	$0.8013
Average rate for year	$0.7793	$0.7610

Unless the context indicates another meaning, the terms “Company,” “Deep Well,” “we,” “us” and “our” refer to Deep Well Oil & Gas, Inc. and its subsidiaries through which it conducts business. For definitions of some terms used throughout this report, see “Glossary and Abbreviations”.

PART I

ITEM 1.	BUSINESS

We are an independent junior oil sands exploration and development company headquartered in Edmonton, Alberta, Canada. Our immediate corporate focus is to develop the existing oil sands land base in the Peace River oil sands area of Alberta. Our principal office is located at Suite 700, 10150 – 100 Street NW, Edmonton, Alberta T5J 0P6, our telephone number is (780) 409-8144 and our fax number is (780) 409-8146. Deep Well Oil & Gas, Inc. is a Nevada corporation and our common stock trades on the OTC Marketplace under the symbol DWOG. We maintain a website at www.deepwelloil.com or www.DWOG.com. The contents of our website are not part of this annual report on Form 10-K for the fiscal year ended September 30, 2018 (this “Annual Report”).

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

Sawn Lake Oil Sands Properties – Peace River Oil Sands, Alberta, Canada

Currently, we have a 90% working interest in six oil sands leases and a 100% working interest in one oil sands lease in the Peace River oil sands area of Alberta, where we are the operator. In addition, we have a 25% working interest, since execution of the Farmout Agreement, in another two oil sands leases in the Peace River oil sands area of Alberta. These nine oil sands leases are contiguous and cover 37,322 gross acres (15,104 gross hectares) of which our Company has 29,383 net acres (11,891 net hectares). The focus of our Company’s operations is to exploit the oil sands reservoir to establish proven reserves and to determine the best technology under which the oil can be produced from our Sawn Lake properties in order to generate positive cash flow. For further information on our oil sands projects see Item 2 “Oil and Gas Properties” in this Annual Report on Form 10-K.

Market and Distribution of Product

On lands where we have a 25% working interest, the operator of the SAGD Project markets and distributes all oil produced from the SAGD Project facility. Production from the SAGD Project was trucked and sold to marketing facilities in the Peace River area of Alberta. A majority of the Joint Venture partners voted to temporarily suspend operations for the SAGD Project at the end of February 2016.

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

Royalty Agreements

Through the acquisition of Northern, we potentially became a party to the following:

On December 12, 2003, Nearshore Petroleum Corporation (“Nearshore”) entered into a purported royalty agreement with Mikwec Energy Canada, Ltd. (now known as Northern) that potentially encumbers six of our oil sands leases located within our Sawn Lake properties (the “Purported 6.5% Royalty”). Nearshore claimed a Purported 6.5% Royalty from Northern on the leased substances on the land interests which Northern holds in the above six oil sands leases. Nearshore was a private corporation incorporated in Alberta, Canada, and was owned and controlled by Mr. Steven P. Gawne and his wife, Mrs. Rebekah J. Gawne, who each owned 50% of Nearshore. Mr. Steven P. Gawne was the President, Chief Executive Officer and a director of Deep Well from February 6, 2004 to June 29, 2005. Nearshore has subsequently transferred part or all of this Purported 6.5% Royalty to other parties. Although we continue to deny the validity of the Purported 6.5% Royalty, we determined that it was in the best interests of our shareholders to come to an arrangement to acquire most of the Purported 6.5% Royalty to prevent a potential encumbrance over our land and the possibility of future litigation resulting from these alleged royalty claims. In our fiscal year 2014, we acquired 5.5% of this Purported 6.5 % Royalty for a cost of $3.4 million.

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

The North American Free Trade Agreement. The North American Free Trade Agreement (“NAFTA”) is the largest free trade region in the world. To comply, Canada must ensure that export restrictions do not (i) reduce the proportion of energy exported relative to the supply of the energy resource; (ii) impose an export price higher than the domestic price; or (iii) disrupt normal channels of supply. All parties to NAFTA are also prohibited from imposing minimum export or import price requirements. This is referred to as the “energy proportionality clause”.

The Canada – United Sates - Mexico Agreement. Canada, the United States and Mexico have completed negotiations for a new Canada – United States - Mexico Agreement (“CUSMA”). Highlights of the CUSMA include the removal of the provision known as the “energy proportionality clause”; as this clause has never been invoked. The agreement has amended the rule of origin for non-originating diluent to allow up to 40% diluent to move crude oil through pipelines. This change will remove approximately $60 million Cdn per year in duties for Canadian businesses. The CUSMA also has measures that govern the access to or use of energy infrastructure that must be neither unduly discriminatory nor unduly preferential.

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

Research and Development

We had no material scientific research and development costs for the fiscal years ended September 30, 2018 and 2017.

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

We Have A History Of Losses And May Not Achieve Or Sustain Profitability In The Future. Since our inception, we have suffered recurring losses from operations and have been dependent on new investment to sustain our operations. During the years ended September 30, 2018 and 2017 we reported net losses of $330,131 and $293,098 respectively. We may not achieve profitability in the foreseeable future, if at all. In addition, our operating expenses may be more than our future revenue growth. We expect our future cost of revenue and operating expenses to continue to increase in the foreseeable future as we continue to expand on our thermal recovery operations at Sawn Lake, Alberta.

Future Price Declines May Result In A Write-Down Of Asset Carrying Values. Effective July 1, 2015, our Company adopted the full-cost method of accounting for costs related to our oil sands properties. Under the full cost method, oil and gas properties are subject to a ceiling test performed quarterly. A ceiling test write-down is recognized in net earnings if the carrying amount of a cost centre exceeds the “cost centre ceiling”. The cost centre ceiling is the sum of: (i) present value of the estimated future net cash flows from proved oil and natural gas reserves using a 10 percent per year discount factor; (ii) the costs of unproved properties not being amortized; (iii) the lower of cost or fair value of unproved properties included in the costs being amortized; and (iv) related income tax effects. During the 2018 and 2017 fiscal year, no ceiling test write-downs were recorded for our oil and gas properties. Costs associated with unproved properties are excluded from the depletion calculation until it is determined that proved reserves are attributable or impairment has occurred. Unproved properties are assessed annually for impairment. Costs that have been impaired are included in the costs subject to depletion within the full cost pool. A significant decline in oil prices from current levels, or other factors, without other mitigating circumstances, could cause a future write-down of our capitalized costs and a non-cash charge on our income statement.

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

Our Interests Are Held In The Form Of Leases That We May Be Unable To Retain. We have acquired nine oil sands leases in North Central Alberta, Canada. These leases to which we are a party are for a fixed term of 15 years but contain a provision that allows us to extend the term of the lease so long as we meet the minimum level of evaluation as set out by the Oil Sands Tenure Regulation of the Mines and Minerals Act of Alberta. The lease terms include certain commitments related to oil sands properties that require the payments of yearly rents. As required by the Oil Sands Tenure Regulation of the Mines and Minerals Act of Alberta continued oil sands leases past their expiry dates are subject to escalating rental payments in respect of each term year of a continued lease that is designated as non-producing less any eligible research costs, exploration costs and development costs that are incurred in the term year of a continued lease. Escalating rent is payable at the end of each term year, while annual rent for leases are due at the beginning of each term year. Lessees of continued oil sands leases may reduce or eliminate their escalating rent obligations by conducting exploration or development work, or research, on the non-producing lease. If we fail to meet the specific requirements of the lease regarding delay or non-payment of rental payments or we fail to meet the minimum level of evaluation, some or all of our leases may terminate or expire. There can be no assurance that any of the obligations required to maintain each lease will be met. 32 sections of land under five of our nine oil sands leases were set to expire on July 10, 2018. 17 out of 32 sections contain a majority of the resources identified to date on these five oil sands leases. We have or through of joint venture partner, applied to continue beyond expiry these five leases or parts of these leases where the majority of the oil sands resources have been confirmed. Currently, 20 out of the 32 sections have been granted continuance under the Alberta governmental tenure guidelines. We are currently waiting on approval of another 3 sections of land. As of September 30, 2018, out of the 32 sections on these five leases 9 sections reverted back to the province. The termination or expiration of our leases or the working interests relating to leases may reduce our opportunity to exploit a given prospect for production and thus could have a material adverse effect on our business, results of operations and financial condition.

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

Market Fluctuations In The Prices Of Oil Could Adversely Affect Our Business. Prices for oil tend to fluctuate significantly in response to factors beyond our control. These factors include, but are not limited to, the ongoing wars in the Middle East and actions of the Organization of Petroleum Exporting Countries and its maintenance of production constraints, the U.S. political and economic environment, weather conditions, the availability and market acceptance of alternate fuel sources, transportation interruption, the impact of drilling levels on crude oil and natural gas supply, and the environmental and access issues that could limit future drilling activities for the industry.

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

We Could Be Subject To SEC Penalties If We Do Not File All Of Our SEC Reports. Although we are presently up to date in our current filings, in the past we have not timely filed all of our annual and quarterly reports required to be filed by us with the SEC, in a timely manner. It is possible that the SEC could take enforcement action against us, including potentially the de-registration of our securities, if we fail to file our annual and quarterly reports in a timely manner as required by the SEC. If the SEC were to take any such actions, it could adversely affect the liquidity of trading in our common stock and the amount of information about our Company that is publicly available.

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

Oil and Gas Properties

Acreage

Currently, we have a 90% working interest in six oil sands leases, a 100% working interest in one oil sands lease, and a 25% working interest in an additional two oil sands leases in the Peace River oil sands area of Alberta. These nine oil sands leases are contiguous and cover 37,322 gross acres (15,104 gross hectares) with our Company having 29,383 net acres (11,891 net hectares). We are the operator of seven of these oil sands leases where we have working interests of either 90% or 100%. For further information, see Oil and Gas Properties on our Balance Sheet and Note 3, 4 and 5 in the notes to our consolidated financial statements contained herein.

The following table summarize, by geographic area, our gross and net developed and undeveloped Peace River oil sands rights under lease as of September 30, 2018:

Peace River Oil Sands Rights as of September 30, 2018
	Gross Hectares	Net Hectares	Gross Acres	Net Acres
Developed Acreage
Alberta, Canada	0	0	0	0
Total	0	0	0	0

Undeveloped Acreage
Alberta, Canada	15,104	11,891	37,322	29,383
Total	15,104	11,891	37,322	29,383

TOTAL Developed and Undeveloped	15,104	11,891	37,322	29,383

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

Our developed and undeveloped oil sands acreage as of September 30, 2018, covers 37,322 gross acres (29,383 net acres) of land under nine oil sands leases. Until we extend the leases “into perpetuity” based on the Alberta governmental regulations, the lease expiration dates of our nine oil sands leases are as follows:

(i)	32 sections of land under five oil sands leases were set to expire on July 10, 2018. 17 out of 32 sections contain a majority of the resources identified to date on these five oil sands leases. We have or through of joint venture partner, have applied to continue beyond expiry these five leases or parts of these leases where the majority of the oil sands resources have been confirmed. Currently, 20 out of the 32 sections have been granted continuance under the Alberta governmental tenure guidelines. We are currently waiting on approval of another 3 sections of land. As of September 30, 2018, out of the 32 sections 9 sections reverted back to the province.

(ii)	31 sections of land under three oil sands leases are set to expire on August 19, 2019; and

(iii)	5 sections of land under one oil sands lease are set expire on April 9, 2024. It is our opinion that we have already met the governmental requirements for this lease and we will be applying to continue all 5 sections of this lease into perpetuity.

Delivery Commitments

We are not subject to any obligations under existing delivery commitment contracts or agreements calling for the provision of fixed and determinable quantities of oil and gas.

Disclosure of Reserves

We did not have our properties independently assessed and evaluated for reserves and resources as of September 30, 2018.

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

Preparation of Reserves Estimates and Reserves Evaluation

We did not have our properties independently assessed and evaluated for reserves and resources as of September 30, 2018. Our properties were last assessed and evaluated, as of September 30, 2015, for reserves and resources by DeGolyer and MacNaughton Canada Limited (“DeGolyer”) in compliance with SEC definitions and guidance and in accordance with generally accepted petroleum engineering principles. The technical persons employed by DeGolyer met the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Natural Gas Reserves Information promulgated by the Society of Petroleum Engineers.

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

Third Party Reports

We did not have our properties independently assessed and evaluated for reserves and resources as of September 30, 2018.

Proved Undeveloped Reserves

We did not have our properties independently assessed and evaluated for reserves and resources as of September 30, 2018. As of September 30, 2015, DeGolyer did assess and evaluate our properties for reserves and resources. Our Company reported no proved reserves as of September 30, 2015.

Reserves Reported to Other Agencies

We did not have our properties independently assessed and evaluated for reserves and resources as of September 30, 2018. Our Company is required to file a Statement of Reserves Data and Other Oil and Gas Information on Form 51-101F1 and any amendments with the Alberta Securities Commission pursuant to National Instrument 51-101 – Standard of Disclosure for Oil and Gas Activities, in which we reported no net oil reserves prepared in accordance with the Canadian Oil and Gas Evaluation Handbook.

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

	Oil - Bitumen
	Production(1)	Average Sales Price per Unit	Average Production Costs per Unit
Fiscal Year	(bbls)	($/bbl)	($/bbl)
Peace River Oil Sands, Alberta, Canada:
2018	–	$–	$–
2017	–	$–	$–
2016	19,156	$7.91		$(2)
2015	25,737	$23.68		$(2)

(1)	Our Company’s working interest share before royalties.
(2)	Currently all of our operating costs from the SAGD Project are being paid by the Farmee under the terms of the Farmout Agreement

Productive Wells

As of the fiscal years ended September 30, 2018 and 2017 all of our producing wells were shut-in.

Drilling and Other Exploratory and Development Activities

The following table summarizes the results of our drilling activities in the Peace River oil sands area of Alberta during the fiscal years ended September 30, 2018, 2017, 2016, and 2015.

	Development (Net Wells)				Exploratory (Net Wells)				Total
	Oil	Gas	Service Well	Dry	Oil	Gas	Service Well	Dry	Net wells
2018
Alberta, Canada	–	–	–	–	–	–	–	–	–
2017
Alberta, Canada	–	–	–	–	0.25	–	–	–	0.25
2016
Alberta, Canada	–	–	–	–	–	–	–	–	–
2015
Alberta, Canada	–	–	–	–	–	–	–	–	–

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

As previously disclosed, on July 31, 2013, we entered into the Farmout Agreement. In accordance with the Farmout Agreement, the Farmee has agreed to provide up to $40,000,000 in funding for our portion of the costs for the SAGD Project, in return for a net 25% working interest in 12 sections where we had a working interest of 50% before the execution of the Farmout Agreement. The Farmee will also provide funding to cover monthly operating expenses of our Company, not to exceed $30,000 per month. The total share of the material costs and operating expenses of our Company’s joint SAGD Project, has been funded in accordance with the Farmout Agreement. As required by the Farmout Agreement, the Farmee has since reimbursed our Company and/or paid the operator approximately $20.8 million ($27.0 million Cdn) in total for the Farmee’s share and our share of the capital costs and operating expenses of the SAGD Project up to September 30, 2018. These costs include the drilling and completion of one SAGD well pair; the purchase and transportation of equipment of which included the once through steam generator (“OTSG”), production tanks, water treatment plant, and power generators; installation and construction of the steam plant facility; testing and commissioning; the purchase of the water source and disposal wells and expenditures to connect these water wells with pipelines to the steam plant facility along with a fuel source tie-in pipeline; equipment for processing and treating the bitumen production at the SAGD facility site; and the monthly operating expenses associated with the steaming and production of the SAGD well pair up to September 30, 2018.

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

	High	Low

Fiscal September 30, 2015
First Quarter	$0.34	$0.12
Second Quarter	$0.20	$0.06
Third Quarter	$0.12	$0.07
Fourth Quarter	$0.16	$0.07
Fiscal September 30, 2016
First Quarter	$0.09	$0.03
Second Quarter	$0.04	$0.02
Third Quarter	$0.07	$0.03
Fourth Quarter	$0.07	$0.03
Fiscal September 30, 2017
First Quarter	$0.06	$0.02
Second Quarter	$0.03	$0.02
Third Quarter	$0.05	$0.01
Fourth Quarter	$0.03	$0.02
Fiscal September 30, 2018
First Quarter	$0.04	$0.01
Second Quarter	$0.05	$0.03
Third Quarter	$0.08	$0.04
Fourth Quarter	$0.06	$0.03

Holders of Record

As of September 30, 2018, we had approximately 139 holders of record of our shares of common stock. Our Company estimates that investment dealers and other nominees are the record holders for approximately 1,839 beneficial holders.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of September 30, 2018 with respect to shares of Deep Well’s common stock that may be issued under our existing equity compensation plans.

	Equity Compensation Plan
Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	8,080,000	(1)	$0.36	14,977,460	(2)
Equity compensation plans not approved by security holders	–		–	–
Total	8,080,000		$0.36	14,977,460	(2)

(1) On December 4, 2013, the Board appointed Mr. Pascal Nodé-Langlois to its Board and in connection with this appointment the Board granted Mr. Nodé-Langlois an option to purchase 450,000 shares each of common stock at an exercise price of $0.34 per share of common stock, 150,000 vesting immediately and the remaining vesting one-third on December 4, 2014, and one-third on December 4, 2015, with a five-year life. On September 19, 2014, the Board granted Dr. Horst A. Schmid, Mr. Said Arrata, Mr. Satya Das, Mr. Pascal Node-Langlois, Mr. David Roff, Mr. Curtis Sparrow and Mr. Malik Youyou options to purchase 600,000 shares each of common stock at an exercise price of $0.38 per share of common stock, 200,000 vesting immediately and the remaining vesting one-third on September 19, 2015, and one-third on September 19, 2016, with a five-year life. On September 19, 2014, the Board granted two consultants, Portwest Investments Ltd. and Concorde Consulting, an option to purchase each 1,200,000 shares each of common stock at an exercise price of $0.38 per share of common stock, 600,000 vesting immediately and remaining vesting on September 19, 2015. On September 19, 2014, the Board granted one employee an option, expiring five years after the date of grant, to purchase 180,000 shares each of common stock at an exercise price of $0.38 per share of common stock, with the option to purchase 60,000 shares vesting immediately and the option to purchase 60,000 shares on September 19, 2015, and another 60,000 shares on September 19, 2016. On November 17, 2014, the Board appointed Mr. Colin Outtrim to its Board and in connection with this appointment the Board granted Mr. Outtrim an option, expiring five years after the date of grant, to purchase 600,000 shares each of common stock at an exercise price of $0.23 per share of common stock, with the option to purchase 200,000 shares vesting immediately and the option to purchase 200,000 shares on November 17, 2015, and another 200,000 shares on November 17, 2016.

(2) Based on 230,574,603 issued and outstanding shares as at September 30, 2018. The maximum number of common shares that may be reserved for issuance under the Stock Option Plan (as defined below), as amended, may not exceed 10% of our Company’s issued and outstanding common shares.

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of equity securities by our Company or affiliated purchasers during the fourth quarter of the fiscal year ended September 30, 2018.

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

Our consolidated financial statements and the supplemental information thereto are reported in United States dollars and are prepared based upon United States generally accepted accounting principles (“U.S. GAAP”). References in this Annual Report on Form 10-K to “$” are to United States dollars and references to “Cdn$” are to Canadian dollars. On November 26, 2018, the daily rate of exchange for Cdn$, expressed in US$ was Cdn$1.00 = US$0.7559 as reported by the Bank of Canada.

General Overview

Deep Well Oil & Gas, Inc., along with its subsidiaries through which it conducts business, is an independent junior oil sands exploration and development company headquartered in Edmonton, Alberta, Canada. Our immediate corporate focus is to develop the existing oil sands land base where we have working interests ranging from 25% to 100% in the Peace River oil sands area of Alberta, Canada. Our principal office is located at Suite 700, 10150 - 100 Street, Edmonton, Alberta, Canada T5J 0P6, our telephone number is (780) 409-8144, and our fax number is (780) 409-8146. Deep Well Oil & Gas, Inc. is a Nevada corporation and trades on the OTC Marketplace under the symbol DWOG. We maintain a website at www.deepwelloil.com or www.DWOG.com. The contents of our website are not part of the Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

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

	September 30,	September 30,
	2018	2017

Revenue	$–	$–
Provincial royalty expenses	–	–
Revenue, net of royalty	–	–

Expenses
Operating expenses	148,046	142,169
Operating expense covered by Farmout	(148,046)	(142,169)
General and administrative	289,209	222,252
Depreciation, accretion and depletion	56,032	76,938

Net loss from operations	(345,241)	(299,190)

Other income and expenses
Rental and other income	9,054	2,575
Interest income	6,056	3,517

Net loss and comprehensive loss	$(330,131)	$(293,098)

First production from our present joint Steam Assisted Gravity Drainage Demonstration Project (the “SAGD Project”) began on September 16, 2014. A majority of our Company’s Joint Venture partners voted to temporarily suspend operations of the SAGD Project at the end of February 2016. In accordance with the Farmout Agreement we entered into on July 31, 2013, the Farmee has agreed to provide up to $40,000,000 in funding for our portion of the costs for the SAGD Project in return for a net 25% working interest in two oil sands leases where we had a working interest of 50% before the execution of the Farmout Agreement. The Farmee is also required to provide funding to cover monthly operating expenses of our Company provided that such funding shall not exceed $30,000 per month. Our net operating margin after operating expenses is zero, under the Farmout Agreement, any negative operating cash flows are reimbursed to us to fund our share of the SAGD Project. Therefore, the total share of the capital costs and operating expenses of our Company’s joint SAGD Project, has been funded in accordance with the Farmout Agreement, at a net cost to our Company of $Nil. As required by the Farmout Agreement, as of September 30, 2018, the Farmee has since reimbursed our Company and/or paid the operator in total approximately $20.8 million ($27.0 million Cdn) for the Farmee’s share and our share of the capital costs and operating expenses of the SAGD Project. These costs included the drilling and completion of one SAGD well pair; the purchase and transportation of equipment of which included the once through steam generator, production tanks, water treatment plant, and power generators; installation and construction of the steam plant facility; testing and commissioning; the purchase of the water source and disposal wells; construction of pipelines and expenditures to connect and tie-in the source and disposal water wells to the steam plant facility along with a fuel source tie-in pipeline; equipment for processing and treating the bitumen production at the SAGD facility site; replacement of the electrical submersible pump; front end costs for the expansion; the operating expenses associated with the steaming and production of the one SAGD well pair; and the expenses associated the monthly shut-in operations of the SAGD Project facility.

For the year ended September 30, 2018, our general and administrative expenses increased by $66,957 compared to the year ended September 30, 2017. This was a 30.1% increase from the 2017 fiscal year which was primarily due to an increase of $56,863 in engineering fees. We also received $360,000 during the current fiscal year from the Farmee in accordance with a Farmout Agreement to offset some of our monthly expenses.

For the year ended September 30, 2018, our share-based compensation expense was $Nil compared to $2,314 for the year ended September 30, 2017. After adjusting out the non-cash items for share-based compensation and foreign exchange, and the funds we received from the Farmee, our general and administrative expenses were $643,080 for the year ended September 30, 2018 compared to $598,219 for the year ended September 30, 2017.

For the year ended September 30, 2018, our depreciation and accretion expense decreased by $20,906 compared to the year ended September 30, 2017, which was primarily due to the depreciating value of our assets. Our depreciation expense is computed using the declining balance method over the estimated useful life of the asset. In compliance with our accounting policy, only half of the depreciation is taken in the year of acquisition.

For the year ended September 30, 2018, our rental and other income increased by $6,479 compared to the year ended September 30, 2017.

As a result of the above transactions, our net loss and loss from operations for the year ended September 30, 2018 increased by $37,033 compared to the year ended September 30, 2017. As discussed above this increase was primarily due to the increase in engineering fees.

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

Our Company’s oil sands acreage as of September 30, 2018, covers 37,322 gross acres (29,383 net acres) of land under nine oil sands leases. Until our Company extends the leases “into perpetuity” based on the Alberta governmental regulations, the lease expiration dates of our Company’s nine oil sands leases are as follows:

(iv)	Of our Company’s acreage, 20,242 gross acres (13,284 net acres) under five oil sands leases were set to expiry on July 10, 2018. In November of 2017, our Company’s joint venture partner and operator of two of these five oil sands leases, submitted two continuation applications to the Alberta Oil Sands Tenure division to apply to continue 7,591 gross acres (1,898 net acres) and on January 29, 2018, approval was received from Alberta Energy to continue 6,958 gross acres (1,740 net acres). In June of 2018, our Company as operator of three of these five oil sands leases, submitted three continuation applications to the Alberta Oil Sands Tenure division to apply to continue another 7,591 gross acres (6,832 net acres) where resources were identified and on July 15, 2018, approval was received from Alberta Energy to continue 5,693 gross acres (5,124 net acres). Our Company has not yet received approval on one continuation application it submitted in June of 2018 to continue another 1,898 gross acres (1,708 net acres). As of September 30, 2018, a total of 5,693 gross acres (4,713 net acres) on five oil sands leases expired without being continued. These expired lands were primarily areas where our Company was unable to ascertain exploitable resources. Continued leases have no future expiry dates but are subject to yearly escalating rental payments until they are deemed to be producing leases.

(v)	Of our Company’s acreage, 19,610 gross acres (17,649 net acres) under three northern oil sands leases are set to expire on August 19, 2019. Our Company intends to apply for a term extension on these three northern oil sands leases, however it is not certain if an extension will be granted by Alberta Energy.

(vi)	Of our Company’s acreage, 3,163 gross acres (3,163 net acres) under one oil sands lease are set to expire on April 9, 2024. It is our Company’s opinion that we have already met the governmental requirements for this lease and it will be applying to continue this lease beyond its expiry date.

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

Liquidity and Capital Resources

As of September 30, 2018, our total assets were $22,827,332 compared to $23,033,238 as of September 30, 2017. This decrease of $205,906 is primarily due to a cash contribution of $395,500 ($500,000 Cdn) we paid to a third-party, who was drilling into a deeper formation, to drill and acquire cores and logs through the Bluesky formation on our oil sands leases. As of September 30, 2018, we had no long-term third-party debt other than our estimated asset retirement obligations on oil and gas properties.

For the year ended September 30, 2018, we performed an assessment of our carrying costs of our unproven oil sands properties and determined that no write-down of our oil and gas properties as of September 30, 2018 was necessary. No write-downs of our unproven oil sands properties were recorded in the year ended September 30, 2017. However, our unproven oil sands properties may be at risk for future ceiling test write-downs. It is potentially possible that future declines in oil prices and possible changes to our Company’s drilling plans in response to lower prices or increases in drilling or operating costs could result in other additional write-downs to our Company’s unproven oil sands properties.

As of September 30, 2018, our total liabilities were $538,604 compared to $659,563 as of September 30, 2017. This decrease of $120,959 in our total liabilities was primarily due to a decrease of outstanding accounts payable to the operator of the SAGD Project for operating expenses, which was subsequently reimbursed to us by the Farmee, in accordance with the terms of the Farmout Agreement.

Our working capital is as follows.

	September 30, 2018	September 30, 2017
Current Assets	$363,891	$1,215,019
Current Liabilities	45,137	166,152
Working Capital	$318,754	$1,048,867

As of September 30, 2018, our Company had working capital of $318,754 compared to our working capital of $1,048,867 as of September 30, 2017. This decrease is mainly due to cash used for general and administrative expenses, and the cash contribution of $395,500 ($500,000 Cdn) we paid to a third-party operator as described above.

On July 31, 2013, we entered into the Farmout Agreement to fund our share of the costs of our joint SAGD Project. As of September 30, 2018, we recorded $32,832 in accounts payable due to the operator for our working interest share of the outstanding monthly operating expenses of the SAGD Project, of which all is reimbursable by the Farmee in accordance with the Farmout Agreement. Therefore, this amount is also recorded in accounts receivable to be paid to us from the Farmee to cover our share of the costs of the SAGD Project.

As reported on our Consolidated Statement of Cash Flows under “Operating Activities”, for the year ending September 30, 2018, our net cash used in operating activities was $343,396 compared to $159,509 for the year ended September 30, 2017. This increase of $183,887 was primarily the result of an increase in operating expenses, which included engineering fees and legal fees.

As reported on our Consolidated Statement of Cash Flows under “Investing Activities”, we had an increase of $557,436 in the investment in our oil and gas properties for the year ended September 30, 2018, compared to the year ended September 30, 2017. This increase is primarily due to the cash contribution of $395,500 ($500,000 Cdn) we paid to a third-party operator as described above.

As reported on our Consolidated Statement of Cash Flows under “Financing Activities”, for the year ended September 30, 2018 and September 30, 2017, we had an increase of $245,184 compared to the year ended September 30, 2017. This increase is due to a $245,184 refund we received, which was related to a return of capital distribution our Company issued in September of 2013.

Our cash and cash equivalents for the year ending September 30, 2018 were $298,241 compared to $1,097,651 in the year ending September 30, 2017. This decrease of $799,410 in cash was primarily due to general and administrative expenses, and the cash contribution of $395,500 ($500,000 Cdn) paid to a third-party operator as described above, offset by the $245,184 distribution refund received as described above. As of September 30, 2018, we had no long-term debt other than our estimated asset retirement obligations on our oil and gas properties.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Deep Well Oil & Gas, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Deep Well Oil & Gas, Inc. (the “Company”) as of September 30, 2018 and 2017, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Turner, Stone & Company, L.L.P.

Dallas, Texas

December 21, 2018

We have served as the Company’s auditor since 2015.

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)

Consolidated Balance Sheets

September 30, 2018 and September 30, 2017

	September 30,	September 30,
	2018	2017

ASSETS
Current Assets
Cash and cash equivalents	$298,241	$1,097,651
Accounts receivable	40,920	81,292
Prepaid expenses	24,730	36,076

Total Current Assets	363,891	1,215,019

Long-term investments	398,055	407,025
Oil and gas properties, net, based on full cost method of accounting	21,975,868	21,295,674
Property and equipment, net	89,518	115,520

TOTAL ASSETS	$22,827,332	$23,033,238

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$45,137	$156,218
Accounts payable and accrued liabilities – related parties	–	9,934

Total Current Liabilities	45,137	166,152

Asset retirement obligations (Note 10)	493,467	493,411

TOTAL LIABILITIES	538,604	659,563
(Commitments and contingencies Note 15)

SHAREHOLDERS’ EQUITY
Common Stock: (Note 11)
Authorized: 600,000,000 shares at $0.001 par value
Issued and outstanding: 230,574,603 shares
(September 30, 2017 – 229,374,605 shares)	230,574	229,374
Additional paid in capital	43,104,276	42,845,292
Subscriptions receivable – related party	(15,000)	–
Accumulated deficit	(21,031,122)	(20,700,991)

Total Shareholders’ Equity	22,288,728	22,373,675

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$22,827,332	$23,033,238

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)

Consolidated Statements of Operations and Comprehensive Income (Loss)

For the Years Ended September 30, 2018 and 2017

	September 30,	September 30,
	2018	2017

Revenue	$–	$–
Royalty refunds (expenses)	–	–
Revenue, net of royalty	–	–

Expenses
Operating expenses	148,046	142,169
Operating expense covered by Farmout	(148,046)	(142,169)
General and administrative	289,209	222,252
Depreciation, accretion and depletion	56,032	76,938

Net loss from operations	(345,241)	(299,190)

Other income and expenses
Rental and other income	9,054	2,575
Interest income	6,056	3,517

Net loss and comprehensive loss	$(330,131)	$(293,098)

Net loss per common share
Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Outstanding Shares (in thousands)
Basic and Diluted	229,735	229,374

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)

Consolidated Statements of Shareholders’ Equity

For the Years Ended September 30, 2018 and 2017

			Additional
	Common Shares		Paid in	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance at September 30, 2016	229,374,605	$229,374	$42,842,978	$–	$(20,407,893)	$22,664,459

Warrants Expired November 23, 2016 - 52,155,221 warrants (Note 11)	–	–	–	–	–	–

Options granted for services	–	–	2,314	–	–	2,314

Net operating loss for the year ended September 30, 2017	–	–	–	–	(293,098)	(293,098)

Balance at September 30, 2017	229,374,605	$229,374	$42,845,292	$–	$(20,700,991)	$22,373,675

Options exercised, June 2018	1,199,998	1,200	13,800	–	$–	15,000
Subscription receivable	–	–	–	(15,000)		(15,000)
Distribution refund	–	–	245,184	–	–	245,184

Net operating loss for the year ended September 30, 2018	–	–	–	–	(330,131)	(330,131)

Balance at September 30, 2018	230,574,603	$230,574	$43,104,276	$(15,000)	$(21,031,122)	$22,288,728

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)

Consolidated Statements of Cash Flows

For the Years Ended September 30, 2018 and 2017

	September 30,	September 30,
	2018	2017

Operating Activities
Net loss	$(330,131)	$(293,098)
Items not affecting cash:
Share-based compensation	–	2,314
Depreciation, accretion and depletion	56,032	76,938
Net changes in non-cash working capital (Note 13)	(69,297)	54,337

Net Cash Used in Operating Activities	(343,396)	(159,509)

Investing Activities
Purchase of equipment	(940)	(2,552)
Investment in oil and gas properties	(705,917)	(144,383)
Long-term investments	5,659	3,173

Net Cash Used in Investing Activities	(701,198)	(143,762)

Financing Activities
Distribution refund	245,184	–

Net Cash Provided by Financing Activities	245,184	–

Decrease in cash and cash equivalents	(799,410)	(303,271)

Cash and cash equivalents, beginning of year	1,097,651	1,400,922

Cash and cash equivalents, end of year	$298,241	$1,097,651

Supplemental Cash Flow Information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)

Notes to the Consolidated Financial Statements

September 30, 2018 and 2017

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

Allowance for Doubtful Accounts

The Company determines allowances for doubtful accounts based on aging of specific accounts. Accounts receivable are stated at the historical carrying amounts net of allowances for doubtful accounts and include only the amounts the Company deems to be collectable. The allowance for bad debts was $nil and $nil at September 30, 2018 and September 30, 2017, respectively.

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

Under the full cost method, oil and gas properties are subject to the ceiling test performed quarterly. A ceiling test write-down is recognized in net earnings if the carrying amount of a cost centre exceeds the "cost centre ceiling". The carrying amount of the cost centre includes the capitalized costs of proved oil and natural gas properties, net of accumulated depletion and deferred income taxes. The cost centre ceiling is the sum of (A) present value of the estimated future net cash flows from proved oil and natural gas reserves using a 10 percent per year discount factor, (B) the costs of unproved properties not being amortized, and (C) the lower of cost or fair value of unproved properties included in the costs being amortized; less (D) related income tax effects. During the 2018 fiscal year, no ceiling test write-downs were recorded for our oil and gas properties.

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

Revisions in estimated liabilities can result from revisions of estimated inflation rates, escalating retirement costs, and changes in the estimated timing of settling asset retirement obligations. As of September 30, 2018, and 2017, asset retirement obligations amount to $493,467 and $493,411, respectively. The Company has posted bonds, where required, with the Government of Alberta based on the amount the government estimates the cost of abandonment and reclamation to be.

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

Financial, Concentration and Credit Risk

The Company’s consideration or related financial credit risk related to cash and cash equivalents depends on if funds are fully insured by either The Canada Deposit Insurance Corporation (“CDIC”), or The Credit Union Deposit Guarantee Corporation (“CUDGC”) deposit insurance limit. As of the 2018 fiscal year end the Company has approximately $199,988 funds that are in excess of deposit insurance limits, which may have financial credit risk. For the Company funds that are maintained in a financial institution which has its deposits fully guaranteed by CUDGC, there is no financial credit risk.

The Company is not directly subject to credit risk resulting from the concentration of its crude oil sales. For the year ended September 30, 2018 and September 30, 2017, the Company recorded no oil sales.

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

Recently Adopted Accounting Standards

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” requiring lessees to recognize lease assets and lease liabilities for most leases classified as operating leases under previous U.S. GAAP. The guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company will be required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. This ASU does not apply to the Company’s oil sand leases. It may affect the equipment leases. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

Accounting Standard Update No. 2014-09, (“ASU 2014-09”) Revenue from Customers (Topic 606), became effective for us in the period ending September 30, 2018. No significant adjustment was required as a result of adopting the new revenue standard. The comparative information has not been restated and continues to be reported under the historic accounting standards in effect for those periods. The impact of the adoption of the new revenue standard is expected to be immaterial to the Company’s net income on an ongoing basis.

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

The Company’s oil sands acreage as of September 30, 2018, covers 37,322 gross acres (29,383 net acres) of land under nine oil sands leases. Until the Company extends the leases “into perpetuity” based on the Alberta governmental regulations, the lease expiration dates of the Company’s nine oil sands leases are as follows:

(i)	Of the Company’s acreage, 20,242 gross acres (13,284 net acres) under five oil sands leases were set to expiry on July 10, 2018. In November of 2017, the Company’s joint venture partner and operator of two of these five oil sands leases, submitted two continuation applications to the Alberta Oil Sands Tenure division to apply to continue 7,591 gross acres (1,898 net acres) and on January 29, 2018, approval was received from Alberta Energy to continue 6,958 gross acres (1,740 net acres). In June of 2018, the Company as operator of three of these five oil sands leases, submitted three continuation applications to the Alberta Oil Sands Tenure division to apply to continue another 7,591 gross acres (6,832 net acres) where resources were identified and on July 15, 2018, approval was received from Alberta Energy to continue 5,693 gross acres (5,124 net acres). The Company has not yet received approval on one continuation application it submitted in June of 2018 to continue another 1,898 gross acres (1,708 net acres). As of September 30, 2018, a total of 5,693 gross acres (4,713 net acres) on five oil sands leases expired without being continued. These expired lands were primarily areas where the Company was unable to ascertain exploitable resources. Continued leases have no future expiry dates but are subject to yearly escalating rental payments until they are deemed to be producing leases.

(ii)	Of the Company’s acreage, 19,610 gross acres (17,649 net acres) under three northern oil sands leases are set to expire on August 19, 2019. The Company intends to apply for a term extension on these three northern oil sands leases, however it is not certain if an extension will be granted by Alberta Energy.

(iii)	Of the Company’s acreage, 3,163 gross acres (3,163 net acres) under one oil sands lease are set to expire on April 9, 2024. It is the Company’s opinion that the Company has already met the governmental requirements for this lease and it will be applying to continue this lease beyond its expiry date.

Lease Rental Commitments

The Company has acquired interests in certain oil sands properties located in North Central Alberta, Canada. The lease terms include certain commitments related to oil sands properties that require the payments of yearly rents. As required by the Oil Sands Tenure Regulation of the Mines and Minerals Act of Alberta continued oil sands leases past their expiry dates are subject to escalating rental payments in respect of each term year of a continued lease that is designated as non-producing less any eligible research costs, exploration costs and development costs that are incurred in the term year of a continued lease. Escalating rent is payable at the end of each term year, while annual rent for leases are due at the beginning of each term year. Lessees of continued oil sands leases may reduce or eliminate their escalating rent obligations by conducting exploration or development work, or research, on the non-producing lease. As of September 30, 2018, excluding any eligible research, exploration and or development costs that may be used to reduce the Company’s yearly escalating future rents, the following table sets out the estimated net payments due under this commitment, which could be as high as:

	(USD $)	(Cdn $)
2019	$20,874	$27,022
2020	$20,874	$27,022
2021	$19,836	$25,678
2022	$26,835	$34,738
2023	$23,632	$30,592
Subsequent	$127,505	$165,058

The government of Alberta owns this land and the Company has acquired the rights to perform oil activities on these lands. If the Company meets the conditions of the leases the Company will then be permitted to drill on and produce oil from the land into perpetuity. These conditions give the Company until the expiration of the leases to meet the following requirements on its oil sands leases:

1)	The original requirement was to drill evaluation wells on each section within the lease, however the Alberta Department of Energy has temporarily relaxed the drilling requirements under section 3(2)(a) of the Oil Sands Tenure Regulation of the Mines and Minerals Act of Alberta whereby the drilling requirement is now to drill one evaluation well per three sections; or

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

This consists of comparing the carrying value of the asset with the asset’s expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions. Proven oil properties are reviewed for any write down on a field-by-field basis. No write downs were recognized for the year ended September 30, 2018.

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

4.	CAPITALIZATION OF COSTS INCURRED IN OIL AND GAS ACTIVITIES

The following table illustrates capitalized costs relating to oil producing activities for the year ended September 30, 2018 and September 30, 2017:

	September 30, 2018	September 30, 2017
Unproved Oil and Gas Properties	$22,071,787	$21,380,452
Accumulated Depreciation and Depletion	(95,919)	(84,778)
Net Capitalized Cost	$21,975,868	$21,295,674

Depreciation and depletion expenses for the years ended September 30, 2018 and 2017 were $11,141 and $11,141 respectively.

5.	EXPLORATION ACTIVITIES

The following table presents information regarding the Company’s costs incurred in the oil property acquisition, exploration and development activities for the years ended September 30, 2018 and September 30, 2017:

	September 30, 2018	September 30, 2017
Acquisition of Properties:
Proved	$–	$–
Unproved	38,185	142,400
Exploration costs	710,012	–
Development costs	–	–

6.	INVESTMENT IN EQUITY SECURITIES

On February 25, 2005, the Company acquired an interest in Signet Energy Inc. (“Signet” formerly Surge Global Energy, Inc.) as a result of a Farmout Agreement dated February 25, 2005. Signet amalgamated with Andora Energy Corporation (“Andora”) in 2007.

As of November 19, 2008, the Company converted its Signet shares into 2,241,558 shares of Andora, which presently represents an equity interest in Andora of approximately 2.24% as of December 31, 2017, which is Andora’s fiscal year end. These shares are carried at a nominal value using the cost method and their value is included under oil and gas properties on the Company’s balance sheet.

7.	PROPERTY AND EQUIPMENT

	September 30, 2018
		Accumulated	Net Book
	Cost	Depreciation	Value
Computer equipment	$35,689	$34,175	1,514
Office furniture and equipment	34,130	31,249	2,881
Software	5,826	5,826	–
Leasehold improvements	4,936	4,936	–
Portable work camp	170,580	164,862	5,718
Vehicles	38,077	38,077	–
Oilfield equipment	249,046	217,511	31,534
Road mats	364,614	352,108	12,506
Wellhead	3,254	3,254	–
Tanks	96,085	60,721	35,364
	$1,002,237	$912,720	89,518

	September 30, 2017
		Accumulated	Net Book
	Cost	Depreciation	Value
Computer equipment	$34,750	$32,899	$1,851
Office furniture and equipment	34,130	30,529	3,601
Software	5,826	5,826	–
Leasehold improvements	4,936	4,936	–
Portable work camp	170,580	162,305	8,275
Vehicles	38,077	38,077	–
Oilfield equipment	249,045	204,917	44,128
Road mats	364,614	346,748	17,866
Wellhead	3,254	2,747	507
Tanks	96,085	56,793	39,292
	$1,001,297	$885,777	$115,520

There was $26,942 of depreciation expense for the year ended September 30, 2018 (September 30, 2017 - $48,887).

8.	LONG-TERM INVESTMENTS

Long-term investments consist of cash held in trust by the AER which bears interest at a rate of prime minus 0.375% and has no stated date of maturity. These investments are required by the AER to ensure there are sufficient future cash flows to meet the expected future asset retirement obligations and are restricted for this purpose.

9.	SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Accounts payable – related parties were $Nil as of September 30, 2018 (September 30, 2017 - $9,934) for expenses to be reimbursed to directors. This amount is unsecured, non-interest bearing, and has no fixed terms of repayment.

Subscriptions receivable – related parties was $15,000 as of September 30, 2018 (September 30, 2017 - $Nil) for the amount owed to the Company from one director for the exercise of his stock options. This amount was subsequently paid to the Company.

As of September 30, 2018, officers, directors, their families, and their controlled entities have acquired 53.96% of the Company’s outstanding common capital stock. This percentage does not include unexercised stock options.

The Company incurred expenses $140,274 to one related party, Concorde Consulting, an entity controlled by a director, for professional fees and consulting services provided to the Company during the year ended September 30, 2018 (September 30, 2017 - $136,980). These amounts were fully paid as of September 30, 2018.

10.	ASSET RETIREMENT OBLIGATIONS

The total future asset retirement obligation is estimated by management based on the Company’s net working interests in all wells and facilities, estimated costs as determined by the Alberta Energy Regulator to reclaim and abandon wells and facilities and the estimated timing of the costs to be incurred in future periods. At September 30, 2018, the Company estimates the undiscounted cash flows related to asset retirement obligation to total approximately $624,354 (September 30, 2017 - $647,631). The fair value of the liability at September 30, 2018 is estimated to be $493,467 (September 30, 2017 - $493,411) using a risk free rate of 3.74% and an inflation rate of 2%. The actual costs to settle the obligation are expected to occur in approximately 25 years.

Changes to the asset retirement obligation were as follows:

	September 30, 2018	September 30, 2017
Balance, beginning of period	$493,411	$452,533
Liabilities incurred	–	–
Effect of foreign exchange	(17,893)	23,969
Disposal	–	–
Accretion expense	17,949	16,909
Balance, end of period	$493,467	$493,411

11.	COMMON STOCK

As of September 30, 2018, the Company had outstanding 230,574,603 shares of common stock.

Return of Capital Distribution

On August 9, 2013, the Company approved a distribution to its shareholders in the amount of $0.07 per share to be payable on September 20, 2013 to the holders of record of all the issued and outstanding shares of common stock of the Company as of the close of business on August 16, 2013. This cash distribution to the Company’s shareholders was not a dividend paid out of the earnings and profits, but was a non-dividend distribution characterized as a “return of capital”. On June 20, 2018, $245,184 was returned to the Company.

Warrants

On June 20, 2016, warrants to acquire up to 520,000 common shares of the Company, expired unexercised.

On November 23, 2016, warrants to acquire up to 52,155,221 common shares of the Company, expired unexercised.

There were no warrants outstanding as of September 30, 2018 (September 30, 2017 – Nil).

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

For the year ended September 30, 2018, the Company recorded no share-based compensation expense related to stock options (September 30, 2017 – $2,314). As of September 30, 2018, there was no unrecognized compensation cost related to option awards. Compensation expense is based upon straight-line depreciation of the grant-date fair value over the vesting period of the underlying unit option.

	Shares Underlying Options Outstanding			Shares Underlying Options Exercisable
Range of Exercise Prices	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price

$0.30 at September 30, 2018	250,000	0.08	0.30	250,000	0.30
$0.34 at September 30, 2018	450,000	0.18	0.34	450,000	0.34
$0.38 at September 30, 2018	6,780,000	0.97	0.38	6,780,000	0.38
$0.23 at September 30, 2018	600,000	1.13	0.23	600,000	0.23
	8,080,000	0.91	0.36	8,080,000	0.36

The aggregate intrinsic value of exercisable options as of September 30, 2018, was $Nil (September 30, 2017 - $Nil).

The following is a summary of stock option activity as at September 30, 2018:

	Number of Underlying Shares	Weighted Average Exercise Price	Weighted Average Fair Market Value

Balance, September 30, 2017	11,530,000	$0.27	$0.22

Exercised, June 8, 2018	(3,450,000)	0.05	0.04
Balance, September 30, 2018	8,080,000	0.36	0.29

Exercisable, September 30, 2018	8,080,000	0.36	0.29

A summary of the options granted at September 30, 2018 and 2017 and changes during the periods then ended is presented below:

	September 30, 2018		September 30, 2017
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding balance at beginning of period	11,530,000	$0.27	11,530,000	$0.27

Vested - November 17, 2016			200,000	0.23
Exercised, June 8, 2018	(3,450,000)	0.05

Outstanding at end of period	8,080,000	$0.36	11,530,000	$0.27

Exercisable	8,080,000	$0.36	11,530,000	$0.27

There were no remaining unvested stock options outstanding as of September 30, 2018 (September 30, 2017 – Nil).

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

13.	CHANGES IN NON-CASH WORKING CAPITAL

	September 30,	September 30,
	2018	2017

Accounts receivable	$40,372	$(58,715)
Prepaid expenses	11,346	(3,125)
Accounts payable and accounts payable and accrued liabilities - related party	(121,015)	116,177

	$(69,297)	$54,337

14.	INCOME TAXES

As of September 30, 2018, the Company has approximately $6,442,069 (2017 – $6,311,751) of operating losses expiring through 2038 that may be used to offset future taxable income but are subject to various limitations imposed by rules and regulations of the Internal Revenue Service. The net operating losses are limited each year to offset future taxable income, if any, due to the change of ownership in the Company's outstanding shares of common stock. In addition, at September 30, 2018, the Company had an unused Canadian net operating loss carry-forward of approximately $8,096,433 (2017 – $7,864,432), expiring through 2038. These operating loss carry-forwards may result in future income tax benefits of approximately $3,538,871. However, because realization is uncertain at this time, a valuation reserve in the same amount has been established. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The components of the net deferred tax asset, the statutory tax rate, the effective rate and the elected amount of the valuation allowance are as follows:

	Year Ended September 30, 2018	Year Ended September 30, 2017
Statutory and effective tax rate
Domestic
Statutory U.S. federal rate	21%	21%
Foreign	27%	27%

	Year Ended September 30, 2018	Year Ended September 30, 2017
Income taxes recovered at the statutory and effective tax rate
Domestic
Statutory U.S. federal rate	$28,484	$24,570
Foreign	52,513	47,547

Timing differences:
Non-deductible expenses	(21,102)	(14,266)
Other deductible charges		–
Benefit of tax losses not recognized in the year	(59,895)	(57,851)
Income tax recovery (expense) recognized in the year	$–	$–

The approximate tax effects of each type of temporary difference that gives rise to deferred tax assets are as follows:

	Year Ended September 30, 2018	Year Ended September 30, 2017
Deferred income tax assets (liabilities)
Net operating loss carry-forwards	$3,538,871	$3,448,864
Oil and gas properties	(1,936,342)	(173,294)
Equipment	209,647	200,186
Valuation allowance	(1,812,176)	(3,475,756)
Net deferred income tax assets	$–	$–

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

Compensation to Executive Officers

Concorde Consulting, a company owned 100% by Mr. Curtis J. Sparrow, for providing services as Chief Financial Officer to the Company for $11,690 per month (Cdn $15,000 per month). As of September 30, 2018, the Company did not owe Concorde Consulting any of this amount.

Rental Agreement

On June 19, 2017, the Company renewed its Edmonton office lease commencing effective on July 1, 2017 and expiring effective June 30, 2019. As part of the lease renewal the Company received the first 3 months of basic rent free. The quarterly payments due are as follows:

	USD $	Cdn $
2019 Q1 (October - December)	$6,156	$7,969
2019 Q2 (January - March)	$6,156	$7,969
2019 Q3 (April - June)	$6,156	$7,969

16.	CRUDE OIL AND NATURAL GAS PROPERTY INFORMATION (Unaudited)

Results of Operations from Oil and Gas Producing Activities

The following table sets forth the results of the Company’s operations from oil producing activities from the Company’s Sawn Lake oil sands properties located in Alberta, Canada, for the years ending September 30, 2018 and 2017:

	September 30, 2018	September 30, 2017
Oil sales after royalties	$–	$–

Production (Operating) expenses	–	–
Depreciation, accretion and depletion	(54,036)	(75,232)
Oil sales less expenses	(54,036)	(75,232)
Income tax expenses	–	–
Results of operations from producing activities	$(54,036)	$(75,232)

There was no production volumes or revenues for the fiscal years ending September 30, 2018 and 2017, due to a majority of the Company’s Joint Venture partners voting to temporarily suspend operations of the SAGD Project at the end of February 2016.

Operating expenses are zero since at this time they were paid for under the Farmout Agreement. Transportation costs are included in these operating costs. The total share of the material costs and operating expenses of the Company’s joint Steam Assisted Gravity Drainage Demonstration project (“SAGD Project”), has been funded in accordance with the Farmout Agreement, at a net cost to the Company of $Nil. As required by the Farmout Agreement, the Farmee has since reimbursed the Company and or paid the operator in total approximately $20.8 million (Cdn $27.0 million) for the SAGD Project for the Farmee’s share and the Company’s share of the capital costs and operating expenses of the SAGD Project up to September 30, 2018. These costs include the drilling and completion of one SAGD well pair; the purchase and transportation of equipment of which included the once through steam generator (“OTSG”), production tanks, water treatment plant, and power generators; installation and construction of the steam plant facility; testing and commissioning; the purchase of the water source and disposal wells and expenditures to connect these water wells with pipelines to the steam plant facility along with a fuel source tie-in pipeline; equipment for processing and treating the bitumen production at the SAGD facility site; and the monthly operating expenses associated with the steaming and production of the SAGD well pair up to September 30, 2018. The capital costs to complete the SAGD Project steam plant facility with one SAGD well pair was approximately $26.5 million (Cdn $34.8 million) on a 100% working interest basis, of which the Company’s share was covered under the Farmout Agreement. These capital costs do not include the start-up operating expenses to initiate oil production from the SAGD well pair.

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

The first SAGD well pair, for the SAGD Project, was drilled to a vertical depth of approximately 650 meters with a horizontal length of 780 meters each. Steam injection commenced in May 2014 and production started in September of 2014. Production from this one SAGD well pair increased significantly over the 18-month period it produced. Over January and February of 2016 production from the SAGD Project averaged 615 bopd, on a 100% basis (154 bopd net to us), with an average SOR of 2.1 from one SAGD well pair. The SOR is reflective of the amount of steam needed to produce one barrel of oil. This SAGD Project was temporarily suspended at the end of February 2016. The Company anticipates that a reactivation of the existing SAGD Project facility and current SAGD well pair will be part of a potential commercial expansion. In early May of 2016, an amended application was submitted to the Alberta Energy Regulator (“AER”) for an expansion of the existing SAGD Project facility site which would potentially increase the operation for up to a total of eight SAGD well pairs. This expansion application sought approval to expand the current SAGD Project facility site to 3,200 bopd (100% basis). The Company anticipates that only five SAGD well pairs will need to be operating to achieve this production level. The expanded facility will be designed to handle up to 3,200 bopd. The AER approval for this expansion of the Company’s existing SAGD Project was granted in December of 2017. While the joint venture has not yet approved to expand the SAGD Project facility, currently the SAGD Project continues to move forward with engineering and identification of long lead time items towards potential expansion to 3,200 bopd and future commercial development at Sawn Lake.

Capitalized Costs Relating Specifically to the SAGD Project

The Company entered into a Farmout Agreement dated July 31, 2013, whereby the Company’s operating costs of the SAGD Project are paid in full by the Farmee in accordance with the Farmout Agreement; therefore, the Company has not capitalized any of the capital costs and operating expenses paid by the Farmee to the operator of the SAGD Project. See Note 4 herein “Capitalization of Costs Incurred in Oil and Gas Activities”.

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

Disclosure Controls and Procedures

As of the end of the fiscal year ended September 30, 2018, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) was carried out under the supervision and with the participation of our principal executive officer and principal financial officer. Based upon that evaluation our principal executive officer and principal financial officer have concluded that as of the end of that fiscal year, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Our management, which included our principal executive officer and principal financial officer, assessed our internal control over financial reporting as of September 30, 2018. This assessment was based on criteria for effective internal control over financial reporting described in the internal control integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of September 30, 2018, our internal control over financial reporting was effective.

Attestation Report of the Independent Registered Public Accounting Firm

We are a smaller reporting and emerging growth company within the meaning of Rule 12b-2 under the Exchange Act. Therefore, this Annual Report is not required to include an attestation report of our independent registered public accounting firm, with respect to our internal control over financial reporting. Turner Stone’s audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of our internal control over financial reporting. Accordingly, Turner Stone expressed no such opinion on our internal control over financial reporting as of September 30, 2018.

Changes in Internal Control Over Financial Reporting

There was no change in our internal controls over financial reporting during the year end covered by this Annual Report on Form 10-K that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

Our Company reported all information that was required to be disclosed on Form 8-K during the fourth quarter of the fiscal year ended September 30, 2018, as covered by this Annual Report.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

As of September 30, 2018, the directors and executive officers of Deep Well are as follows:

Name	Age	Director Since	Position/Office
Dr. Horst A. Schmid	85	2004	Director and Chairman of the Board, President and Chief Executive Officer
Mr. Said Arrata	78	2011	Director
Mr. Satya Brata Das	62	2011	Director
Mr. Pascal Nodé-Langlois	71	2013	Director
Mr. Colin P. Outtrim	68	2014	Director
Mr. David Roff	47	2006	Director
Mr. Curtis Sparrow	61	2004	Director and Chief Financial Officer, Corporate Secretary and Treasurer
Mr. Malik Youyou	65	2008	Director

Biographies of Directors and Executive Officers

Brief biographies of the directors and executive officers of Deep Well are set forth below. All directors hold office until the next shareholders’ meeting or until their death, resignation, retirement, removal, disqualification or until their successors have been elected and qualified. Vacancies in the existing Board may be filled by majority vote of the remaining directors. Officers of our Company serve at the will of the Board. As of September 30, 2018, there were no written employment contracts outstanding for officers, other than the consulting contracts as disclosed herein.

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

Mr. Colin P. Outtrim has served as director of Deep Well since November 17, 2014. Mr. Outtrim is a highly experienced petroleum engineer bringing with him extensive reservoir appraisal knowledge to the Company. Mr. Outtrim has over 40 years of experience in the global petroleum reserves and resources industry and has conducted and or participated in several hundred reservoir engineering and economic evaluation projects covering oil, gas and geothermal properties in all parts of the world having asset values from between one million to 20 billion dollars. Early in his career he worked with the Alberta Government Energy Resources and Conversation Board (now known as the Alberta Energy Regulator or “AER”) as a Reserves Engineer assessing the Alberta oil sands, at which time he also published and co-authored a paper entitled “The Oil Sands Reserves of Alberta”. From 1992 to 2004, he was the co-founder, President and CEO of Outtrim Szabo Associates Ltd. which served petroleum companies undertaking energy developments around the world. In 2004, Outtrim Szabo Associates Ltd. was acquired by DeGolyer and Mr. Outtrim became president and a director of DeGolyer until his retirement in 2012. From 2008 to 2012, the Company engaged DeGolyer to prepare the Company’s independent reserves and resources analysis reports, at which time Mr. Outtrim was providing independent consulting engineering services to the Company through DeGolyer. His career has provided him broad experience reporting to audit committees as a “qualified reserves evaluator and auditor”. He is one of a few expert members from around the world selected to sit on and serve as a technical member of the Experts Group sub-committee on the United Nations Economic Commission for Europe, the United Nations Framework Classification for the standardization of petroleum reserves and resource definitions, and has recently completed a three-year term on the board of trustees of the Society of Petroleum Engineers Canadian Educational Trust Fund as trustee and treasurer. He is currently serving as director and reserves audit committee chairman of CaiTerra International Energy Corporation and currently provides reservoir engineering advisory services to Tallahassee Resources Inc. He is also the past chairman of the Petroleum Society of the Canadian Institute of Mining. Mr. Outtrim holds a Bachelors of Applied Science in Geological Engineering from the University of British Columbia and is a registered Petroleum Engineer. Mr. Outtrim completed his professional qualifications at the highest level with the Institute of Corporate Directors (“ICD”) and attained his ICD.D designation.

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

Based solely on the review of Forms 3 and 4 received by our Company during the September 30, 2018 fiscal year, as required under Section 16(a)(2) of the Exchange Act, the following directors, although they reported all their transactions as required on either a Form 3 or Form 4, did not report on a timely basis: Dr. Horst A. Schmid filed one Form 4 late (relating to 6 transactions), Mr. Said Arrata filed one Form 4 late (relating to 3 transactions), Mr. Satya Das filed one Form 4 late (relating to 3 transactions), Mr. David Roff filed one Form 4 late (relating to 3 transactions), Mr. Curtis Sparrow filed one Form 4 late (relating to 6 transactions), and Mr. Malik Youyou filed one Form 4 late (relating to 3 transactions).

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

Corporate Governance

Director Independence

Our Board with the assistance of management, reviews and determines director independence requirements for each director, based on the NASDAQ standards for director independence as set forth by the NASDAQ Stock Market Rule 5605(a)(2) and pursuant to Rule 10A-3 of the Exchange Act of 1934. Our Board determined that as of September 30, 2017 and 2018, the Company’s Board consisted of five independent and three non-independent directors. It was determined that Dr. Horst A. Schmid and Mr. Curtis Sparrow, who serve as directors of our Company, are not independent because they serve our Company as President and CEO and Chief Financial Officer, respectively. It was also determined that Mr. Malik Youyou, who serves as a director of our Company, is not independent because he owns a controlling interest of our Company’s issued and outstanding common stock. The directors of our Company, when they became directors and our Company’s opinion as to each director’s independence are as follows:

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

Compensation Committee

Provisionally our entire Board, which has a majority of independent directors, will act and fulfill the role of our Compensation committee. Of our eight directors serving on our Board, Dr. Horst A. Schmid, Mr. Curtis Sparrow and Mr. Malik Youyou have been determined by our Board not to be independent directors under director independence standards noted above. During the September 30, 2018 fiscal year Dr. Horst A. Schmid and Mr. Curtis Sparrow served as officers of our Company.

On or about July 31, 2018, a majority of shareholders approved by written consent, on a non-binding basis, the compensation paid to our Company's named executive officers.

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

Summary Compensation Table

The following table provides information about the compensation paid to, earned or received during the two fiscal years ended September 30, 2018 and September 30, 2017, by the executive officers listed below (the “Named Executive Officers”).

Executive Compensation Summary
Name and Principal Position	Fiscal Year Sept. 30	Fee		Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation		Total

Dr. Horst A. Schmid (1)	2018	$–	(2)	$–	$–	$–	$–	$–	$9,505	(2)	$9,505
President and	2017	$–	(2)	$–	$–	$–	$–	$–	$–		$–
Chief Executive Officer

Mr. Curtis Sparrow (3)	2018	$139,050	(4)	$–	$–	$–	$–	$–	$5,119	(4)	$144,169	(5)
Chief Financial Officer	2017	$144,234	(4)	$–	$–	$–	$–	$–	$3,869	(4)	$148,103	(5)

(1) Dr. Horst A. Schmid has served our Company as director and Chairman of the Board since February 6, 2004. Since June 29, 2005 to present Dr. Schmid has been the President and Chief Executive Officer of our Company.

(2) Portwest Investments Ltd. (“Portwest”), a company owned 100% by Dr. Horst A. Schmid, provided services as Chief Executive Officer and President to our Company for $Nil for the 2018 fiscal year and $Nil for the 2017 fiscal year. Portwest Investments Ltd. was reimbursed for expenses paid that were related to health care in the amount of 9,505 (Cdn $12,305) for the 2018 fiscal year and $Nil for the 2017 fiscal year.

(3) Mr. Curtis Sparrow has served our Company as director since February 6, 2004. Since February 9, 2004 Mr. Sparrow has been the Chief Financial Officer, Corporate Secretary and Treasurer of our Company.

(4) Concorde Consulting, a company owned 100% by Mr. Curtis Sparrow, provided services as Chief Financial Officer to our Company for $144,169 (Cdn $180,000) for the 2018 fiscal year and $148,103 (Cdn $180,000) for the 2017 fiscal year. Concorde Consulting was reimbursed for expenses paid that were related to health care in the amount of $5,119 (Cdn $6,626) related to the 2018 fiscal year and $3,869 (Cdn $4,828) related to the 2017 fiscal year.

(5) Mr. Sparrow’s September 30, 2018 and 2017 fiscal year fees were converted to US$ based on the year-end exchange rates of $0.7725 and $0.8013, respectively.

Compensation Arrangements for Executive Officers

Our Company currently does not provide retirement benefits to its executive officers.

Our Company has entered into a contract with Concorde Consulting, a company owned 100% by Mr. Curtis Sparrow for providing services as Chief Financial Officer to our Company for Cdn$15,000 per month. As of September 30, 2018, our Company owed Concorde Consulting $Nil for services provided to our Company.

On June 20, 2013, and as herein reported under the Executive Compensation Summary table above, our Board granted Dr. Schmid and Mr. Sparrow, as directors of our Company, options to purchase 450,000 shares each of common stock at an exercise price of $0.05 per common share, one-third vesting immediately, one-third vesting on June 20, 2014, and one-third on June 20, 2015. Between June 8 to 10, 2018, five directors, two contractors and one employee of our Company, exercised a total of 3,150,000 of their option shares at an exercise price of $0.05 by way of a cashless exercise to acquire a total of 899,998 common shares of our Company, based upon the market value of our Company’s common stock of $0.07 per share on June 8, 2018, whereby 2,250,002 common shares were withheld by our Company to pay for the exercise price of the options. On June 19, 2018, one director of our Company acquired 300,000 common shares of our Company upon exercising his stock options, at an exercise price of $0.05 per common share for total gross proceeds to our Company of $15,000.

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

Outstanding Equity Awards Granted to Executive Officers at September 30, 2018
	Options Awards (1)					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Portwest Investments Ltd. (1)	1,200,000	–	–	$0.38	09/19/2019	–	–	–	–
Concorde Consulting (2)	1,200,000	–	–	$0.38	09/19/2019	–	–	–	–

(1)	On September 19, 2014, our Board granted Portwest, options to purchase 1,200,000 shares of common stock at an exercise price of $0.38 per share of common stock, with one-half vesting immediately and one-half vesting on September 19, 2015. See the Executive Compensation table for more disclosure. As of the date of this report Portwest had not exercised any of these stock options.

(2)	On September 19, 2014, our Board granted Concorde Consulting, options to purchase 1,200,000 shares of common stock at an exercise price of $0.38 per share of common stock, with one-half vesting immediately and one-half vesting on September 19, 2015. See the Executive Compensation table for more disclosure. As of the date of this report Concorde Consulting had not exercised any of these stock options.

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

For the year ended September 30, 2018, our Company recorded no share-based compensation expense related to stock options (September 30, 2017 - $2,314). As of September 30, 2018, there was no unrecognized compensation cost related to option awards. Compensation expense is based upon straight-line depreciation of the grant-date fair value over the vesting period of the underlying unit option.

Director Compensation at September 30, 2018
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dr. Horst A. Schmid	Disclosed in the Summary Compensation Table above.
Mr. Said Arrata(1)	–	–	–	–	–	–	–
Mr. Satya Brata Das(2)	–	–	–	–	–	–	–
Mr. Pascal Nodé-Langlois(3)	–	–	–	–	–	–	–
Mr. Colin P. Outtrim(4)	–	–	–	–	–	–	–
Mr. David Roff(5)	–	–	–	–	–	–	–
Mr. Curtis James Sparrow	Disclosed in the Summary Compensation Table above.
Mr. Malik Youyou(6)	–	–	–	–	–	–	–

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

(4) Mr. Colin P. Outtrim has served our Company as director since November 17, 2014. Mr. Outtrim has no outstanding unvested stock options.

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

Securities Authorized for Issuance under Equity Compensation Plans

As of September 30, 2018, with respect to shares of Deep Well common stock that may be issued under our existing equity compensation plan, see Item 5 “Equity Compensation Plan Information” of this Annual Report on Form 10-K.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the number and percentage of the beneficial ownership of shares of Deep Well’s outstanding common stock as of November 30, 2018 by each person or group known by us to be the beneficial owner of more than 5%, and all of our directors and executive officers individually and as a group.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Name and Address of Beneficial Owner	Title of Class	Number of Shares Beneficially Owned (1) (2)	Percentage of Class Beneficially Owned		Nature of Beneficial Ownership

Malik Youyou (†) Director Sadovnicheskeya nab 69 Moscow 115035, Russia	Common	115,456,091	49.94	%(3)	Direct and Indirect

MP West Canada SAS Beneficial Owner of 5% or more 51, Rue D’Anjou, Paris, 75008, France	Common	45,111,778	19.56	(4)	Direct

Dr. Horst A. Schmid (†) Director and Chairman of the Board, President and Chief Executive Officer Suite 700, 10150 - 100 Street Edmonton, Alberta T5J 0P6 Canada	Common	5,451,428	2.35	%(5)	Direct and Indirect

Mr. Curtis J. Sparrow (†) Director, Chief Financial Officer, Corporate Secretary and Treasurer Suite 700, 10150 - 100 Street Edmonton, Alberta T5J 0P6 Canada	Common	3,778,571	1.63	%(6)	Direct and Indirect

Mr. Satya Brata Das (†) Director Suite 710, 10150 - 100 Street Edmonton, Alberta T5J 0P6 Canada	Common	1,907,381		*(7)	Direct and Indirect

Mr. Said Arrata (†) Director #408, 600 Princeton Way SW Calgary, Alberta T2P 5N4 Canada	Common	1,785,714		*(8)	Direct

Mr. Pascal Nodé-Langlois (†) Director c/o Parfinance SA 65 rue du Rhone 1204 Geneva, Switzerland	Common	1,644,311		*(9)	Indirect

Mr. David Roff (†) Director Suite 700, 10150 - 100 Street NW Edmonton, Alberta T5J 0P6 Canada	Common	1,448,155		*(10)	Direct

Mr. Colin P. Outtrim (†) Director 331 Rocky Ridge Dr. NW Calgary, AB T3G 4P4 Canada	Common	600,000		*(11)	Direct

(†) All Officers and Directors as a Group	Common	132,071,651	57.12%		Direct and Indirect

*	Less than 1%

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

(2) Based on 230,574,603 of our Company’s common shares issued and outstanding on November 30, 2018. For calculating the percentage of beneficial ownership separately for each person, his or her options, warrants or both that can be acquired within 60 days are included in both the numerator and the denominator.  For the directors as a group, their collective options and warrants that can be acquired within 60 days are included in both the numerator and the denominator when calculating their group percentage ownership. The following footnotes are based solely upon the review of Forms 3, 4, and Schedule 13Ds filed with the SEC by each person or company below.

(3) Mr. Malik Youyou has served the Company as director since August 20, 2008. As of November 30, 2018, Mr. Youyou beneficially owns 115,456,091 shares of our common stock, of which (i) 104,783,897 shares are held by Mr. Youyou directly; (ii) 10,072,194 shares are held indirectly by Westline Enterprises Limited, a corporation 100% owned by Mr. Youyou; and (iii) Mr. Youyou presently directly holds exercisable options to acquire 600,000 shares of our Company’s common stock. Assuming the issuance of 600,000 shares of our Company’s common stock, pursuant to the exercise of Mr. Youyou’s presently exercisable options, Mr. Youyou would beneficially own 49.94% of our Company’s outstanding common stock. As of November 30, 2018, Mr. Youyou has not exercised any of these currently outstanding options and without the exercise of Mr. Youyou’s outstanding options, Mr. Youyou has a 49.81% ownership of our Company’s issued and outstanding common stock.

(4) Based solely on our statement of security holder listing report received from our transfer agent on November 30, 2018, MP West Canada SAS owns 45,111,778 shares of our common stock and based on this report MP West Canada SAS owns 19.56% of our Company’s issued and outstanding common stock.

(5) Dr. Horst A. Schmid has served our Company as director and Chairman of the Board since February 6, 2004. Dr. Schmid has also served our Company as President and Chief Executive Officer since June 29, 2005. As of November 30, 2018, Dr. Schmid beneficially owns 5,451,428 shares of our Company’s common stock, of which (i) 235,714 shares are held directly; (ii) 2,565,714 shares are held indirectly by Portwest Investments Ltd. and another 850,000 shares are held indirectly by Trans World Factors Inc., both of which are private corporations 100% owned by Dr. Schmid; (iii) Dr. Schmid presently indirectly holds exercisable options through Portwest Investments Ltd., to acquire 1,200,000 shares of our Company’s common stock; and (iv) Dr. Schmid presently directly holds exercisable options to acquire an additional 600,000 shares of our Company’s common stock. Assuming the issuance of 1,800,000 shares of our Company’s common stock, pursuant to the exercise of Dr. Schmid’s presently exercisable options, Dr. Schmid would beneficially own 2.35% of our Company’s outstanding common stock. As of November 30, 2018, Dr. Schmid has not exercised any of these currently outstanding options and without the exercise of Dr. Schmid’s outstanding options, Dr. Schmid has a 1.58% ownership of our Company’s issued and outstanding common stock.

(6) Mr. Sparrow has served the Company as director and Chief Financial Officer since February 9, 2004. As of November 30, 2018, Mr. Sparrow beneficially owns 3,778,571 shares of our Company’s common stock, of which (i) 600,000 shares are held directly; (ii) 1,378,571 shares are held indirectly by Concorde Consulting, a private corporation owned 100% by Mr. Sparrow; (iii) Mr. Sparrow presently indirectly holds exercisable options through Concorde Consulting, to acquire 1,200,000 shares of our Company’s common stock; and (v) Mr. Sparrow also presently directly holds exercisable options to acquire an additional 600,000 shares of our Company’s common stock. Assuming the issuance of 1,800,000 shares of our Company’s common stock, pursuant to the exercise of Mr. Sparrow’s presently exercisable options, Mr. Sparrow would beneficially own 1.63% of our Company’s outstanding common stock. As of November 30, 2018, Mr. Sparrow has not exercised any of these currently outstanding options and without the exercise of Mr. Sparrow’s outstanding options, Mr. Sparrow has a 0.86% ownership of our Company’s issued and outstanding common stock.

(7) Mr. Satya Brata Das has served our Company as director since March 8, 2011. As of November 30, 2018, Mr. Das beneficially owns 1,907,381 shares of our Company’s common stock, of which (i) 475,714 shares are held directly; (ii) 831,667 are held indirectly by Cambridge Strategies Inc., a company 50% owned by Mr. Satya Brata Das and 50% owned by his wife; (iii) Mr. Das also presently indirectly holds through Cambridge Strategies Inc., exercisable options to acquire an additional 600,000 shares of our Company’s common stock. Assuming the issuance of 600,000 shares of our Company’s common stock, pursuant to the exercise of Mr. Das’ presently exercisable options, Mr. Das would beneficially own 0.83% of our Company’s outstanding common stock. As of November 30, 2018, Mr. Das has not exercised any of these currently outstanding options and without the exercise of Mr. Das’ outstanding options, Mr. Das has a 0.57% ownership of our Company’s issued and outstanding common stock.

(8) Mr. Said Arrata has served our Company as director since March 8, 2011. As of November 30, 2018, Mr. Arrata beneficially owns 1,785,714 shares of our Company’s common stock of which (i) 1,185,714 shares are held directly; and (ii) Mr. Arrata presently holds directly exercisable options to acquire an additional 600,000 shares of our Company’s common stock. Assuming the issuance of 600,000 shares of our Company’s common stock, pursuant to the exercise of Mr. Arrata’s presently exercisable options, Mr. Arrata would beneficially own 0.77% of our Company’s outstanding common stock. As of November 30, 2018, Mr. Arrata has not exercised any of these currently outstanding options and without the exercise of Mr. Arrata’s outstanding options, Mr. Arrata has a 0.51% ownership of our Company’s issued and outstanding common stock.

(9) Mr. Pascal Nodé-Langlois has served our Company as director since December 4, 2013. As of November 30, 2018, Mr. Nodé-Langlois beneficially owns 1,644,311 shares of our Company’s common stock of which (i) 594,311 shares are held indirectly through Voltaire Group SA, a company 100% owned by Mr. Nodé-Langlois; and (ii) Mr. Nodé-Langlois presently indirectly holds through Voltaire Group SA, exercisable options to acquire an additional 1.050,000 shares of our Company’s common stock. Assuming the issuance of 1,050,000 shares of our Company’s common stock, pursuant to the exercise of Mr. Nodé-Langlois’ presently exercisable options, Mr. Nodé-Langlois would beneficially own 0.71% of our Company’s outstanding common stock. As of November 30, 2018, Mr. Nodé-Langlois has not exercised any of these currently outstanding options and without the exercise of Mr. Nodé-Langlois’ outstanding options, Mr. Nodé-Langlois has a 0.26% ownership of our Company’s issued and outstanding common stock.

(10) Mr. David Roff has served our Company as director since April 3, 2006. As of November 30, 2018, Mr. Roff beneficially owns 1,448,155 shares of our Company’s common stock of which (i) 848,155 shares are held directly; and (ii) Mr. Roff presently directly holds exercisable options to acquire an additional 600,000 shares of our Company’s common stock. Assuming the issuance of 600,000 shares of our Company’s common stock, pursuant to the exercise of Mr. Roff’s presently exercisable options, Mr. Roff would beneficially own 0.63% of our Company’s outstanding common stock. As of November 30, 2018, Mr. Roff has not exercised any of these currently outstanding options and without the exercise of Mr. Roff’s outstanding options, Mr. Roff has a 0.37% ownership of our Company’s issued and outstanding common stock.

(11) Mr. Colin Outtrim has served the Company as director since November 17, 2014. As of November 30, 2018, Mr. Outtrim beneficially owns 600,000 shares of our Company’s common stock of which Mr. Outtrim presently directly holds exercisable options to acquire 600,000 shares of our Company’s common stock.  Assuming the issuance of 600,000 shares of our Company’s common stock, pursuant to the exercise of Mr. Outtrim’s presently exercisable options, Mr. Outtrim would beneficially own 0.26% of our Company’s outstanding common stock. As of November 30, 2018, Mr. Outtrim has not exercised any of these currently outstanding options and without the exercise of Mr. Outtrim’s outstanding options, Mr. Outtrim has a 0% ownership of our Company’s issued and outstanding common stock.

Changes in Control

Except as described below, Deep Well is not aware of any arrangement that may result in a change in control of Deep Well or its subsidiary companies.

As of November 30, 2018, and based solely on Mr. Malik Youyou’s filed Form 4s and most recent Schedule 13D, Mr. Youyou, a director of our Company, beneficially owns 115,456,091 common shares of Deep Well, representing 49.94% of Deep Well’s outstanding shares of common stock (assuming the exercise of all outstanding options held by Mr. Youyou).

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

For the fiscal year ending September 30, 2018 and September 30, 2017, we paid Concorde Consulting, a company 100% owned by Mr. Curtis James Sparrow, $139,050 and $144,234, respectively, for consulting services provided to our Company for professional services provided to our Company as Chief Financial Officer and Corporate Secretary. Mr. Sparrow is also a director of our Company.

Mr. Malik Youyou has served the Company as director since August 20, 2008. As of November 30, 2018, Mr. Youyou beneficially owns 115,456,091 shares of our common stock, of which (i) 104,783,897 shares are held by Mr. Youyou directly; (ii) 10,072,194 shares are held indirectly by Westline Enterprises Limited, a corporation 100% owned by Mr. Youyou; and (iii) Mr. Youyou presently directly holds exercisable options to acquire 600,000 shares of our Company’s common stock. Assuming the issuance of 600,000 shares of our Company’s common stock, pursuant to the exercise of Mr. Youyou’s presently exercisable options, Mr. Youyou would beneficially own 49.94% of our Company’s outstanding common stock. As of November 30, 2018, Mr. Youyou has not exercised any of these currently outstanding options and without the exercise of Mr. Youyou’s outstanding options, Mr. Youyou has a 49.81% ownership of our Company’s issued and outstanding common stock.

Director Independence

See the disclosure under Item 10 “Directors, Executive Officers and Corporate Governance” of this Annual Report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table is a summary of the fees billed to us by Turner Stone for professional services for the fiscal years as disclosed in the table below:

Fee Category	Fees Billed in Fiscal 2018	Fees Billed in Fiscal 2017

Audit Fees	$119,505	$40,720
Audit-Related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–
Total Fees	$119,505	$40,720

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

Our Board of Directors, acting as the Audit Committee, engaged Turner Stone as our independent registered public accounting firm, effective April 30, 2018, to audit and render an opinion on our consolidated financial statements for the fiscal year ending September 30, 2018 and to review our quarterly consolidated financial statements for the periods ending December 31, 2017, March 31, 2018 and June 30, 2018. Our Board of Directors, acting as the Audit Committee, engaged Turner Stone as our independent registered public accounting firm, effective March 9, 2018, to audit and render an opinion on our consolidated financial statements for the fiscal year ending September 30, 2017 and to review our quarterly consolidated financial statements for the periods ending December 31, 2016, March 31, 2017 and June 30, 2017. Our Board of Directors, acting as the Audit Committee, pre-approved all audit and non-audit services provided by Turner Stone for the fiscal years ending September 30, 2018 and September 30, 2017. Further our Board of Directors, acting as the Audit Committee, considered the nature and amount of the fees billed by Turner Stone, and believes that the provision of the services for activities unrelated to the audit of our September 30, 2018 and September 30, 2017 financial statements is compatible with maintaining the independence of Turner Stone.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements filed with this Annual Report

The following listed financial statements and report of independent registered public accounting firm are filed as part of this Annual Report (see disclosure under Item 8 “Financial Statements and Supplementary Data” of this Annual Report for further information)

1.	Consolidated Balance Sheets for September 30, 2018 and 2017.
2.	Consolidated Statements of Operations for the years ended September 30, 2018 and 2017.
3.	Consolidated Statements of Shareholders’ Equity for the period from September 30, 2018 to September 30, 2017.
4.	Consolidated Statements of Cash Flows for the years ended September 30, 2018 and 2017.
5.	Notes to the Consolidated Financial Statements.
6.	Turner, Stone & Company, L.L.P. Report of Independent Registered Public Accounting Firm.

Financial Statement Schedules filed with this Annual Report

None.

Exhibits

The following Exhibits have been or are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit No.	Description
2.1	Liquidating Plan of Reorganization of Allied Devices Corporation, now known as Deep Well Oil & Gas, Inc. (incorporated by reference to Exhibit 2.1 to our Form 10-K/A filed on January 28, 2004).
2.2	Order and Plan of Reorganization of the U.S. Bankruptcy Court in and for the Eastern District of New York, In re: Allied Devices Corporation, Chapter 11, Case No. 03-80962-511, dated September 10, 2003 (incorporated by reference to Exhibit 2.2 to our Form 10-K/A filed on January 28, 2004).
3.1	Restated and Amended Articles of Incorporation filed with and accepted by the Secretary of State of Nevada on October 22, 2003, changing the name to “Deep Well Oil and Gas, Inc.” and otherwise implementing the Plan (incorporated by reference to Exhibit 3.1 to our Form 10-K/A filed on January 28, 2004).
3.2	Amended Articles of Incorporation filed with the State of Nevada on February 27, 2004, reflecting our two (2) shares for one (1) share forward stock split (incorporated by reference to Exhibit 3.1 to our Form 8-K filed on March 5, 2004).
3.3	Amended Articles of Incorporation filed with the State of Nevada on May 5, 2004, reflecting our three (3) shares for one (1) share forward stock split (incorporated by reference to Exhibit 3.2 to our Form 8-K filed on May 7, 2004).
3.4	Registrant’s By-laws, filed with Form 10-KSB on February 23, 2007 (incorporated by reference to Exhibit 3.4 to our Form 10-KSB filed on February 23, 2007).
3.5	Registrant’s Amended and Restated By-laws, filed with Form 8-K on September 3, 2009 (incorporated by reference to Exhibit 3.1 to our Form 8-K filed on September 3, 2009).
3.6	Amended Articles of Incorporation filed with the State of Nevada on May 15, 2013 and effective on May 24, 2013, increasing the aggregate number of shares which the Company has authority to issue from 300,000,000 common shares, with $0.001 par value per share, to 600,000,000 shares of common stock, with $0.001 par value per share (incorporated by reference to Exhibit 3.1 to our Form 8-K filed on May 17, 2013).
3.7	Registrant’s Amended and Restated By-laws, filed with Form 8-K on October 5, 2015 (incorporated by reference to Exhibit 3.1 to our Form 8-K filed on October 5, 2015).
4.1	Form of Warrant issued pursuant to a Subscription Agreement dated effective November 23, 2012 by and among our Company with one investor related to one Private Placement offering (incorporated by reference to Exhibit 4.2 to our Form 8-K filed on December 12, 2012).
4.2*	Form of Warrant issued pursuant to a Subscription Agreement dated July 10, 2013 by and among our Company with a consultant of our Company related to an Amending Agreement by and between Northern Alberta Oil Ltd. and Portwest Investments Ltd., dated July 10, 2013 (incorporated by reference to Exhibit 4.2 to our Form 8-K filed on July 17, 2013).
10.1*	Consulting agreement by and between Northern Alberta Oil Ltd. and Concorde Consulting, dated July 1, 2005 (incorporated by reference to Exhibit 10.17 to our Form 10-KSB filed on February 23, 2007).
10.2*	Deep Well Oil & Gas, Inc. Stock Option Plan, effective November 28, 2005 and amended December 4, 2013 (incorporated by reference to Exhibit 10.3 to our Form 10-K filed on January 13, 2015).
10.3	Sample Stock Option Agreement issued on March 23, 2011, to six directors (Mr. Said Arrata, Mr. Satya Brata Das, Mr. David Roff, Dr. Horst A. Schmid, Mr. Curtis Sparrow and Mr. Malik Youyou) of the Company (incorporated by reference to Exhibit 10.4 to our Form 10-K filed on January 13, 2015).
10.4	Form of Subscription Agreement dated effective November 23, 2012 by and among our Company with one investor (incorporated by reference to Exhibit 4.1 to our Form 8-K filed on December 12, 2012).
10.5	Form of Purchase and Sale Agreement effective December 3, 2012 by and among our Company and 1132559 Alberta Ltd. (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on December 17, 2012).
10.6	Sample Stock Option Agreement issued on June 20, 2013, to six directors (Mr. Said Arrata, Mr. Satya Brata Das, Mr. David Roff, Dr. Horst A. Schmid, Mr. Curtis Sparrow and Mr. Malik Youyou) of the Company (incorporated by reference to Exhibit 10.7 to our Form 10-K filed on January 13, 2015).
10.7*	Stock Option Agreement issued on June 20, 2013, to Concorde Consulting (incorporated by reference to Exhibit 10.8 to our Form 10-K filed on January 13, 2015).
10.8*	Stock Option Agreement issued on June 20, 2013, to Portwest Investments Ltd. (incorporated by reference to Exhibit 10.9 to our Form 10-K filed on January 13, 2015).
10.9	Sample Stock Option Agreement issued on June 20, 2013, to one employee of the Company (incorporated by reference to Exhibit 10.10 to our Form 10-K filed on January 13, 2015).
10.10*	Form of Subscription Agreement dated July 10, 2013 by and among our Company with a consultant of our Company, related to an Amending Agreement by and between Northern Alberta Oil Ltd. and Portwest Investments Ltd., dated July 10, 2013 (incorporated by reference to Exhibit 4.1 to our Form 8-K filed on July 17, 2013).

10.11	Form of Subscription Agreement dated effective July 31, 2013 by and among our Company with one investor (incorporated by reference to Exhibit 4.1 to our Form 8-K filed on August 5, 2013 and Exhibit 4.1 to our Form 8-K/A filed on October 15, 2013).
10.12	Farmout Agreement between the Company and Farmee dated July 31, 2013 (incorporated by reference to Exhibit 10.1 to our Form 8-K/A filed on October 15, 2013).
10.13	SAGD Demonstration Project Agreement dated July 30, 2013 between the Company and its joint venture partner (incorporated by reference to Exhibit 4.1 to our Form 8-K filed on August 21, 2013).
10.14	Stock Option Agreement issued on October 28, 2013, to a contractor of the Company (incorporated by reference to Exhibit 10.16 to our Form 10-K filed on January 13, 2015).
10.15	Stock Option Agreement issued on December 4, 2013, to a director (Mr. Pascal Node-Langlois) of the Company (incorporated by reference to Exhibit 10.17 to our Form 10-K filed on January 13, 2015).
10.16	Acquisition of Royalty Interest Agreement dated March 18, 2014 between Northern Alberta Oil Ltd. and JV Partner (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on July 3, 2014).
10.17	General Indenture of Conveyance, Assignment and Transfer Agreement dated March 18, 2014 between Northern Alberta Oil Ltd. and JV Partner (incorporated by reference to Exhibit 10.2 to our Form 8-K filed on July 3, 2014).
10.18	Acquisition of Royalty Interest Agreement dated June 16, 2014 between Northern Alberta Oil Ltd. and Mr. Malik Youyou (incorporated by reference to Exhibit 10.3 to our Form 8-K filed on July 3, 2014).
10.19	General Indenture of Conveyance, Assignment and Transfer Agreement dated June16, 2014 between Northern Alberta Oil Ltd. and Mr. Malik Youyou (incorporated by reference to Exhibit 10.4 to our Form 8-K filed on July 3, 2014).
10.20	Sample Stock Option Agreement issued on September 19, 2014, to seven directors (Mr. Said Arrata, Mr. Satya Brata Das, Mr. Pascal Node-Langlois, Mr. David Roff, Dr. Horst A. Schmid, Mr. Curtis Sparrow and Mr. Malik Youyou) of the Company (incorporated by reference to Exhibit 10.22 to our Form 10-K filed on January 13, 2015).
10.21*	Sample Stock Option Agreement issued on September 19, 2014, to Concorde Consulting (incorporated by reference to Exhibit 10.23 to our Form 10-K filed on January 13, 2015).
10.22*	Sample Stock Option Agreement issued on September 19, 2014, to Portwest Investments Ltd. (incorporated by reference to Exhibit 10.24 to our Form 10-K filed on January 13, 2015).
10.23	Sample Stock Option Agreement issued on September 19, 2014, to one employee of the Company (incorporated by reference to Exhibit 10.25 to our Form 10-K filed on January 13, 2015).
10.24	Sample Indemnity Agreement with all directors of the Company (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on September 25, 2014).
10.25	Stock Option Agreement issued on November 17, 2014, to a director (Mr. Colin Outtrim) of the Company (incorporated by reference to Exhibit 10.27 to our Form 10-K filed on January 13, 2015).
10.26	Farmout Amending Agreement dated November 17, 2014 (incorporated by reference to Exhibit 10.2 to our Form 8-K filed on November 21, 2014).
14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to our Form 10-K filed on January 13, 2015).
16.1	Letter from Sadler Gibb to the Securities and Exchange Commission, dated July 18, 2017 (incorporated by reference to Exhibit 16.1 to our Form 8-K filed on July 20, 2017)
18.1	Preferability Letter of Turner, Stone & Company, LLP (incorporated by reference to Exhibit 18.1 to our Form 10-K filed on December 29, 2017).
21.1	Subsidiaries of Registrant.
23.1	Consent of DeGolyer and MacNaughton Canada Limited, independent petroleum engineers (incorporated by reference to Exhibit 23.1 to our Form 10-K filed on January 13, 2015).
23.2	Consent of DeGolyer and MacNaughton Canada Limited, independent petroleum engineers (incorporated by reference to Exhibit 23.2 to our Form 10-K filed on December 29, 2017).
31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
99.1	Insider Trading Policy (incorporated by reference to Exhibit 99.1 to our Form 10-K filed on January 13, 2015).
99.2	Amended Insider Trading Policy (incorporated by reference to Exhibit 99.2 to our Form 10-K filed on December 29, 2017).
99.3	Audit Committee Whistle-Blower Policy (incorporated by reference to Exhibit 99.2 to our Form 10-K filed on January 13, 2015).
99.4	Audit Committee Charter (incorporated by reference to Exhibit 99.3 to our Form 10-K filed on January 13, 2015).
99.5	Compensation Committee Charter (incorporated by reference to Exhibit 99.4 to our Form 10-K filed on January 13, 2015).
99.6	Corporate Governance and Nominating Committee Charter (incorporated by reference to Exhibit 99.5 to our Form 10-K filed on January 13, 2015).
99.7	Reserves and Resources Committee Charter (incorporated by reference to Exhibit 99.6 to our Form 10-K filed on January 13, 2015).
101	Interactive Data Files

*	Management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEEP WELL OIL & GAS, INC.

By	/s/ Horst A. Schmid
Dr. Horst A. Schmid
Chairman of the Board

Date	December 21, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Horst A. Schmid
Dr. Horst A. Schmid
Chief Executive Officer and President
(Principal Executive Officer)

Date	December 21, 2018

By	/s/ Curtis James Sparrow
Mr. Curtis James Sparrow
Chief Financial Officer
(Principal Financial Officer)

Date	December 21, 2018