Form 10-Q
period 2019-03-31
DEEP WELL OIL & GAS INC
filed 2019-05-15
CIK 869495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

As of the date of filing this quarterly report on Form 10-Q with the U.S. Securities and Exchange Commission (the “SEC”), Deep Well Oil & Gas, Inc. had outstanding 230,574,603 shares of common stock.

i

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)

Condensed Consolidated Balance Sheets

March 31, 2019 and September 30, 2018

	March 31,	September 30,
	2019	2018
	(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$104,223	$298,241
Accounts receivable	78,147	40,920
Prepaid expenses	26,792	24,730

Total Current Assets	209,162	363,891

Long term investments	389,275	398,055
Oil and gas properties, net, based on full cost method of accounting	22,021,316	21,975,868
Property and equipment, net	81,784	89,518

TOTAL ASSETS	$22,701,537	$22,827,332

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$20,903	$45,137
Accounts payable and accrued liabilities – related parties	434	–

Total Current Liabilities	21,337	45,137

Asset retirement obligations (Note 7)	486,947	493,467

TOTAL LIABILITIES	508,284	538,604
Commitments and contingencies (Note 11)

SHAREHOLDERS’ EQUITY
Common Stock: (Note 8)
Authorized: 600,000,000 shares at $0.001 par value Issued and outstanding: 230,574,603 shares (September 30, 2018 – 230,574,603 shares)	230,574	230,574
Additional paid in capital	43,104,276	43,104,276
Subscriptions receivable – related party	–	(15,000)
Accumulated deficit	(21,141,597)	(21,031,122)

Total Shareholders’ Equity	22,193,253	22,288,728

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$22,701,537	$22,827,332

See accompanying notes to the condensed consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)

(Unaudited)

Condensed Consolidated Statements of Operations and Comprehensive Loss

For the Three and Six Months Ended March 31, 2019 and 2018

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018

Revenue	$–	$–	$–	$–
Royalty refunds (expenses)	–	–	–	–
Revenue, net of royalty	–	–	–	–

Expenses
Operating expenses	3,820	25,127	43,480	65,557
Operating expenses covered by Farmout	(3,820)	(25,127)	(43,480)	(65,557)
General and administrative	39,566	55,505	93,421	174,865
Depreciation, accretion and depletion	11,411	13,050	22,853	26,075

Net loss from operations	(50,977)	(68,555)	(116,274)	(200,940)

Other income and expenses
Rental and other income	20	7,050	2,066	8,864
Interest income	1,923	1,465	3,733	2,901

Net loss and comprehensive loss	$(49,034)	$(60,040)	$(110,475)	$(189,175)

Net loss per common share
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Outstanding Shares (in thousands)
Basic and Diluted	230,574	229,374	230,574	229,374

See accompanying notes to the condensed consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)

(Unaudited)

Condensed Consolidated Statements of Changes in Shareholders’ Equity

For the Three and Six Months Ended March 31, 2019 and 2018

	Common Shares		Additional Paid in	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total
FOR THE SIX MONTHS ENDED MARCH 31, 2018
Balance at September 30, 2017	229,374,605	$229,374	$42,845,292	$–	$(20,700,991)	$22,373,675

Net operating loss for the quarter ended December 31, 2017	–	–	–	–	(129,135)	(129,135)

Balance at December 31, 2017	229,374,605	$229,374	$42,845,292	$–	$(20,830,126)	$22,244,540

Net operating loss for the quarter ended March 31, 2018	–	–	–	–	(60,040)	(60,040)

Balance at March 31, 2018	229,374,605	$229,374	$42,845,292	$–	$(20,890,166)	$22,184,500

FOR THE SIX MONTHS ENDED MARCH 31, 2019
Balance at September 30, 2018	230,574,603	$230,574	$43,104,276	$(15,000)	$(21,031,122)	$22,288,728

Subscription receivable collected	–	–	–	15,000	–	15,000
Net operating loss for the quarter ended December 31, 2018	–	–	–	–	(61,441)	(61,441)

Balance at December 31, 2018	230,574,603	$230,574	$43,104,276	$–	$(21,092,563)	$22,242,287

Net operating loss for the quarter ended March 31, 2019	–	–	–	–	(49,034)	(49,034)

Balance at March 31, 2019	230,574,603	$230,574	$43,104,276	$–	$(21,141,597)	$22,193,253

See accompanying notes to the condensed consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)

(Unaudited)

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended March 31, 2019 and 2018

	March 31,	March 31,
	2019	2018

CASH PROVIDED BY (USED IN):

Operating Activities
Net loss	$(110,475)	$(189,175)
Items not affecting cash:
Depreciation, accretion and depletion	22,853	26,075
Net changes in non-cash working capital (Note 10)	(63,089)	(82,942)

Net Cash Used in Operating Activities	(150,711)	(246,042)

Investing Activities
Purchase of equipment	(534)	–
Investment in oil and gas properties	(61,462)	(511,966)
Long term investments	3,689	2,541

Net Cash Used in Investing Activities	(58,307)	(509,425)

Financing Activities
Subscription receivable collected	15,000	–

Net Cash Provided by Financing Activities	15,000	–

Decrease in cash and cash equivalents	(194,018)	(755,467)

Cash and cash equivalents, beginning of period	298,241	1,097,651

Cash and cash equivalents, end of period	$104,223	$342,184

Supplemental Cash Flow Information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

See accompanying notes to the condensed consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)

(Unaudited)

Notes to the Condensed Consolidated Financial Statements

March 31, 2019

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

Under the full cost method, oil and gas properties are subject to the ceiling test performed quarterly. A ceiling test write-down is recognized in net earnings if the carrying amount of a cost centre exceeds the “cost centre ceiling”. The carrying amount of the cost centre includes the capitalized costs of proved oil and natural gas properties, net of accumulated depletion and deferred income taxes. The cost centre ceiling is the sum of (A) present value of the estimated future net cash flows from proved oil and natural gas reserves using a 10 percent per year discount factor, (B) the costs of unproved properties not being amortized, and (C) the lower of cost or fair value of unproved properties included in the costs being amortized; less (D) related income tax effects. As of March 31, 2019, no ceiling test write-downs were recorded for the Company’s oil and gas properties.

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

Revisions in estimated liabilities can result from revisions of estimated inflation rates, escalating retirement costs, and changes in the estimated timing of settling asset retirement obligations. As of March 31, 2019, and September 30, 2018, asset retirement obligations amount to $486,947 and $493,467, respectively. The Company has posted bonds, where required, with the Government of Alberta based on the amount the government estimates the cost of abandonment and reclamation to be.

Foreign Currency Translation

The functional currency of the Company is the US dollar, but the functional currency of the Company’s Canadian subsidiaries is the Canadian dollar. Consequently, monetary assets and liabilities are remeasured into United States dollars at the exchange rate on the balance sheet date and non-monetary items are remeasured at the rate of exchange in effect when the assets are acquired, or obligations incurred. Revenues and expenses are remeasured at the average exchange rate prevailing during the period. Foreign currency transaction gains and losses are included in results of operations.

Financial, Concentration and Credit Risk

The Company’s consideration or related financial credit risk related to cash and cash equivalents depends on if funds are fully insured by either The Canada Deposit Insurance Corporation (“CDIC”), or The Credit Union Deposit Guarantee Corporation (“CUDGC”) deposit insurance limit. As of March 31, 2019, the Company has approximately $11,852 funds that are in excess of deposit insurance limits, which may have financial credit risk. For the Company funds that are maintained in a financial institution which has its deposits fully guaranteed by CUDGC, there is no financial credit risk.

The Company is not directly subject to credit risk resulting from the concentration of its crude oil sales. For the period ending March 31, 2019 the Company recorded no oil sales.

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

The Company’s oil sands acreage as of March 31, 2019, covers 36,689 gross acres (28,814 net acres) of land under nine oil sands leases. Subsequently, in mid-April 2019, Alberta Energy completed their review and final approval of one section within one of the Company’s continuation applications, which received approval to continue another 633 gross acres (569 net acres). Until the Company extends its oil sands leases “into perpetuity”, based on the Alberta governmental regulations, the lease expiration dates of the Company’s nine oil sands leases are as follows:

1.	20,242 gross acres (13,284 net acres) under five oil sands leases were set to expiry on July 10, 2018. In November of 2017, the Company’s joint venture partner and operator of two of the five oil sands leases, submitted two continuation applications to the Alberta Oil Sands Tenure division to apply to continue 7,591 gross acres (1,898 net acres) and on January 29, 2018, approval was received from Alberta Energy to continue 6,958 gross acres (1,740 net acres). In June of 2018, the Company as operator of three of these five oil sands leases, submitted three continuation applications to the Alberta Oil Sands Tenure division to apply to continue another 7,591 gross acres (6,832 net acres) where resources were identified. In mid-July 2018, two of the Company’s continuation applications received approval from Alberta Energy to continue 5,693 gross acres (5,124 net acres). Subsequently, in mid-April 2019, one more of the Company’s continuation applications received final approval from Alberta Energy to continue a total of 1,898 gross acres (1,708 net acres). Subsequently as of mid-April 2019, of these five oil sands leases that were set to expiry on July 10, 2018, a total of 5,693 gross acres (4,713 net acres) expired without being continued. These expired lands were primarily areas where our Company determined that there was no or limited exploitable resources. Subsequently, of these five oil sands leases, 14,549 gross acres (8,571 net acres) have been approved by Alberta Energy to be continued beyond the original expiry date of July 10, 2018. These continued leases have no future expiry dates but are subject to yearly escalating rental payments until they are deemed to be producing leases;

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

Lease Rental Commitments

The Company has acquired interests in certain oil sands properties located in North Central Alberta, Canada. The lease terms include certain commitments related to oil sands properties that require the payments of yearly rents. As required by the Oil Sands Tenure Regulation of the Mines and Minerals Act of Alberta continued oil sands leases past their expiry dates are subject to escalating rental payments in respect of each term year of a continued lease that is designated as non-producing less any eligible research costs, exploration costs and development costs that are incurred in the term year of a continued lease. Escalating rent is payable at the end of each term year, while annual rent for leases are due at the beginning of each term year. Lessees of continued oil sands leases may reduce or eliminate their escalating rent obligations by conducting exploration or development work, or research, on the non-producing lease. As of March 31, 2019, excluding any eligible research, exploration and or development costs that may be used to reduce the Company’s yearly escalating future rents, the following table sets out the estimated net payments due under this commitment, which could be as high:

	(USD $)	(Cdn $)
2019	$14,003	18,713
2020	$20,220	27,022
2021	$19,215	25,678
2022	$25,994	34,738
2023	$22,892	30,592
Subsequent	$123,511	165,058

The Company follows the full cost method of accounting for costs of oil properties. Under this method, oil and gas properties, for which no proved reserves have been assigned, must be assessed at least annually to ascertain whether or not a write down should occur. Unproven properties are assessed annually, or more frequently as economic events indicate, for potential write down.

This consists of comparing the carrying value of the asset with the asset’s expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions. Proven oil properties are reviewed for any write down on a field-by-field basis. No write downs were recognized for the period ended March 31, 2019.

Capitalized costs of proven oil properties will be depleted using the unit-of-production method when the property is placed in production.

Substantially all of the Company’s oil activities are conducted jointly with others. The accounts reflect only the Company’s proportionate interest in such activities.

4.	CAPITALIZATION OF COSTS INCURRED IN OIL AND GAS ACTIVITIES

The following table illustrates capitalized costs relating to oil producing activities for the six months ended March 31, 2019 and the fiscal year ended September 30, 2018:

	March 31, 2019	September 30, 2018
Unproved Oil and Gas Properties	$22,122,806	$22,071,787

Accumulated Depreciation and Depletion	(101,490)	(95,919)

Net Capitalized Cost	$22,021,316	$21,975,868

Depreciation and depletion expense for the six months ended March 31, 2019 and 2018 were $5,571 and $3,586 respectively.

5.	EXPLORATION ACTIVITIES

The following table presents information regarding the Company’s costs incurred in the oil property acquisition, exploration and development activities for the six months ended March 31, 2019 and the fiscal year ended September 30, 2018:

	March 31, 2019	September 30, 2018
Acquisition of Properties:
Proved	$–	$–
Unproved	$–	$38,185
Exploration costs	$51,019	$710,012
Development costs	$–	$–

6.	SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Accounts payable – related parties were $434 as of March 31, 2019 (September 30, 2018 - $Nil) for expenses to be reimbursed to directors. This amount is unsecured, non-interest bearing, and has no fixed terms of repayment.

Subscriptions receivable – related parties was $Nil as of March 31, 2019 (September 30, 2018 - $15,000) for the amount owed to the Company from one director for the exercise of his stock options.

As of March 31, 2019, officers, directors, their families, and their controlled entities have acquired 53.96% of the Company’s outstanding common capital stock. This percentage does not include unexercised warrants or stock options.

The Company incurred expenses $67,941 to one related party, Concorde Consulting, and entity controlled by a director, for professional fees and consulting services provided to the Company during the period ended March 31, 2019 (March 31, 2018 - $71,001). These amounts were fully paid as of March 31, 2019.

7.	ASSET RETIREMENT OBLIGATIONS

The total future asset retirement obligation is estimated by management based on the Company’s net working interests in all wells and facilities, estimated costs as determined by the Alberta Energy Regulator to reclaim and abandon wells and facilities and the estimated timing of the costs to be incurred in future periods. At March 31, 2019, the Company estimates the undiscounted cash flows related to asset retirement obligation to total approximately $604,795 (September 30, 2018 - $624,354). The fair value of the liability at March 31, 2019 is estimated to be $486,947 (September 30, 2018 - $493,467) using a risk-free rate of 3.74% and an inflation rate of 2%. The actual costs to settle the obligation are expected to occur in approximately 24 years.

Changes to the asset retirement obligation were as follows:

	March 31, 2019	September 30, 2018
Balance, beginning of period	$493,467	$493,411
Liabilities incurred	–	–
Effect of foreign exchange	(15,537)	(17,893)
Disposal	–	–
Accretion expense	9,017	17,949
Balance, end of period	$486,947	$493,467

8.	COMMON STOCK

Common Stock Issued and Outstanding

As of March 31, 2019, the Company had outstanding 230,574,603 shares of common stock.

9.	STOCK OPTIONS

Between June 8 to 10, 2018, five directors, two contractors and one employee of the Company, exercised a total of 3,150,000 option shares at an exercise price of $0.05 by way of a cashless exercise to acquire a total of 899,998 common shares of the Company, based upon the market value of the Company’s common stock of $0.07 per share on June 8, 2018, whereby 2,250,002 common shares were withheld by the Company to pay for the exercise price of the options. The stock certificates from the latest exercise of stock options are currently held in escrow upon final approval and release by Management of the Company.

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

For the period ended March 31, 2019, the Company recorded no share-based compensation expense related to stock options (September 30, 2018 – $Nil). As of March 31, 2019, there was no unrecognized compensation cost related to option awards. Compensation expense is based upon straight-line depreciation of the grant-date fair value over the vesting period of the underlying unit option.

	Shares Underlying Options Outstanding			Shares Underlying Options Exercisable
Range of Exercise Price	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price

$0.38 at March 31, 2019	6,780,000	0.47	$0.38	6,780,000	$0.38
$0.23 at March 31, 2019	600,000	0.63	$0.23	600,000	$0.23
	7,380,000	0.48	$0.37	7,380,000	$0.37

The aggregate intrinsic value of exercisable options as of March 31, 2019, was $Nil (September 30, 2018 - $Nil).

The following is a summary of stock option activity as at March 31, 2019:

	Number of Underlying Shares	Weighted Average Exercise Price	Weighted Average Fair Market Value

Balance, September 30, 2018	8,080,000	$0.36	$0.29

Expired, October 28, 2018	(250,000)	0.30	0.30
Expired, December 4, 2018	(450,000)	0.34	0.36
Balance, March 31, 2019	7,380,000	$0.37	$0.29

Exercisable, March 31, 2019	7,380,000	$0.37	$0.29

There were no remaining unvested stock options outstanding as of March 31, 2019 (September 30, 2018 – Nil).

10.	CHANGES IN NON-CASH WORKING CAPITAL

	Six months ended	Six months Ended
	March 31, 2019	March 31, 2018

Accounts receivable	$(37,227)	9,869
Prepaid expenses	(2,062)	11,285
Accounts payable	(23,800)	(104,096)
	$(63,089)	(82,942)

11.	COMMITMENTS

Compensation to Executive Officers

Concorde Consulting, a company owned 100% by Mr. Curtis J. Sparrow, for providing services as Chief Financial Officer to the Company for $11,324 per month (Cdn $15,000 per month). As of March 31, 2019, the Company did not owe Concorde Consulting any of this amount.

Rental Agreement

On June 19, 2017, the Company renewed its Edmonton office lease commencing effective on July 1, 2017 and expiring on June 30, 2019. As part of the lease renewal the Company received the first 3 months of basic rent free. The quarterly payments due are as follows:

	USD $	Cdn $
2019 Q3 (April - June)	$5,963	$7,969

12.	Subsequent Event

As of March 31, 2019, the Company’s oil sands acreage covered 36,689 gross acres (28,814 net acres) of land under nine oil sands leases with working interests ranging from 25% to 100%. Subsequently, in mid-April 2019, Alberta Energy completed their review and final approval of one section within one of the Company’s continuation applications, which received approval to continue another 633 gross acres (569 net acres), in addition to what Alberta Energy previously granted continuation of on one of the Company’s continuation applications to retain 3 out of 4 sections. The Company’s oil sands acreage now covers 37,322 gross acres (29,383 net acres). Continued leases have no future expiry dates but are subject to yearly escalating rental payments until they are deemed to be producing leases. For further information see Note 3 “Oil and Gas Properties” included herein.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes. For the purpose of this discussion, unless the context indicates another meaning, the terms: “Deep Well,” “Company,” “we,” “us,” and “our” refer to Deep Well Oil & Gas, Inc. and its subsidiaries. This discussion includes forward-looking statements that reflect our current views with respect to future events and financial performance that involve risks and uncertainties. Our actual results, performance or achievements could differ materially from those anticipated in the forward-looking statements as a result of certain factors including risks discussed in “Cautionary Note Regarding – Forward-Looking Statements” below and elsewhere in this report, and under the heading “Risk Factors” and “Environmental Laws and Regulations” disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018, filed with the Alberta Securities Commission (“ASC”) on SEDAR on April 12, 2019 and the U.S. Securities and Exchange Commission (“SEC”) on December 21, 2018. Our Annual Report on Form 10-K can be downloaded from our website at www.deepwelloil.com.

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

Period Ending March 31	2019	2018
Rate at end of period	$0.7483	$0.7756
Average rate for the three month period	$0.7522	$0.7910

General Overview

Deep Well Oil & Gas, Inc., along with its subsidiaries through which it conducts business, is an independent junior oil sands exploration and development company headquartered in Edmonton, Alberta, Canada. Our immediate corporate focus is to develop the existing oil sands land base where we have working interests ranging from 25% to 100% in the Peace River oil sands area of Alberta, Canada. Our principal office is located at Suite 700, 10150 - 100 Street, Edmonton, Alberta, Canada T5J 0P6, our telephone number is (780) 409-8144, and our fax number is (780) 409-8146. Deep Well Oil & Gas, Inc. is a Nevada corporation and trades on the OTC Marketplace under the symbol DWOG. We maintain a website at www.deepwelloil.com. Our financial statements are available for download on our website or you may download our financial statements from the U.S. Securities and Exchange Commission’s website at www.sec.gov. The contents of our website are not part of this quarterly report on Form 10-Q.

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

The following table sets forth summarized financial information:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
Revenue	$–	$–	$–	$–
Royalty refunds (expenses)	–	–	–	–
Revenue, net of royalty	–	–	–	–
Expenses
Operating expenses	3,820	25,127	43,480	65,557
Operating expense covered by Farmout	(3,820)	(25,127)	(43,480)	(65,557)
General and administrative	39,566	55,505	93,421	174,865
Depreciation, accretion and depletion	11,411	13,050	22,853	26,075
Net loss from operations	(50,977)	(68,555)	(116,274)	(200,940)
Other income and expenses
Rental and other income	20	7,050	2,066	8,864
Interest income	1,923	1,465	3,733	2,901
Net loss and comprehensive loss	$(49,034)	$(60,040)	$(110,475)	$(189,175)

First production from our present joint Steam Assisted Gravity Drainage Demonstration Project (the “SAGD Project”) began on September 16, 2014. A majority of our Joint Venture partners voted to temporarily suspend operations of the SAGD Project at the end of February 2016. In accordance with the Farmout Agreement we entered into on July 31, 2013, the Farmee has agreed to provide up to $40,000,000 in funding for our portion of the costs for the SAGD Project in return for a net 25% working interest in two oil sands leases where we had a working interest of 50% before the execution of the Farmout Agreement. The Farmee is also required to provide funding to cover monthly operating expenses of our Company provided that such funding shall not exceed $30,000 per month. The Farmee shall continue to cover our administrative costs up to $30,000 per month, under the Farmout Agreement, until completion in all substantial respects of the SAGD Demonstration Project agreement entered into between us and the operator of the SAGD Project. Our net operating margin after operating expenses is zero, under the Farmout Agreement, any negative operating cash flows are reimbursed to us to fund our share of the SAGD Project. Therefore, the total share of the capital costs and operating expenses of our joint SAGD Project, has been funded in accordance with the Farmout Agreement, at a net cost to our Company of $Nil. As required by the Farmout Agreement, as of March 31, 2019, the Farmee has since reimbursed our Company and/or paid the operator in total approximately $20.4 million ($27.2 million Cdn) for the Farmee’s share and our share of the capital costs and operating expenses of the SAGD Project. These costs included the drilling and completion of one SAGD well pair; the purchase and transportation of equipment of which included the once through steam generator, production tanks, water treatment plant, and power generators; installation and construction of the steam plant facility; testing and commissioning; the purchase of the water source and disposal wells; construction of pipelines and expenditures to connect and tie-in the source and disposal water wells to the steam plant facility along with a fuel source tie-in pipeline; equipment for processing and treating the bitumen production at the SAGD facility site; replacement of the electrical submersible pump; front end costs for the expansion; the operating expenses associated with the steaming and production of the one SAGD well pair; and the expenses associated with the monthly shut-in operations of the SAGD Project facility.

For the three months ended March 31, 2019, our general and administrative expenses decreased by $15,939 compared to the three months ended March 31, 2018, which was primarily due to decreases of engineering fees and audit fees. We also received $90,000 during this quarter from the Farmee in accordance with a Farmout Agreement to offset our monthly expenses. After adjusting out the non-cash item foreign exchange loss, and the funds we received from the Farmee, our general and administrative expenses were $124,751 for the three months ended March 31, 2019 compared to $136,230 for the three months ended March 31, 2018.

For the six months ended March 31, 2019, our general and administrative expenses decreased by $81,444 compared to the six months ended March 31, 2018, which was primarily due to a decrease of engineering fees of $47,428 and a decrease of audit fees of $17,530. We also received $180,000 during the last six months from the Farmee in accordance with the Farmout Agreement, to offset our monthly expenses. After adjusting out the non-cash items for share-based compensation and foreign exchange loss, and the funds we received from the Farmee, our general and administrative expenses were $271,483 for the six months ended March 31, 2019 compared to $343,603 for the six months ended March 31, 2018.

For the three months ended March 31, 2019, our depreciation, depletion, and accretion expense decreased by $1,639 compared to the three months ended March 31, 2018, which was primarily due to the depreciating value of our assets. Depreciation expense is computed using the declining balance method over the estimated useful life of the asset. In compliance with our accounting policy, only half of the depreciation is taken in the year of acquisition. No significant asset purchases were made in the quarter ended March 31, 2019.

For the six months ended March 31, 2019, our depreciation and accretion expense decreased by $3,222 compared to the six months ended March 31, 2018, which was primarily due to the depreciating value of our assets. Depreciation expense is computed using the declining balance method over the estimated useful life of the asset. In compliance with our accounting policy, only half of the depreciation is taken in the year of acquisition. No significant depreciable asset purchases were made in the quarter ended March 31, 2019.

For the three months ended March 31, 2019, rental and other income decreased by $7,030 compared to the three months ended March 31, 2018.

For the six months ended March 31, 2019, rental and other income decreased by $6,798 compared to the six months ended March 31, 2018.

For the three months ended March 31, 2019, there were no significant increases or decreases for interest income compared to the three months ended March 31, 2018.

For the six months ended March 31, 2019, there were no significant increases or decreases for interest income compared to the six months ended March 31, 2018.

As a result of the above transactions, we recorded a decrease of $11,006 in our net loss and loss from operations for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

As a result of the above transactions, we recorded a decrease of $78,700 in our net loss and loss from operations for the six months ended March 31, 2019 compared to the six months ended March 31, 2018. As discussed above, this decrease was primarily due to decreases in engineering and audit fees.

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

Our oil sands acreage as of March 31, 2019, covers 36,689 gross acres (28,814 net acres) of land under nine oil sands leases. Subsequently, in mid-April 2019, Alberta Energy completed their review and final approval of one section within one of our continuation applications, which received approval to continue another 633 gross acres (569 net acres). Until our Company extends its oil sands leases “into perpetuity”, based on the Alberta governmental regulations, the lease expiration dates of our nine oil sands leases are as follows:

1.	20,242 gross acres (13,284 net acres) under five oil sands leases were set to expiry on July 10, 2018. In November of 2017, our joint venture partner and operator of two of the five oil sands leases, submitted two continuation applications to the Alberta Oil Sands Tenure division to apply to continue 7,591 gross acres (1,898 net acres) and on January 29, 2018, approval was received from Alberta Energy to continue 6,958 gross acres (1,740 net acres). In June of 2018, our Company as operator of three of these five oil sands leases, submitted three continuation applications to the Alberta Oil Sands Tenure division to apply to continue another 7,591 gross acres (6,832 net acres) where resources were identified. In mid-July 2018, two of our continuation applications received approval from Alberta Energy to continue 5,693 gross acres (5,124 net acres). Subsequently as of mid-April 2019, one more of our continuation applications received final approval from Alberta Energy to continue a total of 1,898 gross acres (1,708 net acres). Subsequently as of mid-April 2019, of these five oil sands leases that were set to expiry on July 10, 2018, a total of 5,693 gross acres (4,713 net acres) expired without being continued. These expired lands were primarily areas where our Company determined that there was no or limited exploitable resources. Subsequently as of mid-April 2019, of these five oil sands leases 14,549 gross acres (8,571 net acres) have been approved by Alberta Energy to be continued beyond the original expiry date of July 10, 2018. These continued leases have no future expiry dates but are subject to yearly escalating rental payments until they are deemed to be producing leases;

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

Liquidity and Capital Resources

As of March 31, 2019, our total assets were $22,701,537 compared to $22,827,332 as of September 30, 2018.

Our total liabilities as of March 31, 2019 were $508,284 compared to $538,604 as of September 30, 2018. There was no significant change in our total liabilities from the September 30, 2018 year end.

Our working capital (current liabilities subtracted from current assets) is as follows:

	Six months Ended	Year Ended
	March 31, 2019	September 30, 2018
Current Assets	$209,162	363,891
Current Liabilities	21,337	45,137
Working Capital	$187,825	318,754

As of March 31, 2019, we had working capital of $187,825 compared to a working capital of $318,754 as of September 30, 2018. This decrease of $130,929 is primarily due to general and administrative expenses.

As reported on our condensed Consolidated Statement of Cash Flows under “Operating Activities”, for the six months ended March 31, 2019, our net cash used in operating activities was $150,711 compared to $246,042 for the six months ended March 31, 2018. This decrease of $95,331 in our operating activities was due to a decrease in general and administrative expenses.

As reported on our condensed Consolidated Statement of Cash Flows under “Investing Activities”, we had a decrease of $450,504 on investment in our oil and gas properties for the six months ended March 31, 2019, compared to the six months ended March 31, 2018. This decrease was due to the cash contribution of $395,500 ($500,000 Cdn) paid to a third-party operator in February of 2018, who was drilling into a deeper formation, to drill and acquire cores and logs through the Bluesky formation on one of our oil sands leases.

As reported on our condensed Consolidated Statement of Cash Flows under “Financing Activities”, for the six months ended March 31, 2019 and March 31, 2018, we had an increase of $15,000 compared to the six months ended March 31, 2018, which was a payment received from one of our director’s for the exercise of his stock options.

Our cash and cash equivalents as of March 31, 2019 was $104,223 compared to $342,184 as of March 31, 2018. This decrease of $237,961 in cash was primarily due to in general and administrative expenses.

As of March 31, 2019, we had no long-term debt other than our estimated future asset retirement obligations on oil and gas properties.

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

The preceding bullets outline some of the risks and uncertainties that may affect our forward-looking statements. For a full description of risks and uncertainties, see the sections entitled “Risk Factors” and “Environmental Laws and Regulations” of our annual report on Form 10-K for the fiscal year ended September 30, 2018 filed with the ASC on SEDAR on April 12, 2019 and the SEC on December 21, 2018. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. Any forward-looking statement speaks only as of the date on which it was made and, except as required by law, we disclaim any obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q, 8-K and any other SEC filing or amendments thereto should be consulted.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 under the Exchange Act and therefore we are not required to provide the information required under this item.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of our fiscal quarter ended March 31, 2019, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that as of the end of that quarter, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Changes In Internal Control Over Financial Reporting

During the fiscal quarter ended March 31, 2019, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information to be Reported on Form 8-K

Deep Well reported all information that was required to be disclosed on Form 8-K during the period covered by this quarterly report on Form 10-Q for the period ended March 31, 2019.

Shareholder Nominations

There have been no changes to the procedures by which shareholders may recommend nominees to our Board of Directors during the time period covered by this quarterly report on Form 10-Q for the period ended March 31, 2019.

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

DEEP WELL OIL & GAS, INC.

By	/s/ Dr. Horst A. Schmid
Dr. Horst A. Schmid
Chief Executive Officer and President
(Principal Executive Officer)

Date	May 15, 2019

By	/s/ Mr. Curtis James Sparrow
Mr. Curtis James Sparrow
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date	May 15, 2019