Form 10-Q
period 2019-06-30
DEEP WELL OIL & GAS INC
filed 2019-08-14
CIK 869495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

i

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)

Condensed Consolidated Balance Sheets

June 30, 2019 and September 30, 2018

	June 30,	September 30,
	2019	2018
	(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$34,364	$298,241
Accounts receivable	88,415	40,920
Prepaid expenses	40,615	24,730

Total Current Assets	163,394	363,891

Long term investments	399,498	398,055
Oil and gas properties, net, based on full cost method of accounting	22,036,030	21,975,868
Property and equipment, net	77,651	89,518

TOTAL ASSETS	$22,676,573	$22,827,332

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$24,379	$45,137
Accounts payable and accrued liabilities – related parties	1,210	–

Total Current Liabilities	25,589	45,137

Asset retirement obligations (Note 7)	501,793	493,467

TOTAL LIABILITIES	527,382	538,604
Commitments and contingencies (Note 11)

SHAREHOLDERS’ EQUITY
Common Stock: (Note 8)
Authorized: 600,000,000 shares at $0.001 par value Issued and outstanding: 230,574,603 shares (September 30, 2018 – 230,574,603 shares)	230,574	230,574
Additional paid in capital	43,104,276	43,104,276
Subscriptions receivable – related party		(15,000)
Accumulated deficit	(21,185,659)	(21,031,122)

Total Shareholders’ Equity	22,149,191	22,288,728

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$22,676,573	$22,827,332

See accompanying notes to the condensed consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)

(Unaudited)

Condensed Consolidated Statements of Operations and Comprehensive Loss

For the Three and Nine Months Ended June 30, 2019 and 2018

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018

Revenue	$–	$–	$–	$–
Royalty refunds (expenses)	–	–	–	–
Revenue, net of royalty	–	–	–	–

Expenses
Operating expenses	16,256	65,367	59,736	130,924
Operating expenses covered by Farmout	(16,256)	(65,367)	(59,736)	(130,924)
General and administrative	35,852	61,657	129,273	236,522
Depreciation, accretion and depletion	11,384	12,956	34,237	39,031

Net loss from operations	(47,236)	(74,613)	(163,510)	(275,553)

Other income and expenses
Rental and other income	1,210	(39)	3,276	8,825
Interest income	1,964	1,526	5,697	4,427

Net loss and comprehensive loss	$(44,062)	$(73,126)	$(154,537)	$(262,301)

Net loss per common share
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Outstanding Shares (in thousands)
Basic and Diluted	230,574	229,608	230,574	229,452

See accompanying notes to the condensed consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)

(Unaudited)

Condensed Consolidated Statements of Changes in Shareholders’ Equity

For the Three and Nine Months Ended June 30, 2019 and 2018

	Common Shares		Additional Paid in	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total
FOR THE NINE MONTHS ENDED JUNE 30, 2018
Balance at September 30, 2017	229,374,605	$229,374	$42,845,292	$–	$(20,700,991)	$22,373,675

Net operating loss for the quarter ended December 31, 2017	–	–	–	–	(129,135)	(129,135)

Balance at December 31, 2017	229,374,605	$229,374	$42,845,292	$–	$(20,830,126)	$22,244,540

Net operating loss for the quarter ended March 31, 2018	–	–	–	–	(60,040)	(60,040)

Balance at March 31, 2018	229,374,605	$229,374	$42,845,292	$–	$(20,890,166)	$22,184,500

Options exercised, June 2018	1,199,998	1,200	13,800	–	–	15,000
Subscription receivable	–	–	–	(15,000)	–	(15,000)
Distribution refund	–	–	243,574	–	–	243,574
Net operating loss for the quarter ended June 30, 2018	–	–	–	–	(73,126)	(73,126)

Balance at June 30, 2018	230,574,603	$230,574	$43,102,666	$(15,000)	$(20,963,292)	$22,354,948

FOR THE NINE MONTHS ENDED JUNE 30, 2019
Balance at September 30, 2018	230,574,603	$230,574	$43,104,276	$(15,000)	$(21,031,122)	$22,288,728

Subscription receivable collected	–	–	–	15,000	–	15,000
Net operating loss for the quarter ended December 31, 2018	–	–	–	–	(61,441)	(61,441)

Balance at December 31, 2018	230,574,603	$230,574	$43,104,276	$–	$(21,092,563)	$22,242,287

Net operating loss for the quarter ended March 31, 2019	–	–	–	–	(49,034)	(49,034)

Balance at March 31, 2019	230,574,603	$230,574	$43,104,276	$–	$(21,141,597)	$22,193,253

Net operating loss for the quarter ended June 30, 2019	–	–	–	–	(44,062)	(44,062)

Balance at June 30, 2019	230,574,603	$230,574	$43,104,276	$–	$(21,185,659)	$22,149,191

See accompanying notes to the condensed consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)

(Unaudited)

Condensed Consolidated Statements of Cash Flows

For the Nine months ended June 30, 2019 and 2018

	June 30,	June 30,
	2019	2018

CASH PROVIDED BY (USED IN):

Operating Activities
Net loss	$(154,537)	$(262,301)
Items not affecting cash:
Depreciation, accretion and depletion	34,237	39,031
Net changes in non-cash working capital (Note 10)	(82,928)	(86,126)

Net Cash Used in Operating Activities	(203,228)	(309,396)

Investing Activities
Purchase of equipment	(534)	–
Investment in oil and gas properties	(80,886)	(596,930)
Long term investments	5,771	3,955

Net Cash Used in Investing Activities	(75,649)	(592,975)

Financing Activities
Subscription receivable collected	15,000	–
Distribution refund	–	243,574

Net Cash Provided by Financing Activities	15,000	243,574

Decrease in cash and cash equivalents	(263,877)	(658,797)

Cash and cash equivalents, beginning of period	298,241	1,097,651

Cash and cash equivalents, end of period	$34,364	$438,854

Supplemental Cash Flow Information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

See accompanying notes to the condensed consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)

(Unaudited)

Notes to the Condensed Consolidated Financial Statements

June 30, 2019

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

Under the full cost method, oil and gas properties are subject to the ceiling test performed quarterly. A ceiling test write-down is recognized in net earnings if the carrying amount of a cost centre exceeds the “cost centre ceiling”. The carrying amount of the cost centre includes the capitalized costs of proved oil and natural gas properties, net of accumulated depletion and deferred income taxes. The cost centre ceiling is the sum of (A) present value of the estimated future net cash flows from proved oil and natural gas reserves using a 10 percent per year discount factor, (B) the costs of unproved properties not being amortized, and (C) the lower of cost or fair value of unproved properties included in the costs being amortized; less (D) related income tax effects. As of June 30, 2019, no ceiling test write-downs were recorded for the Company’s oil and gas properties.

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

Revisions in estimated liabilities can result from revisions of estimated inflation rates, escalating retirement costs, and changes in the estimated timing of settling asset retirement obligations. As of June 30, 2019, and September 30, 2018, asset retirement obligations amount to $501,793 and $493,467, respectively. The Company has posted bonds, where required, with the Government of Alberta based on the amount the government estimates the cost of abandonment and reclamation to be.

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

Financial, Concentration and Credit Risk

The Company’s consideration or related financial credit risk related to cash and cash equivalents depends on if funds are fully insured by either The Canada Deposit Insurance Corporation (“CDIC”), or The Credit Union Deposit Guarantee Corporation (“CUDGC”) deposit insurance limit. As of June 30, 2019, the Company has approximately $7,385 funds that are in excess of deposit insurance limits, which may have financial credit risk. For the Company funds that are maintained in a financial institution which has its deposits fully guaranteed by CUDGC, there is no financial credit risk.

The Company is not directly subject to credit risk resulting from the concentration of its crude oil sales. For the period ending June 30, 2019 the Company recorded no oil sales.

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

The Company’s oil sands acreage as of June 30, 2019, covers 37,322 gross acres (29,383 net acres) of land under nine oil sands leases. Until the Company extends its oil sands leases “into perpetuity”, based on the Alberta governmental regulations, the lease expiration dates of the Company’s nine oil sands leases are as follows:

1.	14,549 gross acres (8,571 net acres) under five oil sands leases were set to expiry on July 10, 2018 and were subsequently granted continuation under the Alberta Oil Sands Tenure regulations and have no set expiry date. In November 2017, the Company’s joint venture partner and operator of two of the five oil sands leases, submitted two continuation applications to the Alberta Oil Sands Tenure division to apply to continue 7,591 gross acres (1,898 net acres) and in January 2018, approval was received from Alberta Energy to continue 6,958 gross acres (1,740 net acres). In June 2018, the Company as operator of three of these five oil sands leases, submitted three continuation applications to the Alberta Oil Sands Tenure division to apply to continue another 7,591 gross acres (6,832 net acres) where resources were identified and in July 2018 and April 2019, approval was received from Alberta Energy to continue 7,591 gross acres (6,832 net acres). Of these five oil sands leases that were set to expiry on July 10, 2018, a total of 5,693 gross acres (4,713 net acres) expired without being continued. These expired lands were primarily areas where the Company determined that there was no or limited exploitable resources. These continued leases have no future expiry dates but are subject to yearly escalating rental payments until they are deemed to be producing leases;

2.	19,610 gross acres (17,649 net acres) under three northern oil sands leases are set to expire on August 19, 2019. The Company applied for a term extension on these three northern oil sands leases, however it is not certain if an extension will be granted by Alberta Energy; and

3.	3,163 gross acres (3,163 net acres) under one oil sands lease are set to expire on April 9, 2024. It is the Company’s opinion that they have already met the governmental requirements for this lease and they will be applying to continue this lease into perpetuity.

Lease Rental Commitments

The Company has acquired interests in certain oil sands properties located in North Central Alberta, Canada. The lease terms include certain commitments related to oil sands properties that require the payments of yearly rents. As required by the Oil Sands Tenure Regulation of the Mines and Minerals Act of Alberta continued oil sands leases past their expiry dates are subject to escalating rental payments in respect of each term year of a continued lease that is designated as non-producing less any eligible research costs, exploration costs and development costs that are incurred in the term year of a continued lease. Escalating rent is payable at the end of each term year, while annual rent for leases are due at the beginning of each term year. Lessees of continued oil sands leases may reduce or eliminate their escalating rent obligations by conducting exploration or development work, or research, on the non-producing lease. As of June 30, 2019, excluding any eligible research, exploration and or development costs that may be used to reduce the Company’s yearly escalating future rents, the following table sets out the estimated net payments due under this commitment, which could be as high:

	(USD $)	(Cdn $)
2019	$11,125	14,559
2020	$20,648	27,022
2021	$19,621	25,678
2022	$26,543	34,738
2023	$23,376	30,592
Subsequent	$126,122	165,058

The Company follows the full cost method of accounting for costs of oil properties. Under this method, oil and gas properties, for which no proved reserves have been assigned, must be assessed at least annually to ascertain whether or not a write down should occur. Unproven properties are assessed annually, or more frequently as economic events indicate, for potential write down.

This consists of comparing the carrying value of the asset with the asset’s expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions. Proven oil properties are reviewed for any write down on a field-by-field basis. No write downs were recognized for the period ended June 30, 2019.

Capitalized costs of proven oil properties will be depleted using the unit-of-production method when the property is placed in production.

Substantially all of the Company’s oil activities are conducted jointly with others. The accounts reflect only the Company’s proportionate interest in such activities.

4.	CAPITALIZATION OF COSTS INCURRED IN OIL AND GAS ACTIVITIES

The following table illustrates capitalized costs relating to oil producing activities for the nine months ended June 30, 2019 and the fiscal year ended September 30, 2018:

	June 30, 2019	September 30, 2018
Unproved Oil and Gas Properties	$22,140,305	$22,071,787

Accumulated Depreciation and Depletion	(104,275)	(95,919)

Net Capitalized Cost	$22,036,030	$21,975,868

Depreciation and depletion expense for the nine months ended June 30, 2019 and 2018 were $8,356 and $8,356 respectively.

5.	EXPLORATION ACTIVITIES

The following table presents information regarding the Company’s costs incurred in the oil property acquisition, exploration and development activities for the nine months ended June 30, 2019 and the fiscal year ended September 30, 2018:

	June 30, 2019	September 30, 2018
Acquisition of Properties:
Proved	$–	$–
Unproved	$–	$38,185
Exploration costs	$68,518	$710,012
Development costs	$–	$–

6.	SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Accounts payable – related parties were $1,210 as of June 30, 2019 (September 30, 2018 - $Nil) for expenses to be reimbursed to directors. This amount is unsecured, non-interest bearing, and has no fixed terms of repayment.

Subscriptions receivable – related parties was $Nil as of June 30, 2019 (September 30, 2018 - $15,000) for the amount owed to the Company from one director for the exercise of his stock options.

As of June 30, 2019, officers, directors, their families, and their controlled entities have acquired 53.96% of the Company’s outstanding common capital stock. This percentage does not include unexercised warrants or stock options.

The Company incurred expenses $101,574 to one related party, Concorde Consulting, and entity controlled by a director, for professional fees and consulting services provided to the Company during the period ended June 30, 2019 (June 30, 2018 - $105,840). These amounts were fully paid as of June 30, 2019.

7.	ASSET RETIREMENT OBLIGATIONS

The total future asset retirement obligation is estimated by management based on the Company’s net working interests in all wells and facilities, estimated costs as determined by the Alberta Energy Regulator to reclaim and abandon wells and facilities and the estimated timing of the costs to be incurred in future periods. At June 30, 2019, the Company estimates the undiscounted cash flows related to asset retirement obligation to total approximately $617,565 (September 30, 2018 - $624,354). The fair value of the liability at June 30, 2019 is estimated to be $501,793 (September 30, 2018 - $493,467) using a risk-free rate of 3.74% and an inflation rate of 2%. The actual costs to settle the obligation are expected to occur in approximately 24 years.

Changes to the asset retirement obligation were as follows:

	June 30, 2019	September 30, 2018
Balance, beginning of period	$493,467	$493,411
Liabilities incurred		–
Effect of foreign exchange	(5,156)	(17,893)
Disposal	–	–
Accretion expense	13,482	17,949
Balance, end of period	$501,793	$493,467

8.	COMMON STOCK

Common Stock Issued and Outstanding

As of June 30, 2019, the Company had outstanding 230,574,603 shares of common stock.

9.	STOCK OPTIONS

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

For the period ended June 30, 2019, the Company recorded no share-based compensation expense related to stock options (September 30, 2018 – $Nil). As of June 30, 2019, there was no unrecognized compensation cost related to option awards. Compensation expense is based upon straight-line depreciation of the grant-date fair value over the vesting period of the underlying unit option.

	Shares Underlying Options Outstanding			Shares Underlying Options Exercisable
Range of Exercise Price	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price

$0.38 at June 30, 2019	6,780,000	0.22	$0.38	6,780,000	$0.38
$0.23 at June 30, 2019	600,000	0.38	$0.23	600,000	$0.23
	7,380,000	0.24	$0.37	7,380,000	$0.37

The aggregate intrinsic value of exercisable options as of June 30, 2019, was $Nil (September 30, 2018 - $Nil).

The following is a summary of stock option activity as at June 30, 2019:

	Number of Underlying Shares	Weighted Average Exercise Price	Weighted Average Fair Market Value

Balance, September 30, 2018	8,080,000	$0.36	$0.29

Expired, October 28, 2018	(250,000)	0.30	0.30
Expired, December 4, 2018	(450,000)	0.34	0.36
Balance, June 30, 2019	7,380,000	$0.37	$0.29

Exercisable, June 30, 2019	7,380,000	$0.37	$0.29

There were no remaining unvested stock options outstanding as of June 30, 2019 (September 30, 2018 – Nil).

10.	CHANGES IN NON-CASH WORKING CAPITAL

	Nine months ended	Nine months ended
	June 30, 2019	June 30, 2018

Accounts receivable	$(47,495)	(13,728)
Prepaid expenses	(15,885)	6,243
Accounts payable	(19,548)	(78,641)
	$(82,928)	(86,126)

11.	COMMITMENTS

Compensation to Executive Officers

Concorde Consulting, a company owned 100% by Mr. Curtis J. Sparrow, for providing services as Chief Financial Officer to the Company for $11,286 per month (Cdn $15,000 per month). As of June 30, 2019, the Company did not owe Concorde Consulting any of this amount.

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

Period Ending June 30	2019	2018
Rate at end of period	$0.7641	$0.7594
Average rate for the three month period	$0.7476	$0.7747

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

The following table sets forth summarized financial information:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenue	$–	$–	$–	$–
Royalty refunds (expenses)	–	–	–	–
Revenue, net of royalty	–	–	–	–
Expenses
Operating expenses	16,256	65,367	59,736	130,924
Operating expense covered by Farmout	(16,256)	(65,367)	(59,736)	(130,924)
General and administrative	35,852	61,657	129,273	236,522
Depreciation, accretion and depletion	11,384	12,956	34,237	39,031
Net loss from operations	(47,236)	(74,613)	(163,510)	(275,553)
Other income and expenses
Rental and other income	1,210	(39)	3,276	8,825
Interest income	1,964	1,526	5,697	4,427
Net loss and comprehensive loss	$(44,062)	$(73,126)	$(154,537)	$(262,301)

First production from our present joint Steam Assisted Gravity Drainage Demonstration Project (the “SAGD Project”) began on September 16, 2014. A majority of our Joint Venture partners voted to temporarily suspend operations of the SAGD Project at the end of February 2016. In accordance with the Farmout Agreement we entered into on July 31, 2013, the Farmee has agreed to provide up to $40,000,000 in funding for our working interest portion of the costs of the SAGD Project before the execution of the Farmout Agreement in return for a net 25% working interest in two oil sands leases where we had a working interest of 50%. The Farmee is also required to provide funding to cover monthly operating expenses of our Company provided that such funding shall not exceed $30,000 per month. The Farmee shall continue to cover our administrative costs up to $30,000 per month, under the Farmout Agreement, until completion in all substantial respects of the SAGD Project agreement entered into between us and the operator of the SAGD Project. Our net operating margin after operating expenses is zero, under the Farmout Agreement, any negative operating cash flows are reimbursed to us to fund our share of the SAGD Project. Therefore, the total share of the capital costs and operating expenses of our joint SAGD Project, has been funded in accordance with the Farmout Agreement, at a net cost to our Company of $Nil. As required by the Farmout Agreement, as of June 30, 2019, the Farmee has since reimbursed our Company and/or paid the operator in total approximately $20.8 million ($27.2 million Cdn) for the Farmee’s share and our share of the capital costs and operating expenses of the SAGD Project. These costs included the drilling and completion of one SAGD well pair; the purchase and transportation of equipment of which included the once through steam generator, production tanks, water treatment plant, and power generators; installation and construction of the steam plant facility; testing and commissioning; the purchase of the water source and disposal wells; construction of pipelines and expenditures to connect and tie-in the source and disposal water wells to the steam plant facility along with a fuel source tie-in pipeline; equipment for processing and treating the bitumen production at the SAGD facility site; replacement of the electrical submersible pump; front end costs for the expansion; the operating expenses associated with the steaming and production of the one SAGD well pair; and the expenses associated with the monthly shut-in operations of the SAGD Project facility.

For the three months ended June 30, 2019, our general and administrative expenses decreased by $25,805 compared to the three months ended June 30, 2018, which was primarily due to decreases of engineering fees and audit fees. We also received $90,000 during this quarter from the Farmee in accordance with a Farmout Agreement to offset our monthly expenses. After adjusting out the non-cash item foreign exchange loss, and the funds we received from the Farmee, our general and administrative expenses were $124,258 for the three months ended June 30, 2019 compared to $154,414 for the three months ended June 30, 2018.

For the nine months ended June 30, 2019, our general and administrative expenses decreased by $107,249 compared to the nine months ended June 30, 2018, which was primarily due to a decrease of engineering fees of $57,206 and a decrease of audit fees of $31,000. We also received $270,000 during the last nine months from the Farmee in accordance with the Farmout Agreement, to offset our monthly expenses. After adjusting out the non-cash items for foreign exchange loss, and the funds we received from the Farmee, our general and administrative expenses were $395,741 for the nine months ended June 30, 2019 compared to $498,017 for the nine months ended June 30, 2018.

For the three months ended June 30, 2019, our depreciation, depletion, and accretion expense decreased by $1,572 compared to the three months ended June 30, 2018, which was primarily due to the depreciating value of our assets. Depreciation expense is computed using the declining balance method over the estimated useful life of the asset. In compliance with our accounting policy, only half of the depreciation is taken in the year of acquisition. No significant asset purchases were made in the quarter ended June 30, 2019.

For the nine months ended June 30, 2019, our depreciation and accretion expense decreased by $4,794 compared to the nine months ended June 30, 2018, which was primarily due to the depreciating value of our assets. Depreciation expense is computed using the declining balance method over the estimated useful life of the asset. In compliance with our accounting policy, only half of the depreciation is taken in the year of acquisition. No significant depreciable asset purchases were made in the quarter ended June 30, 2019.

For the three months ended June 30, 2019, rental and other income increased by $1,249 compared to the three months ended June 30, 2018.

For the nine months ended June 30, 2019, rental and other income decreased by $5,549 compared to the nine months ended June 30, 2018.

For the three months ended June 30, 2019, there were no significant increases or decreases for interest income compared to the three months ended June 30, 2018.

For the nine months ended June 30, 2019, there were no significant increases or decreases for interest income compared to the nine months ended June 30, 2018.

As a result of the above transactions, we recorded a decrease of $29,064 in our net loss and loss from operations for the three months ended June 30, 2019 compared to the three months ended June 30, 2018.

As a result of the above transactions, we recorded a decrease of $107,764 in our net loss and loss from operations for the nine months ended June 30, 2019 compared to the nine months ended June 30, 2018. As discussed above, this decrease was primarily due to decreases in engineering and audit fees.

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

Our Sawn Lake properties are in a pre-commercial stage of development and engineering work has, and is, continuing towards the commercial expansion of our joint SAGD Project, for the expansion of the existing battery. In early May of 2016, an amended application was submitted to the AER for an expansion of the existing SAGD Project facility site and received regulatory approval in December 2017. This expansion application sought approval to expand the current SAGD Project facility site to 3,200 bopd (100% basis). It is anticipated that only five SAGD well pairs will need to be operating to achieve this production level. We and our joint venture partners continue to work towards the anticipated reactivation and expansion of the existing SAGD Project facility site. The SAGD Project development plan will be done in stages to reduce initial financial costs. The first stage anticipates the reactivation of the existing SAGD battery and existing SAGD well pair, along with the drilling of one additional SAGD well pair, initially producing from 2 well pairs. The second stage anticipates drilling an additional three SAGD well pairs to produce up to 3,200 bopd and the expansion of the existing SAGD facility to generate the additional steam required. We anticipate our near- and long-term funding of our operations to be financed through the existing Farmout Agreement, future earn-in agreements, and cash flow from the reactivation of the existing SAGD Project. We anticipate drilling future wells on our properties to further expand the boundary of the Sawn Lake Bluesky reservoir. We also intend to negotiate with the Petroleum and Natural Gas holders in the area of our leases, to enter into further downhole contribution agreements to acquire logs and cores of the Bluesky formation, in order to expand the boundaries of the oil sands reservoir and save on drilling costs and reduce our environmental footprint.

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

Our Company to date has, but not limited to, drilled or participated in 13 wells over our Sawn Lake leases to expand the boundaries of the Bluesky oil sands reservoir; commissioned various independent reservoir simulation studies of our properties; successfully produced bitumen from the SAGD Project, which outperformed independent reservoir production type curves; acquired AER approvals for two thermal recovery projects, which includes our joint SAGD Project facility expansion to produce up to 3200 bopd; successfully entered into Farmout Agreements; and successfully applied to continue 5 leases, where resources were assigned, past their initial expiry dates.

Our oil sands acreage as of June 30, 2019, covers 37,322 gross acres (29,383 net acres) of land under nine oil sands leases. Until our Company extends its oil sands leases “into perpetuity”, based on the Alberta governmental regulations, the lease expiration dates of our nine oil sands leases are as follows:

1.	14,549 gross acres (8,571 net acres) under five oil sands leases were set to expiry on July 10, 2018 and were subsequently granted continuation under the Alberta Oil Sands Tenure regulations and now have no set expiry date. In November 2017, our joint venture partner and operator of two of the five oil sands leases, submitted two continuation applications to the Alberta Oil Sands Tenure division to apply to continue 7,591 gross acres (1,898 net acres) and in January 2018, approval was received from Alberta Energy to continue 6,958 gross acres (1,740 net acres). In June 2018, our Company as operator of three of these five oil sands leases, submitted three continuation applications to the Alberta Oil Sands Tenure division to apply to continue another 7,591 gross acres (6,832 net acres) where resources were identified and in July 2018 and April 2019, approval was received from Alberta Energy to continue 7,591 gross acres (6,832 net acres). Of these five oil sands leases that were set to expiry on July 10, 2018, a total of 5,693 gross acres (4,713 net acres) expired without being continued. These expired lands were primarily areas where our Company determined that there was no or limited exploitable resources. The vast majority of the resources that the Company has identified to date are within these five leases which have been continued to perpetuity and the lease referred to in #3 below. These continued leases have no future expiry dates but are subject to yearly escalating rental payments until they are deemed to be producing leases;

2.	19,610 gross acres (17,649 net acres) under three northern oil sands leases are set to expire on August 19, 2019. We applied for a term extension on these three northern oil sands leases, however it is not certain if an extension will be granted by Alberta Energy; and

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

Liquidity and Capital Resources

As of June 30, 2019, our total assets were $22,676,573 compared to $22,827,332 as of September 30, 2018.

Our total liabilities as of June 30, 2019 were $527,382 compared to $538,604 as of September 30, 2018. There was no significant change in our total liabilities from the September 30, 2018 year end.

Our working capital (current liabilities subtracted from current assets) is as follows:

	Nine months Ended	Year Ended
	June 30, 2019	September 30, 2018
Current Assets	$163,394	363,891
Current Liabilities	25,589	45,137
Working Capital	$137,805	318,754

As of June 30, 2019, we had working capital of $137,805 compared to a working capital of $318,754 as of September 30, 2018. This decrease of $180,949 is primarily due to general and administrative expenses.

As reported on our condensed Consolidated Statement of Cash Flows under “Operating Activities”, for the nine months ended June 30, 2019, our net cash used in operating activities was $203,228 compared to $309,396 for the nine months ended June 30, 2018. This decrease of $106,168 in our operating activities was due to a decrease in general and administrative expenses.

As reported on our condensed Consolidated Statement of Cash Flows under “Investing Activities”, cash flows used on investment in our oil and gas properties for the nine months ended June 30, 2019 decreased by $516,044 compared to the nine months ended June 30, 2018. This decrease was a result of less expenditures used in our oil and gas properties in comparison to the nine months ended June 30, 2018. In the nine months ended June 30, 2018, we paid a cash contribution of $395,500 ($500,000 Cdn) to a third-party operator who was drilling into a deeper formation below our properties, to drill and acquire cores and logs for us through the Bluesky formation on one of our oil sands leases.

As reported on our condensed Consolidated Statement of Cash Flows under “Financing Activities”, for the nine months ended June 30, 2019 we received $15,000 from one of our directors for the exercise of his stock options. For the nine months ended June 30, 2018 we received a distribution refund of $243,574 which was related to a return of capital distribution our Company issued in September of 2013.

Our cash and cash equivalents as of June 30, 2019 was $34,364 compared to $438,854 as of June 30, 2018. This decrease of $404,490 in cash was primarily due to the decrease in general and administrative expenses and the $243,574 distribution refund described above.

As of June 30, 2019, we had no long-term debt other than our estimated future asset retirement obligations on oil and gas properties.

Our current SAGD Project capital and operating costs are covered under the terms of the Farmout Agreement. As described above the Farmee shall continue to cover our administrative costs up to $30,000 per month, under the Farmout Agreement, until completion in all substantial respects of the SAGD Demonstration Project agreement entered into between us and the operator of the SAGD Project. For our long-term operations, we anticipate that, among other alternatives, we may raise funds during the next twenty-four months through sales of our equity securities, debt, or entering into another form of joint venture. We also note that if we issue more shares of our common stock, our stockholders will experience dilution in the percentage of their ownership of common stock. We may not be able to raise sufficient funding from stock sales for long-term operations and if so, we may be forced to delay our business plans until adequate funding is obtained.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Cautionary Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q, including all referenced Exhibits, contains “forward-looking statements” within the meaning of the United States federal securities laws. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “may,” “believe,” “intend,” “will,” “anticipate,” “expect,” “estimate,” “project,” “future,” “plan,” “strategy,” “probable,” “possible,” or “continue,” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters, often identify forward-looking statements. For these statements, Deep Well claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this quarterly report include, among others, statements with respect to:

●	our current business strategy;
●	our future financial position and projected costs;
●	our projected sources and uses of cash;
●	our plan for future development and operations, including the building of all-weather roads;
●	our drilling and testing plans;
●	our proposed plans for further thermal in-situ development or demonstration project or projects;

●	the sufficiency of our capital in order to execute our business plan;
●	our reserves and resources estimates;
●	the timing and sources of our future funding;
●	the quantity and value of our reserves;
●	the intent to issue a distribution to our shareholders;
●	our or our operator’s objectives and plans for our current SAGD Project;
●	our plans for development of our Sawn Lake properties;
●	production levels from our current SAGD Project;
●	costs of our current SAGD Project;
●	funding from the Farmee to pay our costs for the current SAGD project in connection with the Farmout Agreement;
●	additional sources of funding from the Farmout Agreement;
●	funding from the Farmee to cover our monthly operating expenses;
●	our access and availability to third-party infrastructure;
●	present and future production of our properties;
●	our ability to extend our leases past their primary expiration dates; and
●	expectations regarding the ability of our Company and its subsidiaries to raise capital and to continually add to reserves through acquisitions and development.

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

The preceding bullets outline some of the risks and uncertainties that may affect our forward-looking statements. For a full description of risks and uncertainties, see the sections entitled “Risk Factors” and “Environmental Laws and Regulations” of our annual report on Form 10-K for the fiscal year ended September 30, 2018 filed with the United States Securities and Exchange Commission (“SEC”) on December 21, 2018 and the Alberta Securities Commission (“ASC”) on SEDAR on April 12, 2019.. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. Any forward-looking statement speaks only as of the date on which it was made and, except as required by law, we disclaim any obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q, 8-K and any other SEC filing or amendments thereto should be consulted.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 under the Exchange Act and therefore we are not required to provide the information required under this item.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of our fiscal quarter ended June 30, 2019, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that as of the end of that quarter, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Changes In Internal Control Over Financial Reporting

During the fiscal quarter ended June 30, 2019, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Although we are a smaller reporting company as defined by Rule 12b-2 under the Exchange Act and are therefore not required to provide the information required under this item, there have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K for the fiscal year ended September 30, 2018, filed with the Alberta Securities Commission on SEDAR on April 12, 2019 and the U.S. Securities and Exchange Commission on December 21, 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Information to be Reported on Form 8-K

Deep Well reported all information that was required to be disclosed on Form 8-K during the period covered by this quarterly report on Form 10-Q for the period ended June 30, 2019.

Shareholder Nominations

There have been no changes to the procedures by which shareholders may recommend nominees to our Board of Directors during the time period covered by this quarterly report on Form 10-Q for the period ended June 30, 2019.

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

DEEP WELL OIL & GAS, INC.

By	/s/ Horst A. Schmid
Dr. Horst A. Schmid
Chief Executive Officer and President
(Principal Executive Officer)

Date	August 14, 2019

By	/s/ Curtis Sparrow
Mr. Curtis James Sparrow
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date	August 14, 2019