Form 10-Q
period 2020-03-31
DEEP WELL OIL & GAS INC
filed 2021-09-27
CIK 869495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

i

NOTICE OF NO AUDITOR REVIEW

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)

Condensed Consolidated Financial Statements

For the Quarterly Period Ending March 31, 2020

The Company’s independent auditor has not performed a review of these quarterly condensed consolidated financial statements for the period ending March 31, 2020, in accordance with standards established by the Public Company Accounting Oversight Board (United States) (“PCAOB”) for a review of quarterly financial statements by an entity’s auditor.

The accompanying unreviewed quarterly condensed consolidated financial statements, for the period ending March 31, 2020, of the Company have been prepared by our in-house Company accounting and other staff but are the responsibility of the Company’s management.

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)

Condensed Consolidated Balance Sheets

March 31, 2020 and September 30, 2019

	March 31,	September 30,
	2020	2019
	(Unaudited
	and Unreviewed)	(Audited)

ASSETS
Current Assets
Cash and cash equivalents	$11,116	$49,715
Accounts receivable	93,722	83,398
Prepaid expenses	19,166	34,266

Total Current Assets	124,004	167,379

Long term investments	374,106	396,782
Unproved oil and gas properties, net, based on full cost method of accounting	22,047,013	22,040,307
Property and equipment, net	66,783	73,509

TOTAL ASSETS	$22,611,906	$22,677,977

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$113,537	$69,617
Accounts payable and accrued liabilities – related parties	6,218	1,375

Total Current Liabilities	119,755	70,992

Asset retirement obligations (Note 7)	475,861	500,392

TOTAL LIABILITIES	595,616	571,384
(Commitments and contingencies Note 11)

SHAREHOLDERS’ EQUITY
Common Stock: (Note 8)
Authorized: 600,000,000 shares at $0.001 par value Issued and outstanding: 230,574,603 shares (September 30, 2019 – 230,574,603 shares)	230,574	230,574
Additional paid in capital	43,104,276	43,104,276
Accumulated deficit	(21,318,560)	(21,228,257)

Total Shareholders’ Equity	22,016,290	22,106,593

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$22,611,906	$22,677,977

See accompanying notes to the condensed consolidated financial statements.

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)

(Unaudited)

Condensed Consolidated Statements of Operations

For the Three and Six Months Ended March 31, 2020 and 2019

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
		(Auditor		(Auditor
	(Unreviewed)	Reviewed)	(Unreviewed)	Reviewed)

Revenue	$–	$–	$–	$–
Royalty refunds (expenses)	–	–	–	–
Revenue, net of royalty	–	–	–	–

Expenses
Operating expenses	11,197	3,820	38,935	43,480
Operating expenses covered by Farmout	(11,197)	(3,820)	(38,935)	(43,480)
General and administrative	40,324	39,566	70,645	93,421
Depreciation, accretion and depletion	10,760	11,411	21,603	22,853

Net loss from operations	(51,084)	(50,977)	(92,248)	(116,274)

Other income and expenses
Rental and other income	38	20	(2,009)	2,066
Interest income	1,960	1,923	3,954	3,733

Net loss	$(49,086)	$(49,034)	$(90,303)	$(110,475)

Net loss per common share
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Outstanding Shares (in thousands)
Basic and Diluted	230,574	230,574	230,574	230,574

See accompanying notes to the condensed consolidated financial statements.

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)

(Unaudited)

Condensed Consolidated Statements of Changes in Shareholders’ Equity

For the Six Months Ended March 31, 2020 and 2019

	Common Shares		Additional Paid in	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total
FOR THE SIX MONTHS ENDED MARCH 31, 2019 (Auditor Reviewed)
Balance at September 30, 2018	230,574,603	$230,574	$43,104,276	$(15,000)	$(21,031,122)	$22,288,728

Subscription receivable collected	–	–	–	15,000	–	15,000
Net operating loss for the quarter ended December 31, 2018	–	–	–	–	(61,441)	(61,441)

Balance at December 31, 2018	230,574,603	$230,574	$43,104,276	$–	$(21,092,563)	$22,242,287

Net operating loss for the quarter ended March 31, 2019	–	–	–	–	(49,034)	(49,034)

Balance at March 31, 2019	230,574,603	$230,574	$43,104,276	$–	$(21,141,597)	$22,193,253

FOR THE SIX MONTHS ENDED MARCH 31, 2020
Balance at September 30, 2019 (Audited)	230,574,603	$230,574	$43,104,276	$–	$(21,228,257)	$22,106,593

Net loss for the quarter ended December 31, 2019 (Auditor Reviewed)	–	–	–	–	(41,217)	(41,217)

Balance at December 31, 2019	230,574,603	$230,574	$43,104,276	$–	$(21,269,474)	$22,065,376

Net operating loss for the quarter ended March 31, 2020 (Unreviewed)	–	–	–	–	(49,086)	(49,086)

Balance at March 31, 2020 (Unreviewed)	230,574,603	$230,574	$43,104,276	$–	$(21,318,560)	$22,016,290

See accompanying notes to the condensed consolidated financial statements.

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)

(Unaudited)

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended March 31, 2020 and 2019

	March 31,	March 31,
	2020	2019
		(Auditor
	(Unreviewed)	Reviewed)

CASH PROVIDED BY (USED IN):

Operating Activities
Net loss	$(90,303)	$(110,475)
Items not affecting cash:
Depreciation, accretion and depletion	21,603	22,853
Net changes in non-cash working capital (Note 10)	53,539	(63,089)

Net Cash Used in Operating Activities	(15,161)	(150,711)

Investing Activities
Purchase of equipment	–	(534)
Investment in oil and gas properties	(27,140)	(61,462)
Long term investments	3,702	3,689

Net Cash Used in Investing Activities	(23,438)	(58,307)

Financing Activities
Subscription receivable collected	–	15,000

Net Cash Provided by Financing Activities	–	15,000

Decrease in cash and cash equivalents	(38,599)	(194,018)

Cash and cash equivalents, beginning of period	49,715	298,241

Cash and cash equivalents, end of period	$11,116	$104,223

Supplemental Cash Flow Information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

See accompanying notes to the condensed consolidated financial statements.

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)

(Unaudited and Unreviewed)

Notes to the Condensed Consolidated Financial Statements

March 31, 2020

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

Going Concern

The Company’s condensed consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of March 31, 2020, the Company has a working capital deficit, and continues to have an accumulated deficit and has generated negative cash flows from operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and to develop a consistent source of dependent upon the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's operations. The management of the Company is developing a strategy, which it hopes will accomplish this objective through short-term related party loans and additional equity funding, which will enable the Company to operate for the coming year. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Basis of Presentation

The interim condensed consolidated financial statements included herein have been prepared by the Company, without audit and auditor review, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate so as to make the information presented not misleading.

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

Under the full cost method, oil and gas properties are subject to the ceiling test performed quarterly. A ceiling test write-down is recognized in net earnings if the carrying amount of a cost centre exceeds the “cost centre ceiling”. The carrying amount of the cost centre includes the capitalized costs of proved oil and natural gas properties, net of accumulated depletion and deferred income taxes. The cost centre ceiling is the sum of (A) present value of the estimated future net cash flows from proved oil and natural gas reserves using a 10 percent per year discount factor, (B) the costs of unproved properties not being amortized, and (C) the lower of cost or fair value of unproved properties included in the costs being amortized; less (D) related income tax effects. As of March 31, 2020, no ceiling test write-downs were recorded for the Company’s oil and gas properties.

Costs associated with unproved properties are excluded from the depletion calculation until it is determined that proved reserves are attributable or impairment has occurred. The Company's unproved properties are assessed annually for impairment. Costs that have been impaired are included in the costs subject to depletion within the full cost pool.

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

Revisions in estimated liabilities can result from revisions of estimated inflation rates, escalating retirement costs, and changes in the estimated timing of settling asset retirement obligations. As of March 31, 2020, and September 30, 2019, asset retirement obligations amount to $475,861 and $500,392, respectively. The Company has posted bonds, where required, with the Government of Alberta based on the amount the government estimates the cost of abandonment and reclamation to be.

Financial, Concentration and Credit Risk

The Company’s consideration or related financial credit risk related to cash and cash equivalents depends on if funds are fully insured by either The Canada Deposit Insurance Corporation (“CDIC”), or The Credit Union Deposit Guarantee Corporation (“CUDGC”) deposit insurance limit. As of March 31, 2020, the Company has approximately $5,804 funds that are in excess of deposit insurance limits, which may have financial credit risk. For the Company funds that are maintained in a financial institution which has its deposits fully guaranteed by CUDGC, there is no financial credit risk.

The Company is not directly subject to credit risk resulting from the concentration of its crude oil sales. For the period ending March 31, 2020 and March 31, 2019 the Company recorded no oil sales.

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

The Company’s oil sands properties under lease as of March 31, 2020, cover 19,610 gross acres (13,442 net acres) of land under seven oil sands leases. The lease expiration dates of the Company’s oil sands leases are as follows:

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

2.	Out of 19,610 gross acres (17,649 net acres) under the three most northern oil sands leases that were set to expire on August 19, 2019, 1,898 gross acres (1,708 net acres) were granted continuation under the Alberta Oil Sands Tenure regulations and have no set expiry date. In August 2019, the Company as operator of these three most northern leases submitted one continuation application to the Alberta Oil Sands Tenure division to apply to continue 1,898 gross acres (1,708 net acres) and in October 2019, approval was received from Alberta Energy to continue 1,898 gross acres (1,708 net acres). Of these three most northern oil sands leases that were set to expiry on August 19, 2019, a total of 17,712 gross acres (15,941 net acres) expired without being continued. These expired lands were primarily areas where the Company determined that there was no or limited exploitable resources. This one partially continued lease is now held by the Company for perpetuity, subject to yearly escalating rental payments until the lease is deemed to be a producing lease. See “Subsequent Events” in the notes to the Condensed Consolidated Financial Statements for the period ending March 31, 2020 as disclosed herein; and

3.	3,163 gross acres (3,163 net acres) under one oil sands lease are set to expire on April 9, 2024. The Company will be applying to continue this lease into perpetuity.

Lease Rental Commitments

The Company has acquired interests in certain oil sands properties located in North Central Alberta, Canada. The lease terms include certain commitments related to oil sands properties that require the payments of yearly rents. As required by the amended Oil Sands Tenure Regulation of the Mines and Minerals Act of Alberta continued oil sands leases past their expiry dates are subject to escalating rental payments in respect of each term year of a continued lease that is designated as non-producing. Annual and escalating rent of continued leases are due at the beginning of each term year. As of March 31, 2020, the following table sets out the estimated net payments due under lease rental commitments for non-producing continued leases which could be as high as, until the leases are classified as producing continued leases:

	(USD $)	(Cdn $)
2020	$15,504	$21,995
2021	$19,048	$27,022
2022	$26,382	$37,426
2023	$26,382	$37,426
2024	$29,088	$41,266
Subsequent	$209,773	$297,592

The Company follows the full cost method of accounting for costs of oil properties. Under this method, oil and gas properties, for which no proved reserves have been assigned, must be assessed at least annually to ascertain whether or not a write down should occur. Unproven properties are assessed annually for potential write down.

Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions. No write downs were recognized for the period ended March 31, 2020.

Capitalized costs of proven oil properties will be depleted using the unit-of-production method when the property is placed in production.

Many of the Company’s oil activities are conducted jointly with others. The accounts reflect only the Company’s proportionate interest in such activities.

4.	CAPITALIZATION OF COSTS INCURRED IN OIL AND GAS ACTIVITIES

The following table illustrates capitalized costs relating to oil producing activities for the six months ended March 31, 2020 and the fiscal year ended September 30, 2019:

	March 31, 2020	September 30, 2019
Unproved Oil and Gas Properties	$22,159,656	$22,147,367
Accumulated Depreciation and Depletion	(112,643)	(107,060)
Net Capitalized Cost	$22,047,013	$22,040,307

Depreciation and depletion expense for the six months ended March 31, 2020 and 2019 were $5,571 and $5,571 respectively.

5.	EXPLORATION ACTIVITIES

The following table presents information regarding the Company’s costs incurred in the oil property acquisition, exploration and development activities for the six months ended March 31, 2020 and the fiscal year ended September 30, 2019:

	March 31, 2020	September 30, 2019
Acquisition of Properties:
Proved	$–	$–
Unproved	$–	$–
Exploration costs	$12,289	$75,580
Development costs	$–	$–

6.	SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Accounts payable – related parties were $6,218 as of March 31, 2020 (September 30, 2019 - $1,375) for expenses to be reimbursed to directors. This amount is unsecured, non-interest bearing, and has no fixed terms of repayment.

As of March 31, 2020, officers, directors, their families, and their controlled entities have acquired 53.96% of the Company’s outstanding common capital stock.

The Company incurred expenses $67,581 to one related party, Concorde Consulting, an entity controlled by a director, for professional fees and consulting services provided to the Company during the period ended March 31, 2020 (March 31, 2019 - $67,941).

7.	ASSET RETIREMENT OBLIGATIONS

The total future asset retirement obligation is estimated by management based on the Company’s net working interests in all wells and facilities, estimated costs as determined by the Alberta Energy Regulator to reclaim and abandon wells and facilities and the estimated timing of the costs to be incurred in future periods. At March 31, 2020, the Company estimates the undiscounted cash flows related to asset retirement obligations to total approximately $569,718 (September 30, 2019 - $610,291). The fair value of the liability at March 31, 2020 is estimated to be $475,861 (September 30, 2019 - $500,392) using a risk-free rate of 3.74% and an inflation rate of 2%. The actual costs to settle the obligation are expected to occur in approximately 23 years.

Changes to the asset retirement obligation were as follows:

	March 31, 2020	September 30, 2019
Balance, beginning of period	$500,392	$493,467
Liabilities incurred	–	–
Effect of foreign exchange	(33,837)	(11,081)
Disposal	–	–
Accretion expense	9,306	18,006
Balance, end of period	$475,861	$500,392

8.	COMMON STOCK

Common Stock Issued and Outstanding

As of March 31, 2020, the Company had outstanding 230,574,603 shares of common stock. See “Subsequent Events” in the notes to the Condensed Consolidated Financial Statements for the period ending March 31, 2020, as disclosed herein.

9.	STOCK OPTIONS

On November 17, 2019, 600,000 stock options previously granted on November 17, 2014 to one director expired unexercised.

The following is a summary of stock option activity as at March 31, 2020:

	Number of Underlying Shares	Weighted Average Exercise Price	Weighted Average Fair Market Value

Balance, September 30, 2019	600,000	$0.23	$0.18

Expired, November 17, 2019	(600,000)	0.23	0.18
Balance, March 31, 2020	–	$–	$–

Exercisable, March 31, 2020	–	$–	$–

10.	CHANGES IN NON-CASH WORKING CAPITAL

	Six months ended	Six months Ended
	March 31, 2020	March 31, 2019

Accounts receivable	$(10,324)	$(37,227)
Prepaid expenses	15,100	(2,062)
Accounts payable	48,763	(23,800)
	$53,539	$(63,089)

11.	COMMITMENTS

Compensation to Executive Officers

Concorde Consulting, a company owned 100% by Mr. Curtis J. Sparrow, for providing services as Chief Financial Officer to the Company for $11,264 per month (Cdn $15,000 per month).

Office Lease

On January 31, 2020, the Company renewed its Edmonton office lease commencing effective on July 1, 2019 and expiring on June 30, 2020. Under the original office lease, the quarterly payments due are as follows:

	USD $	Cdn $
2020 Q3 (April - June)	$3,500	$4,965

See “Subsequent Events” in the notes to the Condensed Consolidated Financial Statements for the period ending March 31, 2020, as disclosed herein.

12.	LEGAL ACTIONS

Provident Premier Master Fund Ltd. vs Northern Alberta Oil Ltd., Deep Well Oil & Gas (Alberta) Ltd., Andora Energy Corporation and MP Energy West Canada Corp.

On October 28, 2019, Provident Premier Master Fund Ltd. (the “Plaintiff”), filed and served an Amended Statement of Claim against Northern Alberta Oil Ltd., Deep Well Oil & Gas (Alberta) Ltd., Andora Energy Corporation and MP Energy West Canada Corp. (the “Defendants”) in the Court of Queen’s Bench of Alberta Judicial District of Calgary. The Original Statement of Claim had been filed on November 1, 2018 but the Company states that it was never served, so the Company was not aware of the claim until served with the Amended Statement of Claim. The Plaintiff claims that on December 12, 2003, Nearshore Petroleum Corporation (“Nearshore”) entered into a royalty agreement with Northern Alberta Oil Ltd. (“Northern”) in which Northern supposedly granted a 6.5% gross overriding royalty (the “Purported GORR”) in all petroleum substances produced, saved and marketed from certain oil sands leases located within the Company's Sawn Lake properties. The Plaintiff further claims that on September 22, 2006, Nearshore and Gemini Strategies LLC (“Gemini”) entered into a royalty conveyance agreement whereby Nearshore sold 1% of the Purported GORR to Gemini. The Plaintiff further states that Gemini acquired the 1% of the Purported GORR as agent for Provident, Grey K Fund LP (“Grey K”) and Grey K Offshore Fund Ltd. (“Grey K Offshore”). The Plaintiff further claims that on September 22, 2006, Gemini delivered a notice of assignment, in accordance with the 1993 Canadian Association of Petroleum Landmen Assignment Procedure (the “1993 CAPL”), to the grantors of the 1% of the Purported GORR, novating Provident (66.67%, net 0.6667%), Grey K (19.33%, net 0.1933%) and Grey K Offshore (14%, net 0.14%) into the Purported GORR agreement. The Plaintiff further claims that on September 2, 2009, any legal title in the Purported GORR beneficially owned by Grey K and Grey K Offshore vested in the Crown in right of Alberta pursuant to Section 229(1) of the Business Corporations Act and pursuant to section 15 of the Unclaimed Personal Property and Vested Property Act. The Plaintiff further claims that the Purported GORR was payable by one or more of the Defendants to Provident and that the Defendants are in breach of the Purported GORR agreement by failing to pay the Purported GORR. Despite the allegation within the claim that the Purported GORR was payable to each of Provident, Grey K and Grey K Offshore, the only Plaintiff named in the Amended Statement of Claim is Provident and relief is only being sought by Provident in relation to its purported 0.67% interest.

The Plaintiff seeks: 1) A declaration that the Plaintiff is the legal owner of 0.67% of the Purported GORR payable on all oil sands produced from the lands which is payable by one or more of the Defendants; 2) An accounting to determine the amount of the outstanding royalty of which judgment is estimated by the Plaintiff to be in the amount of $70,490 ($100,000 Cdn); and 3) Interest and costs.

The Company continues to deny the validity of the Purported GORR in the first instance. As well, if the Purported GORR was valid, which is denied, it was not a gross overriding interest, but rather an overriding interest, which allowed for the deduction of operating and marketing costs. The Company plans to vigorously defend itself against the Plaintiff’s claims. As at March 31, 2020, no contingent liability has been recorded, as a successful outcome for the Plaintiff is not probable.

See “Subsequent Events” in the notes to the Condensed Consolidated Financial Statements for the period ending March 31, 2020, as disclosed herein.

13.	SUBSEQUENT EVENTS

Loan

On April 20, 2020, one of the Company’s Canadian subsidiaries, received a loan from that subsidiary's Canadian chartered bank in the amount of $28,196 ($40,000 Cdn) as part of the Canadian government’s COVID-19 relief program. In addition, on December 18, 2020, the Company’s Canadian subsidiary, received an additional $14,098 ($20,000 Cdn) under the same COVID relief program. Under this loan program, eligible businesses receive a $40,000 Cdn interest-free loan until December 31, 2022. If $30,000 Cdn is repaid on or before December 31, 2022, the remaining amount of the loan is eligible for complete forgiveness. If the loan is not repaid by December 31, 2022, it will be extended for an additional 3-year term bearing an interest rate of 5% per annum.

Office Lease

On June 24, 2020, the Company extended the Edmonton office lease commencing effective on July 1, 2020 and expiring on June 30, 2021. Under the original office lease, the quarterly payments due are as follows:

	USD $	Cdn $

2020 Q4 (July - September)	3,500	4,965
2021 Q1 (October - December)	3,500	4,965
2021 Q2 (January - March)	3,500	4,965
2021 Q3 (April - June)	3,500	4,965

From March 14, 2020 thru to June 30, 2021, the Company did not utilize its office space, and therefore the Company did not renew its office lease on June 30, 2021. As previously disclosed above in Note 11, due to COVID-19 and certain governmental restrictions and recommendations, the Company’s staff has continued to work from home.

Effective February 2021, the Company currently rents office and storage space on a month-to-month basis with no lease commitment effective February 2021. The quarterly payments due are as follows:

	USD $	Cdn $

2021 Q2 (January - March)	1,516	2,150
2021 Q3 (April - June)	2,273	3,225

Legal Actions

Provident Premier Master Fund Ltd. vs Northern Alberta Oil Ltd., Deep Well Oil & Gas (Alberta) Ltd., Andora Energy Corporation and MP Energy West Canada Corp.

On October 22, 2020, Provident Premier Master Fund Ltd. (the “Plaintiff”), filed and served a Second Amended Statement of Claim against Northern Alberta Oil Ltd., Deep Well Oil & Gas (Alberta) Ltd., Andora Energy Corporation and MP Energy West Canada Corp. (the “Defendants”) in the Court of Queen’s Bench of Alberta Judicial District of Calgary. The Original Statement of Claim had been filed on November 1, 2018, but the Company states that it was never served, so the Company was not aware of the claim until served with the first Amended Statement of Claim filed with the Court of Queen’s Bench of Alberta Judicial District of Calgary on October 24, 2019. The Plaintiff claims that on December 12, 2003, Nearshore Petroleum Corporation (“Nearshore”) entered into a royalty agreement with Northern Alberta Oil Ltd. (“Northern”) in which Northern granted a 6.5% gross overriding royalty (the “Purported GORR”) in all petroleum substances produced, saved and marketed from certain oil sands leases held by the Company located within the Company's Sawn Lake properties. The Plaintiff seeks: 1) A declaration that the Plaintiff is the legal owner of 0.67% of the Purported GORR payable on all oil sands produced from the lands which is payable by one or more of the Defendants; 2) As stated in Clause 18(b) of the Second Amended Statement of Claim, an accounting to determine the amount of the outstanding royalty; 3.) Judgment or restitution in the amount determined pursuant to clause 18(b) in the approximate amount of $70,490 ($100,000 Cdn) plus such further amounts as come due following the filing of the action; and 4) Interest and costs.

On November 30, 2020, the Defendants filed a Statement of Defence against the Plaintiff in the Court of Queen’s Bench of Alberta Judicial District of Calgary. The Defendants continue to deny the validity of the Purported GORR in the first instance. As well, if the Purported GORR was valid, which is denied, it was not a gross overriding interest, but rather an overriding interest, which allowed for the deduction of operating and marketing costs.

December 21,2020, Northern Alberta Oil Ltd., Deep Well Oil & Gas (Alberta) Ltd. (the “Third-Party Defendants”) filed a Statement of Defence to Third Party Claim against the Plaintiff in the Court of Queen’s Bench of Alberta Judicial District of Calgary. The remedy sought by the Third-Party Defendants is: 1.) the Third-Party Defendants ask that the Plaintiff’s claim against MP Energy West Canada Corp. and Andora Energy Corporation be dismissed, with costs payable by the Plaintiff; and 2.) The Third-Party Defendants ask that no costs be payable in relation to the Third-Party Claim.

The Defendants plan to vigorously defend itself against the Plaintiff’s claims.

Andora Energy Corporation vs Northern Alberta Oil Ltd. and Deep Well Oil & Gas (Alberta), Ltd.

On December 3, 2020, Andora Energy Corporation (the “Plaintiff”), filed a Statement of Claim against Northern Alberta Oil Ltd. and Deep Well Oil & Gas (Alberta) Ltd. (the “Defendants”) in the Court of Queen’s Bench of Alberta Judicial District of Calgary. The Company states that it was first served with this Statement of Claim on January 26, 2021. The Plaintiff claims that the Defendants owe the Plaintiff $94,321 ($133,808 Cdn) for unpaid joint interest billings. The Plaintiff seeks: 1.) Judgment, or alternatively damages, in the amount of the indebtedness, or such further amounts as may be due and owing as at the date of trail; 2.) Interest on the amount found to be owing; 3.) Costs of this action; and 4.) Such further and other relief as counsel may advise and the court deems just.

On February 17, 2021, the Defendants filed a Statement of Defence against the Plaintiff in the Court of Queen’s Bench of Alberta Judicial District of Calgary. The Defendants claimed that the Plaintiff owes monies to the Defendants for leases operated by the Defendants, and that the Defendants have a right to off-set costs against any monies that may be owed to the Plaintiff’s.

On March 18, 2021, Andora Energy Corporation (the “Plaintiff”), filed an Application for Summary of Judgment and Affidavit to support the Application for Summary of Judgment against Northern Alberta Oil Ltd. and Deep Well Oil & Gas (Alberta) Ltd. (the “Defendants”) in the Court of Queen’s Bench of Alberta Judicial District of Calgary. The Plaintiff seeks the repayment of outstanding joint interest billings pursuant to a joint operating agreement between the parties (the “JOA”). The Plaintiff seeks an Order granting the following relief: 1.) summary judgment in favour of Plaintiff as against the Defendant Northern Alberta Oil Ltd. in the amount of $92,489 ($131,209 Cdn); 2.) summary judgment in favour of Plaintiff as the Defendant Deep Well Oil & Gas (Alberta) Ltd. in the amount of $13,894 ($19,710 Cdn); 3.) interest on the amounts pursuant to the contractual interest rate prescribed by the JOA, or alternatively, pursuant to the Judgement Interest Act RSA 2000, c J-1; 4.) costs of this Action, including costs of this Application, on such basis as the Court deems appropriate; and 5.) such further and other relief as counsel may advices and the Court may deem just.

On June 21, 2021, the Defendants filed an Affidavit against the Plaintiff’s application for an order for Summary of Judgment against the Defendants in the Court of Queen’s Bench of Alberta Judicial District of Calgary. The Defendants claim that the Plaintiff owes $120,912 ($171,531 Cdn) to the Defendants for, but are not limited to, for expenses incurred on leases operated by the Defendants, and that the Defendants have a right to off-set costs against any monies that may be owed to the Plaintiff’s.

On June 22, 2021, upon an application by the Plaintiff for an order for Summary of Judgment against the Defendants and upon the Court reviewing the Affidavits filed by the Plaintiff and Defendants and upon hearing counsel for the Plaintiff and counsel for the Defendants, the Court denied the Plaintiff’s order for a Summary of Judgment against the Defendants.

The Defendants deny the Plaintiff’s claim regarding all of the monies which are claimed to be owed to the Defendants by the Plaintiff. The Defendants plan to vigorously defend itself against the Plaintiff’s claims, but has provided for some of the claimed amounts in the Company's books.

Common Stock Issued and Outstanding

As previously disclosed in the Company’s annual report on Form 10-K for the year ending September 30, 2019, between June 8 to 10, 2018, five directors, two contractors and one employee of the Company, exercised a total of 3,150,000 option shares at an exercise price of $0.05 by way of a cashless exercise to acquire a total of 899,998 common shares of the Company. On June 19, 2018, one director of the Company acquired 300,000 common shares of the Company upon exercising stock options, at an exercise price of $0.05 per common share for total gross proceeds to the Company of $15,000. All of the stock certificates from the exercise of these stock options are held in escrow upon final approval and release by Management of the Company. Subsequently, on June 8, 2021, Management of the Company determined that the conditions to issue the common shares were not met and 1,199,998 common shares previously exercised in June of 2018 will be returned to treasury and $15,000 will be booked as a loan from one director.

Oil and Gas Properties

Out of 19,610 gross acres (17,649 net acres) under the three most northern oil sands leases that were set to expire on August 19, 2019, 1,898 gross acres (1,708 net acres) of land covering three sections were granted continuation on October 8, 2019, under the Alberta Oil Sands Tenure regulations. Subsequently it was determined that there were no exploitable resources on the 1,898 gross acres (1,708 net acres) that were granted continuation and the Company has let this lease expiry as of August 19, 2020.

COVID-19 Relief

On March 11, 2020, the World Health Organization assessed and characterized the novel coronavirus disease (“COVID-19”) as a pandemic. In an effort to contain and mitigate the spread of COVID-19, many countries, including the Canada and the United States, have imposed unprecedented, but are not limited to, restrictions on travel, social gathering, business closures, and including mandatory work from home measures unless the employer determines a physical presence is required for operations effectiveness. On March 17, 2020, the province of Alberta, Canada, declared a state of emergency due to COVID-19. Due to COVID-19 the Company implemented a work from home program for its staff beginning on March 14, 2020. In 2020 and 2021, the Canadian federal government announced various COVID-19 relief programs which included but are not limited to, loans, commercial rent and wage subsidies, to qualifying companies. The Company has or will apply for any relief program that it qualifies for.

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

Period Ending March 31	2020	2019
Rate at end of period	$0.7049	$0.7483
Average rate for the three month period	$0.7443	$0.7522

General Overview

Deep Well Oil & Gas, Inc., through its subsidiaries conducts business, as an independent junior oil sands exploration and development company. Its subsidiaries are headquartered in Edmonton, Alberta, Canada. Our immediate corporate focus is to develop the existing oil sands land base where our subsidiaries have working interests ranging from 25% to 100% in the Peace River oil sands area of Alberta, Canada. Deep Well Oil & Gas, Inc. is a Nevada corporation and trades on the OTC Marketplace under the symbol DWOG. We maintain a website at www.deepwelloil.com. Our financial statements are available for download on our website or you may download our financial statements from the SEC’s website at www.sec.gov. The contents of our website are not part of this quarterly report on Form 10-Q.

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

A SAGD Project on our Sawn Lake properties commenced in 2013 where we have a 25% working interest. The SAGD Project consists of one SAGD well pair drilled to a depth of 650 meters and a horizontal length of 780 meters and the SAGD facility for steam generation, water handling, and bitumen treating. Steam injection commenced in May 2014 and production started in September of 2014. The SAGD Project reached a steady state production level in February of 2016 of 620 bopd, on a 100% basis (155 bopd net to us) from one SAGD well pair and achieved an instantaneous Steam oil Ratio (“ISOR”) efficiency of 2.1, demonstrating the productive capability of our Sawn Lake reservoir. The lower the ISOR the lower the production costs and emissions per barrel of oil produced. A majority of our Company’s Joint Venture partners voted to temporarily suspend operations for the SAGD Project at the end of February 2016. As 2021 and 2022 proceed, the operator of the SAGD Project should be consulting with its joint venture partners regarding development potential and alternatives for the SAGD Project.

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

An amended application was submitted to the AER for a commercial expansion of the existing SAGD Project facility site and received regulatory approval in December 2017. This expansion application sought approval to expand the current SAGD Project facility site to produce up to 3,200 bopd (100% basis). It is anticipated that only five SAGD well pairs will need to be operating to achieve this production level. The SAGD Project development plan will be done in stages to reduce initial financial costs. The first stage anticipates the reactivation of the existing SAGD facility and existing SAGD well pair, along with the drilling of one additional SAGD well pair, initially producing from two SAGD well pairs. The second stage anticipates drilling an additional three SAGD well pairs to produce up to 3,200 bopd and the expansion of the existing SAGD facility to generate the additional steam required. The lead time to acquiring the necessary equipment and commencing operations is estimated to be about 18 months and another 6 months is required for the start of bitumen production (after development of the steam chamber). We anticipate our near- and or long-term funding of our operations to be financed through the existing Farmout Agreement, future earn-in agreements, and cash flow from the reactivation of the existing SAGD Project. We also intend to negotiate in the future with the Petroleum and Natural Gas holders in the area of our leases, to enter into further downhole contribution agreements to acquire additional logs and cores of the Bluesky formation, in order to expand the boundaries of the oil sands reservoir we have already defined and save on drilling costs and reduce our environmental footprint. A Sawn Lake full field development plan using SAGD batteries has been defined for the SAGD Project.

Under Full Cost accounting we assess our unproved properties for impairment annually. Management takes a longer-term approach to the commodity price because of the long life of the Company’s oil sands assets, that being 30, 40, or even over, 50 years. The significant decline in oil prices may have an impact on the Company’s annual impairment assessment of its unproven Sawn Lake properties, whereby we may have to impair some or all of our unproven properties on our balance sheet when we preform our yearly assessment of our unproved properties for impairment. However, management feels that any impairment decision must take in to account the relatively long-term life of the Company’s assets.

We previously received approval from the AER for a horizontal cyclic steam stimulation project (“HCSS Project”) application. It is anticipated that we will develop a thermal demonstration project on our properties followed by a commercial expansion project on one half section of land located on section 10-92-13W5 of our Sawn Lake oil sands properties where we currently have at least a 90% working interest. The final performance results and revised reservoir modeling studies from our SAGD Project will be used to fine-tune our HCSS Project facility design before we initiate start-up operations on the half of a section of land where we plan to drill two horizontal wells to test the use of HCSS technology. We previously performed an environmental field study and surveyed the proposed location of our planned HCSS Project site and received AER approval for the surface wellsite and access road for this HCSS Project.

Our Company to date has, but not limited to, drilled or participated in 13 wells over our Sawn Lake leases to expand the boundaries of the Bluesky oil sands reservoir; commissioned various independent reservoir simulation studies of our properties; successfully produced bitumen from the SAGD Project, which outperformed independent reservoir production type curves; acquired AER approval for two thermal recovery projects, which includes our joint SAGD Project facility expansion to produce up to 3,200 bopd; successfully entered into Farmout Agreements; and we have successfully applied and received approval from the AER to continue the best sections of our oil sands properties past their initial lease expiry dates, where resources were identified. Currently, our Company’s Sawn Lake oil sands properties under lease covers 17,712 gross acres (11,734 net acres) of land under six oil sands leases. The lease expiration dates of our Company’s oil sands leases are as follows:

1.	Five oil sands leases covering 14,549 gross acres (8,571 net acres) were continued under the Alberta Oil Sands Tenure division and are now held by our Company into perpetuity and are subject to yearly escalating rental payments until they are deemed to be producing leases.

2.	One oil sands lease covering 3,163 gross acres (3,163 net acres) are set to expire on April 9, 2024. The Company will be applying to continue this lease into perpetuity.

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

Results of Operations

Our Company’s independent auditor has not performed a review of our quarterly condensed consolidated financial statements for the period ending March 31, 2020, in accordance with standards established by the Public Company Accounting Oversight Board (United States) (“PCAOB”) for a review of quarterly financial statements by an entity’s auditor. The accompanying unreviewed quarterly condensed consolidated financial statements of our Company for the period ending March 31, 2020 have been prepared by our inhouse Company accounting and other staff but are the responsibility of our Company’s management.

The following table sets forth summarized financial information:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
		(Auditor		(Auditor
	(Unreviewed)	Reviewed)	(Unreviewed)	Reviewed)
Revenue	$–	$–	$–	$–
Royalty refunds (expenses)	–	–	–	–
Revenue, net of royalty	–	–	–	–
Expenses
Operating expenses	11,197	3,820	38,935	43,480
Operating expense covered by Farmout	(11,197)	(3,820)	(38,935)	(43,480)
General and administrative	40,324	39,566	70,645	93,421
Depreciation, accretion and depletion	10,760	11,411	21,603	22,853
Net loss from operations	(51,084)	(50,977)	(92,248)	(116,274)
Other income and expenses
Rental and other income	38	20	(2,009)	2,066
Interest income	1,960	1,923	3,954	3,733
Net loss	$(49,086)	$(49,034)	$(90,303)	$(110,475)

There was no production volumes or revenues for the years ending March 31, 2020 and 2019, due to a majority of our Company’s Joint Venture partners voting to temporarily suspend operations of the SAGD Project at the end of February 2016. In accordance with the Farmout Agreement we entered into on July 31, 2013, the Farmee has agreed to provide up to $40,000,000 in funding for our portion of the costs for the SAGD Project in return for a net 25% working interest in two oil sands leases where we had a working interest of 50% before the execution of the Farmout Agreement. Under the terms of the Farmout Agreement the Farmee is required to provide funding to cover the monthly administrative expenses of our Company provided that such funding shall not exceed $30,000 per month. Under the terms of the Farmout Agreement, the Farmee is to continue to cover our Company’s administrative costs up to $30,000 per month until completion in all substantial respects of the SAGD Project agreement entered into between the Company and the operator of the SAGD Project. Since March of 2020, the Farmee has been delinquent in making its monthly payments in full to us. Currently the Farmee has only been paying about half of the $30,000 per month payments to us. To date the Farmee owes us approximately $345,000 in reimbursement of administrative costs as required by the Farmout Agreement. Our net operating margin after operating expenses is zero, under the Farmout Agreement, any negative operating cash flows are reimbursed to us to fund our share of the SAGD Project. Therefore, the total share of the capital costs and operating expenses of our Company’s joint SAGD Project has been funded in accordance with the Farmout Agreement, at a net cost to our Company of $Nil. As required by the Farmout Agreement, as of March 31, 2020, the Farmee has reimbursed our Company and/or paid the operator up to a total of approximately Cdn$27.4 million, which depending upon the exchange rates used over time could presently be approximately $19.3 million USD, for the Farmee’s share and our share of the capital costs and operating expenses of the SAGD Project. These costs included the drilling and completion of one SAGD well pair; the purchase and transportation of equipment of which included the once through steam generator, production tanks, water treatment plant, and power generators; installation and construction of the steam plant facility; testing and commissioning; the purchase of the water source and disposal wells; construction of pipelines and expenditures to connect and tie-in the source and disposal water wells to the steam plant facility along with a fuel source tie-in pipeline; equipment for processing and treating the bitumen production at the SAGD facility site; replacement of the electrical submersible pump; front end costs for the expansion; the operating expenses associated with the steaming and production of the one SAGD well pair when the facility was producing; and the expenses associated the monthly shut-in operations of the SAGD Project facility.

For the three months ended March 31, 2020, our general and administrative expenses increased by $758 compared to the three months ended March 31, 2019. We also accrued $90,000 during this quarter from the Farmee in accordance with a Farmout Agreement to offset our monthly expenses. After adjusting out the non-cash item foreign exchange and the funds we accrued from the Farmee, our general and administrative expenses were $132,558 for the three months ended March 31, 2020 compared to $124,751 for the three months ended March 31, 2019.

For the six months ended March 31, 2020, our general and administrative expenses decreased by $22,776 compared to the six months ended March 31, 2019, which was primarily due to decreases in office rent and other general and administrative expenses. We also accrued $180,000 during the last six months from the Farmee in accordance with the Farmout Agreement, to offset our monthly expenses. After adjusting out the non-cash items for foreign exchange and the funds we received from the Farmee, our general and administrative expenses were $252,201 for the six months ended March 31, 2020 compared to $271,483 for the six months ended March 31, 2019.

For the three months ended March 31, 2020, our depreciation, depletion, and accretion expense decreased by $651 compared to the three months ended March 31, 2019, which was primarily due to the depreciating value of our assets. Depreciation expense is computed using the declining balance method over the estimated useful life of the asset. In compliance with our accounting policy, only half of the depreciation is taken in the year of acquisition. No significant asset purchases were made in the quarter ended March 31, 2020.

For the six months ended March 31, 2020, our depreciation and accretion expense decreased by $1,250 compared to the six months ended March 31, 2019, which was primarily due to the depreciating value of our assets. Depreciation expense is computed using the declining balance method over the estimated useful life of the asset. In compliance with our accounting policy, only half of the depreciation is taken in the year of acquisition. No significant depreciable asset purchases were made in the quarter ended March 31, 2020.

For the three months ended March 31, 2020, there were no significant increases or decreases for rental and other income compared to the three months ended March 31, 2019.

For the six months ended March 31, 2020, rental and other income decreased by $4,075 compared to the six months ended March 31, 2019.

For the three months ended March 31, 2020, there were no significant increases or decreases for interest income compared to the three months ended March 31, 2019.

For the six months ended March 31, 2020, there were no significant increases or decreases for interest income compared to the six months ended March 31, 2019.

As a result of the above transactions, there was no significant increase or decrease in our net loss and loss from operations for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

As a result of the above transactions, we recorded a decrease of $20,172 in our net loss and loss from operations for the six months ended March 31, 2020 compared to the six months ended March 31, 2019. As discussed above, this decrease was primarily due to decreases in office rent and other general and administrative expenses.

Liquidity and Capital Resources

As of March 31, 2020, our total assets were $22,611,906 compared to $22,677,977 as of September 30, 2019. There was a decrease of $66,071 in our total assets from the September 30, 2019 year end, which was primarily due to a decrease of $38,599 in cash.

Our total liabilities as of March 31, 2020 were $595,616 compared to $571,384 as of September 30, 2019. There was a $24,232 increase in our total liabilities from the September 30, 2019 year end, which was primarily due to an increase in accounts payable.

Our working capital (current liabilities subtracted from current assets) is as follows:

	Six months Ended	Year Ended
	March 31, 2020	September 30, 2019
Current Assets	$124,004	167,379
Current Liabilities	119,755	70,992
Working Capital	$4,249	96,387

As of March 31, 2020, we had working capital of $4,249 compared to a working capital of $96,387 as of September 30, 2019. This decrease of $92,138 in working capital is primarily due to cash used for general and administrative expenses and an increase of $48,763 in current liabilities.

As reported on our condensed Consolidated Statement of Cash Flows under “Operating Activities”, for the six months ended March 31, 2020, our net cash used in operating activities was $15,161 compared to $150,711 for the six months ended March 31, 2019. This decrease of $135,550 in our operating activities was due to a decrease of $18,922 for general and administrative expenses and a decrease of $116,628 from changes in non-cash working capital.

As reported on our condensed Consolidated Statement of Cash Flows under “Investing Activities”, we had a decrease of $34,322 on investment in our oil and gas properties for the six months ended March 31, 2020, compared to the six months ended March 31, 2019.

As reported on our condensed Consolidated Statement of Cash Flows under “Financing Activities”, for the six months ended March 31, 2020 and March 31, 2019. There were no financing activities for the six months ended March 31, 2020 period.

Our cash and cash equivalents as of March 31, 2020 was $11,116 compared to $104,223 as of March 31, 2019. This decrease of $93,107 in cash was primarily due to cash used in general and administrative expenses.

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

Cautionary Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q, including all referenced Exhibits, contains “forward-looking statements” within the meaning of the United States federal securities laws. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “may,” “believe,” “intend,” “will,” “anticipate,” “expect,” “estimate,” “project,” “future,” “plan,” “strategy,” “probable,” “possible,” or “continue,” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters, often identify forward-looking statements. For these statements, Deep Well claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this quarterly report include, among others, statements with respect to:

●	our current business strategy;

●	our future financial position and projected costs;

●	our projected sources and uses of cash;

●	our plan for future development and operations, including the building of all-weather roads;

●	our drilling and testing plans;

●	our proposed plans for further thermal in-situ development or demonstration project or projects;

●	the sufficiency of our capital in order to execute our business plan;

●	our reserves and resources estimates;

●	the timing and sources of our future funding;

●	the quantity and value of our reserves;

●	the intent to issue a distribution to our shareholders;

●	our or our operator’s objectives and plans for our current SAGD Project;

●	our plans for development of our Sawn Lake properties;

●	production levels from our current SAGD Project;

●	costs of our current SAGD Project;

●	funding from the Farmee to pay our costs for the current SAGD Project in connection with the Farmout Agreement;

●	additional sources of funding from the Farmout Agreement;

●	funding from the Farmee to cover our monthly administrative operating expenses;

●	our access and availability to third-party infrastructure;

●	present and future production of our properties;

●	our ability to extend our remaining lease; past its primary expiration date; and

●	expectations regarding the ability of our Company and its subsidiaries to raise capital and to continually add to reserves through acquisitions and development.

These forward-looking statements are based on the beliefs and expectations of our management and are subject to significant risks and uncertainties. If underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results may differ materially from current expectations and projections. Factors that could cause actual results to differ materially from those set forward in the forward-looking statements include, but are not limited to:

●	changes in general business or economic conditions;

●	changes in governmental legislation or regulation that affect our business;

●	our ability to obtain necessary regulatory approvals and permits for the development of our properties, including obtaining the required water licenses from Alberta Environment to withdraw water for our thermal operations;

●	changes to the greenhouse gas reduction program and other environmental and climate change regulations which are adopted by provincial or federal governments of Canada or which are being considered, which may also include cap and trade regimes, carbon taxes, increased efficiency standards, each of which could increase compliance costs and impose significant penalties for non-compliance;

●	increase in taxes and changes to existing legislation affecting governmental royalties or other governmental initiatives;

●	future marketing and transportation of our produced bitumen;

●	proximity and capacity of oil and natural gas pipelines and other transportation facilities;

●	our ability to receive approvals from the AER for additional tests to further evaluate the wells on our lands;

●	our Farmout Agreement and joint operating agreements;

●	opposition to our regulatory requests by various third parties;

●	actions of aboriginals, environmental activists and other industrial disturbances;

●	the costs of environmental reclamation of our lands;

●	availability of labor or materials or increases in their costs;

●	the availability of sufficient capital to finance our business or development plans on terms satisfactory to us;

●	adverse weather conditions and natural disasters affecting access to our properties and well sites;

●	risks associated with increased insurance costs or unavailability of adequate coverage;

●	volatility in market prices for oil, bitumen, natural gas, diluent and natural gas liquids. A decline in oil prices could result in a downward revision of our future reserves and a ceiling test write-down of the carrying value of our oil sands properties, which could be substantial and could negatively impact our future net income and shareholders’ equity;

●	competition;

●	changes in labor, equipment and capital costs;

●	future acquisitions or strategic partnerships;

●	the risks and costs inherent in litigation;

●	imprecision in estimates of reserves, resources and recoverable quantities of oil, bitumen and natural gas;

●	product supply and demand;

●	changes and amendments in the Canadian Oil and Gas Evaluation Handbook and or the Petroleum Resources Management System to general disclosure of reserves and resources standards and specific annual reserves and resources disclosure requirements for reporting issuers with oil and gas activities;

●	future appraisal of potential bitumen, oil and gas properties may involve unprofitable efforts;

●	the ability to obtain approval from the AER to continue our remaining oil sands lease beyond its expiry date;

●	the ability to pay future escalating oil sands lease rents on our continued leases;

●	our ability to meet the minimum level of production requirements on our oil sands leases as set out by the AER in order to eliminate future escalating oil sands lease rents on our continued leases;

●	changes in general business or economic conditions;

●	risks associated with the finding, determination, evaluation, assessment and measurement of bitumen, oil and gas deposits or reserves;

●	geological, technical, drilling and processing problems;

●	third party performance of obligations under contractual arrangements;

●	failure to obtain industry partner and other third-party consents and approvals, when required;

●	treatment under governmental regulatory regimes and tax laws;

●	royalties payable in respect of bitumen, oil and gas production;

●	unanticipated operating events which can reduce production or cause production to be shut-in or delayed;

●	incorrect assessments of the value of acquisitions, and exploration and development programs;

●	stock market volatility and market valuation of the common shares of our Company;

●	changes or amendments to the U.S. Securities Exchange Acts that may have an impact on the over-the-counter (“OTC”) market where our common shares are publicly traded, of which changes or amendments such as Rule 15c2-11 which may affect whether or not our common shares will continue to be publicly traded on the OTC Market or downgraded to the Grey Market;

●	fluctuations in currency and interest rates;

●	the potential negative impact of public health epidemics and outbreaks, including COVID-19, on our Company, our operations, our employees, our contractors, our suppliers, our joint venture partners and the global economy; and

●	the additional risks and uncertainties, many of which are beyond our control, referred to elsewhere in this quarterly report and in our other SEC filings.

The preceding bullets outline some of the risks and uncertainties that may affect our forward-looking statements. For a full description of risks and uncertainties, see the sections entitled “Risk Factors” and “Environmental Laws and Regulations” of our annual report on Form 10-K for the fiscal year ended September 30, 2019 filed with the SEC and the ASC on SEDAR on January 13, 2020. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. Any forward-looking statement speaks only as of the date on which it was made and, except as required by law, we disclaim any obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q, 8-K and any other SEC filing or amendments thereto should be consulted.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 under the Exchange Act and therefore we are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of our fiscal quarter ended March 31, 2020, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of our principal executive officer and principal financial officer. Based upon that evaluation and specifically due to the fact that our Company was late in filing its quarterly report on Form 10-Q for the quarter ending March 31, 2020, our principal executive officer and principal financial officer have concluded that as of the end of that quarter, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Changes In Internal Control Over Financial Reporting

During the fiscal quarter ended March 31, 2020, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Provident Premier Master Fund Ltd. vs Northern Alberta Oil Ltd., Deep Well Oil & Gas (Alberta) Ltd., Andora Energy Corporation and MP Energy West Canada Corp.

On October 28, 2019, Provident Premier Master Fund Ltd. (the “Plaintiff”), filed and served an Amended Statement of Claim against Northern Alberta Oil Ltd., Deep Well Oil & Gas (Alberta) Ltd., Andora Energy Corporation and MP Energy West Canada Corp. (the “Defendants”) in the Court of Queen’s Bench of Alberta Judicial District of Calgary. The Original Statement of Claim had been filed on November 1, 2018 but the Company states that it was never served, so the Company was not aware of the claim until served with the Amended Statement of Claim. The Plaintiff claims that on December 12, 2003, Nearshore Petroleum Corporation (“Nearshore”) entered into a royalty agreement with Northern Alberta Oil Ltd. (“Northern”) in which Northern supposedly granted a 6.5% gross overriding royalty (the “Purported GORR”) in all petroleum substances produced, saved and marketed from certain oil sands leases located within the Company’s Sawn Lake properties. The Plaintiff further claims that on September 22, 2006, Nearshore and Gemini Strategies LLC (“Gemini”) entered into a royalty conveyance agreement whereby Nearshore sold 1% of the Purported GORR to Gemini. The Plaintiff further states that Gemini acquired the 1% of the Purported GORR as agent for Provident, Grey K Fund LP (“Grey K”) and Grey K Offshore Fund Ltd. (“Grey K Offshore”). The Plaintiff further claims that on September 22, 2006, Gemini delivered a notice of assignment, in accordance with the 1993 Canadian Association of Petroleum Landmen Assignment Procedure (the “1993 CAPL”), to the grantors of the 1% of the Purported GORR, novating Provident (66.67%, net 0.6667%), Grey K (19.33%, net 0.1933%) and Grey K Offshore (14%, net 0.14%) into the Purported GORR agreement. The Plaintiff further claims that on September 2, 2009, any legal title in the Purported GORR beneficially owned by Grey K and Grey K Offshore vested in the Crown in right of Alberta pursuant to Section 229(1) of the Business Corporations Act and pursuant to section 15 of the Unclaimed Personal Property and Vested Property Act. The Plaintiff further claims that the Purported GORR was payable by one or more of the Defendants to Provident and that the Defendants are in breach of the Purported GORR agreement by failing to pay the Purported GORR. Despite the allegation within the claim that the Purported GORR was payable to each of Provident, Grey K and Grey K Offshore, the only Plaintiff named in the Amended Statement of Claim is Provident and relief is only being sought by Provident in relation to its purported 0.67% interest.

On October 22, 2020, Provident Premier Master Fund Ltd. (the “Plaintiff”), filed and served a Second Amended Statement of Claim against Northern Alberta Oil Ltd., Deep Well Oil & Gas (Alberta) Ltd., Andora Energy Corporation and MP Energy West Canada Corp. (the “Defendants”) in the Court of Queen’s Bench of Alberta Judicial District of Calgary. The Original Statement of Claim had been filed on November 1, 2018, but the Company states that it was never served so the Company was not aware of the claim until served with the first Amended Statement of Claim filed with the Court of Queen’s Bench of Alberta Judicial District of Calgary on October 24, 2019. The Plaintiff claims that on December 12, 2003, Nearshore Petroleum Corporation (“Nearshore”) entered into a royalty agreement with Northern Alberta Oil Ltd. (“Northern”) in which Northern supposedly granted a 6.5% gross overriding royalty the (“Purported GORR”) in all petroleum substances produced, saved and marketed from certain oil sands leases held by the Company located within the Company’s Sawn Lake properties. The Plaintiff seeks: 1) A declaration that the Plaintiff is the legal owner of 0.67% of the Purported GORR payable on all oil sands produced from the lands which is payable by one or more of the Defendants; 2) as stated in Clause 18(b) of the Second Amended Statement of Claim, an accounting to determine the amount of the outstanding royalty; 3.) Judgment or restitution in the amount determined pursuant to section 18(b)the determine of the amount of the outstanding royalty of which is estimated by the Plaintiff to be in the approximate amount of $70,490 ($100,000 Cdn) plus such further amounts as come due following the filing of the action; and 4) Interest and costs.

On November 30, 2020, the Defendants filed a Statement of Defence against the Plaintiff in the Court of Queen’s Bench of Alberta Judicial District of Calgary. The Defendants continue to deny the validity of the Purported GORR in the first instance. As well, if the Purported GORR was valid, which is denied, it was not a gross overriding interest, but rather an overriding interest, which allowed for the deduction of operating and marketing costs. The Defendants plan to vigorously defend itself against the Plaintiff’s claims.

December 21,2020, Northern Alberta Oil Ltd., Deep Well Oil & Gas (Alberta) Ltd. (the “Third-Party Defendants”) filed a Statement of Defence to Third Party Claim against the Plaintiff in the Court of Queen’s Bench of Alberta Judicial District of Calgary. The remedy sought by the Third-Party Defendants is: 1.) the Third-Party Defendants ask that the Plaintiff’s claim against MP Energy West Canada Corp. and Andora Energy Corporation be dismissed, with costs payable by the Plaintiff; and 2.) The Third-Party Defendants ask that no costs be payable in relation to the Third-Party Claim.

Andora Energy Corporation vs Northern Alberta Oil Ltd. and Deep Well Oil & Gas (Alberta), Ltd.

On December 3, 2020, Andora Energy Corporation (the “Plaintiff”), filed a Statement of Claim against Northern Alberta Oil Ltd. and Deep Well Oil & Gas (Alberta) Ltd. (the “Defendants”) in the Court of Queen’s Bench of Alberta Judicial District of Calgary. The Company states that it was first served with this Statement of Claim on January 26, 2021. The Plaintiff claims that the Defendants owe the Plaintiff $94,321 ($133,808 Cdn) for unpaid joint interest billings. The Plaintiff seeks: 1.) Judgment, or alternatively damages, in the amount of the indebtedness, or such further amounts as may be due and owing as at the date of trail; 2.) Interest on the amount found to be owing; 3.) Costs of this action; and 4.) Such further and other relief as counsel may advise and the court deems just.

On February 17, 2021, the Defendants filed a Statement of Defence against the Plaintiff in the Court of Queen’s Bench of Alberta Judicial District of Calgary. The Defendants claim that the Plaintiff owes monies to the Defendants for, but are not limited to, leases operated by the Defendants, and that the Defendants have a right to off-set costs against any monies that may be owed to the Plaintiff’s.

On March 18, 2021, Andora Energy Corporation (the “Plaintiff”), filed an Application for Summary of Judgment and Affidavit to support the Application for Summary of Judgment against Northern Alberta Oil Ltd. and Deep Well Oil & Gas (Alberta) Ltd. (the “Defendants”) in the Court of Queen’s Bench of Alberta Judicial District of Calgary. The Plaintiff seeks the repayment of outstanding joint interest billings pursuant to a joint operating agreement between the parties (the “JOA”). The Plaintiff seeks an Order granting the following relief: 1.) summary judgment in favour of Plaintiff as against the Defendant Northern Alberta Oil Ltd. in the amount of $92,489 ($131,209 Cdn); 2.) summary judgment in favour of Plaintiff as the Defendant Deep Well Oil & Gas (Alberta) Ltd. in the amount of $13,894 ($19,710 Cdn); 3.) interest on the amounts pursuant to the contractual interest rate prescribed by the JOA, or alternatively, pursuant to the Judgement Interest Act RSA 2000, c J-1; 4.) costs of this Action, including costs of this Application, on such basis as the Court deems appropriate; and 5.) such further and other relief as counsel may advices and the Court may deem just.

On June 21, 2021, the Defendants filed an Affidavit against the Plaintiff’s application for an order for summary judgment against the Defendants in the Court of Queen’s Bench of Alberta Judicial District of Calgary. The Defendants claim that the Plaintiff owes $120,912 ($171,531 Cdn) to the Defendants for, but are not limited to, leases operated by the Defendants, and that the Defendants have a right to off-set costs against any monies that may be owed to the Plaintiff’s.

On June 22, 2021, upon an application by the Plaintiff for an order for summary judgment against the Defendants and upon the Court reviewing the Affidavits filed by the Plaintiff and Defendants and upon hearing counsel for the Plaintiff and counsel for the Defendants, the Court denied the Plaintiff’s order for a summary judgment against the Defendants.

The Defendants deny the Plaintiff’s claim regarding all of the monies which are claimed to be owed to the Defendants by the Plaintiff. The Defendants plan to vigorously defend itself against the Plaintiff’s claims, but has provided for some of the claimed amounts in the Company’s books as of March 31, 2020.

ITEM 1A. RISK FACTORS

Although we are a smaller reporting company as defined by Rule 12b-2 under the Exchange Act and are therefore not required to provide the information required under this item. The Corporation is supplementing the risk factors previously disclosed in the Corporation’s Annual Report on Form 10-K for the year ended September 30, 2019 and its subsequent Quarterly Reports on Form 10-Q, with the following risk factor:

The outbreak of health epidemics and pandemics, including COVID-19, could adversely affect our business, financial condition, and results of operations. Health epidemics and pandemics could, and in fact, have spread across the globe and could and have impacted worldwide economic activity, including the global demand for oil, natural gas and the price for heavy oil. Health epidemics and pandemics, including the COVID-19 and its variants, can cause certain risks in which we or our employees, contractors, suppliers, customers and joint venture partners may be prevented from conducting business activities for an indefinite period of time, due to restrictions that may be requested or mandated by governmental authorities, which include quarantines that restrict or prohibit employees from going to work. The ongoing spread of COVID-19 and its variants and mitigation measures to prevent its spread, along with a decline in oil prices, could have a material adverse effect on our business, financial condition, results of operations and our ability to raise funds.

For a full description of risks and uncertainties, see the sections entitled “Risk Factors” and “Environmental Laws and Regulations” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019 filed with the SEC and the ASC on SEDAR on January 13, 2020. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. Any forward-looking statement speaks only as of the date on which it was made and, except as required by law, the Corporation disclaims any obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q, 8-K and any other SEC filing or amendments thereto should be consulted.

The SEC recently adopted amendments to Rule 15c2-11 under the Securities Exchange Act of 1934, could adversely affect our common stock. Rule 15c2-11 (the “Rule”) becomes effective on September 28, 2021 and will have an impact on the over-the-counter (“OTC”) market regulatory structure. The amended Rule is ostensibly to enhance disclosure and investor protection in the OTC market by ensuring that broker-dealers in the OTC market do not publish quotations for an issuer’s security when current issuer information is not publicly available. Therefore, under the new Amendments to Rule 15c2-11, now, all OTC quoted companies must file at least current annual financial statements or companies will not be publicly quoted on the OTC Markets and risk being downgraded to the Grey Market. Our Company is currently listed on the OTC markets “Pink – No Information” Tier. Currently, we have not filed all of our annual and quarterly reports which are required to be filed by us with the SEC. We are striving to achieve this goal. Even so, it is possible that our common stock may be downgraded to the Grey Market, if it determined that we failed to file our appropriate annual and quarterly reports in a timely manner as required by the SEC. Our Company must file its September 30, 2020 annual financial statements with the SEC in order for our Company to remain publicly quoted on the OTC Markets “Pink - Limited Information” Tier. If it is determined that we did not comply with these new requirements, it is highly likely that it may make it more difficult for investors in our stock to resell their shares to third parties or to alternatively dispose of them in the open market or otherwise.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Information to be Reported on Form 8-K

Our Company reported all information that was required to be disclosed on Form 8-K during the period covered by this quarterly report on Form 10-Q for the period ended March 31, 2020.

Shareholder Nominations

There have been no changes to the procedures by which shareholders may recommend nominees to our Board of Directors during the time period covered by this quarterly report on Form 10-Q for the period ended March 31, 2020.

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

DEEP WELL OIL & GAS, INC.

By	/s/ Horst A. Schmid
Dr. Horst A. Schmid
Chief Executive Officer and President
(Principal Executive Officer)

Date	September 27, 2021

By	/s/ Curtis Sparrow
Mr. Curtis James Sparrow
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date	September 27, 2021