Form 10-Q
period 2020-06-30
DEEP WELL OIL & GAS INC
filed 2021-09-27
CIK 869495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

NOTICE OF NO AUDITOR REVIEW

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)

Condensed Consolidated Financial Statements

For the Quarterly Period Ending June 30, 2020

The Company’s independent auditor has not performed a review of these quarterly condensed consolidated financial statements for the period ending June 30, 2020, in accordance with standards established by the Public Company Accounting Oversight Board (United States) (“PCAOB”) for a review of quarterly financial statements by an entity’s auditor.

The accompanying unreviewed quarterly condensed consolidated financial statements, for the period ending June 30, 2020, of the Company have been prepared by our in-house Company accounting and other staff but are the responsibility of the Company’s management.

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)

Condensed Consolidated Balance Sheets

June 30, 2020 and September 30, 2019

	June 30,	September 30,
	2020	2019
	(Unaudited and Unreviewed)	(Audited)

ASSETS
Current Assets
Cash and cash equivalents	$23,285	$49,715
Accounts receivable	139,317	83,398
Prepaid expenses	17,498	34,266

Total Current Assets	180,100	167,379

Long term investments	390,195	396,782
Unproved oil and gas properties, net, based on full cost method of accounting	22,053,079	22,040,307
Property and equipment, net	63,420	73,509

TOTAL ASSETS	$22,686,794	$22,677,977

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$136,506	$69,617
Accounts payable and accrued liabilities – related parties	6,119	1,375

Total Current Liabilities	142,625	70,992

Asset retirement obligations (Note 8)	499,917	500,392
Loan payable (Note 3)	22,014	–
Total Non-Current Liabilities	521,931	500,392

TOTAL LIABILITIES	$664,556	$571,384
(Commitments and contingencies Note 12)

SHAREHOLDERS’ EQUITY
Common Stock: (Note 9)
Authorized: 600,000,000 shares at $0.001 par value Issued and outstanding: 230,574,603 shares (September 30, 2019 – 230,574,603 shares)	230,574	230,574
Additional paid in capital	43,104,276	43,104,276
Accumulated deficit	(21,312,612)	(21,228,257)

Total Shareholders’ Equity	22,022,238	22,106,593

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$22,686,794	$22,677,977

See accompanying notes to the condensed consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)

(Unaudited)

Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended June 30, 2020 and 2019

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(Unreviewed)	(Auditor Reviewed)	(Unreviewed)	(Auditor Reviewed)

Revenue	$–	$–	$–	$–
Royalty refunds (expenses)	–	–	–	–
Revenue, net of royalty	–	–	–	–

Expenses
Operating expenses	16,749	16,256	55,684	59,736
Operating expenses covered by Farmout	(16,749)	(16,256)	(55,684)	(59,736)
General and administrative	17,484	35,852	88,129	129,273
Depreciation, accretion and depletion	10,622	11,384	32,225	34,237

Net loss from operations	(28,106)	(47,236)	(120,354)	(163,510)

Other income and expenses
Rental and other income	33,346	1,210	31,337	3,276
Interest income	708	1,964	4,662	5,697

Net income (loss)	$5,948	(44,062)	(84,355)	(154,537)

Net income (loss) per common share
Basic and Diluted	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted Average Outstanding Shares (in thousands)
Basic and Diluted	230,574	230,574	230,574	230,574

See accompanying notes to the condensed consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)

(Unaudited)

Condensed Consolidated Statements of Changes in Shareholders’ Equity

For the Nine Months Ended June 30, 2020 and 2019

	Common Shares		Additional Paid in	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total
FOR THE NINE MONTHS ENDED JUNE 30, 2019 (Auditor Reviewed)
Balance at September 30, 2018	230,574,603	$230,574	$43,104,276	$(15,000)	$(21,031,122)	$22,288,728

Subscription receivable collected	–	–	–	15,000	–	15,000
Net operating loss for the quarter ended December 31, 2018	–	–	–	–	(61,441)	(61,441)

Balance at December 31, 2018	230,574,603	$230,574	$43,104,276	$–	$(21,092,563)	$22,242,287

Net operating loss for the quarter ended March 31, 2019	–	–	–	–	(49,034)	(49,034)

Balance at March 31, 2019	230,574,603	$230,574	$43,104,276	$–	$(21,141,597)	$22,193,253

Net operating loss for the quarter Ended June 30, 2019	–	–	–	–	(44,062)	(44,062)

Balance at June 30, 2019	230,574,603	$230,574	$43,104,276	$–	$(21,185,659)	$22,149,191

FOR THE NINE MONTHS ENDED JUNE 30, 2020
Balance at September 30, 2019 (Audited)	230,574,603	$230,574	$43,104,276	$–	$(21,228,257)	$22,106,593

Net loss for the quarter ended December 31, 2019 (Auditor Reviewed)	–	–	–	–	(41,217)	(41,217)

Balance at December 31, 2019 (Auditor Reviewed)	230,574,603	$230,574	$43,104,276	$–	$(21,269,474)	$22,065,376

Net operating loss for the quarter ended March 31, 2020 (Unreviewed)	–	–	–	–	(49,086)	(49,086)

Balance at March 31, 2020 (Unreviewed)	230,574,603	$230,574	$43,104,276	$–	$(21,318,560)	$22,016,290

Net operating income for the quarter ended June 30, 2020 (Unreviewed)	–	–	–	–	5,948	5,948

Balance at June 30, 2020 (Unreviewed)	230,574,603	$230,574	$43,104,276	$–	$(21,312,612)	$22,022,238

See accompanying notes to the condensed consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)

(Unaudited)

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended June 30, 2020 and 2019

	June 30,	June 30,
	2020	2019
	(Unreviewed)	(Auditor Reviewed)

CASH PROVIDED BY (USED IN):

Operating Activities
Net loss	$(84,355)	$(154,537)
Items not affecting cash:
Depreciation, accretion and depletion	32,225	34,237
Net changes in non-cash working capital (Note 11)	32,482	(82,928)

Net Cash Used in Operating Activities	(19,648)	(203,228)

Investing Activities
Purchase of equipment	–	(534)
Investment in oil and gas properties	(33,401)	(80,886)
Long term investments	4,605	5,771

Net Cash Used in Investing Activities	(28,796)	(75,649)

Financing Activities
Subscription receivable collected	–	15,000
Loan payable	22,014	–

Net Cash Provided by Financing Activities	22,014	15,000

Decrease in cash and cash equivalents	(26,430)	(263,877)

Cash and cash equivalents, beginning of period	49,715	298,241

Cash and cash equivalents, end of period	$23,285	$34,364

Supplemental Cash Flow Information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

See accompanying notes to the condensed consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)

(Unaudited and Unreviewed)

Notes to the Condensed Consolidated Financial Statements

June 30, 2020

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

Going Concern

The Company’s condensed consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of June 30, 2020, the Company has a working capital deficit, and continues to have an accumulated deficit, and has generated negative cash flows from operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and to develop a consistent source of dependent upon the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's operations. The management of the Company is developing a strategy, which it hopes will accomplish this objective through short-term related party loans and additional equity funding, which will enable the Company to operate for the coming year. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Under the full cost method, oil and gas properties are subject to the ceiling test performed quarterly. A ceiling test write-down is recognized in net earnings if the carrying amount of a cost centre exceeds the “cost centre ceiling”. The carrying amount of the cost centre includes the capitalized costs of proved oil and natural gas properties, net of accumulated depletion and deferred income taxes. The cost centre ceiling is the sum of (A) present value of the estimated future net cash flows from proved oil and natural gas reserves using a 10 percent per year discount factor, (B) the costs of unproved properties not being amortized, and (C) the lower of cost or fair value of unproved properties included in the costs being amortized; less (D) related income tax effects. As of June 30, 2020, no ceiling test write-downs were recorded for the Company’s oil and gas properties.

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

Revisions in estimated liabilities can result from revisions of estimated inflation rates, escalating retirement costs, and changes in the estimated timing of settling asset retirement obligations. As of June 30, 2020, and September 30, 2019, asset retirement obligations amount to $499,917 and $500,392, respectively. The Company has posted bonds, where required, with the Government of Alberta based on the amount the government estimates the cost of abandonment and reclamation to be.

Financial, Concentration and Credit Risk

The Company’s consideration or related financial credit risk related to cash and cash equivalents depends on if funds are fully insured by either The Canada Deposit Insurance Corporation (“CDIC”), or The Credit Union Deposit Guarantee Corporation (“CUDGC”) deposit insurance limit. As of June 30, 2020, the Company has approximately $21,108 funds that are in excess of deposit insurance limits, which may have financial credit risk. For the Company funds that are maintained in a financial institution which has its deposits fully guaranteed by CUDGC, there is no financial credit risk.

The Company is not directly subject to credit risk resulting from the concentration of its crude oil sales. For the period ending June 30, 2020 and June 30, 2019 the Company recorded no oil sales.

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

COVID-19 Impact

On March 11, 2020, the World Health Organization assessed and characterized the novel coronavirus disease (“COVID-19”) as a pandemic. In an effort to contain and mitigate the spread of COVID-19, several measures have been implemented in Canada and the rest of the world in response to the impact from COVID-19. The Company continues to operate its business at this time and continues to monitor the COVID-19 developments but since the duration and impact of the COVID-19 pandemic is unknown at this time, it is not possible to reliably estimate the length of the outbreak, or the severity of its impact will have on the Company. The ongoing spread of COVID-19 and mitigation measures to prevent its spread, along with a decline in oil prices, could have a material adverse effect on the Company’s business, financial condition, results of operations and its future ability to raise funds. The Company, if eligible, has or will apply for any financial relief available to the Company.

3.	LOAN PAYABLE

On April 20, 2020, one of the Company’s Canadian subsidiaries received a loan from that subsidiary’s Canadian chartered bank in the amount of $29,352 ($40,000 Cdn) as part of the Canadian government’s COVID-19 relief program. Under this loan program, eligible businesses receive a $40,000 Cdn interest-free loan until December 31, 2022. If $30,000 Cdn is repaid on or before December 31, 2022, the remaining amount of the loan is eligible for complete forgiveness. If the loan is not repaid by December 31, 2022, it will be extended for an additional 3-year term bearing an interest rate of 5% per annum. It is the Company’s intention to repay $30,000 Cdn of the loan on or before December 31, 2022. As such, the forgivable portion of the loan $7,413 ($10,000 Cdn) has been recorded as income, and $22,014 ($30,000 Cdn) has been recorded as loan payable.

4.	OIL AND GAS PROPERTIES

The Company’s oil sands properties under lease as of June 30, 2020, cover 19,610 gross acres (13,632 net acres) of land under seven oil sands leases. The lease expiration dates of the Company’s oil sands leases are as follows:

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

2.	Out of 19,610 gross acres (17,649 net acres) under the three most northern oil sands leases that were set to expire on August 19, 2019, 1,898 gross acres (1,708 net acres) were granted continuation under the Alberta Oil Sands Tenure regulations and have no set expiry date. In August 2019, the Company as operator of these three most northern leases submitted one continuation application to the Alberta Oil Sands Tenure division to apply to continue 1,898 gross acres (1,708 net acres) and in October 2019, approval was received from Alberta Energy to continue 1,898 gross acres (1,708 net acres). Of these three most northern oil sands leases that were set to expiry on August 19, 2019, a total of 17,712 gross acres (15,941 net acres) expired without being continued. These expired lands were primarily areas where the Company determined that there was no or limited exploitable resources. This one partially continued lease is now held by the Company for perpetuity, subject to yearly escalating rental payments until the lease is deemed to be a producing lease. See “Subsequent Events” in the notes to the Condensed Consolidated Financial Statements for the period ending June 30, 2020 as disclosed herein; and

3.	3,163 gross acres (3,163 net acres) under one oil sands lease are set to expire on April 9, 2024. The Company will be applying to continue this lease into perpetuity.

Lease Rental Commitments

The Company has acquired interests in certain oil sands properties located in North Central Alberta, Canada. The lease terms include certain commitments related to oil sands properties that require the payments of yearly rents. As required by the amended Oil Sands Tenure Regulation of the Mines and Minerals Act of Alberta continued oil sands leases past their expiry dates are subject to escalating rental payments in respect of each term year of a continued lease that is designated as non-producing. Annual and escalating rent of continued leases are due at the beginning of each term year. As of June 30, 2020, the following table sets out the estimated net payments due under lease rental commitments for non-producing continued leases, which could be as high as, until the leases are classified as producing continued leases:

	(USD $)	(Cdn $)
2020	$12,648	$17,236
2021	$19,828	$27,022
2022	$27,463	$37,426
2023	$27,463	$37,426
2024	$30,281	$41,266
Subsequent	$218,372	$297,592

The Company follows the full cost method of accounting for costs of oil properties. Under this method, oil and gas properties, for which no proved reserves have been assigned, must be assessed at least annually to ascertain whether or not a write down should occur. Unproven properties are assessed annually for potential write down.

Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions. No write downs were recognized for the period ended June 30, 2020.

Capitalized costs of proven oil properties will be depleted using the unit-of-production method when the property is placed in production.

Many of the Company’s oil activities are conducted jointly with others. The accounts reflect only the Company’s proportionate interest in such activities.

5.	CAPITALIZATION OF COSTS INCURRED IN OIL AND GAS ACTIVITIES

The following table illustrates capitalized costs relating to oil producing activities for the nine months ended June 30, 2020 and the fiscal year ended September 30, 2019:

	June 30, 2020	September 30, 2019
Unproved Oil and Gas Properties	$22,168,513	$22,147,367
Accumulated Depreciation and Depletion	(115,434)	(107,060)
Net Capitalized Cost	$22,053,079	$22,040,307

Depreciation and depletion expense for the nine months ended June 30, 2020 and 2019 were $8,356 and $8,356 respectively.

6.	EXPLORATION ACTIVITIES

The following table presents information regarding the Company’s costs incurred in the oil property acquisition, exploration and development activities for the nine months ended June 30, 2020 and the fiscal year ended September 30, 2019:

	June 30, 2020	September 30, 2019
Acquisition of Properties:
Proved	$–	$–
Unproved	$–	$–
Exploration costs	$21,146	$75,580
Development costs	$–	$–

7.	SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Accounts payable – related parties were $6,119 as of June 30, 2020 (September 30, 2019 - $1,375) for expenses to be reimbursed to directors. This amount is unsecured, non-interest bearing, and has no fixed terms of repayment.

As of June 30, 2020, officers, directors, their families, and their controlled entities have acquired 53.59% of the Company’s outstanding common capital stock.

The Company incurred expenses $100,076 to one related party, Concorde Consulting, an entity controlled by a director, for professional fees and consulting services provided to the Company during the period ended June 30, 2020 (June 30, 2019 - $101,574).

8.	ASSET RETIREMENT OBLIGATIONS

The total future asset retirement obligation is estimated by management based on the Company’s net working interests in all wells and facilities, estimated costs as determined by the Alberta Energy Regulator to reclaim and abandon wells and facilities and the estimated timing of the costs to be incurred in future periods. At June 30, 2020, the Company estimates the undiscounted cash flows related to asset retirement obligations to total approximately $593,076 (September 30, 2019 - $610,291). The fair value of the liability at June 30, 2020 is estimated to be $499,917 (September 30, 2019 - $500,392) using a risk-free rate of 3.74% and an inflation rate of 2%. The actual costs to settle the obligation are expected to occur in approximately 23 years.

Changes to the asset retirement obligation were as follows:

	June 30, 2020	September 30, 2019
Balance, beginning of period	$500,392	$493,467
Liabilities incurred	–	–
Effect of foreign exchange	(14,255)	(11,081)
Disposal	–	–
Accretion expense	13,780	18,006
Balance, end of period	$499,917	$500,392

9.	COMMON STOCK

Common Stock Issued and Outstanding

As of June 30, 2020, the Company had outstanding 230,574,603 shares of common stock. See “Subsequent Events” in the notes to the Condensed Consolidated Financial Statements for the period ending June 30, 2020, as disclosed herein.

10.	STOCK OPTIONS

On November 17, 2019, 600,000 stock options previously granted on November 17, 2014 to one director expired unexercised.

The following is a summary of stock option activity as at June 30, 2020:

	Number of Underlying Shares	Weighted Average Exercise Price	Weighted Average Fair Market Value

Balance, September 30, 2019	600,000	$0.23	$0.18

Expired, November 17, 2019	(600,000)	0.23	0.18
Balance, June 30, 2020	–	$–	$–

Exercisable, June 30, 2020	–	$–	$–

11.	CHANGES IN NON-CASH WORKING CAPITAL

	Nine Months Ended	Nine Months Ended
	June 30, 2020	June 30, 2019

Accounts receivable	$(55,919)	$(47,495)
Prepaid expenses	16,768	(15,885)
Accounts payable	71,633	(19,548)
	$32,482	$(82,928)

12.	COMMITMENTS

Compensation to Executive Officers

Concorde Consulting, a company owned 100% by Mr. Curtis J. Sparrow, for providing services as Chief Financial Officer to the Company for $11,120 per month (Cdn $15,000 per month).

Office Lease

On June 24, 2020, the Company extended the Edmonton office lease commencing effective on July 1, 2020 and expiring on June 30, 2021. The quarterly payments due, under this original lease, are as follows:

	USD $	Cdn $

2020 Q4 (July - September)	3,643	4,965
2021 Q1 (October - December)	3,643	4,965
2021 Q2 (January - March)	3,643	4,965
2021 Q3 (April - June)	3,643	4,965

In an effort to contain and mitigate the spread of COVID-19, Canada has imposed unprecedented, but are not limited to, restrictions on businesses, including mandatory work from home measures unless the employer determines a physical presence is required for operational effectiveness. Due to COVID-19 the Company implemented a work from home program for its staff beginning on March 14, 2020. Therefore the Company has moved out of this office space.

See “Subsequent Events” in the notes to the Condensed Consolidated Financial Statements for the period ending June 30, 2020, as disclosed herein.

13.	LEGAL ACTIONS

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

The Plaintiff seeks: 1) A declaration that the Plaintiff is the legal owner of 0.67% of the Purported GORR payable on all oil sands produced from the lands which is payable by one or more of the Defendants; 2) An accounting to determine the amount of the outstanding royalty of which judgment is estimated by the Plaintiff to be in the amount of $73,380 ($100,000 Cdn); and 3) Interest and costs.

The Company continues to deny the validity of the Purported GORR in the first instance. As well, if the Purported GORR was valid, which is denied, it was not a gross overriding interest, but rather an overriding interest, which allowed for the deduction of operating and marketing costs. The Company plans to vigorously defend itself against the Plaintiff’s claims. As at June 30, 2020, no contingent liability has been recorded, as a successful outcome for the Plaintiff is not probable.

See “Subsequent Events” in the notes to the Condensed Consolidated Financial Statements for the period ending June 30, 2020, as disclosed herein.

13.	SUBSEQUENT EVENTS

Loan

As previously disclosed in Note 3 above, on April 20, 2020, one of the Company’s Canadian subsidiaries, received a loan from that subsidiary's Canadian chartered bank in the amount of $29,352 ($40,000 Cdn) as part of the Canadian government’s COVID-19 relief program. In addition, on December 18, 2020, the Company’s Canadian subsidiary, received an additional $14,676 ($20,000 Cdn) under the same COVID relief program.

Office Lease

From March 14, 2020 thru to June 30, 2021, the Company did not utilize its office space, and therefore the Company did not renew its office lease on June 30, 2021. As previously disclosed above in Note 12, due to COVID-19 and certain governmental restrictions and recommendations, the Company’s staff has continued to work from home.

Effective February 2021, the Company currently rents office and storage space on a month-to-month basis with no lease commitment The quarterly payments due are as follows:

	USD $	Cdn $

2021 Q2 (January - March)	1,578	2,150
2021 Q3 (April - June)	2,367	3,225

Legal Actions

Provident Premier Master Fund Ltd. vs Northern Alberta Oil Ltd., Deep Well Oil & Gas (Alberta) Ltd., Andora Energy Corporation and MP Energy West Canada Corp.

On October 22, 2020, Provident Premier Master Fund Ltd. (the “Plaintiff”), filed and served a Second Amended Statement of Claim against Northern Alberta Oil Ltd., Deep Well Oil & Gas (Alberta) Ltd., Andora Energy Corporation and MP Energy West Canada Corp. (the “Defendants”) in the Court of Queen’s Bench of Alberta Judicial District of Calgary. The Original Statement of Claim had been filed on November 1, 2018, but the Company states that it was never served, so the Company was not aware of the claim until served with the first Amended Statement of Claim filed with the Court of Queen’s Bench of Alberta Judicial District of Calgary on October 24, 2019. The Plaintiff claims that on December 12, 2003, Nearshore Petroleum Corporation (“Nearshore”) entered into a royalty agreement with Northern Alberta Oil Ltd. (“Northern”) in which Northern granted a 6.5% gross overriding royalty (the “Purported GORR”) in all petroleum substances produced, saved and marketed from certain oil sands leases held by the Company located within the Company's Sawn Lake properties. The Plaintiff seeks: 1) A declaration that the Plaintiff is the legal owner of 0.67% of the Purported GORR payable on all oil sands produced from the lands which is payable by one or more of the Defendants; 2) As stated in Clause 18(b) of the Second Amended Statement of Claim, an accounting to determine the amount of the outstanding royalty; 3.) Judgment or restitution in the amount determined pursuant to clause 18(b) in the approximate amount of $73,380 ($100,000 Cdn) plus such further amounts as come due following the filing of the action; and 4) Interest and costs.

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

Andora Energy Corporation vs Northern Alberta Oil Ltd. and Deep Well Oil & Gas (Alberta), Ltd.

On December 3, 2020, Andora Energy Corporation (the “Plaintiff”), filed a Statement of Claim against Northern Alberta Oil Ltd. and Deep Well Oil & Gas (Alberta) Ltd. (the “Defendants”) in the Court of Queen’s Bench of Alberta Judicial District of Calgary. The Company states that it was first served with this Statement of Claim on January 26, 2021. The Plaintiff claims that the Defendants owe the Plaintiff $98,188 ($133,808 Cdn) for unpaid joint interest billings. The Plaintiff seeks: 1.) Judgment, or alternatively damages, in the amount of the indebtedness, or such further amounts as may be due and owing as at the date of trail; 2.) Interest on the amount found to be owing; 3.) Costs of this action; and 4.) Such further and other relief as counsel may advise and the court deems just.

On February 17, 2021, the Defendants filed a Statement of Defence against the Plaintiff in the Court of Queen’s Bench of Alberta Judicial District of Calgary. The Defendants claimed that the Plaintiff owes monies to the Defendants for leases operated by the Defendants, and that the Defendants have a right to off-set costs against any monies that may be owed to the Plaintiff’s.

On March 18, 2021, Andora Energy Corporation (the “Plaintiff”), filed an Application for Summary of Judgment and Affidavit to support the Application for Summary of Judgment against Northern Alberta Oil Ltd. and Deep Well Oil & Gas (Alberta) Ltd. (the “Defendants”) in the Court of Queen’s Bench of Alberta Judicial District of Calgary. The Plaintiff seeks the repayment of outstanding joint interest billings pursuant to a joint operating agreement between the parties (the “JOA”). The Plaintiff seeks an Order granting the following relief: 1.) summary judgment in favour of Plaintiff as against the Defendant Northern Alberta Oil Ltd. in the amount of $96,281 ($131,209 Cdn); 2.) summary judgment in favour of Plaintiff as the Defendant Deep Well Oil & Gas (Alberta) Ltd. in the amount of $14,463 ($19,710 Cdn); 3.) interest on the amounts pursuant to the contractual interest rate prescribed by the JOA, or alternatively, pursuant to the Judgement Interest Act RSA 2000, c J-1; 4.) costs of this Action, including costs of this Application, on such basis as the Court deems appropriate; and 5.) such further and other relief as counsel may advices and the Court may deem just.

On June 21, 2021, the Defendants filed an Affidavit against the Plaintiff’s application for an order for Summary of Judgment against the Defendants in the Court of Queen’s Bench of Alberta Judicial District of Calgary. The Defendants claim that the Plaintiff owes $125,870 ($171,531 Cdn) to the Defendants for, but are not limited to, for expenses incurred on leases operated by the Defendants, and that the Defendants have a right to off-set costs against any monies that may be owed to the Plaintiff’s.

On June 22, 2021, upon an application by the Plaintiff for an order for Summary of Judgment against the Defendants and upon the Court reviewing the Affidavits filed by the Plaintiff and Defendants and upon hearing counsel for the Plaintiff and counsel for the Defendants, the Court denied the Plaintiff’s order for a Summary of Judgment against the Defendants.

The Defendants deny the Plaintiff’s claim regarding all of the monies which are claimed to be owed to the Defendants by the Plaintiff. The Defendants plan to vigorously defend itself against the Plaintiff’s claims, but has provided for some of the claimed amounts in the Company’s books.

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

Farmout Agreement

In accordance with the Farmout Agreement the Company entered into on July 31, 2013, the Farmee is required to provide up to $30,000 per month to cover the Company’s monthly administrative expenses. Since March of 2020, the Farmee has been delinquent in making its monthly payments in full to the Company. Currently the Farmee has only been paying about half of the $30,000 per month payments to the Company late and not on a consistent monthly basis. To date the Farmee owes the Company approximately $345,000 in administrative costs as required by the Farmout Agreement.

COVID-19 Relief

In 2020 and 2021, the Canadian federal government announced various COVID-19 relief programs which included but are not limited to, loans, commercial rent and wage subsidies, to qualifying companies. The Company, if eligible, has or will apply for any financial relief available to the Company.

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

Period Ending June 30	2020	2019
Rate at end of period	$0.7338	$0.7641
Average rate for the three month period	$0.7221	$0.7476

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

Under Full Cost accounting we assess our unproved properties for impairment annually. Management takes a longer-term approach to the commodity price because of the long life of the Company’s oil sands assets, that being 30, 40, or even over, 50 years. The significant decline in oil prices may have an impact on the Company's annual impairment assessment of its unproven Sawn Lake properties, whereby we may have to impair some or all of our unproven properties on our balance sheet when we preform our yearly assessment of our unproved properties for impairment. However, management feels that any impairment decision must take in to account the relatively long-term life of the Company’s assets.

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

Results of Operations

Our Company’s independent auditor has not performed a review of our quarterly condensed consolidated financial statements for the period ending June 30, 2020, in accordance with standards established by the Public Company Accounting Oversight Board (United States) (“PCAOB”) for a review of quarterly financial statements by an entity’s auditor. The accompanying unreviewed quarterly condensed consolidated financial statements of our Company for the period ending June 30, 2020 have been prepared inhouse by our Company and are the responsibility of our Company’s management.

The following table sets forth summarized financial information:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(Unreviewed)	(Auditor Reviewed)	(Unreviewed)	(Auditor Reviewed)
Revenue	$–	$–	$–	$–
Royalty refunds (expenses)	–	–	–	–
Revenue, net of royalty	–	–	–	–
Expenses
Operating expenses	16,749	16,256	55,684	59,736
Operating expense covered by Farmout	(16,749)	(16,256)	(55,684)	(59,736)
General and administrative	17,484	35,852	88,129	129,273
Depreciation, accretion and depletion	10,622	11,384	32,225	34,237
Net loss from operations	(28,106)	(47,236)	(120,354)	(163,510)
Other income and expenses
Rental and other income	33,346	1,210	31,337	3,276
Interest income	708	1,964	4,662	5,697
Net income (loss)	$5,948	$(44,062)	$(84,355)	$(154,537)

There was no production volumes or revenues for the years ending June 30, 2020 and 2019, due to a majority of our Company’s Joint Venture partners voting to temporarily suspend operations of the SAGD Project at the end of February 2016. In accordance with the Farmout Agreement we entered into on July 31, 2013, the Farmee has agreed to provide up to $40,000,000 in funding for our portion of the costs for the SAGD Project in return for a net 25% working interest in two oil sands leases where we had a working interest of 50% before the execution of the Farmout Agreement. Under the terms of the Farmout Agreement the Farmee is required to provide funding to cover the monthly administrative expenses of our Company provided that such funding shall not exceed $30,000 per month. Under the terms of the Farmout Agreement, the Farmee is to continue to cover our Company’s administrative costs up to $30,000 per month until completion in all substantial respects of the SAGD Project agreement entered into between the Company and the operator of the SAGD Project. Since March of 2020, the Farmee has been delinquent in making its monthly payments in full to us. Currently the Farmee has only been paying about half of the $30,000 per month payments to us. To date the Farmee owes us approximately $345,000 in administrative costs as required by the Farmout Agreement. Our net operating margin after operating expenses is zero, under the Farmout Agreement, any negative operating cash flows are reimbursed to us to fund our share of the SAGD Project. Therefore, the total share of the capital costs and operating expenses of our Company’s joint SAGD Project has been funded in accordance with the Farmout Agreement, at a net cost to our Company of $Nil. As required by the Farmout Agreement, as of June 30, 2020, the Farmee has reimbursed our Company and/or paid the operator up to a total of approximately Cdn$27.5 million, which depending upon the exchange rates used over time could presently be approximately $20.2 million USD, for the Farmee’s share and our share of the capital costs and operating expenses of the SAGD Project. These costs included the drilling and completion of one SAGD well pair; the purchase and transportation of equipment of which included the once through steam generator, production tanks, water treatment plant, and power generators; installation and construction of the steam plant facility; testing and commissioning; the purchase of the water source and disposal wells; construction of pipelines and expenditures to connect and tie-in the source and disposal water wells to the steam plant facility along with a fuel source tie-in pipeline; equipment for processing and treating the bitumen production at the SAGD facility site; replacement of the electrical submersible pump; front end costs for the expansion; the operating expenses associated with the steaming and production of the one SAGD well pair when the facility was producing; and the expenses associated the monthly shut-in operations of the SAGD Project facility.

For the three months ended June 30, 2020, our general and administrative expenses decreased by $18,368 compared to the three months ended June 30, 2019. We also accrued $90,000 during this quarter from the Farmee in accordance with a Farmout Agreement to offset our monthly expenses. After adjusting out the non-cash item foreign exchange and the funds we received from the Farmee, our general and administrative expenses were $102,207 for the three months ended June 30, 2020 compared to $124,258 for the three months ended June 30, 2019.

For the nine months ended June 30, 2020, our general and administrative expenses decreased by $41,144 compared to the nine months ended June 30, 2019, which was primarily due to decreases in office rent and other general and administrative expenses. We also accrued $270,000 during the last nine months from the Farmee in accordance with the Farmout Agreement, to offset our monthly expenses. After adjusting out the non-cash items for foreign exchange and the funds we received from the Farmee, our general and administrative expenses were $354,408 for the nine months ended June 30, 2020 compared to $395,741 for the nine months ended June 30, 2019.

For the three months ended June 30, 2020, our depreciation, depletion, and accretion expense decreased by $762 compared to the three months ended June 30, 2019, which was primarily due to the depreciating value of our assets. Depreciation expense is computed using the declining balance method over the estimated useful life of the asset. In compliance with our accounting policy, only half of the depreciation is taken in the year of acquisition. No significant depreciable asset purchases were made in the quarter ended June 30, 2020.

For the nine months ended June 30, 2020, our depreciation, depletion, and accretion expense decreased by $2,012 compared to the nine months ended June 30, 2019, which was primarily due to the depreciating value of our assets. Depreciation expense is computed using the declining balance method over the estimated useful life of the asset. In compliance with our accounting policy, only half of the depreciation is taken in the year of acquisition. No significant depreciable asset purchases were made in the quarter ended June 30, 2020.

For the three months ended June 30, 2020, rental and other income increased by $32,136 compared to the three months ended June 30, 2019, which was primarily due to the income we received from COVID-19 supports granted from the Canadian federal government. Since April 2020, the Canadian federal government announced various COVID-19 relief programs which included, but are not limited to, loans, commercial rent and wage subsidies, to qualifying companies.

For the nine months ended June 30, 2020, rental and other income increased by $28,061 compared to the nine months ended June 30, 2019, which was primarily due to the income we received from COVID-19 supports granted from the Canadian federal government, as disclosed in the above paragraph.

For the three months ended June 30, 2020, interest income decreased by $1,256 compared to the three months ended June 30, 2019, due to a decline in interest rates.

For the nine months ended June 30, 2020, interest income decreased by $1,035 compared to the nine months ended June 30, 2019, due to a decline in interest rates.

As a result of the above transactions, our net loss and loss from operations for the three months ended June 30, 2020 decreased by $50,010 compared to the three months ended June 30, 2019. This decrease was primarily due to a decrease of $18,368 in general and administrative expenses and an increase of $33,318 in COVID-19 support income. We recorded a net gain of $5,948 for the three months ended June 30, 2020 compared to three months ended June 30, 2019. This net gain was primarily due to the COVID-19 supports income we received.

As a result of the above transactions, our net loss and loss from operations for the nine months ended June 30, 2020 decreased by $70,182 compared to the nine months ended June 30, 2019. This decrease was primarily due to a decrease of $41,144 in general and administrative expenses and an increase of $33,318 in COVID-19 support income.

Liquidity and Capital Resources

As of June 30, 2020, our total assets were $22,686,794 compared to $22,677,977 as of September 30, 2019. There was an increase of $8,817 in our total assets from the September 30, 2019 year end, which was primarily due to an increase of $55,919 in accounts receivable and a decrease of $26,430 in cash.

As of June 30, 2020, our total liabilities were $664,556 compared to $571,384 as of September 30, 2019. There was an increase of $93,172 in our total liabilities, which was primarily due to an increase of $71,633 in accounts payable and an increase of $22,014 from a loan we received.

Our working capital (current liabilities subtracted from current assets) is as follows:

	Nine months Ended	Year Ended
	June 30, 2020	September 30, 2019
Current Assets	$180,100	167,379
Current Liabilities	142,625	70,992
Working Capital	$37,475	96,387

As of June 30, 2020, we had working capital of $37,475 compared to a working capital of $96,387 as of September 30, 2019. This decrease of $58,912 in working capital is primarily due to cash used for general and administrative expenses and an increase of $71,633 in current liabilities.

As reported on our condensed Consolidated Statement of Cash Flows under “Operating Activities”, for the nine months ended June 30, 2020, our net cash used in operating activities was $19,648 compared to $203,228 for the nine months ended June 30, 2019. This decrease of $183,580 in our operating activities was due to a decrease of $41,144 for general and administrative expenses and a decrease of $115,410 from changes in non-cash working capital.

As reported on our condensed Consolidated Statement of Cash Flows under “Investing Activities”, we had a decrease of $47,485 on investment in our oil and gas properties for the nine months ended June 30, 2020, compared to the nine months ended June 30, 2019.

As reported on our condensed Consolidated Statement of Cash Flows under “Financing Activities”, for the nine months ended June 30, 2020, we had an increase of $7,014 compared to the nine months ended June 30, 2019. This increase was due to the loan received by one of the Company’s Canadian subsidiaries Canadian chartered bank in the amount of $22,014 ($30,000 Cdn) as part of the Canadian government’s COVID-19 relief program on April 20, 2020. See Note 3 “Loan Payable” herein included in the consolidated Financial Statements.

Our cash and cash equivalents as of June 30, 2020 was $23,285 compared to $34,364 as of June 30, 2019. This decrease of $11,079 in cash was primarily due to cash used in general and administrative expenses.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of our fiscal quarter ended June 30, 2020, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of our principal executive officer and principal financial officer. Based upon that evaluation and specifically due to the fact that our Company was late in filing its quarterly report on Form 10-Q for the quarter ending June 30, 2020, our principal executive officer and principal financial officer have concluded that as of the end of that quarter, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Changes In Internal Control Over Financial Reporting

During the fiscal quarter ended June 30, 2020, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 22, 2020, Provident Premier Master Fund Ltd. (the “Plaintiff”), filed and served a Second Amended Statement of Claim against Northern Alberta Oil Ltd., Deep Well Oil & Gas (Alberta) Ltd., Andora Energy Corporation and MP Energy West Canada Corp. (the “Defendants”) in the Court of Queen’s Bench of Alberta Judicial District of Calgary. The Original Statement of Claim had been filed on November 1, 2018, but the Company states that it was never served so the Company was not aware of the claim until served with the first Amended Statement of Claim filed with the Court of Queen’s Bench of Alberta Judicial District of Calgary on October 24, 2019. The Plaintiff claims that on December 12, 2003, Nearshore Petroleum Corporation (“Nearshore”) entered into a royalty agreement with Northern Alberta Oil Ltd. (“Northern”) in which Northern supposedly granted a 6.5% gross overriding royalty the (“Purported GORR”) in all petroleum substances produced, saved and marketed from certain oil sands leases held by the Company located within the Company’s Sawn Lake properties. The Plaintiff seeks: 1) A declaration that the Plaintiff is the legal owner of 0.67% of the Purported GORR payable on all oil sands produced from the lands which is payable by one or more of the Defendants; 2) as stated in Clause 18(b) of the Second Amended Statement of Claim, an accounting to determine the amount of the outstanding royalty; 3.) Judgment or restitution in the amount determined pursuant to section 18(b) in the approximate amount of $73,380 ($100,000 Cdn) plus such further amounts as come due following the filing of the action; and 4) Interest and costs.

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

Andora Energy Corporation vs Northern Alberta Oil Ltd. and Deep Well Oil & Gas (Alberta), Ltd.

On December 3, 2020, Andora Energy Corporation (the “Plaintiff”), filed a Statement of Claim against Northern Alberta Oil Ltd. and Deep Well Oil & Gas (Alberta) Ltd. (the “Defendants”) in the Court of Queen’s Bench of Alberta Judicial District of Calgary. The Company states that it was first served with this Statement of Claim on January 26, 2021. The Plaintiff claims that the Defendants owe the Plaintiff $98,188 ($133,808 Cdn) for unpaid joint interest billings. The Plaintiff seeks: 1.) Judgment, or alternatively damages, in the amount of the indebtedness, or such further amounts as may be due and owing as at the date of trail; 2.) Interest on the amount found to be owing; 3.) Costs of this action; and 4.) Such further and other relief as counsel may advise and the court deems just.

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

On March 18, 2021, Andora Energy Corporation (the “Plaintiff”), filed an Application for Summary of Judgment and Affidavit to support the Application for Summary of Judgment against Northern Alberta Oil Ltd. and Deep Well Oil & Gas (Alberta) Ltd. (the “Defendants”) in the Court of Queen’s Bench of Alberta Judicial District of Calgary. The Plaintiff seeks the repayment of outstanding joint interest billings pursuant to a joint operating agreement between the parties (the “JOA”). The Plaintiff seeks an Order granting the following relief: 1.) summary judgment in favour of Plaintiff as against the Defendant Northern Alberta Oil Ltd. in the amount of $96,281 ($131,209 Cdn); 2.) summary judgment in favour of Plaintiff as the Defendant Deep Well Oil & Gas (Alberta) Ltd. in the amount of $14,463 ($19,710 Cdn); 3.) interest on the amounts pursuant to the contractual interest rate prescribed by the JOA, or alternatively, pursuant to the Judgement Interest Act RSA 2000, c J-1; 4.) costs of this Action, including costs of this Application, on such basis as the Court deems appropriate; and 5.) such further and other relief as counsel may advices and the Court may deem just.

On June 21, 2021, the Defendants filed an Affidavit against the Plaintiff’s application for an order for summary judgment against the Defendants in the Court of Queen’s Bench of Alberta Judicial District of Calgary. The Defendants claim that the Plaintiff owes $125,870 ($171,531 Cdn) to the Defendants for, but are not limited to, leases operated by the Defendants, and that the Defendants have a right to off-set costs against any monies that may be owed to the Plaintiff’s.

On June 22, 2021, upon an application by the Plaintiff for an order for summary judgment against the Defendants and upon the Court reviewing the Affidavits filed by the Plaintiff and Defendants and upon hearing counsel for the Plaintiff and counsel for the Defendants, the Justice in Chambers denied the Plaintiff’s order for a summary judgment against the Defendants.

The Defendants deny the Plaintiff’s claim regarding all of the monies which are claimed to be owed to the Defendants by the Plaintiff. The Defendants plan to vigorously defend itself against the Plaintiff’s claims, but has provided for some of the claimed amounts in the Company’s books as of June 30, 2020.

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

The SEC recently adopted amendments to Rule 15c2-11 under the Securities Exchange Act of 1934, could adversely affect our common stock. Rule 15c2-11 (the “Rule”) becomes effective on September 28, 2021 and will have an impact on the over-the-counter (“OTC”) market regulatory structure. The amended Rule is ostensibly to enhance disclosure and investor protection in the OTC market by ensuring that broker-dealers in the OTC market do not publish quotations for an issuer’s security when current issuer information is not publicly available. Therefore, under the new Amendments to Rule 15c2-11, now, all OTC quoted companies must file at least current annual financial statements or companies will not be publicly quoted on the OTC Markets and risk being downgraded to the Grey Market. Our Company is currently listed on the OTC markets “Pink – No Information” Tier. Currently, we have not filed all of our annual and quarterly reports which are required to be filed by us with the SEC. We are striving to achieve this goal. Even so, it is possible that our common stock may be downgraded to the Grey Market, if it determined that we failed to file our appropriate annual and quarterly reports in a timely manner as required by the SEC. Our Company must file its September 30, 2020 annual financial statements with the SEC in order for our Company to remain publicly quoted on the OTC Markets “Pink - Limited Information” Tier. If it is determined that we did not comply with these new requirements, it is highly likely that it may make it more difficult for investors in our stock to resell their shares to third parties or to alternatively dispose of them in the open market or otherwise

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Information to be Reported on Form 8-K

Our Company reported all information that was required to be disclosed on Form 8-K during the period covered by this quarterly report on Form 10-Q for the period ended June 30, 2020, except for the following:

On April 20, 2020, one of the Company’s Canadian subsidiaries received a loan from that subsidiary’s Canadian chartered bank in the amount of $29,352 ($40,000 Cdn) as part of the Canadian government’s COVID-19 relief program. Under this loan program, eligible businesses receive a $40,000 Cdn interest-free loan until December 31, 2022. If $30,000 Cdn is repaid on or before December 31, 2022, the remaining amount of the loan is eligible for complete forgiveness. If the loan is not repaid by December 31, 2022, it will be extended for an additional 3-year term bearing an interest rate of 5% per annum.

Shareholder Nominations

There have been no changes to the procedures by which shareholders may recommend nominees to our Board of Directors during the time period covered by this quarterly report on Form 10-Q for the period ended June 30, 2020.

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