Form 10-K
period 2020-09-30
DEEP WELL OIL & GAS INC
filed 2021-09-27
CIK 869495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2020

or

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

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common equity was sold on or about March 31, 2020 was approximately $1.7 million.

As of September 25, 2021, the Issuer had outstanding approximately 229,374,605 shares of common stock, $0.001 par value per share.

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

Year ending September 30	2020	2019
Rate at year end	$0.7497	$0.7551
Average rate for year	$0.7437	$0.7537

Unless the context indicates another meaning, the terms “Company,” “Deep Well,” “we,” “us” and “our” refer to Deep Well Oil & Gas, Inc. and its subsidiaries through which it conducts business. For definitions of some terms used throughout this report, see “Glossary and Abbreviations”.

PART I

ITEM 1. BUSINESS

Deep Well Oil & Gas, Inc., through its subsidiaries conducts business as an independent junior oil sands exploration and development company. Its subsidiaries are headquartered in Edmonton, Alberta, Canada. Our immediate corporate focus is to develop the existing oil sands land base where our subsidiaries have working interests ranging from 25% to 100% in the Peace River oil sands area of Alberta, Canada. Deep Well Oil & Gas, Inc. is a Nevada corporation and our common stock trades on the OTC Marketplace under the symbol DWOG. We maintain a website at www.deepwelloil.com. The contents of our website are not part of this annual report on Form 10-K for the fiscal year ended September 30, 2020 (this “Annual Report”).

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

Sawn Lake Oil Sands Properties – Peace River Oil Sands, Alberta, Canada

Currently, we have working interests in six oil sands leases ranging from 25% to 100% in the Peace River oil sands area of Alberta, where we are the operator of four leases. The focus of our Company’s operations is to develop the oil sands reservoir to establish proven reserves and to determine the best technology under which the oil can be produced from our Sawn Lake properties in order to generate positive cash flow. For further information on our oil sands projects see Item 2 “Oil and Gas Properties” in this Annual Report on Form 10-K.

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

We Have A History Of Losses And May Not Achieve Or Sustain Profitability In The Future. Since our inception, we have suffered recurring losses from operations and have been dependent on new investment to sustain our operations. During the years ended September 30, 2020 and 2019 we reported net losses of $103,302 and $197,135 respectively. We may not achieve profitability in the foreseeable future, if at all. In addition, our operating expenses may be more than our future revenue growth. We expect our future cost of revenue and operating expenses to continue to increase in the foreseeable future as we continue to expand on our thermal recovery operations at Sawn Lake, Alberta.

Future Price Declines May Result In A Write-Down Of Asset Carrying Values. Effective July 1, 2015, our Company adopted the full-cost method of accounting for costs related to our oil sands properties. Under the full cost method, oil and gas properties are subject to a ceiling test performed quarterly. A ceiling test write-down is recognized in net earnings if the carrying amount of a cost centre exceeds the “cost centre ceiling”. The cost centre ceiling is the sum of: (i) present value of the estimated future net cash flows from proved oil and natural gas reserves using a 10 percent per year discount factor; (ii) the costs of unproved properties not being amortized; (iii) the lower of cost or fair value of unproved properties included in the costs being amortized; and (iv) related income tax effects. During the 2020 and 2019 fiscal year, no ceiling test write-downs were recorded for our oil and gas properties. Costs associated with unproved properties are excluded from the depletion calculation until it is determined that proved reserves are attributable or impairment has occurred. Unproved properties are assessed annually for impairment. Costs that have been impaired are included in the costs subject to depletion within the full cost pool. A significant decline in oil prices from current levels, or other factors, without other mitigating circumstances, could cause a future write-down of our capitalized costs and a non-cash charge on our income statement.

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

Our Interests Are Held In The Form Of Leases That We May Be Unable To Retain. We have working interests in six oil sands leases in North Central Alberta, Canada. Five of these oil sands leases were successfully continued past their initial 15-year fixed term and are now continued into perpetuity. The lease terms include certain commitments related to oil sands properties that require the payments of yearly rents. As required by the Oil Sands Tenure Regulation of the Mines and Minerals Act of Alberta continued oil sands leases past their initial expiry dates are subject to escalating rental payments in respect of each term year of a continued lease that is designated as non-producing. Also, continued oil sands leases must pay annual and escalating rent which is payable at the beginning of each term year. Lessees of continued oil sands leases may eliminate their escalating rent obligations once the lease reaches the minimum level of production guidelines set out by the regulations. If we fail to meet the specific requirements of the lease regarding delay or non-payment of annual rental payments or yearly escalating rents, some or all of our leases may be terminated for failure to pay the required yearly rents. We have one oil sands lease that has not yet been continued past its initial expiry date of April 9, 2024. There can be no assurance that any of the obligations required to maintain each lease will be met. The termination or expiration of our oil sands leases or the working interests relating to our leases may reduce our opportunity to exploit a given prospect for production and thus could have a material adverse effect on our business, results of operations and financial condition.

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

We Do Not Control All Of Our Operations. We do not operate all of our oil sands properties and we therefore have limited influence over the testing, drilling and production operations of those properties. Currently, we have a 90% working interest on three oil sands leases, a 100% working interest on one oil sands lease, where we are the operator of the 90% and 100% leases. We also have a 25% working interest on two oil sands leases where one of our joint venture partners is the operator. All six oil sands leases are located in the Peace River oil sands area of Alberta, Canada. Our lack of operational control of the two leases currently not operated by us means we are exposed to the following possibilities:

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

Market Fluctuations In The Prices Of Oil Could Adversely Affect Our Business. Prices for oil tend to fluctuate significantly in response to factors beyond our control. These factors include, but are not limited to, the ongoing wars in the Middle East and actions of the Organization of Petroleum Exporting Countries and its maintenance of production constraints, the U.S. political and economic environment, weather conditions, the availability and market acceptance of alternate fuel sources, transportation interruption, the impact of drilling levels on crude oil and natural gas supply, and the environmental and access issues that could limit future drilling activities for the industry. Changes in commodity prices may significantly affect our capital resources, liquidity and expected operating results. Price changes directly affect revenues and can indirectly impact expected production by changing the amount of funds available to reinvest in exploration and development activities. Reductions in oil pricing not only reduce revenues and profits but could also reduce the quantities of reserves that are commercially recoverable. Significant declines in oil prices could result in non-cash charges to earnings due to write-downs. Changes in commodity prices may also significantly affect our ability to estimate the value of producing properties for acquisition and divestiture and often cause disruption in the market for oil producing properties, as buyers and sellers have difficulty agreeing on the value of the properties. Price volatility also makes it difficult to budget for and project the return on acquisitions and development and exploitation of projects. We expect that commodity prices will continue to fluctuate significantly in the future.

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

The outbreak of health epidemics and pandemics, including COVID-19, could adversely affect our business, financial condition, and results of operations. Health epidemics and pandemics could, and in fact, have spread across the globe and could, and have, impacted worldwide economic activity, including the global demand for oil, natural gas and the price for heavy oil. Health epidemics and pandemics, including the COVID-19 and its variants, can cause certain risks in which we, or our employees, contractors, suppliers, customers and joint venture partners may be prevented from conducting business activities for an indefinite period of time, due to restrictions that may be requested or mandated by governmental authorities, which include quarantines that restrict or prohibit employees from going to work. The ongoing spread of COVID-19 and its variants and mitigation measures to prevent its spread, along with a decline in oil prices, could have a material adverse effect on our business, financial condition, results of operations and our ability to raise funds.

The SEC recently adopted amendments to Rule 15c2-11 under the Securities Exchange Act of 1934, could adversely affect our common stock. Rule 15c2-11 (the “Rule”) becomes effective on September 28, 2021 and will have an impact on the over-the-counter (“OTC”) market regulatory structure. The amended Rule is ostensibly to enhance disclosure and investor protection in the OTC market by ensuring that broker-dealers in the OTC market do not publish quotations for an issuer’s security when current issuer information is not publicly available. Therefore, under the new Amendments to Rule 15c2-11, now, all OTC quoted companies must file at least current annual financial statements or companies will not be publicly quoted on the OTC Markets and risk being downgraded to the Grey Market. Our Company is currently listed on the OTC markets “Pink – No Information” Tier. Currently, we have not filed all of our annual and quarterly reports which are required to be filed by us with the SEC. We are striving to achieve this goal. Even so, it is possible that our common stock may be downgraded to the Grey Market, if it determined that we failed to file our appropriate annual and quarterly reports in a timely manner as required by the SEC. Our Company must file its September 30, 2020 annual financial statements with the SEC in order for our Company to remain publicly quoted on the OTC Markets “Pink - Limited Information” Tier. This document is meant to comply with that requirement. If it is determined that we did not comply with these new requirements, it is highly likely that it may make it more difficult for investors in our stock to resell their shares to third parties or to alternatively dispose of them in the open market or otherwise.

ITEM 2. PROPERTIES

Oil and Gas Properties

Acreage

Currently, we have a 90% working interest in three oil sands leases, a 100% working interest in one oil sands lease, and a 25% working interest in an additional two oil sands leases in the Peace River oil sands area of Alberta. These six oil sands leases cover 17,712 gross acres (7,168 gross hectares) with our Company having 11,734 net acres (4,749 net hectares). We are the operator of four of these oil sands leases where we have working interests of either 90% or 100%. For further information, see Oil and Gas Properties on our Balance Sheet and Note 3, 4 and 5 in the notes to our consolidated financial statements contained herein.

The following table summarizes, by geographic area, our gross and net developed and undeveloped acreage as of September 30, 2020:

sawn lake properties - Peace River Oil Sands as of September 30, 2020
	Gross Hectares	Net Hectares	Gross Acres	Net Acres
Developed Acreage
Alberta, Canada	0	0	0	0
Total	0	0	0	0

Undeveloped Acreage
Alberta, Canada	7,168	4,749	17,712	11,734
Total	7,168	4,749	17,712	11,734

TOTAL Developed and Undeveloped	7,168	4,749	17,712	11,734

Our Sawn Lake oil sands properties under lease as of September 30, 2020, covers 17,712 gross acres (11,734 net acres) of land under six oil sands leases. The lease expiration dates of our Company’s oil sands leases are as follows:

(i)	The Company has five oil sands leases that cover 14,549 gross acres (8,571 net acres) and have no set expiry date. These continued leases are now held by the Company for perpetuity, subject to yearly escalating rental payments until they are deemed to be producing leases;

(ii)	3,163 gross acres (3,163 net acres) under one oil sands lease are set to expire on April 9, 2024. The Company will be applying to continue this lease into perpetuity.

Summary of Oil and Gas Reserves

We did not have our properties independently assessed and evaluated for reserves and resources as of September 30, 2020. As of September 30, 2015, DeGolyer and MacNaughton Canada Limited (“DeGolyer”) in compliance with SEC definitions and guidance and in accordance with generally accepted petroleum engineering principles, did assess and evaluate our properties for reserves and resources. Our Company reported no proved reserves as of September 30, 2015.

Drilling and Other Exploratory and Development Activities

The following table summarizes the results of our drilling activities in the Peace River oil sands area of Alberta during the fiscal years ended September 30, 2020, 2019 and 2018.

	Development (Net Wells)				Exploratory (Net Wells)
	Oil	Gas	Service Well	Dry	Oil	Gas	Service Well	Dry
September 30, 2020
Alberta, Canada	–	–	–	–	–	–	–	–
September 30, 2019
Alberta, Canada	–	–	–	–	–	–	–	–
September 30, 2018
Alberta, Canada	–	–	–	–	*-	–	–	–

* -	On February 15, 2018, we entered into a contribution agreement with a third-party to drill a well on one of our Sawn Lake oil sands leases in which we acquired cores and logs through the Bluesky formation, but did not acquire a working interest in that well.

Productive Wells

As of the fiscal year ended September 30, 2020; we had no producing wells. All of our producing wells were shut-in in February 2016 in accordance with a majority of our Company’s Joint Venture partners voting to temporarily suspend operations for the SAGD Project at the end of February 2016.

Present Activities – Peace River Oil Sands, Alberta Canada (Sawn Lake Properties)

Currently we have no wells in the process of being drilled. Our Company to date has, but not limited to, drilled or participated in 13 wells over our Sawn Lake leases to expand the boundaries of the Bluesky oil sands reservoir; commissioned various independent reservoir simulation studies of our properties; successfully produced bitumen from the SAGD Project, which outperformed independent reservoir production type curves; acquired AER approval for two thermal recovery projects, which includes our joint SAGD Project facility expansion to produce up to 3,200 bopd; successfully entered into Farmout Agreements; and we have successfully applied to the AER to continue the best sections of our oil sands properties past their initial expiry dates, where resources were identified. Previously, under the prior oil sands lease continuation regulations an operator or leaseholder must demonstrate certain levels of exploration and development by providing the AER with drilling, coring and seismic data within a certain timeframe in order to maintain the lease past its expiry date.

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

In accordance with the Farmout Agreement, the Farmee has agreed to provide up to $40,000,000 in funding for our portion of the costs for the SAGD Project, in return for a net 25% working interest in 11 sections where we had a working interest of 50% before the execution of the Farmout Agreement. Under the terms of the Farmout Agreement the Farmee also is required to provide funding to cover the monthly administrative expenses of our Company, provided that such funding shall not to exceed $30,000 per month. The total share of the material costs and operating expenses of our Company’s joint SAGD Project is funded in accordance with the Farmout Agreement. The Farmee shall also continue to cover our Company’s administrative costs up to $30,000 per month until completion in all substantial respects of the SAGD Project agreement entered into on July 30, 2013 between the Company and the operator of the SAGD Project.

The development progress of our Sawn Lake oil sands properties is governed by several factors such as federal and provincial governmental regulations. Long lead times in getting regulatory approval for thermal recovery projects are commonplace in our industry. Road bans, winter access only roads and environmental regulations can, and often, do delay development of similar projects and our projects. Because of these and other factors, our oil sands projects can take significantly longer to complete than regular conventional drilling programs for lighter oil. To date, our geological, engineering, economic studies, and our SAGD Project production results lead us to believe that our working interest may be able to support future full profitable commercial production.

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

On October 22, 2020, Provident Premier Master Fund Ltd. (the “Plaintiff”), filed and served a Second Amended Statement of Claim against Northern Alberta Oil Ltd., Deep Well Oil & Gas (Alberta) Ltd., Andora Energy Corporation and MP Energy West Canada Corp. (the “Defendants”) in the Court of Queen’s Bench of Alberta Judicial District of Calgary. The Original Statement of Claim had been filed on November 1, 2018, but the Company states that it was never served so the Company was not aware of the claim until served with the first Amended Statement of Claim filed with the Court of Queen’s Bench of Alberta Judicial District of Calgary on October 24, 2019. The Plaintiff claims that on December 12, 2003, Nearshore Petroleum Corporation (“Nearshore”) entered into a royalty agreement with Northern Alberta Oil Ltd. (“Northern”) in which Northern supposedly granted a 6.5% gross overriding royalty the (“Purported GORR”) in all petroleum substances produced, saved and marketed from certain oil sands leases held by the Company located within the Company’s Sawn Lake properties. The Plaintiff seeks: 1) A declaration that the Plaintiff is the legal owner of 0.67% of the Purported GORR payable on all oil sands produced from the lands which is payable by one or more of the Defendants; 2) as stated in Clause 18(b) of the Second Amended Statement of Claim, an accounting to determine the amount of the outstanding royalty; 3.) Judgment or restitution in the amount determined pursuant to section 18(b) in the approximate amount of $74,970 ($100,000 Cdn) plus such further amounts as come due following the filing of the action; and 4) Interest and costs.

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

Andora Energy Corporation vs Northern Alberta Oil Ltd. and Deep Well Oil & Gas (Alberta), Ltd.

On December 3, 2020, Andora Energy Corporation (the “Plaintiff”), filed a Statement of Claim against Northern Alberta Oil Ltd. and Deep Well Oil & Gas (Alberta) Ltd. (the “Defendants”) in the Court of Queen’s Bench of Alberta Judicial District of Calgary. The Company states that it was first served with this Statement of Claim on January 26, 2021. The Plaintiff claims that the Defendants owe the Plaintiff $100,316 ($133,808 Cdn) for unpaid joint interest billings. The Plaintiff seeks: 1.) Judgment, or alternatively damages, in the amount of the indebtedness, or such further amounts as may be due and owing as at the date of trail; 2.) Interest on the amount found to be owing; 3.) Costs of this action; and 4.) Such further and other relief as counsel may advise and the court deems just.

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

On March 18, 2021, Andora Energy Corporation (the “Plaintiff”), filed an Application for Summary of Judgment and Affidavit to support the Application for Summary of Judgment against Northern Alberta Oil Ltd. and Deep Well Oil & Gas (Alberta) Ltd. (the “Defendants”) in the Court of Queen’s Bench of Alberta Judicial District of Calgary. The Plaintiff seeks the repayment of outstanding joint interest billings pursuant to a joint operating agreement between the parties (the “JOA”). The Plaintiff seeks an Order granting the following relief: 1.) summary judgment in favour of Plaintiff as against the Defendant Northern Alberta Oil Ltd. in the amount of $98,367 ($131,209 Cdn); 2.) summary judgment in favour of Plaintiff as the Defendant Deep Well Oil & Gas (Alberta) Ltd. in the amount of $14,777 ($19,710 Cdn); 3.) interest on the amounts pursuant to the contractual interest rate prescribed by the JOA, or alternatively, pursuant to the Judgement Interest Act RSA 2000, c J-1; 4.) costs of this Action, including costs of this Application, on such basis as the Court deems appropriate; and 5.) such further and other relief as counsel may advices and the Court may deem just.

On June 21, 2021, the Defendants filed an Affidavit against the Plaintiff’s application for an order for summary judgment against the Defendants in the Court of Queen’s Bench of Alberta Judicial District of Calgary. The Defendants claim that the Plaintiff owes $128,597 ($171,531 Cdn) to the Defendants for, but are not limited to, leases operated by the Defendants, and that the Defendants have a right to off-set costs against any monies that may be owed to the Plaintiff’s.

On June 22, 2021, upon an application by the Plaintiff for an order for summary judgment against the Defendants and upon the Court reviewing the Affidavits filed by the Plaintiff and Defendants and upon hearing counsel for the Plaintiff and counsel for the Defendants, the Justice in Chambers denied the Plaintiff’s order for a summary judgment against the Defendants.

The Defendants deny the Plaintiff’s claim regarding all of the monies which are claimed to be owed to the Defendants by the Plaintiff. The Defendants plan to vigorously defend itself against the Plaintiff’s claims, but has provided for some of the claimed amounts in the Company’s books as of September 30, 2020.

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

	High*	Low*
Fiscal September 30, 2019
First Quarter	$0.05	$0.02
Second Quarter	$0.06	$0.01
Third Quarter	$0.04	$0.01
Fourth Quarter	$0.05	$0.01
Fiscal September 30, 2020
First Quarter	$0.04	$0.01
Second Quarter	$0.03	$0.01
Third Quarter	$0.03	$0.01
Fourth Quarter	$0.03	$0.01

*	Source: OTC Markets

Holders of Record

As of September 30, 2020, we had approximately 140 holders of record of our shares of common stock. Our Company estimates that investment dealers and other nominees are the record holders for approximately 1,840 beneficial holders.

Dividends

We have not paid cash dividends since inception.

Securities Authorized for Issuance under Equity Compensation Plans

As of September 30, 2020 with respect to shares of Deep Well’s common stock there were no outstanding options issued under our existing equity compensation plan.

	Equity Compensation Plan
Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	–	–	23,057,460	(1)

Equity compensation plans not approved by security holders	–	–	–

Total	–	–	23,057,460	(1)

(1)	Based on 230,574,603 issued and outstanding shares as at September 30, 2020. The maximum number of common shares that may be reserved for issuance under the Stock Option Plan (as defined below), as amended, may not exceed 10% of our Company’s issued and outstanding common shares.

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of equity securities by our Company or affiliated purchasers during the fourth quarter of the fiscal year ended September 30, 2020.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and therefore are not required to provide the information required under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes. For the purpose of this discussion, unless the context indicates another meaning, the terms: “Deep Well,” “Company,” “we,” “us,” and “our” refer to Deep Well Oil & Gas, Inc. and its subsidiaries. This discussion includes forward-looking statements that reflect our current views with respect to future events and financial performance that involve risks and uncertainties. Our actual results, performance or achievements could differ materially from those anticipated in the forward-looking statements as a result of certain factors including risks discussed in “Cautionary Note Regarding – Forward-Looking Statements” below and elsewhere in this report, and under the heading “Risk Factors” and “Environmental Laws and Regulations” as disclosed in our Annual Report on Form 10-K filed the U.S. Securities and Exchange Commission (“SEC”). Our Annual Report on Form 10-K can be downloaded from our website at www.deepwelloil.com.

Our consolidated financial statements and the supplemental information thereto are reported in United States dollars and are prepared based upon United States generally accepted accounting principles (“U.S. GAAP”). References in this Annual Report on Form 10-K to “$” are to United States dollars and references to “Cdn$” are to Canadian dollars. On September 24, 2021, the daily rate of exchange for Cdn$, expressed in US$ was Cdn$1.00 = US$0.7886 as reported by the Bank of Canada.

General Overview

Deep Well Oil & Gas, Inc., through its subsidiaries conducts business, as an independent junior oil sands exploration and development company. Its subsidiaries are headquartered in Edmonton, Alberta, Canada. Our immediate corporate focus is to develop the existing oil sands land base where we have working interests ranging from 25% to 100% in the Peace River oil sands area of Alberta, Canada. Deep Well Oil & Gas, Inc. is a Nevada corporation and trades on the OTC Marketplace under the symbol DWOG. We maintain a website at www.deepwelloil.com. Our financial statements are available for download on our website or you may download our financial statements from the U.S. Securities and Exchange Commission’s website at www.sec.gov. The contents of our website are not part of this Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

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

Our Company to date has, but not limited to, drilled or participated in 13 wells over our Sawn Lake leases to expand the boundaries of the Bluesky oil sands reservoir; commissioned various independent reservoir simulation studies of our properties; successfully produced bitumen from the SAGD Project, which outperformed independent reservoir production type curves; acquired AER approval for two thermal recovery projects, which includes our joint SAGD Project facility expansion to produce up to 3200 bopd; successfully entered into Farmout Agreements; and we have successfully applied and received approval from the AER to continue the best sections of our oil sands properties past their initial lease expiry dates, where resources were identified. Currently, our Company’s Sawn Lake oil sands properties under lease cover 17,712 gross acres (11,734 net acres) of land under six oil sands leases. The lease expiration dates of our Company’s oil sands leases are as follows:

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

Results of Operations

Our Company’s independent auditor has not performed an audit of our consolidated financial statements for the year ended September 30, 2020, in accordance with standards established by the Public Company Accounting Oversight Board (United States) (“PCAOB”) for an audit of annual financial statements by an entity’s auditor. The accompanying unaudited consolidated financial statements of our Company for the year ended September 30, 2020, have been prepared in-house by our Company and are the responsibility of our Company’s management.

The following table sets forth summarized financial information:

	September 30,	September 30,
	2020	2019
	Unaudited	Audited

Revenue	$–	$–
Provincial royalty expenses	–	–
Revenue, net of royalty	–	–

Expenses
Operating expenses	93,299	97,643
Operating expense covered by Farmout	(93,299)	(97,643)
General and administrative	124,688	165,405
Depreciation, accretion and depletion	43,026	46,036

Net loss from operations	(167,714)	(211,441)

Other income and expenses
Rental and other income	59,237	6,612
Interest income	5,175	7,694

Net loss	$(103,302)	$(197,135)

There was no production volumes or revenues for the fiscal years ending September 30, 2020 and 2019, due to a majority of our Company’s Joint Venture partners voting to temporarily suspend operations of the SAGD Project at the end of February 2016. In accordance with the Farmout Agreement we entered into on July 31, 2013, the Farmee has agreed to provide up to $40,000,000 in funding for our portion of the costs for the SAGD Project in return for a net 25% working interest in two oil sands leases where we had a working interest of 50% before the execution of the Farmout Agreement. Under the terms of the Farmout Agreement the Farmee is required to provide funding to cover the monthly administrative expenses of our Company provided that such funding shall not exceed $30,000 per month. The Farmee shall continue to cover our Company’s administrative costs up to $30,000 per month until completion in all substantial respects of the SAGD Project agreement entered into between the Company and the operator of the SAGD Project. Since March of 2020, the Farmee has been delinquent in making its monthly payments in full to us. Currently the Farmee has only been paying about half of the $30,000 per month payments to us. To date the Farmee owes us approximately $345,000 in administrative costs as required by the Farmout Agreement. Our net operating margin after operating expenses is zero, under the Farmout Agreement, any negative operating cash flows are reimbursed to us to fund our share of the SAGD Project. Therefore, the total share of the capital costs and operating expenses of our Company’s joint SAGD Project has been funded in accordance with the Farmout Agreement, at a net cost to our Company of $Nil. As required by the Farmout Agreement, as of September 30, 2020, the Farmee has reimbursed our Company and/or paid the operator up to a total of approximately Cdn$27.5 million, which depending upon the exchange rates used over time could presently be approximately $20.6 million USD, for the Farmee’s share and our share of the capital costs and operating expenses of the SAGD Project. These costs included the drilling and completion of one SAGD well pair; the purchase and transportation of equipment of which included the once through steam generator, production tanks, water treatment plant, and power generators; installation and construction of the steam plant facility; testing and commissioning; the purchase of the water source and disposal wells; construction of pipelines and expenditures to connect and tie-in the source and disposal water wells to the steam plant facility along with a fuel source tie-in pipeline; equipment for processing and treating the bitumen production at the SAGD facility site; replacement of the electrical submersible pump; front end costs for the expansion; the operating expenses associated with the steaming and production of the one SAGD well pair when the facility was producing; and the expenses associated the monthly shut-in operations of the SAGD Project facility.

For the year ended September 30, 2020, our general and administrative expenses decreased by $40,717 compared to the year ended September 30, 2019, which was primarily due to decreases in office rent and other general and administrative expenses. We also accrued $360,000 during the current fiscal year from the Farmee in accordance with a Farmout Agreement to offset our monthly expenses. After adjusting out the non-cash items for foreign exchange, and the funds we received from the Farmee, our general and administrative expenses were $477,560 for the year ended September 30, 2020 compared to $523,117 for the year ended September 30, 2019.

For the year ended September 30, 2020, our depreciation, depletion and accretion expense decreased by $3,010 compared to the year ended September 30, 2019, which was primarily due to the depreciating value of our assets. Depreciation expense is computed using the declining balance method over the estimated useful life of the asset. In compliance with our accounting policy, only half of the depreciation is taken in the year of acquisition. No significant depreciable asset purchases were made in the year ended September 30, 2020.

For the year ended September 30, 2020, our rental and other income increased by $52,625 compared to the year ended September 30, 2019, which was primarily due to the income we received from COVID-19 supports granted from the Canadian federal government. Since April 2020, the Canadian federal government announced various COVID-19 relief programs which included, but are not limited to, loans, commercial rent and wage subsidies, to qualifying companies.

For the year ended September 30, 2020, our interest income decreased by $2,519 compared to the year ended September 30, 2019, due to a decline in interest rates.

As a result of the above transactions, our net loss and loss from operations for the year ended September 30, 2020 decreased by $93,833 compared to the year ended September 30, 2019. This decrease was primarily due to the decreases in general and administrative expenses and an increase of $61,220 COVID-19 support income.

Liquidity and Capital Resources

As of September 30, 2020, our total assets were $22,768,964 compared to $22,677,977 as of September 30, 2019. There was an increase of $90,987 in our total assets from the September 30, 2019 year end, which was primarily due to an increase of $161,200 in accounts receivable.

As of September 30, 2020, our total liabilities were $765,673 compared to $571,384 as of September 30, 2019. There was an increase of $194,289 in our total liabilities from the September 30, 2019 year end, which was primarily due to an increase of $156,796 in accounts payable and an increase of $22,491 from a loan we received.

For the year ended September 30, 2020, we performed an assessment of our carrying costs of our unproven oil sands properties and determined that no write-down of our oil and gas properties as of September 30, 2020 was necessary. No write-downs of our unproven oil sands properties were recorded in the year ended September 30, 2019.

Our working capital is as follows.

	September 30, 2020	September 30, 2019
Current Assets	$255,197	$167,379
Current Liabilities	227,788	70,992
Working Capital	$27,409	$96,387

As of September 30, 2020, we had working capital of $27,409 compared to our working capital of $96,387 as of September 30, 2019. This decrease of $68,978 in working capital is primarily due to cash used for general and administrative expenses and an increase of $156,796 in current liabilities.

As reported on our Consolidated Statement of Cash Flows under “Operating Activities”, for the year ending September 30, 2020, our net cash used in operating activities was $53,086 compared to $177,258 for the year ended September 30, 2019. This decrease of $124,172 was primarily due to a decrease of $40,717 for general and administrative expenses and a decrease of $68,978 from changes in non-cash working capital.

As reported on our Consolidated Statement of Cash Flows under “Investing Activities”, we had a decrease of $56,678 on investment in our oil and gas properties for the year ended September 30, 2020, compared to the year ended September 30, 2019.

As reported on our Consolidated Statement of Cash Flows under “Financing Activities”, for the year ended September 30, 2020, we had increase of $7,491 compared to the year ended September 30, 2019. This increase was due to the loan received by one of the Company’s Canadian subsidiaries Canadian chartered bank in the amount of $22,491 ($30,000 Cdn) as part of the Canadian government’s COVID-19 relief program on April 20, 2020. See Note 3 “Loan Payable” herein included in the consolidated Financial Statements.

Our cash and cash equivalents for the year ending September 30, 2020 were negative $12,073 compared to $49,715 in the year ending September 30, 2019. This decrease of $61,788 in cash was primarily due to general and administrative expenses.

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

The preceding bullets outline some of the risks and uncertainties that may affect our forward-looking statements. For a full description of risks and uncertainties, see the sections entitled “Risk Factors” and “Environmental Laws and Regulations” as disclosed in this Annual Report on Form 10-K for the fiscal year ended September 30, 2020 filed with the United States Securities and Exchange Commission (“SEC”). Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. Any forward-looking statement speaks only as of the date on which it was made and, except as required by law, we disclaim any obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q, 8-K and any other SEC filing or amendments thereto should be consulted.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 under the Exchange Act and therefore are not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NOTICE OF NO AUDIT

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)

Consolidated Financial Statements

For the Year Ended September 30, 2020

The Company’s independent auditor has not performed an audit of these consolidated financial statements for the year ended September 30, 2020, in accordance with standards established by the Public Company Accounting Oversight Board (United States) (“PCAOB”) for an audit of year end financial statements by an entity’s auditor.

The accompanying unaudited consolidated financial statements, for the year ended September 30, 2020, of the Company have been prepared by our in-house Company accounting and other staff but are the responsibility of the Company’s management.

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)

Consolidated Balance Sheets

September 30, 2020 and September 30, 2019

	September 30,	September 30,
	2020	2019
	Unaudited	Audited

ASSETS
Current Assets
Cash and cash equivalents	$(12,073)	$49,715
Accounts receivable	244,598	83,398
Prepaid expenses	22,672	34,266

Total Current Assets	255,197	167,379

Long-term investments	399,151	396,782
Oil and gas properties, net, based on full cost method of accounting	22,054,560	22,040,307
Property and equipment, net	60,056	73,509

TOTAL ASSETS	$22,768,964	$22,677,977

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$204,847	$69,617
Accounts payable and accrued liabilities – related parties	22,941	1,375

Total Current Liabilities	227,788	70,992

Asset retirement obligations (Note 10)	515,394	500,392
Loan payable (Note 3)	22,491	–

Total Non- Current Liabilities	537,885	500,392

TOTAL LIABILITIES	765,673	571,384
(Commitments and contingencies Note 15)

SHAREHOLDERS’ EQUITY
Common Stock: (Note 11)
Authorized: 600,000,000 shares at $0.001 par value
Issued and outstanding: 230,574,603 shares
(September 30, 2019 – 230,574,603 shares)	230,574	230,574
Additional paid in capital	43,104,276	43,104,276
Accumulated deficit	(21,331,559)	(21,228,257)

Total Shareholders’ Equity	22,003,291	22,106,593

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$22,768,964	$22,677,977

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)

Consolidated Statements of Operations

For the Years Ended September 30, 2020 and 2019

	September 30,	September 30,
	2020	2019
	Unaudited	Audited

Revenue	$–	$–
Royalty refunds (expenses)	–	–
Revenue, net of royalty	–	–

Expenses
Operating expenses	93,299	97,643
Operating expense covered by Farmout	(93,299)	(97,643)
General and administrative	124,688	165,405
Depreciation, accretion and depletion	43,026	46,036

Net loss from operations	(167,714)	(211,441)

Other income and expenses
Rental and other income	59,237	6,612
Interest income	5,175	7,694

Net loss	$(103,302)	$(197,135)

Net loss per common share
Basic and Diluted	$(0.0004)	$(0.0009)

Weighted Average Outstanding Shares (in thousands)
Basic and Diluted	230,574	230,574

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)

Consolidated Statements of Shareholders’ Equity

For the Years Ended September 30, 2020 and 2019

			Additional
	Common Shares		Paid in	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance at September 30, 2018 (audited)	230,574,603	$230,574	$43,104,276	$(15,000)	$(21,031,122)	$22,288,728

Subscription receivable collected	–	–	–	15,000	–	15,000

Net loss for the year ended September 30, 2019 (audited)	–	–	–	–	(197,135)	(197,135)

Balance at September 30, 2019 (audited)	230,574,603	$230,574	$43,104,276	$–	$(21,228,257)	$22,106,593

Net loss for the year ended September 30, 2020 (unaudited)	–	–	–	–	(103,302)	(103,302)

Balance at September 30, 2020 (unaudited)	230,574,603	$230,574	$43,104,276	$–	$(21,331,559)	$22,003,291

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)

Consolidated Statements of Cash Flows

For the Years Ended September 30, 2020 and 2019

	September 30,	September 30,
	2020	2019
	Unaudited	Audited

Operating Activities
Net loss	$(103,302)	$(197,135)
Items not affecting cash:
Depreciation, accretion and depletion	43,026	46,036
Net changes in non-cash working capital (Note 13)	7,190	(26,159)

Net Cash Used in Operating Activities	(53,086)	(177,258)

Investing Activities
Purchase of equipment	–	(882)
Investment in oil and gas properties	(36,400)	(93,078)
Long-term investments	5,207	7,692

Net Cash Used in Investing Activities	(31,193)	(86,268)

Financing Activities
Subscription receivable collected	–	15,000
Loan payable	22,491	–

Net Cash Provided by Financing Activities	22,491	15,000

Decrease in cash and cash equivalents	(61,788)	(248,526)

Cash and cash equivalents, beginning of year	49,715	298,241

Cash and cash equivalents, end of year	$(12,073)	$49,715

Supplemental Cash Flow Information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

See accompanying notes to the consolidated financial statements

DEEP WELL OIL & GAS, INC. (AND SUBSIDIARIES)

Notes to the Consolidated Financial Statements

September 30, 2020 (Unaudited) and 2019 (Audited)

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

Going Concern

The Company’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of September 30, 2020, the Company has a working capital deficit, and continues to have an accumulated deficit and has generated negative cash flows from operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and to develop a consistent source of dependent upon the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s operations. The management of the Company is developing a strategy, which it hopes will accomplish this objective through short-term related party loans and additional equity funding, which will enable the Company to operate for the coming year. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Basis of Presentation

The consolidated financial statements for the year ended September 30, 2020 included herein have been prepared by the Company, without audit. These consolidated financial statements are expressed in U.S. dollars and are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Allowance for Doubtful Accounts

The Company determines allowances for doubtful accounts based on aging of specific accounts. Accounts receivable are stated at the historical carrying amounts net of allowances for doubtful accounts and include only the amounts the Company deems to be collectable. The allowance for bad debts was $nil and $nil at September 30, 2020 and September 30, 2019, respectively.

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

Under the full cost method, oil and gas properties are subject to the ceiling test performed quarterly. A ceiling test write-down is recognized in net earnings if the carrying amount of a cost centre exceeds the “cost centre ceiling”. The carrying amount of the cost centre includes the capitalized costs of proved oil and natural gas properties, net of accumulated depletion and deferred income taxes. The cost centre ceiling is the sum of (A) present value of the estimated future net cash flows from proved oil and natural gas reserves using a 10 percent per year discount factor, (B) the costs of unproved properties not being amortized, and (C) the lower of cost or fair value of unproved properties included in the costs being amortized; less (D) related income tax effects. During the 2020 fiscal year, no ceiling test write-downs were recorded for the Company’s oil and gas properties.

Costs associated with unproved properties are excluded from the depletion calculation until it is determined that proved reserves are attributable or impairment has occurred. The Company’s unproved properties are assessed annually for impairment. Costs that have been impaired are included in the costs subject to depletion within the full cost pool.

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

Revisions in estimated liabilities can result from revisions of estimated inflation rates, escalating retirement costs, and changes in the estimated timing of settling asset retirement obligations. As of September 30, 2020, and 2019, asset retirement obligations amount to $515,394 and $500,392, respectively. The Company has posted bonds, where required, with the Government of Alberta based on the amount the government estimates the cost of abandonment and reclamation to be.

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

Financial, Concentration and Credit Risk

The Company’s consideration or related financial credit risk related to cash and cash equivalents depends on if funds are fully insured by either The Canada Deposit Insurance Corporation (“CDIC”), or The Credit Union Deposit Guarantee Corporation (“CUDGC”) deposit insurance limit. As of the 2020 fiscal year end, the Company has approximately $1,922 funds that are in excess of deposit insurance limits, which may have financial credit risk. For the Company funds that are maintained in a financial institution which has its deposits fully guaranteed by CUDGC, there is no financial credit risk.

The Company is not directly subject to credit risk resulting from the concentration of its crude oil sales. For the year ended September 30, 2020 and September 30, 2019, the Company recorded no oil sales.

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

Basic and Diluted Net Loss Per Share

Basic net loss per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net loss per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights, unless the exercise becomes antidilutive and then the basic and diluted per share amounts are the same. There was no potentially dilutive securities excluded from the the diluted earnings per share calculation because their effect would be antidilutive.

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

3. LOAN PAYABLE

On April 20, 2020, one of the Company’s Canadian subsidiaries received a loan from that subsidiary’s Canadian chartered bank in the amount of $29,988 ($40,000 Cdn) as part of the Canadian government’s COVID-19 relief program. Under this loan program, eligible businesses receive a $40,000 Cdn interest-free loan until December 31, 2022. If $30,000 Cdn is repaid on or before December 31, 2022, the remaining amount of the loan is eligible for complete forgiveness. If the loan is not repaid by December 31, 2022, it will be extended for an additional 3-year term bearing an interest rate of 5% per annum. It is the Company’s intention to repay $30,000 Cdn of the loan on or before December 31, 2022. As such, the forgivable portion of the loan $7,437 ($10,000 Cdn) has been recorded as income; and $22,491 ($30,000 Cdn) has been recorded as loan payable.

4. OIL AND GAS PROPERTIES

The Company’s oil sands acreage as of September 30, 2020, covers 17,712 gross acres (11,734 net acres) of land under six oil sands leases. The lease expiration dates of the Company’s oil sands leases are as follows:

1.	The Company has five oil sands leases that cover 14,549 gross acres (8,571 net acres) and have no set expiry date. These continued leases are now held by the Company for perpetuity, subject to yearly escalating rental payments until they are deemed to be producing leases;

2.	3,163 gross acres (3,163 net acres) under one oil sands lease are set to expire on April 9, 2024. The Company will be applying to continue this lease into perpetuity.

Lease Rental Commitments

The Company has acquired interests in certain oil sands properties located in North Central Alberta, Canada. The lease terms include certain commitments related to oil sands properties that require the payments of yearly rents. As required by the amended Oil Sands Tenure Regulation of the Mines and Minerals Act of Alberta continued oil sands leases past their expiry dates are subject to escalating rental payments in respect of each term year of a continued lease that is designated as non-producing. Annual and escalating rent of continued leases are due at the beginning of each term year. As of September 30, 2020, the following table sets out the estimated net payments due under lease rental commitments for non-producing continued leases, which could be as high as, until the leases are classified as producing continued leases:

	(USD $)	(Cdn $)
2021	$17,144	$22,868
2022	$28,059	$37,426
2023	$28,059	$37,426
2024	$30,938	$41,266
2025	$46,537	$62,074
Subsequent	$257,185	$343,048

The Company follows the full cost method of accounting for costs of oil properties. Under this method, oil and gas properties, for which no proved reserves have been assigned, must be assessed at least annually to ascertain whether or not a write down should occur. Unproven properties are assessed annually for potential write down.

Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions. No write downs were recognized for the year ended September 30, 2020.

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

See “Subsequent Events” in the notes to the Condensed Consolidated Financial Statements for the year ended September 30, 2020, as disclosed herein.

5. CAPITALIZATION OF COSTS INCURRED IN OIL AND GAS ACTIVITIES

The following table illustrates capitalized costs relating to oil producing activities for the year ended September 30, 2020 and September 30, 2019:

	September 30, 2020	September 30, 2019
Unproved Oil and Gas Properties	$22,172,761	$22,147,367
Accumulated Depreciation and Depletion	(118,201)	(107,060)
Net Capitalized Cost	$22,054,560	$22,040,307

Depreciation and depletion expenses for the years ended September 30, 2020 and 2019 were $11,141 and $11,141 respectively.

6. EXPLORATION ACTIVITIES

The following table presents information regarding the Company’s costs incurred in the oil property acquisition, exploration and development activities for the years ended September 30, 2020 and September 30, 2019:

	September 30, 2020	September 30, 2019
Acquisition of Properties:
Proved	$–	$–
Unproved	$–	$–
Exploration costs	$25,394	$75,580
Development costs	$–	$–

7. INVESTMENT IN EQUITY SECURITIES

On February 25, 2005, the Company acquired an interest in Signet Energy Inc. (“Signet” formerly Surge Global Energy, Inc.) as a result of a Farmout Agreement dated February 25, 2005. Signet amalgamated with Andora Energy Corporation (“Andora”) in 2007.

As of November 19, 2008, the Company converted its Signet shares into 2,241,558 shares of Andora, which presently represents an equity interest in Andora of approximately 2.24% as of September 30, 2020 which is Andora’s first quarter end. These shares are carried at a nominal value using the cost method and their value is included under oil and gas properties on the Company’s balance sheet.

8. PROPERTY AND EQUIPMENT

	September 30, 2020
		Accumulated	Net Book
	Cost	Depreciation	Value
Computer equipment	$36,569	$36,113	$456
Office furniture and equipment	34,130	32,286	1,844
Software	5,826	5,826	–
Leasehold improvements	4,936	4,936	–
Portable work camp	170,580	167,779	2,801
Vehicles	38,077	38,077	–
Oilfield equipment	249,046	228,863	20,182
Road mats	364,614	358,486	6,128
Wellhead	3,254	3,254	–
Tanks	96,085	67,440	28,645
	$1,003,117	$943,060	$60,056

	September 30, 2019
		Accumulated	Net Book
	Cost	Depreciation	Value
Computer equipment	$36,569	$35,177	$1,392
Office furniture and equipment	34,130	31,826	2,304
Software	5,826	5,826	–
Leasehold improvements	4,936	4,936	–
Portable work camp	170,580	166,578	4,002
Vehicles	38,077	38,077	–
Oilfield equipment	249,046	223,818	25,228
Road mats	364,614	355,859	8,755
Wellhead	3,254	3,254	–
Tanks	96,085	64,257	31,828
	$1,003,117	$929,608	$73,509

There was $13,453 of depreciation expense for the year ended September 30, 2020 (September 30, 2019 - $16,889).

9. LONG-TERM INVESTMENTS

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

10. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Accounts payable – related parties were $22,941 as of September 30, 2020 (September 30, 2019 - $1,375) for expenses to be reimbursed to directors. This amount is unsecured, non-interest bearing, and has no fixed terms of repayment.

As of September 30, 2020, officers, directors, their families, and their controlled entities have acquired 53.08% of the Company’s outstanding common capital stock. This percentage does not include unexercised stock options.

The Company incurred expenses $133,866 to one related party, Concorde Consulting, an entity controlled by a director, for professional fees and consulting services provided to the Company during the year ended September 30, 2020 (September 30, 2019 - $135,666).

11. ASSET RETIREMENT OBLIGATIONS

The total future asset retirement obligation is estimated by management based on the Company’s net working interests in all wells and facilities, estimated costs as determined by the AER to reclaim and abandon wells and facilities and the estimated timing of the costs to be incurred in future periods. At September 30, 2020, the Company estimates the undiscounted cash flows related to asset retirement obligation to total approximately $605,926 (September 30, 2019 - $610,291). The fair value of the liability at September 30, 2020 is estimated to be $515,394 (September 30, 2019 - $500,392) using a risk free rate of 3.74% and an inflation rate of 2%. The actual costs to settle the obligation are expected to occur in approximately 23 years.

Changes to the asset retirement obligation were as follows:

	September 30, 2020	September 30, 2019
Balance, beginning of period	$500,392	$493,467
Liabilities incurred	–	–
Effect of foreign exchange	(3,430)	(11,081)
Disposal	–	–
Accretion expense	18,432	18,006
Balance, end of period	$515,394	$500,392

12. COMMON STOCK

Common Stock Issued and Outstanding

As of September 30, 2020, the Company had outstanding 230,574,603 shares of common stock. See “Subsequent Events” in the notes to the Consolidated Financial Statements for the year ended September 30, 2020, as disclosed herein.

Warrants

There were no warrants outstanding as of September 30, 2020 (September 30, 2019 – Nil).

13. STOCK OPTIONS

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

For the year ended September 30, 2020, the Company recorded no share-based compensation expense related to stock options (September 30, 2019 – $Nil). As of September 30, 2020, there was no unrecognized compensation cost related to option awards. Compensation expense is based upon straight-line depreciation of the grant-date fair value over the vesting period of the underlying unit option.

	Shares Underlying Options Outstanding			Shares Underlying Options Exercisable
Range of Exercise Prices	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price

As of September 30, 2020	–	–	$–	–	$–

The aggregate intrinsic value of exercisable options as of September 30, 2020, was $Nil (September 30, 2019 - $Nil).

The following is a summary of stock option activity as at September 30, 2020:

	Number of Underlying Shares	Weighted Average Exercise Price	Weighted Average Fair Market Value

Balance, September 30, 2019	600,000	$0.23	$0.18

Expired, November 17, 2019	(600,000)	0.23	0.18
Balance, September 30, 2020	–	$–	$–
Exercisable, September 30, 2020	–	$–	$–

A summary of stock options at September 30, 2020 and 2019 and changes during the periods then ended is presented below:

	September 30, 2020		September 30, 2019
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding balance at beginning of period	600,000	$0.23	8,080,000	$0.36

Expired, October 28, 2018			(250,000)	0.30
Expired, December 4, 2018			(450,000)	0.34
Expired, September 19, 2019			(6,780,000)	0.38
Expired, November 17, 2019	(600,000)	0.23

Outstanding at end of period	–	$–	600,000	$0.23

Exercisable	–	$–	600,000	$0.23

There were no remaining unvested stock options outstanding as of September 30, 2020 (September 30, 2019 – Nil).

See “Subsequent Events” in the notes to the Condensed Consolidated Financial Statements for the year ended September 30, 2020, as disclosed herein.

Measurement Uncertainty for Stock Options

The Company used the Black-Scholes pricing model (“Black-Scholes”) to value the stock options. This pricing model was developed for use in estimating the fair value of traded “European” options. The stock options that are granted to employees, directors and consultants are non-transferable and some vest over time and are “American” options. This pricing model requires the input of subjective assumptions including expected share price volatility. The fair value estimate can vary materially as a result of changes in the assumptions, and therefore can materially affect the calculated fair value of the stock options. The following assumptions were used in the Black-Scholes pricing model to value the stock options:

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

14. CHANGES IN NON-CASH WORKING CAPITAL

	September 30,	September 30,
	2020	2019

Accounts receivable	$(161,200)	$(42,478)
Prepaid expenses	11,594	(9,536)
Accounts payable	156,796	25,855
	$7,190	$(26,159)

15. INCOME TAXES

As of September 30, 2020, the Company has approximately $ 6,557,601 (2019 – $2,190,855) of operating losses expiring through 2040 that may be used to offset future taxable income but are subject to various limitations imposed by rules and regulations of the Internal Revenue Service. The net operating losses are limited each year to offset future taxable income, if any, due to the change of ownership in the Company’s outstanding shares of common stock. In addition, at September 30, 2020, the Company had an unused Canadian net operating loss carry-forward of approximately $7,735,325 (2019 – $7,865,973), expiring through 2040. These operating loss carry-forwards may result in future income tax benefits of approximately $3,291,854. However, because realization is uncertain at this time, a valuation reserve in the same amount has been established. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The components of the net deferred tax asset, the statutory tax rate, the effective rate and the elected amount of the valuation allowance are as follows:

	Year Ended September 30, 2020	Year Ended September 30, 2019
Statutory and effective tax rate
Domestic
Statutory U.S. federal rate	21%	21%
Foreign	24.75%	26.75%

	Year Ended September 30, 2020	Year Ended September 30, 2019
Income taxes recovered at the statutory and effective tax rate
Domestic
Statutory U.S. federal rate	$18,314	$24,637
Foreign	3,983	21,347

Timing differences:
Non-deductible expenses	(10,490)	(12,534)
Other deductible charges
Benefit of tax losses not recognized in the year	(11,808)	(33,450)
Income tax recovery (expense) recognized in the year	$–	$–

The approximate tax effects of each type of temporary difference that gives rise to deferred tax assets are as follows:

	Year Ended September 30, 2020	Year Ended September 30, 2019
Deferred income tax assets (liabilities)
Net operating loss carry-forwards	$3,291,854	$2,563,850
Oil and gas properties	(1,934,917)	(2,043,926)
Equipment	188,996	204,147
Valuation allowance	(1,545,934)	(724,071)
Net deferred income tax assets	$–	$–

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

16.	COMMITMENTS

Office Lease

On June 24, 2020, the Company extended the Edmonton office lease commencing effective on July 1, 2020 and expiring on June 30, 2021. The quarterly payments due, under the original lease, are as follows:

	USD $	Cdn $

2021 Q1 (October - December)	3,722	4,965
2021 Q2 (January - March)	3,722	4,965
2021 Q3 (April - June)	3,722	4,965

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

See “Subsequent Events” in the notes to the Condensed Consolidated Financial Statements for the year ended September 30, 2020, as disclosed herein.

Compensation to Executive Officers

Concorde Consulting, a company owned 100% by Mr. Curtis J. Sparrow, for providing services as Chief Financial Officer to the Company for $11,156 per month (Cdn $15,000 per month).

17.	CRUDE OIL AND NATURAL GAS PROPERTY INFORMATION (Unaudited)

Results of Operations from Oil and Gas Producing Activities

The following table sets forth the results of the Company’s operations from oil producing activities from the Company’s Sawn Lake oil sands properties located in Alberta, Canada, for the years ending September 30, 2020 and 2019:

	September 30, 2020	September 30, 2019
Oil sales after royalties	$–	$–

Production (Operating) expenses	–	–
Depreciation, accretion and depletion	(41,629)	(44,457)
Oil sales less expenses	(41,629)	(44,457)
Income tax expenses	–	–
Results of operations from producing activities	$(41,629)	$(44,457)

There was no production volumes or revenues for the fiscal years ending September 30, 2020 and 2019, due to a majority of the Company’s Joint Venture partners voting to temporarily suspend operations of the SAGD Project at the end of February 2016. In accordance with the Farmout Agreement the Company entered into on July 31, 2013, the Farmee has agreed to provide up to $40,000,000 in funding for the Company’s working interest portion of the costs of the SAGD Project before the execution of the Farmout Agreement in return for a net 25% working interest in two oil sands leases where the Company had a working interest of 50%. The Farmee is also required to provide funding to cover monthly administrative expenses of the Company provided that such funding shall not exceed $30,000 per month. The Farmee shall continue to cover the Company’s administrative costs up to $30,000 per month, under the Farmout Agreement, until completion in all substantial respects of the SAGD Project agreement entered into between the Company and the operator of the SAGD Project.

Operating expenses are zero since at this time they are paid for under the Farmout Agreement. Transportation costs are included in these operating costs. The total share of the capital costs and operating expenses of the Company’s joint Steam Assisted Gravity Drainage Demonstration project (“SAGD Project”), has been funded in accordance with the Farmout Agreement, at a net cost to the Company of $Nil. As required by the Farmout Agreement, as of September 30, 2020, the Farmee has reimbursed the Company and/or paid the operator up to a total of approximately Cdn $27.5 million, which depending upon the exchange rates used over time could presently be approximately $20.6 million USD for the Farmee’s share and the Company’s share of the capital costs and operating expenses of the SAGD. These costs include the drilling and completion of one SAGD well pair; the purchase and transportation of equipment of which included the once through steam generator (“OTSG”), production tanks, water treatment plant, and power generators; installation and construction of the steam plant facility; testing and commissioning; the purchase of the water source and disposal wells, construction of pipelines and expenditures to connect and tie-in the source and disposal water wells to the steam plant facility along with a fuel source tie-in pipeline; equipment for processing and treating the bitumen production at the SAGD facility site; replacement of the electrical submersible pump; front end costs for the expansion; the operating expenses associated with the steaming and production of the one SAGD well pair when the facility was producing; and the expenses associated with the monthly shut-in operations of the SAGD Project facility. The capital costs of the existing the SAGD Project steam plant facility, with pipelines and one SAGD well pair was approximately $26.5 million (Cdn $34.8 million) on a 100% working interest basis, of which the Company’s share was covered under the Farmout Agreement. These capital costs do not include the start-up operating expenses to initiate oil production from the SAGD well pair.

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

The first SAGD well pair, for the SAGD Project, was drilled to a vertical depth of approximately 650 meters with a horizontal length of 780 meters each. Steam injection commenced in May 2014 and production started in September of 2014. Production from this one SAGD well pair increased significantly over the 18-month period it produced. Over January and February of 2016 production from the SAGD Project averaged 615 bopd, on a 100% basis (154 bopd net to the Company), and achieved an instantaneous Steam Oil Ratio (“ISOR”) efficiency of 2.1 from one SAGD well pair, demonstrating the productive capability of our Sawn Lake reservoir. The ISOR is reflective of the amount of steam needed to produce one barrel of oil. The lower the ISOR the lower the production costs and emissions per barrel of oil produced. In early May of 2016, an amended application was submitted to the Alberta Energy Regulator (“AER”) for a commercial expansion of the existing SAGD Project facility site and received regulatory approval in December 2017. This expansion application sought approval to expand the existing SAGD Project facility site to 3,200 bopd (100% basis). The Company anticipates that only five SAGD well pairs will need to be operating to achieve this production level. The Company anticipates that the commercial expansion to 3,200 bopd (100% basis) would include the reactivation of the existing demonstration project SAGD facility and existing SAGD well pair, the drilling of an additional four wellpairs and expansion of the existing SAGD facility to generate the additional necessary steam. As 2021 and 2022 proceeds, the operator of the SAGD Project should be consulting with its joint venture partners regarding development potential and alternatives for the SAGD Project.

Capitalized Costs Relating Specifically to the SAGD Project

The Company entered into a Farmout Agreement dated July 31, 2013, whereby the Company’s costs of the SAGD Project are paid in full by the Farmee in accordance with the Farmout Agreement; therefore, the Company has not capitalized any of the capital costs and operating expenses paid by the Farmee to the operator of the SAGD Project. See Note 5 herein “Capitalization of Costs Incurred in Oil and Gas Activities”.

Costs Incurred in Oil and Gas Property Acquisition, Exploration, and Development

See Note 5 herein “Exploration Activities”.

18.	LEGAL ACTIONS

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

The Plaintiff seeks: 1) A declaration that the Plaintiff is the legal owner of 0.67% of the Purported GORR payable on all oil sands produced from the lands which is payable by one or more of the Defendants; 2) An accounting to determine the amount of the outstanding royalty of which judgment is estimated by the Plaintiff to be in the amount of $74,970 ($100,000 Cdn); and 3) Interest and costs.

The Company continues to deny the validity of the Purported GORR in the first instance. As well, if the Purported GORR was valid, which is denied, it was not a gross overriding interest, but rather an overriding interest, which allowed for the deduction of operating and marketing costs. The Company plans to vigorously defend itself against the Plaintiff’s claims. As at September 30, 2020, no contingent liability has been recorded, as a successful outcome for the Plaintiff is not probable.

See “Subsequent Events” in the notes to the Condensed Consolidated Financial Statements for the year ended September 30, 2020, as disclosed herein.

19.	SUBSEQUENT EVENTS

Loan

As previously disclosed in Note 3 above, on April 20, 2020, one of the Company’s Canadian subsidiaries, received a loan from that subsidiary’s Canadian chartered bank in the amount of $29,988 ($40,000 Cdn) as part of the Canadian government’s COVID-19 relief program. In addition, on December 18, 2020, the Company’s Canadian subsidiary, received an additional $14,994 ($20,000 Cdn) under the same COVID-19 relief program.

Office Lease

From March 14, 2020 thru to September 30, 2021, the Company did not utilize its office space, and therefore the Company did not renew its office lease on June 30, 2021. Due to COVID-19 and certain governmental restrictions and recommendations, the Company’s staff have continued to work from home.

Effective February 2021, the Company currently rents office space on a month-to-month basis with no lease commitment. The quarterly payments due are as follows:

	USD $	Cdn $

2021 Q2 (January - March)	1,612	2,150
2021 Q3 (April - June)	2,418	3,225

Legal Actions

Provident Premier Master Fund Ltd. vs Northern Alberta Oil Ltd., Deep Well Oil & Gas (Alberta) Ltd., Andora Energy Corporation and MP Energy West Canada Corp.

On October 22, 2020, Provident Premier Master Fund Ltd. (the “Plaintiff”), filed and served a Second Amended Statement of Claim against Northern Alberta Oil Ltd., Deep Well Oil & Gas (Alberta) Ltd., Andora Energy Corporation and MP Energy West Canada Corp. (the “Defendants”) in the Court of Queen’s Bench of Alberta Judicial District of Calgary. The Original Statement of Claim had been filed on November 1, 2018, but the Company states that it was never served, so the Company was not aware of the claim until served with the first Amended Statement of Claim filed with the Court of Queen’s Bench of Alberta Judicial District of Calgary on October 24, 2019. The Plaintiff claims that on December 12, 2003, Nearshore Petroleum Corporation (“Nearshore”) entered into a royalty agreement with Northern Alberta Oil Ltd. (“Northern”) in which Northern granted a 6.5% gross overriding royalty (the “Purported GORR”) in all petroleum substances produced, saved and marketed from certain oil sands leases held by the Company located within the Company’s Sawn Lake properties. The Plaintiff seeks: 1) A declaration that the Plaintiff is the legal owner of 0.67% of the Purported GORR payable on all oil sands produced from the lands which is payable by one or more of the Defendants; 2) As stated in Clause 18(b) of the Second Amended Statement of Claim, an accounting to determine the amount of the outstanding royalty; 3.) Judgment or restitution in the amount determined pursuant to clause 18(b) in the approximate amount of $74,970 ($100,000 Cdn) plus such further amounts as come due following the filing of the action; and 4) Interest and costs.

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

Andora Energy Corporation vs Northern Alberta Oil Ltd. and Deep Well Oil & Gas (Alberta), Ltd.

On December 3, 2020, Andora Energy Corporation (the “Plaintiff”), filed a Statement of Claim against Northern Alberta Oil Ltd. and Deep Well Oil & Gas (Alberta) Ltd. (the “Defendants”) in the Court of Queen’s Bench of Alberta Judicial District of Calgary. The Company states that it was first served with this Statement of Claim on January 26, 2021. The Plaintiff claims that the Defendants owe the Plaintiff $100,316 ($133,808 Cdn) for unpaid joint interest billings. The Plaintiff seeks: 1.) Judgment, or alternatively damages, in the amount of the indebtedness, or such further amounts as may be due and owing as at the date of trail; 2.) Interest on the amount found to be owing; 3.) Costs of this action; and 4.) Such further and other relief as counsel may advise and the court deems just.

On February 17, 2021, the Defendants filed a Statement of Defence against the Plaintiff in the Court of Queen’s Bench of Alberta Judicial District of Calgary. The Defendants claimed that the Plaintiff owes monies to the Defendants for leases operated by the Defendants, and that the Defendants have a right to off-set costs against any monies that may be owed to the Plaintiff’s.

On March 18, 2021, Andora Energy Corporation (the “Plaintiff”), filed an Application for Summary of Judgment and Affidavit to support the Application for Summary of Judgment against Northern Alberta Oil Ltd. and Deep Well Oil & Gas (Alberta) Ltd. (the “Defendants”) in the Court of Queen’s Bench of Alberta Judicial District of Calgary. The Plaintiff seeks the repayment of outstanding joint interest billings pursuant to a joint operating agreement between the parties (the “JOA”). The Plaintiff seeks an Order granting the following relief: 1.) summary judgment in favour of Plaintiff as against the Defendant Northern Alberta Oil Ltd. in the amount of $98,367 ($131,209 Cdn); 2.) summary judgment in favour of Plaintiff as the Defendant Deep Well Oil & Gas (Alberta) Ltd. in the amount of $14,777 ($19,710 Cdn); 3.) interest on the amounts pursuant to the contractual interest rate prescribed by the JOA, or alternatively, pursuant to the Judgement Interest Act RSA 2000, c J-1; 4.) costs of this Action, including costs of this Application, on such basis as the Court deems appropriate; and 5.) such further and other relief as counsel may advices and the Court may deem just.

On June 21, 2021, the Defendants filed an Affidavit against the Plaintiff’s application for an order for Summary of Judgment against the Defendants in the Court of Queen’s Bench of Alberta Judicial District of Calgary. The Defendants claim that the Plaintiff owes $128,597 ($171,531 Cdn) to the Defendants for, but are not limited to, for expenses incurred on leases operated by the Defendants, and that the Defendants have a right to off-set costs against any monies that may be owed to the Plaintiff’s.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the fiscal year ended September 30, 2019, there were no changes in, or disagreements with, our independent accountant on accounting and financial disclosure matters. During the fiscal year ended September 30, 2020, our independent accountant reviewed without audit our interim condensed consolidated financial statements for the period ending December 31, 2019.

Even though our Company engaged our independent accountant on January 20, 2020, our Company’s independent auditor has not performed an audit of our consolidated financial statements for the year ended September 30, 2020, in accordance with standards established by the Public Company Accounting Oversight Board (United States) (“PCAOB”) for an audit of annual financial statements by an entity’s auditor. Our accompanying unaudited consolidated financial statements for the year ended September 30, 2020, included in this Annual Report on Form-10K, have been prepared inhouse by our Company and are the responsibility of our Company’s management. Due to financial constraints and the expense of an audit, our Company was unable to complete its engagement with our independent accountant to perform an audit of our consolidated financial statements for the year ended September 30, 2020.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the fiscal year ended September 30, 2020, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) was carried out under the supervision and with the participation of our principal executive officer and principal financial officer. Based upon that evaluation and specifically due to the fact that our Company was late in filing our Annual Report on Form 10-K for the year ended September 30, 2020, our principal executive officer and principal financial officer have concluded that as of the end of that fiscal year, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Our management, which included our principal executive officer and principal financial officer, assessed our internal control over financial reporting as of September 30, 2020. This assessment was based on criteria for effective internal control over financial reporting described in the internal control integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of September 30, 2020, our internal control over financial reporting was not effective, which was due to the fact that our Company was late in filing our Annual Report on Form 10-K for the year ended September 30, 2020.

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

ITEM 9B. OTHER INFORMATION

Our Company reported all information that was required to be disclosed on Form 8-K during the fourth quarter of the fiscal year ended September 30, 2020, as covered by this Annual Report, except for the following:

On July 28, 2020, Mr. Said Arrata, a member of the Board of Directors of Deep Well since March of 2011, informed Deep Well that he was retiring; and therefore he would also be retiring from Deep Well’s Board. Mr. Arrata did not advise Deep Well of any disagreement with Deep Well on any matter relating to Deep Well’s operations, policies, or practices. On July 28, 2020, Deep Well acknowledged and accepted Mr. Arrata’s resignation.

ITEM 9C DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

As of September 30, 2020, the directors and executive officers of Deep Well are as follows:

Name	Age	Director Since	Position/Office
Dr. Horst A. Schmid	87	2004	Director and Chairman of the Board, President and Chief Executive Officer
Mr. Satya Brata Das	64	2011	Director
Mr. Pascal Nodé-Langlois	73	2013	Director
Mr. Colin P. Outtrim	70	2014	Director
Mr. Curtis James Sparrow	63	2004	Director and Chief Financial Officer, Corporate Secretary and Treasurer
Mr. Malik Youyou	67	2008	Director

Biographies of Directors and Executive Officers

Brief biographies of the directors and executive officers of Deep Well are set forth below. All directors hold office until the next shareholders’ meeting or until their death, resignation, retirement, removal, disqualification or until their successors have been elected and qualified. Vacancies in the existing Board may be filled by majority vote of the remaining directors. Officers of our Company serve at the will of the Board. As of September 30, 2020, there were no written employment contracts outstanding for officers, other than the consulting contracts as disclosed in this Annual Report on Form 10-K.

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

On July 28, 2020, Mr. Said Arrata, a member of the Board of Directors of Deep Well since March of 2011, informed Deep Well that he was retiring; therefore he would also be retiring from Deep Well’s Board. Mr. Arrata did not advise Deep Well of any disagreement with Deep Well on any matter relating to Deep Well’s operations, policies, or practices. On July 28, 2020, Deep Well acknowledged and accepted Mr. Arrata’s resignation.

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

On May 11, 2020, Mr. David Roff, a member of the Board of Directors of Deep Well since April of 2006, submitted his notice of resignation to Deep Well. Mr. Roff did not advise Deep Well of any disagreement with Deep Well on any matter relating to Deep Well’s operations, policies, or practices. On May 11, 2020, Deep Well acknowledged and accepted Mr. Roff’s resignation.

Mr. Curtis James Sparrow has served as director of Deep Well since February 6, 2004. Mr. Sparrow has also been the Chief Financial Officer, Corporate Secretary and Treasurer of Deep Well. Since the mid-1980s, Mr. Sparrow has been a self-employed management consultant specializing in the natural resource sector. Mr. Sparrow has been involved in the oil and gas industry in various capacities for over 39 years. He has held directorships and senior officer positions with junior exploration and development companies before becoming a self-employed consultant. He is currently serving as a director of Mineworx Technologies Ltd. since his appointment on February 11, 2021. He is also currently serving as a director of BioNeutra Global Corporation, since his appointment on August 6, 2019, and is presently Chairman of the Board and the Audit Committee of BioNeutra Global Corporation. He has also participated in the marketing side of the oil and gas industry, and was part of an acquisition team formed to assess and develop a bid for a multi-billion dollar integrated oil company. His experience also includes corporate and project management, international businesses and mining. Mr. Sparrow is a National Association of Corporate Directors (“NACD”) Governance Fellow. He has demonstrated his commitment to boardroom excellence by completing NACD’s comprehensive program of study for corporate directors. He supplements his skill sets through ongoing engagement with the director community, and access to leading practices. The NACD is the recognized authority focused on advancing exemplary board leadership and establishing leading boardroom practices. Mr. Sparrow received his Bachelor of Science Degree in Engineering and Master’s Degree in Business Administration from the University of Alberta. Mr. Sparrow is also a registered Professional Engineer a member of the Association of Professional Engineers and Geoscientists of Alberta (APEGA), the Society of Petroleum Engineers (SPE), and the American Finance Association (AFA).

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

Section 16 (a) Beneficial Ownership Reporting Compliance

Based solely on the review of Forms 3 and 4 received by us during the September 30, 2020, fiscal year, as required under Section 16(a)(2) of the Exchange Act, all of our directors and officers reported all their transactions as required on a Form 4, on a timely basis.

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

Corporate Governance

Director Independence

Our Board with the assistance of management, reviews and determines director independence requirements for each director, based on the NASDAQ standards for director independence as set forth by the NASDAQ Stock Market Rule 5605(a)(2) and pursuant to Rule 10A-3 of the Exchange Act of 1934. Our Board determined that as of September 30, 2020, and 2019, the Company’s Board consisted of three independent and three non-independent directors. It was determined that Dr. Horst A. Schmid and Mr. Curtis James Sparrow, who serve as directors of our Company, are not independent because they serve our Company as President and CEO and Chief Financial Officer, respectively. It was also determined that Mr. Malik Youyou, who serves as a director of our Company, is not independent because he owns a controlling interest of our Company’s issued and outstanding common stock. The directors of our Company, when they became directors and our Company’s opinion as to each director’s independence are as follows:

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

Any shareholder proposals to be presented at our next annual meeting of shareholders (including the inclusion of shareholder director nominees) must be given in writing to our Company, along with proof of ownership of our stock in accordance with Rule 14a-8(b)(2), and received at our Company’s office, located at 3773 Howard Hughes Pkwy, Suite 500S, Las Vegas NV 89169-6014-. Any such proposal must comply with the rules pursuant to Rule 14a-8 under the Exchange Act and in accordance with our Company’s Bylaws. Our Company reserves the right to reject, rule out of order or take other appropriate action with respect to any proposal that does not comply with these and other applicable requirements, including conditions set forth in our bylaws and conditions established by the SEC. If our Company has its shareholder meeting by way of resolution any complying proposal will be considered at that time. It is recommended that shareholders submitting proposals direct them to our Corporate Secretary and utilize certified mail return receipt requested in order to provide proof of timely receipt. Copies of the bylaws are available by writing to our Company at the mailing address above or downloading them as previously filed on September 3, 2009 with the SEC on Form 8-K.

Audit Committee

Provisionally our entire Board will act and fulfill the role of the Audit committee. Of our six directors serving on our Board, Dr. Horst A. Schmid, Mr. Curtis Sparrow and Mr. Malik Youyou have been determined by our Board not to be independent directors under director independence standards noted above.

Compensation Committee

Provisionally our entire Board will act and fulfill the role of our Compensation committee. Of our six directors serving on our Board, Dr. Horst A. Schmid, Mr. Curtis Sparrow and Mr. Malik Youyou have been determined by our Board not to be independent directors under director independence standards noted above. During the September 30, 2020 fiscal year Dr. Horst A. Schmid and Mr. Curtis Sparrow served as officers of our Company.

On or about July 31, 2018, a majority of shareholders approved by written consent, on a non-binding basis, the compensation paid to our Company’s named executive officers.

Reserves and Resources Committee

On January 3, 2015, our Board appointed a Reserves and Resources Committee consisting of four Board members, three of which are independent. At that time, our Board appointed the following Directors: Mr. Said Arrata, Mr. Colin Outtrim, Mr. David Roff and Mr. Curtis Sparrow to serve on this committee and Mr. Colin Outtrim was appointed as chairman of the committee. Of our four members serving on this committee it was determined by our Board that Mr. Curtis Sparrow is not an independent member or director under director independence standards noted above. Mr. Said Arrata and Mr. David Roff resigned or retired as directors of our Board during the 2020 fiscal year.

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

ITEM 11. EXECUTIVE COMPENSATION

On July 31, 2018, a majority of our shareholders approved on an advisory basis the compensation paid to the Company’s named executive officers (also known as “Say-on-Pay”). At the Company’s 2013 general meeting of shareholders held on September 17, 2014, a majority of our shareholders approved the frequency of which to hold the say-on-pay advisory vote on the compensation paid to the Company’s named executive officers be every three years. This non-binding “Frequency Vote” must be considered by our Company’s shareholders at least once every six years. We will have another non-binding vote on the frequency in which to hold an advisory vote on compensation paid to our Company’s named executive officers at our next shareholder meeting.

Summary Compensation Table

The following table provides information about the compensation paid to, earned or received during the two fiscal years ended September 30, 2020 and September 30, 2019, by the executive officers listed below (the “Named Executive Officers”).

Executive Compensation Summary
Name and Principal Position	Fiscal Year Sept. 30	Fee		Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compen-sation	Non-qualified Deferred Compen-sation Earnings	All Other Compen-sation		Total

Dr. Horst A. Schmid (1)	2020	$–	(2)	$–	$–	$–	$–	$–	$6,823	(2)	$6,823	(5)
President and	2019	$–	(2)	$–	$–	$–	$–	$–	$4,591	(2)	$4,591	(5)
Chief Executive Officer

Mr. Curtis Sparrow (3)	2020	$134,946	(4)	$–	$–	$–	$–	$–	$2,756	(4)	$137,702	(5)
Chief Financial Officer	2019	$135,666	(4)	$–	$–	$–	$–	$–	$3,176	(4)	$138,842	(5)

(1)	Dr. Horst A. Schmid has served our Company as director and Chairman of the Board since February 6, 2004. Since June 29, 2005 to present Dr. Schmid has been the President and Chief Executive Officer of our Company.

(2)	Portwest Investments Ltd. (“Portwest”), a company owned 100% by Dr. Horst A. Schmid, provided services as Chief Executive Officer and President to our Company for $Nil for the 2020 fiscal year and $Nil for the 2019 fiscal year. Portwest Investments Ltd. was reimbursed for expenses paid that were related to health care in the amount of $6,823 for the 2020 fiscal year and $4,591 for the 2019 fiscal year.

(3)	Mr. Curtis Sparrow has served our Company as director since February 6, 2004. Since February 9, 2004 Mr. Sparrow has been the Chief Financial Officer, Corporate Secretary and Treasurer of our Company.

(4)	Concorde Consulting, a company owned 100% by Mr. Curtis Sparrow, provided services as Chief Financial Officer to our Company for $134,946 for the 2020 fiscal year and $135,666 for the 2019 fiscal year. Concorde Consulting was reimbursed for expenses paid that were related to health care in the amount of $2,756 for the 2020 fiscal year and $3,176 for the 2019 fiscal year.

(5)	US$ based on the average year-end exchange rates of $0.7497 and $0.7537, respectively.

Compensation Arrangements for Executive Officers

Our Company currently does not provide retirement benefits to its executive officers.

Our Company has entered into a contract with Concorde Consulting, a company owned 100% by Mr. Curtis Sparrow for providing services as Chief Financial Officer to our Company for Cdn$15,000 per month. As of September 30, 2020, our Company owed Concorde Consulting $Nil for services provided to our Company.

See “Compensation of Directors” herein below in this Annual Report on Form 10-K for the year ended September 30, 2020.

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

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ending September 30, 2019, between June 8 to 10, 2018, five directors, two contractors and one employee of the Company, exercised a total of 3,150,000 option shares at an exercise price of $0.05 by way of a cashless exercise to acquire a total of 899,998 common shares of the Company. In addition, on June 19, 2018, one director of the Company acquired 300,000 common shares of the Company upon exercising stock options, at an exercise price of $0.05 per common share for total gross proceeds to the Company of $15,000. All of the stock certificates from the exercise of these stock options are held in escrow upon final approval and release by Management of the Company. Subsequently, on June 8, 2021, Management of the Company determined that the conditions to issue the common shares were not met and 1,199,998 common shares previously exercised in June of 2018 will be returned to treasury and $15,000 will be booked as a loan from one director.

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

For the year ended September 30, 2020, our Company recorded no share-based compensation expense related to stock options (September 30, 2019 - $NIL). As of September 30, 2020, there was no unrecognized compensation cost related to option awards. Compensation expense is based upon straight-line depreciation of the grant-date fair value over the vesting period of the underlying unit option.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

As of September 30, 2020, with respect to shares of Deep Well common stock that may be issued under our existing equity compensation plan, see Item 5 “Equity Compensation Plan Information” of this Annual Report on Form 10-K.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the number and percentage of the beneficial ownership of shares of Deep Well’s outstanding common stock as of September 24, 2021 by each person or group known by us to be the beneficial owner of more than 5%, and all of our directors and executive officers individually and as a group.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Name and Address of Beneficial Owner	Title of Class	Number of Shares Beneficially Owned (1) (2)	Percentage of Class Beneficially Owned		Nature of Beneficial Ownership

Malik Youyou (†) Director Sadovnicheskeya nab 69 Moscow 115035, Russia	Common	114,556,091	49.94	(3)	Direct and Indirect

MP West Canada SAS Beneficial Owner of 5% or more 51, Rue D’Anjou, Paris, 75008, France	Common	45,111,778	19.67	(4)	Direct

Dr. Horst A. Schmid (†) Director and Chairman of the Board, President and Chief Executive Officer Suite 700, 10150 - 100 Street Edmonton, Alberta T5J 0P6 Canada	Common	3,365,714	1.47	(5)	Direct and Indirect

Mr. Curtis J. Sparrow (†) Director, Chief Financial Officer, Corporate Secretary and Treasurer Suite 700, 10150 - 100 Street Edmonton, Alberta T5J 0P6 Canada	Common	1,750,000		*(6)	Direct and Indirect

Mr. Satya Brata Das (†) Director Suite 700, 10150 - 100 Street Edmonton, Alberta T5J 0P6 Canada	Common	1,221,667		*(7)	Direct and Indirect

Mr. Pascal Nodé-Langlois (†) Director c/o Parfinance SA 65 rue du Rhone 1204 Geneva, Switzerland	Common	594,311		*(8)	Indirect

Mr. Colin P. Outtrim (†) Director 331 Rocky Ridge Dr. NW Calgary, AB T3G 4P4 Canada	Common	–		*(9)	Direct

(†) All Officers and Directors as a Group	Common	121,487,783	52.96%		Direct and Indirect

*	Less than 1%

(1)	Under the rules of the SEC, a person or entity beneficially owns stock of a company if such person or entity directly or indirectly has, or shares the power to, vote or direct the voting, or the power to dispose or direct the disposition of such stock, whether through any contract, arrangement, understanding, relationship or otherwise. A person or entity is also deemed to be the beneficial owner of stock if such person or entity has the right to acquire either of such powers at any time within 60 days through the exercise of any option, warrant, right or conversion privilege or pursuant to the power to revoke a trust, a discretionary account or similar arrangement or pursuant to the automatic termination of a trust, discretionary account or similar arrangement.

(2)	Based on 229,374,605 of our Company’s common shares issued and outstanding on September 24, 2021, after 1,199,998 common shares, which were granted from previously exercised stock options in June of 2018, are returned to treasury, effective June 8, 2021. For calculating the percentage of beneficial ownership separately for each person, his or her options, that can be acquired within 60 days are included in both the numerator and the denominator. For the directors as a group, their collective options that can be acquired within 60 days are included in both the numerator and the denominator when calculating their group percentage ownership.

(3)	Mr. Malik Youyou has served the Company as director since August 20, 2008. As of September 24, 2021, Mr. Youyou beneficially owns 114,556,091 shares of our common stock, of which (i) 104,783,897 shares are held by Mr. Youyou directly; and (ii) 9,772,194 shares are held indirectly by Westline Enterprises Limited, a corporation 100% owned by Mr. Youyou. As of September 24, 2021, Mr. Youyou has a 49.94% ownership of our Company’s issued and outstanding common stock.

(4)	Based solely on our statement of security holder listing report received from our transfer agent on September 24, 2021, MP West Canada S.A.S. owns 45,111,778 shares of our common stock and based on this report MP West Canada S.A.S. owns 19.67% of our Company’s issued and outstanding common stock. On February 1, 2017, PT Pertamina (Persero) (“PT Pertamina”) indirectly acquired MP West Canada S.A.S. as a result of the successful completion of its voluntary tender offer for all the outstanding securities, that it did not already own of Etablissementes Maurel & Prom (“M&P”). M&P is the direct beneficial owner of all of the outstanding share capital of MP West Canada S.A.S. As a result of the tender offer, PT Pertamina, through Pertamina Internasional Eksplorasi dan Produksi (“Pertamina Internasional”), has acquired a majority of the outstanding shares of M&P. Among the assets of MP West Canada S.A.S. that were acquired by PT Pertamina were 45,111,778 shares of common stock of our Company. As a result of the completion of the tender offer, PT Pertamina became the indirect beneficial owner of 45,111,778 shares of the our Company’s common stock, which continue to be held of record and beneficially owned by MP West Canada S.A.S.

(5)	Dr. Schmid has served our Company as director and Chairman of the Board since February 6, 2004. Dr. Schmid has also served our Company as President and Chief Executive Officer since June 29, 2005. As of September 24, 2021, Dr. Schmid beneficially owns 3,365,714 shares of our Company’s common stock, of which (i) 235,714 shares are held directly; and (ii) 2,280,000 shares are held indirectly by Portwest Investments Ltd. and another 850,000 shares are held indirectly by Trans World Factors Inc., both of which are private corporations 100% owned by Dr. Schmid. As of September 24, 2021, Dr. Schmid has a 1.47% ownership of our Company’s issued and outstanding common stock.

(6)	Mr. Sparrow has served the Company as director and Chief Financial Officer since February 9, 2004. As of September 24, 20210, Mr. Sparrow beneficially owns 1,750,000 shares of our Company’s common stock, of which (i) 600,000 shares are held directly; and (ii) 1,150,000 shares are held indirectly by Concorde Consulting, a private corporation owned 100% by Mr. Sparrow. As of September 24, 2021, Mr. Sparrow has a 0.76% ownership of our Company’s issued and outstanding common stock.

(7)	Mr. Das has served our Company as director since March 8, 2011. As of September 24, 2021, Mr. Das beneficially owns 1,221,667 shares of our Company’s common stock, of which (i) 390,000 shares are held directly; and (ii) 831,667 are held indirectly by Cambridge Strategies Inc., a company 50% owned by Mr. Satya Brata Das and 50% owned by his wife. As of September 24, 2021, Mr. Das has a 0.53% ownership of our Company’s issued and outstanding common stock.

(8)	Mr. Nodé-Langlois has served our Company as director since December 4, 2013. As of September 24, 2021, Mr. Nodé-Langlois beneficially owns 594,311 shares of our Company’s common stock of which 594,311 shares are held indirectly through Voltaire Group SA, a company 100% owned by Mr. Nodé-Langlois. September 24, 2021, Mr. Nodé-Langlois has a 0.26% ownership of our Company’s issued and outstanding common stock.

(9)	Mr. Outtrim has served the Company as director since November 17, 2014. As of September 24, 2021, Mr. Outtrim does not own any issued and outstanding common stock of our Company.

Changes in Control

Except as described below, Deep Well is not aware of any arrangement that may result in a change in control of Deep Well or its subsidiary companies.

As of September 30, 2020 and based solely on Mr. Malik Youyou’s filed Form 4s and most recent Schedule 13D, Mr. Youyou, a director of our Company, beneficially owns 114,556,091common shares of Deep Well, representing 49.94% of Deep Well’s outstanding shares of common stock.

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

For the fiscal year ending September 30, 2020 and September 30, 2019, we paid Concorde Consulting, a company 100% owned by Mr. Curtis James Sparrow, $134,946 and $135,666, respectively, for consulting services provided to our Company for professional services provided to our Company as Chief Financial Officer and Corporate Secretary. Mr. Sparrow is also a director of our Company.

Mr. Malik Youyou has served the Company as director since August 20, 2008. As of September 24, 2021, Mr. Youyou beneficially owns 114,556,091 shares of our common stock, of which (i) 104,783,897 shares are held by Mr. Youyou directly and 9,772,194 shares are held indirectly by Westline Enterprises Limited, a corporation 100% owned by Mr. Youyou. As of September 24, 2021, Mr. Youyou has a 49.94% ownership of our Company’s issued and outstanding common stock.

Director Independence

See the disclosure under Item 10 “Directors, Executive Officers and Corporate Governance” of this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table is a summary of the fees billed to us by Turner, Stone & Company, L.L.P. (“Turner Stone”) for professional services for the fiscal years as disclosed in the table below:

Fee Category	Fees Billed in Fiscal 2020	Fees Billed in Fiscal 2019

Audit Fees	$37,235	$40,355
Audit-Related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–
Total Fees	$37,235	$40,355

Audit Fees

Audit fees consist of fees for services billed by Turner Stone, which is a PCAOB registered independent auditor, for the audit and review of our consolidated financial statements.

Turner Stone audited our consolidated financial statements as of September 30, 2019, and Turner Stone’s opinion was that our financial statements present fairly, in all material respects, the financial position of our Company as of September 30, 2019 and the results of our operations and our cash flows for the year ended September 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

In addition, during the fiscal year ended September 30, 2020, our independent accountant reviewed without audit our interim condensed consolidated financial statements for the period ending December 31, 2019. However, even though our Company engaged Turner Stone on January 20, 2020, Turner Stone has not performed an audit of our consolidated financial statements for the year ended September 30, 2020, in accordance with standards established by the PCAOB for an audit of annual financial statements by an entity’s auditor. Due to financial constraints and the expense of an audit, our Company was unable to complete its engagement with our independent accountant to perform an audit of our consolidated financial statements for the year ended September 30, 2020.

Audit-Related Fees

None.

Tax Fees

None.

All Other Fees

None.

In addition, we were billed $6,038 Cdn which consisted of fees billed by RSM Canada, an independent third party, Canadian chartered accounting firm, relating to the preparation of our Company’s 2019 year end tax returns.

Audit Committee Pre-Approval Policies and Procedures

Provisionally our entire Board will act and fulfill the role of our audit committee.

Our Board of Directors, acting as the Audit Committee, engaged Turner Stone as our independent registered public accounting firm, effective January 7, 2019, to audit and render an opinion on our consolidated financial statements for the fiscal year ending September 30, 2019 and to review our quarterly consolidated financial statements for the periods ending December 31, 2018, March 31, 2019 and June 30, 2019. Our Board of Directors, acting as the Audit Committee, pre-approved all audit and non-audit services provided by Turner Stone for the fiscal year ended September 30, 2019. Further our Board of Directors, acting as the Audit Committee, considered the nature and amount of the fees billed by Turner Stone, and believes that the provision of the services for activities unrelated to the audit of our September 30, 2019 financial statements is compatible with maintaining the independence of Turner Stone.

Our Board of Directors, acting as the Audit Committee, engaged Turner Stone as our independent registered public accounting firm, effective January 20, 2020, to audit and render an opinion on our consolidated financial statements for the fiscal year ending September 30, 2020 and to review our quarterly consolidated financial statements for the quarterly periods ending December 31, 2019, March 31, 2020 and June 30, 2020. Turner Stone reviewed our consolidated financial statements for the period ending December 31, 2019. However, as stated above, Turner Stone has not performed a review of the subsequent quarters nor an audit of our consolidated financial statements for the year ended September 30, 2020, in accordance with standards established by the PCAOB for an audit of annual financial statements by an entity’s auditor.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements filed with this Annual Report

The following listed financial statements and report of independent registered public accounting firm are filed as part of this Annual Report (see disclosure under Item 8 “Financial Statements and Supplementary Data” of this Annual Report for further information)

1.	Consolidated Balance Sheets for September 30, 2020 and 2019.

2.	Consolidated Statements of Operations for the years ended September 30, 2020 and 2019.

3.	Consolidated Statements of Shareholders’ Equity for the period from September 30, 2020 to September 30, 2019.

4.	Consolidated Statements of Cash Flows for the years ended September 30, 2020 and 2019.

5.	Notes to the Consolidated Financial Statements.

Financial Statement Schedules filed with this Annual Report

None.

Exhibits

The following Exhibits have been or are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit No.	Description
2.1	Liquidating Plan of Reorganization of Allied Devices Corporation, now known as Deep Well Oil & Gas, Inc. (incorporated by reference to Exhibit 2.1 to our Form 10-K/A filed on January 28, 2004).
2.2	Order and Plan of Reorganization of the U.S. Bankruptcy Court in and for the Eastern District of New York, In re: Allied Devices Corporation, Chapter 11, Case No. 03-80962-511, dated September 10, 2003 (incorporated by reference to Exhibit 2.2 to our Form 10-K/A filed on January 28, 2004).
3.1	Restated and Amended Articles of Incorporation filed with and accepted by the Secretary of State of Nevada on October 22, 2003, changing the name to “Deep Well Oil and Gas, Inc.” and otherwise implementing the Plan (incorporated by reference to Exhibit 3.1 to our Form 10-K/A filed on January 28, 2004).
3.2	Amended Articles of Incorporation filed with the State of Nevada on February 27, 2004, reflecting our two (2) shares for one (1) share forward stock split (incorporated by reference to Exhibit 3.1 to our Form 8-K filed on March 5, 2004).
3.3	Amended Articles of Incorporation filed with the State of Nevada on May 5, 2004, reflecting our three (3) shares for one (1) share forward stock split (incorporated by reference to Exhibit 3.2 to our Form 8-K filed on May 7, 2004).
3.4	Registrant’s By-laws, filed with Form 10-KSB on February 23, 2007 (incorporated by reference to Exhibit 3.4 to our Form 10-KSB filed on February 23, 2007).
3.5	Registrant’s Amended and Restated By-laws, filed with Form 8-K on September 3, 2009 (incorporated by reference to Exhibit 3.1 to our Form 8-K filed on September 3, 2009).
3.6	Amended Articles of Incorporation filed with the State of Nevada on May 15, 2013 and effective on May 24, 2013, increasing the aggregate number of shares which the Company has authority to issue from 300,000,000 common shares, with $0.001 par value per share, to 600,000,000 shares of common stock, with $0.001 par value per share (incorporated by reference to Exhibit 3.1 to our Form 8-K filed on May 17, 2013).
3.7	Registrant’s Amended and Restated By-laws, filed with Form 8-K on October 5, 2015 (incorporated by reference to Exhibit 3.1 to our Form 8-K filed on October 5, 2015).
10.1*	Consulting agreement by and between Northern Alberta Oil Ltd. and Concorde Consulting, dated July 1, 2005 (incorporated by reference to Exhibit 10.17 to our Form 10-KSB filed on February 23, 2007).
10.2*	Deep Well Oil & Gas, Inc. Stock Option Plan, effective November 28, 2005 and amended December 4, 2013 (incorporated by reference to Exhibit 10.3 to our Form 10-K filed on January 13, 2015).
10.3	Form of Purchase and Sale Agreement effective December 3, 2012 by and among our Company and 1132559 Alberta Ltd. (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on December 17, 2012).
10.4*	Form of Subscription Agreement dated July 10, 2013 by and among our Company with a consultant of our Company, related to an Amending Agreement by and between Northern Alberta Oil Ltd. and Portwest Investments Ltd., dated July 10, 2013 (incorporated by reference to Exhibit 4.1 to our Form 8-K filed on July 17, 2013).
10.5	Farmout Agreement between the Company and Farmee dated July 31, 2013 (incorporated by reference to Exhibit 10.1 to our Form 8-K/A filed on October 15, 2013).
10.6	SAGD Demonstration Project Agreement dated July 30, 2013 between the Company and its joint venture partner (incorporated by reference to Exhibit 4.1 to our Form 8-K filed on August 21, 2013).
10.7	Acquisition of Royalty Interest Agreement dated March 18, 2014 between Northern Alberta Oil Ltd. and JV Partner (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on July 3, 2014).
10.8	General Indenture of Conveyance, Assignment and Transfer Agreement dated March 18, 2014 between Northern Alberta Oil Ltd. and JV Partner (incorporated by reference to Exhibit 10.2 to our Form 8-K filed on July 3, 2014).
10.9	Acquisition of Royalty Interest Agreement dated June 16, 2014 between Northern Alberta Oil Ltd. and Mr. Malik Youyou (incorporated by reference to Exhibit 10.3 to our Form 8-K filed on July 3, 2014).

10.10	General Indenture of Conveyance, Assignment and Transfer Agreement dated June16, 2014 between Northern Alberta Oil Ltd. and Mr. Malik Youyou (incorporated by reference to Exhibit 10.4 to our Form 8-K filed on July 3, 2014).
10.11	Sample Indemnity Agreement with all directors of the Company (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on September 25, 2014).
10.12	Stock Option Agreement issued on November 17, 2014, to a director (Mr. Colin Outtrim) of the Company (incorporated by reference to Exhibit 10.27 to our Form 10-K filed on January 13, 2015).
14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to our Form 10-K filed on January 13, 2015).
18.1	Preferability Letter of Turner, Stone & Company, LLP (incorporated by reference to Exhibit 18.1 to our Form 10-K filed on December 29, 2017).
21.1	Subsidiaries of Registrant.
31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
99.1	Insider Trading Policy (incorporated by reference to Exhibit 99.1 to our Form 10-K filed on January 13, 2015).
99.2	Amended Insider Trading Policy (incorporated by reference to Exhibit 99.2 to our Form 10-K filed on December 29, 2017).
99.3	Audit Committee Whistle-Blower Policy (incorporated by reference to Exhibit 99.2 to our Form 10-K filed on January 13, 2015).
99.4	Audit Committee Charter (incorporated by reference to Exhibit 99.3 to our Form 10-K filed on January 13, 2015).
99.5	Compensation Committee Charter (incorporated by reference to Exhibit 99.4 to our Form 10-K filed on January 13, 2015).
99.6	Corporate Governance and Nominating Committee Charter (incorporated by reference to Exhibit 99.5 to our Form 10-K filed on January 13, 2015).
99.7	Reserves and Resources Committee Charter (incorporated by reference to Exhibit 99.6 to our Form 10-K filed on January 13, 2015).
101	Interactive Data Files

*	Management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEEP WELL OIL & GAS, INC.

By	/s/ Horst A. Schmid
Dr. Horst A. Schmid
Chairman of the Board

Date	September 27, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Horst A. Schmid
Dr. Horst A. Schmid
Chief Executive Officer and President
(Principal Executive Officer)

Date	September 27, 2021

By	/s/ Curtis Sparrow
Mr. Curtis James Sparrow
Chief Financial Officer
(Principal Financial Officer)

Date	September 27, 2021